Form 10-K
period 2012-12-31
EURONET WORLDWIDE INC
filed 2013-02-27
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $845.1 million. The aggregate market value was determined based on the closing price of the Common Stock on June 29, 2012.

At February 25, 2013, the registrant had 49,604,922 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

General Overview

Euronet Worldwide, Inc. (“Euronet,” the “Company,” “we,” “our” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include: comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services.

Core Business Segments

We operate in the following three business segments as of December 31, 2012:

The EFT Processing Segment processes transactions for a network of 17,600 ATMs and approximately 67,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services; ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including dynamic currency conversion, advertising, Customer Relationship Management (“CRM”), mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2012, the EFT Processing Segment accounted for approximately 19% of Euronet's consolidated revenues.

The epay Segment provides electronic distribution and processing of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 680,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe. Through this segment, we believe we are the world's leading international network for distribution of prepaid mobile airtime. In 2012, the epay Segment accounted for approximately 56% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, mostly under the brand name Ria and AFEX. We offer this service through a network of sending agents and Company-owned stores (mostly in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 177,000 locations. In addition to money transfers, we also offer customers bill payment services (mostly in the U.S.), mobile top-up, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, and competitive foreign currency exchange services. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2012, the Money Transfer Segment accounted for approximately 25% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 150 countries. We have nine transaction processing centers, including four in Europe, two in Asia Pacific, two in North America and one in the Middle East. We also maintain 49 business offices that are located in 36 countries. Our corporate offices are located in Leawood, Kansas, USA.

Historical Perspective

Euronet was established in 1994 as Euronet Bank Access Kft., a Hungarian limited liability company. Operations began in 1995 when we established a processing center in Budapest, Hungary and installed our first ATMs in Hungary, followed by Poland and Germany in 1996. Euronet was reorganized on March 6, 1997, in connection with its initial public offering, and at that time, our operating entities became wholly owned subsidiaries of Euronet Services, Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.

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

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. Expansion continued, and by 2010, Euronet's network of ATMs had expanded to include Greece, Slovakia, Romania, Bulgaria, Serbia, Ukraine, the Middle East, India and China.

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

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license from the U.K. Financial Services Authority, which allowed Ria to operate under one license and one regulator for all European countries. The license also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. In addition to expanding the money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

2012 Developments

In January 2012, Euronet acquired the remaining 51% of the common stock of Euronet Middle East W.L.L., increasing our ownership percentage to 100%.
On October 11, 2012, Euronet increased the aggregate commitments under its senior secured revolving credit facility by $125 million. In the process, additional financial institutions were added as lenders under the credit agreement. Borrowing capacity under the senior secured revolving credit facility increased from $275 million to $400 million, and Euronet remains entitled to increase its revolving borrowing capacity by an additional $80 million. All other terms of the credit agreement remained unchanged.
On October 15, 2012, Euronet repurchased $167.9 million in principal amount of 3.50% debentures due 2025 submitted to the Company for repurchase. Under the terms of the debentures, holders had the right to require the Company to repurchase some or all of their debentures on such date.
In November 2012, Euronet completed the acquisition of certain assets and retail contracts of a leading New Zealand full service gift card provider, ezi-pay Limited ("ezi-pay"). ezi-pay is New Zealand's largest full-service provider of gift card issuing, processing and distribution services for global and New Zealand-specific brands. ezi-pay distributes over 90 branded gift cards and mobile top-up through more than 1,200 large retail outlets in New Zealand. The acquisition elevates Euronet to the largest distributor of both prepaid mobile and non-mobile content in New Zealand.

BUSINESS SEGMENT OVERVIEW

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the consolidated financial statements.

EFT PROCESSING SEGMENT

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including dynamic currency conversion, advertising, CRM, mobile top-up, bill payment, fraud management and foreign remittance payout. We provide these services either through our Euronet-owned ATMs or through contracts under which we operate ATMs on behalf of financial institutions. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The major source of revenues generated by our ATM network is recurring monthly management fees, transaction-based fees and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management (for credit, debit, prepaid and loyalty cards), prepaid mobile airtime recharge on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece, Bulgaria and Ukraine), the Middle East and Asia Pacific (India, China and Pakistan), as well as certain developed countries of Western Europe. As of December 31, 2012, we operated 17,600 ATMs compared to 14,224 at December 31, 2011. The increase was largely due to growth in India and expansion of our Independent ATM Deployed (IAD) networks in several Eastern European countries.

We monitor the number of transactions made by cardholders on our ATM network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our entire ATM network has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 14% as indicated in the following table:

(in millions)	2008	2009	2010	2011	2012
EFT Processing transactions per year	672	703	794	943	1,156

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. They operate 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet Integrated Transaction Management (“ITM”) software package.

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

We generally receive fees or earn margin from our customers for five types of ATM transactions:

•	Cash withdrawals,

•	Balance inquiries,

•	Transactions not completed because the relevant card issuer does not give authorization,

•	Dynamic currency conversion, and

•	Prepaid telecommunication recharges.

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

Dynamic Currency Conversion

We offer dynamic currency conversion (“DCC”) over our IAD networks, ATM networks that we operate on an outsourced basis for banks, and over bank's ATM networks or Point of Sale ("POS") device as a stand-alone service. DCC is a feature of the underlying ATM or POS transaction that is offered to customers completing transactions using a foreign debit or credit card in another country. The customer is offered a choice between two alternatives for the foreign exchange conversion of the funds delivered at ATM or transactions completed through the POS terminal by the transaction acquirer, which result in a pre-defined amount of the customer's local currency being charged to their card, or they may have the transaction converted in the ordinary way, in which the amount of foreign currency is communicated to the card issuing bank and the card issuing bank make the conversion. In this latter case, the customer generally is not informed of the exchange rate used by the card issuing bank until settlement of the transaction.

When a customer chooses DCC at an ATM or POS transaction and Euronet acts as the acquirer, we receive all or a portion of the foreign exchange margin on the conversion of the transaction. On our IAD ATMs, Euronet or processor receives the entire exchange margin. On ATMs or POSs that are operated for banks, or where we offer DCC as a stand-alone service to banks or retailers, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction can substantially increase the amount Euronet earns from the underlying ATM or POS transaction or increase the profitability of those ATMs on which DCC is offered.

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include dynamic currency conversion, mobile top-up, fraud management, bill payment, CRM, foreign remittance payout, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Software Solutions

We also offer a suite of integrated software solutions for electronic payments and transaction delivery systems. We generate revenues for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world. We have been able to enter into agreements under which we contribute the right to use our ITM software in lieu of cash as our initial capital contributions to new transaction processing joint ventures. Such contributions permit us to enter new markets without significant cash outlays.

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

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. In addition, we follow a supporting strategy to increase the penetration of value-added (or complementary) services across our existing customer base, including dynamic currency conversion, advertising, fraud management, bill payment, prepaid mobile top-up, CRM and foreign remittance payout.

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

Seasonality

Our business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season in the second quarter of the year. We have estimated that, absent significant fluctuations in foreign currency exchange rates or unusual circumstances, such as the impact of new acquisitions or unusually high levels of growth due to market factors, the overall revenue realized in the EFT Processing Segment is likely to be approximately 5% to 10% lower during the first quarter of each year than in the fourth quarter of the year. Additionally, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion, during the third quarter of the fiscal year, coinciding with the tourism season. As a result, revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year.

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

EPAY SEGMENT

Overview

We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 680,000 POS terminals across approximately 339,000 retailer locations in Europe, the Middle East, Asia Pacific, North America and South America. We believe we are the world's leading international network for distribution of prepaid mobile airtime (top-up). Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Milan, Italy; and Kansas City, Missouri, USA.

Since 2003, we have continually expanded our prepaid business in new and existing markets by drawing upon our depth of experience to build and expand relationships with mobile phone operators, prepaid content providers and retailers. In addition to prepaid mobile airtime, we offer a wide range of products across our retail networks, including prepaid debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, prepaid digital content such as music, games and software, prepaid long distance and bill payment.

Sources of Revenues

The epay Segment generates commissions or processing fees received from telecommunications service providers for the sale and distribution of prepaid mobile airtime, which is a significant source of revenues for this segment. We also generate revenues as commissions earned from the distribution of electronic payment products referenced in the preceding paragraph.

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

We expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations that contract with retailers in their network to distribute prepaid mobile airtime or other content from their POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, petrol stations, and other larger scale retailers, where we can negotiate agreements with the merchant on a multi-year basis.

epay Products and Services

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific, North America and South America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store, the retailer's electronic cash register (ECR) system, or web-based POS that is connected to our network to buy prepaid mobile airtime. The customer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer's account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator's toll-free number to activate the purchased airtime to the consumer's mobile account.

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

Retailer and Distributor Contracts

We provide our prepaid services through POS terminals or web-based POS installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate proprietary technology (the U.K., Germany, Australia, Poland, Ireland, New Zealand, Spain, Greece, India, Italy, Brazil and the U.S.), we generally own and maintain the POS terminals. In certain countries in Europe, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer's registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months' notice.

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

Other Products and Services

Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our epay Segment, additional products include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, bill payment and digital content such as music, games and software. Through our cadooz subsidiary, we also distribute vouchers and physical gifts. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. For 2012, gross profit from products other than prepaid mobile airtime comprised approximately 29% of the epay Segment's gross profit.

The number of transactions processed on our entire POS network has increased over the last five years at a CAGR of approximately 12% as indicated in the following table:

(in millions)	2008	2009	2010	2011	2012
epay processing transactions per year	713	777	891	1,064	1,113

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

Telecommunications companies and retail companies have a substantial opportunity to increase revenues by diversifying the products and services currently offered to their merchant base. epay is deploying additional content through its POS network to retailers and distributors all over the world. The reach, capabilities and quality of the epay network are appealing as a global distribution channel. We are one of the largest worldwide multi-country operators, and have a distinct competitive advantage from the existing relationships that we maintain with prepaid content providers and retailers.

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

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of consolidated total revenues. epay has a contract for the technology and distribution infrastructure for six state-owned lotteries in Germany. In addition, epay has contracts with the state of Florida's (USA) Turnpike partners, the Transport for London in the U.K. and Queensland Motorways in Australia. In New Zealand, we have a contract with Glo Bug prepaid power to allow customers to purchase prepaid power through various retail locations. Through Glo Bug, we have a contract with Mercury Energy, the power provider, which is a subsidiary of the government-owned enterprise, Mighty River Power. In Germany, cadooz has a contract with Deutsche Bahn, which is majority owned by the German State. We also have a contract for the distribution of mobile airtime with a Saudi company, which is majority owned by the Saudi government. There are no other government contracts in the epay Segment.

Competition

We face competition in the prepaid business in all of our markets. We compete with a few multinational companies that operate in several of our markets. In other markets, our competition is from smaller, local companies. The mobile operators in all of our markets have retail distribution networks, and in some markets, on-line distribution of their own through which they offer top-up services for their own products.

We believe our size and market share are competitive advantages in many markets. In addition, our platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual merchant and mobile operator requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the mobile operators and merchants. We have begun to introduce new digital products into the marketplace. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market and only distributor of these products.

The principal competitive factors in the epay Segment include price (that is, the level of commission paid to retailers for each transaction), breadth of products and up-time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile operators are expanding their distribution networks to provide top-up services on-line or via mobile devices, which provides other alternatives for consumers to use; and in doing so, they become competitors.

MONEY TRANSFER SEGMENT

Overview

We provide consumer-to-consumer money transfer services through a global network of more than 177,000 locations. Transfers are originated through sending agents in approximately 21 countries, with money transfer delivery completed in 133 countries. The initiation of money transfers occurs through retail agents or Company-owned stores, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Transferred funds are delivered in foreign currency.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our entire network has increased over the last five years at a CAGR of approximately 15% as indicated in the following table:

(in millions)	2008	2009	2010	2011	2012
Money transfer transactions per year	17.8	19.1	21.1	24.3	30.7

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

In addition to money transfers, we also offer customers bill payment services, mobile top-up services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.

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

Sources of Revenues

Revenues in the Money Transfer Segment are primarily derived through the charging of a transaction fee, as well as a margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. Sending agents and receiving agents (bank correspondents or retailers) each earn fees for cash collection and distribution services. Euronet recognizes these fees as direct operating costs at the time of sale.

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $7.7 billion in money transfers in 2012.

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through Ria's stores and agents, and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of consolidated total revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Bangladesh, Brazil, Cape Verde, Costa Rica, Cote d'Ivoire, Croatia, Ecuador, Egypt, Eritrea, Ethiopia, Ghana, Guatemala, Guyana, Hungary, Indonesia, Mali, Mexico, Mongolia, Pakistan, Poland, Portugal, Romania, Rwanda, Senegal, Serbia, Slovenia, Thailand, Togo, Tunisia, Turkey, Uganda, Ukraine and Vietnam.

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

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $5.8 million, $3.7 million, and $3.6 million in 2012, 2011 and 2010, respectively. Development costs that were capitalized totaled $3.9 million, $2.6 million and $2.2 million in 2012, 2011 and 2010, respectively.

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

EMPLOYEES

We had approximately 3,900, 3,800 and 3,100 employees as of December 31, 2012, 2011, and 2010, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2012 and we consider relations with our employees to be good.

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

Certain of our businesses, including in particular, our money transfer services, merchant acquiring, certain card services and bill payment are subject to the Payment Services Directive (“PSD”) as implemented in each European Country. The PSD initiative requires a license to be obtained to perform certain defined "payment services" in a European country and such license may be extended throughout the European Economic Area Member States ("member states") through “passporting.” Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain regulations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have obtained authorization as a payment institution in the U.K., Germany, and Spain and are complying with these requirements. We are applying for additional payment services licenses. To date, we have passported our U.K. authorization to sixteen host member states operating under the PSD.

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

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has proposed new U.S. federal regulations for electronic money transfers. Prior to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (“Dodd-Frank Act”), international money transfers were generally not addressed by existing federal consumer protection regulations. The Dodd-Frank Act expanded the scope of the Electronic Fund Transfer Act to provide protections for senders of remittance transfers. On January 20, 2012, the Consumer Financial Protection Bureau, established under the Dodd-Frank Act on July 21, 2011 with authority to implement the new consumer protective measures, adopted a new rule designed to increase protections for consumers sending money to foreign countries. This rule provides new protections, including disclosures and error resolution and cancellation rights, to consumers who send remittance transfers abroad.

Escheat Regulations

Our Money Transfer Segment is subject to the unclaimed or abandoned property (i.e., “escheat”) regulations of the U.S. and certain foreign countries in which we operate. These laws require us to turn over property held by the Company on behalf of others remaining unclaimed after specified periods of time (i.e., “dormancy” or “escheat” periods). Such abandoned property is generally attributable to the failure of beneficiary parties to claim money transfers or the failure to negotiate money orders, a form of payment instrument. We have policies and programs in place to help us monitor the required information relating to each money transfer or payment instrument for possible eventual reporting to the jurisdiction from which the order was originally received. In the U.S., reporting of unclaimed property by money service companies is performed annually, generally with a due date of on or before November 1. State banking department regulators will typically include a review of Company escheat procedures and related filings as part of their examination protocol.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.K. Bribery Act, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world, we face a higher risk associated with FCPA, the U.K. Bribery Act and other similar laws than many other companies. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. Failure to comply with the FCPA and other laws can expose the Company and/or individual employees to potentially severe criminal and civil penalties. Such penalties could have a material adverse effect on our business, financial condition and results of operations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, period of service and position held by each of our Executive Officers as of February 26, 2013 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	56	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	46	July 2007	President
Rick L. Weller	55	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	58	December 1996	Executive Vice President - General Counsel
Juan C. Bianchi	42	April 2007	Executive Vice President - Managing Director, Money Transfer Segment
Nikos Fountas	49	September 2009	Executive Vice President - Managing Director, Europe EFT Processing Segment

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

NIKOS FOUNTAS, Executive Vice President - Managing Director, Europe EFT Processing Segment. Mr. Fountas has been Executive Vice President of the Company's EFT Processing Segment in Europe since December 2012. Mr. Fountas joined Euronet subsequent to the Company's 2005 acquisition of Instreamline S.A. (now Euronet Card Services) in Greece. He served as managing director of the Company's Greece EFT subsidiary, responsible for Euronet's European card processing and cross-border acquiring operations until September 2009. In September 2009, Mr. Fountas took over responsibilities as managing director of Euronet's Europe EFT Processing Segment. Prior to joining Euronet, Mr. Fountas spent over 20 years working in management and executive-level positions in the IT field for several companies, including IBM for 12 years. He has a degree in computer science (Honors) from York University in Canada and post graduate studies in business administration from Henley Management School and IBM Business Professional Institute.

AVAILABILITY OF REPORTS, CERTAIN COMMITTEE CHARTERS AND OTHER INFORMATION

Our Web site addresses are www.euronetworldwide.com and www.eeft.com. We make available all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") on our Web site free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC's EDGAR filing system accessible at www.sec.gov.

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Web site at www.euronetworldwide.com in the “Investor Relations” section.

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risk and uncertainties, including those describe below. You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not necessarily organized in order of priority or probability.

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

Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs; (ii) outsourced ATM management contracts; (iii) our prepaid mobile airtime and other electronic payment services; and (iv) our money transfer and bill payment services. The continued expansion and development of our ATM business will depend on various factors including the following:

•	the demand for our ATM services in our current target markets;

•	the ability to include value added services on new and existing ATMs;

•	the ability to locate appropriate ATM sites and obtain necessary approvals for the installation of ATMs;

•	the ability to install ATMs in an efficient and timely manner;

•	the expansion of our business into new countries as currently planned;

•	entering into additional card acceptance and ATM outsourcing agreements with banks;

•	the ability to renew existing agreements with customers;

•	the ability to obtain sufficient numbers of ATMs on a timely basis; and

•	the availability of financing for the expansion.

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

•
the acceptance and popularity of additional electronic payment products such as prepaid gift and debit cards, prepaid vouchers, transport payments, lottery payments, bill payments and digital content such as music, games, and software;

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

A recessionary economic environment in any of our market or other outside factors could have a negative impact on mobile phone operators, retailers and our customers and could reduce the level of transactions, which could, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid mobile airtime top-ups and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. Further, in the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for value added services, including dynamic currency conversion, during the third quarter of the fiscal year; coinciding with the tourism season. As a result, revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year for our EFT Processing Segment. In the Money Transfer Segment, we experience increased transaction levels during the May through October timeframe coinciding with the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic or political instability, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.

Concerns over the slow economic recovery, level of U.S. national debt and structural deficits, European sovereign debt crisis, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues.

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

We have a substantial amount of indebtedness. As of December 31, 2012, total liabilities were $1,025.0 million, of which $286.7 million represents long-term debt obligations, and total assets were $1,551.5 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

•
our degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

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

Restrictive covenants in our credit facilities may adversely affect us. Our credit facility contains three financial covenants that we must meet as defined in the agreement: (1) Consolidated Total Leverage Ratio, (2) Consolidated Senior Secured Leverage Ratio and (3) Consolidated Fixed Charge Coverage Ratio. To remain in compliance with our debt covenants, we may be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

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

For the $74.5 million amount outstanding under the term loan, as well as borrowings incurred under our revolving credit facility and other variable rate borrowing arrangements, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results of operations.

We may be required to recognize additional impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our esults of operations.

Our total assets include approximately $565.1 million or 36% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2010, we determined that certain goodwill assets of our epay businesses in the U.K., Spain and Romania were impaired and we recorded $70.9 million of non-cash impairment charges. In 2012, we determined that certain goodwill and acquired intangible assets of our epay business in Brazil were impaired and we recorded $28.7 million of non-cash impairment charges. If operating results in any of our key markets, including the U.S., U.K., Germany, Spain, Australia, Poland, and Romania, deteriorate or our plans do not progress as expected when we acquired these entities or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

The processes and systems we employ may be subject to patent protection by other parties, and any claims could adversely affect our business and results of operations.

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

As a result of recent economic downturns, tax receipts have decreased and/or government spending has increased in many of the countries in which we operate. Consequently, governments may increase tax rates or implement new taxes in order to compensate for gaps between tax revenues and expenditures. Additionally, governments may prohibit or restrict the use of certain legal structures designed to minimize taxes. Any such tax increases, whether borne by us or our customers, could negatively impact our operating results or the demand for our products.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act.
Our business operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.
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

We have also approved a stockholders' rights agreement (the ''Rights Agreement'') between Euronet and EquiServe Trust Company, N.A., (subsequently renamed Computershare Limited) as rights agent. Pursuant to the Rights Agreement, holders of our Common Stock are entitled to purchase one one-thousandth (1/1,000) of a share (a ''Unit'') of Junior Preferred Stock at a price of $57.00 per Unit upon certain events (the "Right"). The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 15% of Euronet's then-outstanding Common Stock, the Rights will become exercisable for Common Stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet's then-current stock price. The existence of the Rights may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed by our management and board of directors.

Our Rights Agreement expires on April 3, 2013. We may or may not renew or replace that Rights Agreement with a new Rights agreement with similar characteristics.

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

An additional 7.2 million shares of Common Stock, representing 15% of the shares outstanding as of December 31, 2012, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2012, we had an aggregate of 5.9 million options and restricted stock awards outstanding held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock upon exercise. Of this amount, 1.9 million options are vested and exercisable as of December 31, 2012. Approximately 0.5 million additional shares of our Common Stock may be issued in connection with our employee stock purchase plan. Upon the occurrence of certain events, another 88,587 shares of Common Stock could be issued upon conversion of the Company's Convertible Debentures issued in October 2005; in certain situations, the number of shares issuable could be higher.

Accordingly, based on current trading prices of our Common Stock, approximately 6.6 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options or the issuance of additional shares, which could adversely impact the trading price for our stock.

Of the 5.9 million total options and restricted stock awards outstanding, an aggregate of 3.2 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

If processing fees and commissions in our epay business continue to decline, our financial results may be adversely affected.

Our epay Segment derives revenues based on processing fees and commissions from mobile phone operators and other content providers. Growth in our prepaid mobile business in any given market is driven by a number of factors, including the overall pace of growth in the prepaid mobile phone market which is impacted by competing postpaid services, our market share of the retail distribution capacity, the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain, and the value provided to the retailers through the types of products offered and the level of integration with their systems. Also, competition among prepaid mobile distributors results in retailer churn and the reduction of commissions paid by prepaid content providers, although a portion of such reductions can be passed along to retailers. In recent years, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. We have generally been able to mitigate that trend due to substantial growth in the number of transactions, driven by acquisitions and organic growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.

Our epay and money transfer businesses may be susceptible to fraud and/or credit risks occurring at the retailer and/or consumer level, which could adversely affect our results of operations.

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

These agreements have expiration dates, and banks and international card organizations are generally not obligated to renew them. Our existing contacts generally have terms of five to seven years and a number of them will expire or be up for renewal each year for the next few years. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or whether those international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse effect on our business, growth, financial condition or results of operations.

Our operating results depend, in part, on the volume of transactions on ATMs in our network and the fees we can collect from processing these transactions. We generally have little control over the ATM transaction fees established in the markets where we operate, and therefore, cannot control any potential reductions in these fees.

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

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the bulk of our revenues in most markets from interchange fees, surcharges or cash withdrawal related services that are set by the central ATM processing switch or various card organizations. The banks that participate in these switches or the card organizations that enable the services or transactions set the interchange fee and/or establish the rules regarding the services allowed, and we are not in a position in any market to greatly influence these fees or rules, which may change over time. A significant decrease in the interchange fee, or limitations placed on our ability to offer value added services via our ATM network, in any market could adversely affect our results in that market.

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

In some cases, we are dependent upon international card organizations and national transaction processing switches to provide assistance in obtaining settlement from card issuers of funds relating to transactions on our ATMs, and any failure by them to provide the required cooperation could result in our ability to obtain settlement of funds relating to transactions.

Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases, we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa or MasterCard) or national transaction processing switching networks. If a bankcard association fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such organizations or switching networks to enforce our right of settlement against such banks or card associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business. Moreover, international card associations and issuers of their cards (and, in the case of Visa, member banks) have the ability to change or apply their rules in ways that could negatively impact our business. As an example, DCC is not permitted on certain cards in certain geographically territories, and the scope of such restrictions could be extended. Any such change or application of the rules of international card association rules could materially and adversely affect our business.

Because our business is highly dependent on the proper operation of our computer network and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile phone operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM segment also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Excluding Germany, transactions in the EFT Processing Segment are processed through our Budapest, Beijing, Mumbai and Karachi processing centers. Transactions in the epay Segment are processed through our Basildon, Martinsried, Milan and Kansas City, Missouri processing centers. Transactions in our Money Transfer Segment are processed through our Buena Park, California processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

We are subject to the risks of liability for fraudulent bankcard and other card transactions involving a breach in our security systems, breaches of our information security policies or safeguards, as well as for ATM theft and vandalism.

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information and PIN numbers. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decrease security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As described elsewhere in this filing, we have been the subject of a computer security breach and cannot exclude the possibility of additional breaches in the future.

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

The Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The act requires the U.S Commodity Futures Trade Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of foreign currency related derivatives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located in Leawood, Kansas. As of December 31, 2012, we also maintained principal operational offices in Sao Paulo, Brazil; Montréal, Canada; Antiguo Cuscatlán, El Salvador; Mexico City, Mexico; Buena Park, California; Leawood, Kansas; Little Rock, Arkansas; Sydney, Australia; Beijing and Shanghai, China; Mumbai and Pune, India; Auckland, New Zealand; Brussels, Belgium; Sofia, Bulgaria; Zagreb, Croatia; Prague, Czech Republic; Paris, France; Berlin, Hamburg, Martinsried and Munich, Germany; Athens, Greece; Budapest, Hungary; Dublin, Ireland; Milan and Rome, Italy; Warsaw and Kraków, Poland; Bucharest, Romania; Belgrade, Serbia; Bratislava, Slovakia; Madrid, Spain; Stockholm, Sweden; Geneva, Switzerland; Basildon and London, U.K.; Kiev, Ukraine; Cairo, Egypt; Karachi, Pakistan; Dakar, Sengal; Dubai, UAE; Istanbul, Turkey; Manama, Bahrain; Moscow, Russian Federation; and Santiago, Chile. Our office leases generally provide for initial terms ranging from two to twelve years.

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

Currently, there are no other legal proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2012		2011
For the quarters ended	High	Low	High	Low
December 31	$24.00	$18.46	$20.56	$14.55
September 30	$18.87	$15.97	$17.64	$13.55
June 30	$22.50	$15.91	$19.39	$14.88
March 31	$21.03	$17.50	$20.25	$16.62

DIVIDENDS

Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.

HOLDERS

At December 31, 2012, we had 61 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record at brokerage and clearing agencies.

PRIVATE PLACEMENTS AND ISSUANCES OF EQUITY

During 2012, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

STOCK PERFORMANCE GRAPH

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2007 through December 31, 2012 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2007.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

$140
$120
$100
$80
$60
$40
$20
$0

	2007	2008	2009	2010	2011	2012
Euronet Worldwide Inc.	100.00	38.70	73.16	58.14	61.60	78.67
NASDAQ Stock Market (US Companies)	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Financial Index	100.00	69.71	72.99	83.18	75.97	91.19

NOTE: Derived from CRSP NASDAQ Stock Market (US Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2013. Used with permission. All rights reserved.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2012.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by security holders:			2,574,619
Stock option awards	4,810,816	$16.73
Restricted stock unit awards	1,103,699	—
Equity compensation plans not approved by security holders	—	—	—
Total	5,914,515	$13.61	2,574,619
(1) Included in this column is 0.5 million shares remaining under of employee stock purchase plan. The Company issued 56,189 shares to employees during 2012.
___________________________________

STOCK REPURCHASES
For the three months ended December 31, 2012, the Company purchased a total of 1,913,740 shares of its Common Stock in open market or privately negotiated purchase transactions, in accordance with the authorization by its Board of Directors announced on August 22, 2011. The Company is authorized to repurchase up to $100 million or 5 million shares of its Common Stock through August 22, 2013. The following table sets forth information with respect to those shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	29,143	$18.96	29,143	3,878,198
November 1 - November 30	1,884,597	$21.76	1,884,597	1,993,601(1)
Total	1,913,740
(1) We may purchase an additional 1,993,601 shares or $41.1 million of Common Stock under the Board authorization.
__________________________________

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated statements of operations data:
Revenues	$1,267,601	$1,161,304	$1,038,269	$1,032,694	$1,045,665
Operating expenses (1)	1,145,429	1,021,710	975,504	904,406	1,138,435
Depreciation and amortization	64,167	60,457	57,496	56,023	56,251
Operating income (loss) (1)	58,005	79,137	5,269	72,265	(149,021)
Other expenses, net	(11,613)	(18,197)	(21,748)	(17,026)	(52,896)
Income from unconsolidated affiliates	942	1,852	1,461	1,934	1,250
Income (loss) from continuing operations before income taxes	47,334	62,792	(15,018)	57,173	(200,667)
Income tax (expense) benefit	(26,937)	(24,704)	(22,899)	(25,836)	7,337
Income (loss) from continuing operations	$20,397	$38,088	$(37,917)	$31,337	$(193,330)
Earnings (loss) per share from continuing operations:
Basic	$0.41	$0.73	$(0.75)	$0.59	$(3.91)
Diluted	$0.40	$0.71	$(0.75)	$0.58	$(3.91)
Consolidated balance sheet data (at period end):
Assets	$1,551,536	$1,506,329	$1,409,372	$1,412,679	$1,405,644
Debt obligations, long-term portion	286,703	161,694	286,105	320,283	294,355
Capital lease obligations, long-term portion	4,589	4,249	2,363	1,997	6,356
Summary network data
Number of operational ATMs at end of period	17,600	14,224	10,786	9,720	10,128
EFT processing transactions during the period (millions)	1,156	943	794	703	672
Number of operational prepaid processing POS terminals at end of period (rounded)	680,000	615,000	563,000	498,000	430,000
Prepaid processing transactions during the period (millions)	1,113	1,064	891	777	713
Money transfer transactions during the period (millions)	30.7	24.3	21.1	19.1	17.8
___________________

(1)
The results of 2012, 2010, 2009 and 2008 include non-cash charges related to impairment of goodwill and acquired intangible assets of $28.7 million, $70.9 million, $9.9 million, and $220.1 million, respectively.

Note: We believe that the period-to-period comparisons of our financial results are not necessarily meaningful due to certain significant transactions, including acquisitions in 2011 and 2010 (See Note 5, Acquisitions, to the consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. and its subsidiaries (“Euronet,” the “Company,” “we” or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of December 31, 2012, we operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 17,600 ATMs and approximately 67,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and value added services, including dynamic currency conversion. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 680,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 177,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 30 principal offices in Europe, six in North America, seven in Asia Pacific, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 77% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations (a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the year ended December 31, 2012, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, as well as fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements and other value added services such as advertising, money transfers and foreign currency exchange margin on dynamic currency conversion transactions provided over ATMs. Through our proprietary network, we generally charge fees or earn margin on four types of ATM transactions: i) cash withdrawals, ii) balance inquiries, iii) transactions not completed because the relevant card issuer did not give authorization, and iv) value-added services such as dynamic currency conversion, prepaid telecommunication recharges, bill payment and ATM advertising. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 56% of total consolidated revenues for the year ended December 31, 2012, are primarily derived from commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of total consolidated revenues for the year ended December 31, 2012, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores, primarily in North America and Europe and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	our entry into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	our ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•	the impact of reductions in ATM interchange fees;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.

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

•	our ability to maintain and renew existing agreements, and to negotiate in additional markets with mobile operators, content providers, and retailers;

•	our ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to take advantage of cross-selling opportunities with our Money Transfer Segment, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we grow organically. Competition among prepaid mobile airtime distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (conversion from scratch cards to electronic distribution, growth in electronic payment products, expansion of our network of retailers and access to all mobile operators' products) remain present.

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

Like other participants in the money transfer industry, as a result of downturns in certain labor markets, the recessionary economic environment and immigration developments, the number of money transfers from the U.S. to Mexico decreased in 2010 and 2009 compared to respective prior years. During the second half of 2011, the number of money transfers from the U.S. to Mexico increased when compared to the same period in 2010, resulting in the number of money transfers for the year ended December 31, 2011 being essentially the same as those made during 2010. During 2012, the number of money transfers, including from the U.S. to Mexico, increased compared to 2011. We believe the current level of activity indicates a recovery of this important corridor.

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

SEGMENT REVENUES AND OPERATING INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Revenues			Operating Income (Loss)
(in thousands)	2012	2011	2010	2012	2011	2010
EFT Processing	$237,948	$199,249	$194,875	$44,408	$33,208	$38,168
epay	714,125	677,051	599,023	19,501	56,774	(24,303)
Money Transfer	316,135	285,299	244,606	24,623	17,126	13,366
Total	1,268,208	1,161,599	1,038,504	88,532	107,108	27,231
Corporate services and eliminations	(607)	(295)	(235)	(30,527)	(27,971)	(21,962)
Total	$1,267,601	$1,161,304	$1,038,269	$58,005	$79,137	$5,269

SUMMARY

Our annual consolidated revenues increased by 9% for 2012 compared to 2011 and by 12% for 2011 from 2010. The 2012 increase was primarily due to the increase in the number of transactions processed by our epay subsidiaries in North America and Germany, the increase in ATMs under management and expansion of value added services, primarily dynamic currency conversion, in our EFT Processing Segment, the increase in money transfers processed and the full year results of the September 2011 acquisition of cadooz Holdings GmbH ("cadooz"). These increases were partly offset by a decrease in the number of prepaid transactions processed in Australia, Brazil and Spain, a decrease in the average commission earned per prepaid mobile transaction in the U.K, and the impact of the weaker foreign currencies. The 2011 increase was primarily due to the increase in the number of money transfers processed, the September 2010 acquisition of Telecomnet, Inc., a Brazilian prepaid mobile airtime distribution company now known as epay Brazil, the September 2011 acquisition of cadooz, and the impact of stronger foreign currencies, largely offset by decreased commission rates in several of our epay markets and decreased ATM interchange fees in Poland.

Our operating income for 2012 and 2010 includes non-cash goodwill and intangible asset impairment charges of $28.7 million and $70.9 million, respectively, as discussed in Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements. Excluding the goodwill and intangible assets impairment charges, our operating income increased 10% for 2012 from 2011 and 4% for 2011 from 2010. Excluding the impairment charges, the remaining 2012 increase was mainly due to the increase in ATMs under management and expansion of value added services, primarily dynamic currency conversion in the EFT Processing Segment, improvements in the Money Transfer Segment driven by a greater number of transactions processed, the increase in the number of prepaid mobile transactions processed in North America, and increased demand for non-mobile prepaid content in Germany. These increases were partly offset by revenue declines at our epay subsidiaries in Australia, Brazil and Spain and the impact of the weaker foreign currencies. Excluding the 2010 impairment charges, the remaining 2011 increase was mainly due to the expansion of value added services in the EFT Processing Segment, increased profitability in the epay Segment, primarily related to the growth in non-mobile prepaid content in Germany and the impact of the acquisition of epay Brazil, and the improvements in the Money Transfer Segment driven by a greater number of transactions processed. These increases were partly offset by reduced ATM transaction fees in Germany beginning in January 2011, the full year impact of the interchange fee reductions in Poland and increased corporate operating expenses, mainly related to increased share-based compensation and professional fees.

Net income attributable to Euronet Worldwide, Inc. for 2012 was $20.5 million, or $0.40 per diluted share, compared to $37.0 in 2011 million, or $0.71 per diluted share, and a net loss attributable to Euronet Worldwide, Inc. for 2010 of $38.4 million, or $0.75 per diluted share. In addition to the explanations above, net income (loss) for 2012, 2011 and 2010 included foreign currency exchange losses of $0.1 million, $1.7 million and $7.6 million, respectively.

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our 2012, 2011, and 2010 consolidated operating income was approximately 2%, 6%, and 2% more, respectively, when compared to the immediate prior year as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results for 2012, 2011 and 2010. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2012 and 2011, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate
	Year Ended December 31,			2012 (Decrease) Percent	2011 Increase (Decrease) Percent
Currency	2012	2011	2010
Australian dollar	$1.0357	$1.0329	$0.9199	n/m	12%
Brazilian real	$0.5143	$0.5993	$0.5687	(14)%	5%
British pound	$1.5852	$1.6042	$1.5458	(1)%	4%
euro	$1.2862	$1.3923	$1.3272	(8)%	5%
Hungarian forint	$0.0045	$0.0050	$0.0048	(11)%	4%
Indian rupee	$0.0188	$0.0215	$0.0219	(13)%	(2)%
Polish zloty	$0.3080	$0.3395	$0.3330	(9)%	2%
___________________
n/m - Not meaningful.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 - BY OPERATING SEGMENT
EFT PROCESSING SEGMENT
The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2012 and 2011:

		Year Ended December 31,		Year-over-Year Change
				Increase	Increase
(dollar amounts in thousands)		2012	2011	Amount	Percent
Total revenues		$237,948	$199,249	$38,699	19%
Operating expenses:
Direct operating costs		114,826	95,739	19,087	20%
Salaries and benefits		32,784	29,487	3,297	11%
Selling, general and administrative		20,628	19,798	830	4%
Depreciation and amortization		25,302	21,017	4,285	20%
Total operating expenses		193,540	166,041	27,499	17%
Operating income	Operating income	$44,408	$33,208	$11,200	34%
Transactions processed (millions)		1,156	943	213	23%
ATMs as of December 31		17,600	14,224	3,376	24%
Average ATMs		16,692	12,114	4,578	38%

Revenues
Our revenues for 2012 increased when compared to 2011, primarily due to an increase in the number of ATMs under management, including those added from 2011 acquisitions, growth in value added services, primarily dynamic currency conversion, and the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012. These increases were partly offset by the impact of the weaker foreign currencies.
Average monthly revenues per ATM were $1,188 for 2012, compared to $1,371 for 2011. The decrease is primarily the result of ATM and transaction growth in India and Pakistan, where revenues per ATM and revenues per transaction are generally lower than those in Europe, and the impact of the weaker foreign currencies. These decreases were partly offset by an increase in revenues from value added services, primarily dynamic currency conversion, which earn higher revenues per transaction than other ATM transactions. Revenues per transaction were unchanged at $0.21 for both 2012 and 2011, resulting from, an increase in revenues from value added services, primarily dynamic currency conversion, offset by a decrease in revenues per transaction caused by transaction growth in India and Pakistan, and the impact of the weaker foreign currencies.

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
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in 2012 compared to 2011 primarily due to an increase in the number of ATMs under management discussed above, partly offset by the impact of weaker foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $123.1 million for 2012 compared to $103.5 million for 2011. The increase was primarily due to the increase in the number of ATMs under management discussed above, growth in revenues from value added services, primarily dynamic currency conversion, for which we earn a higher gross profit than other services, and the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012. These increases were partly offset by the impact of the weaker foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 52% for both 2012 and 2011.
Salaries and benefits
The increase in salaries and benefits for 2012 compared to 2011 was primarily due to adding employees to support the growth in ATMs under management discussed above, the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012, and increased bonus expense in certain countries for 2012, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these costs decreased to 13.8% for 2012 compared to 14.8% for 2011. This decrease resulted from growth in revenues from value added services, which did not require similar increases in support costs.

Selling, general and administrative
The increase in selling, general and administrative expenses for 2012 compared to 2011 was primarily due to increased operating costs to support growth in the business, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 8.7% for 2012 compared to 9.9% for 2011. This decrease resulted from growth in revenues from value added services, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization expense increased for 2012 compared to 2011 primarily due to the increase in ATMs under management discussed above and the amortization of intangible assets related to the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, depreciation and amortization expense increased slightly to 10.6% for 2012 compared to 10.5% for 2011. The increase as a percentage of revenues was partly offset by the increase in revenues from value added services, primarily dynamic currency conversion.
Operating income
Operating income as a percentage of revenues (“operating margin”) for 2012 was 18.7% compared to 16.7% for 2011. The increase in operating income and operating margin in 2012 compared to 2011 is primarily due to the increase in ATMs under management discussed above, growth in revenues from value added services, primarily dynamic currency conversion, which did not require similar increases in support costs, and the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012. These increases were partly offset by the impact of the weaker foreign currency. Operating income per transaction was unchanged at $0.04 for both 2012 and 2011, reflecting the increase in revenues from value added services, partly offset by transaction growth in India and Pakistan.

2011 Compared to 2010

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

Revenues
Our revenues for 2011 increased slightly when compared to 2010, primarily due to the impact of the stronger foreign currencies, growth in value added services and an increase in the number of ATMs under management. Because our revenues are recorded in the functional currencies of our operating entities, amounts we earn in foreign currencies are positively impacted by the stronger foreign currencies. Partly offsetting the increase were decreases in transaction fees in Germany. We were able to increase transaction fees in Germany beginning in mid-2009 and were generally able to maintain them through 2010; however, we experienced reductions in these fees beginning in 2011 as a result of market and regulatory factors. Further decreases in revenues during 2011 resulted from the impact of decreased interchange fee revenues in Poland beginning in the second quarter of 2010.
Average monthly revenue per ATM was $1,371 for 2011, compared to $1,556 for 2010. The decrease is primarily due to the reductions in transaction fees in Germany that took effect in the first quarter of 2011 and the decrease in interchange fees in Poland that took effect in the second quarter of 2010, partly offset by the impact of the stronger foreign currencies and growth in value added services. Revenues per transaction were $0.21 for 2011compared to $0.25 for 2010. These decreases are primarily the result of the reductions in transaction fees in Germany, the decreased interchange fees in Poland and the growth of Cashnet (Euronet's shared ATM network in India) transactions, which generate lower revenues per transaction than those on owned or outsourced ATMs. These decreases were partly offset by the impact of the stronger foreign currencies and growth in value added services.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased in 2011 compared to 2010, primarily due to the impact of the stronger foreign currencies and the increase in the number of ATMs under management, partly offset by operating cost improvements in Poland.
Gross profit
Gross profit was $103.5 million for 2011 compared to $102.3 million for 2010. The increase is primarily due to the impact of the stronger foreign currencies, growth in value added services and the increase in ATMs under management, partly offset by reduced transaction fees in Germany and reduced interchange fees in Poland. Gross margin was 52% for both 2011 and 2010.
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
Depreciation and amortization
Depreciation and amortization expense increased for 2011 compared to 2010, primarily due to the impact of the stronger foreign currencies and ATM expansion or replacement. As a percentage of revenues, depreciation and amortization expense increased to 10.5% for 2011 compared to 10.0% for 2010 as a result of increased costs and the impact on revenues from the reduced transaction fees in Poland and Germany.
Operating income
Operating margin for 2011 was 16.7% compared to 19.6% for 2010. The decrease in operating income and operating margin in 2011 compared 2010 is primarily due to the reduced transaction fees in Germany and decreased interchange fee revenues in Poland, partly offset by the impact of the stronger foreign currencies, growth in value added services and the increase in ATMs under management. Operating income per transaction was $0.04 for 2011 and $0.05 for 2010, reflecting the reduced transaction fees in Germany, the reduced interchange fee revenues in Poland and the increase in Cashnet transactions which have lower-than-average operating income per transaction, partly offset by the impact of the stronger foreign currencies and growth in value added services.

EPAY SEGMENT
The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent
Total revenues	$714,125	$677,051	$37,074	5%
Operating expenses:
Direct operating costs	548,390	514,429	33,961	7%
Salaries and benefits	53,399	48,386	5,013	10%
Selling, general and administrative	44,496	38,711	5,785	15%
Goodwill and acquired intangible assets impairment	28,740	—	28,740	n/m
Depreciation and amortization	19,599	18,751	848	5%
Total operating expenses	694,624	620,277	74,347	12%
Operating income	$19,501	$56,774	$(37,273)	(66)%
Transactions processed (millions)	1,113	1,064	49	5%
_____________________
n/m - Not meaningful.

Revenues
The increase in revenues for 2012 compared to 2011 was primarily due to the increase in the number of prepaid mobile transactions processed in the U.S., increased demand for non-mobile products in Germany and the full year impact of our September 2011 acquisition of cadooz. These increases were partly offset by revenue declines in Australia, Brazil, Spain and the U.K, and the impact of the weaker foreign currencies. The decrease in revenues in Australia was caused by certain large retailers entering into direct agreements with two mobile operators during the second half of 2011. The decrease in revenues in Brazil was caused by certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. The revenue declines in Spain and the U.K. were mostly driven by economic and competitive pressures and lower cost call plans.
In certain markets, our revenue growth has slowed due to mobile operators driving competitive reductions in commissions, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction were unchanged at $0.64 for both 2012 and 2011, resulting from, an increase in revenues per transaction, primarily due to the impact of the cadooz transactions, which are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value, offset by a decrease in revenues per transaction in Australia, Brazil, Spain and the U.K. for the reasons discussed above, growth in transactions at our ATX subsidiary and the impact of weaker foreign currencies. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of those recognized on average transactions, but with a strong contribution to gross profit.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the growth in transactions processed in the U.S. and Germany as well as the impact of the September 2011 acquisition of cadooz, partly offset by the decrease in the number of transactions processed in Australia, Brazil and Spain, and the impact of the weaker foreign currencies.
Gross profit
Gross profit, which represents revenues less direct costs, was $165.7 million for 2012 compared to $162.6 million for 2011. The increase in gross profit was primarily due to increased transaction volumes in the U.S. and Germany and the full year impact of the cadooz acquisition. These increases were partly offset by a decline in transaction volumes in Australia, Brazil and Spain and the impact of the weaker foreign currencies. Gross margin decreased to 23% for 2012 from 24% for 2011, primarily due to the impact of the cadooz revenues, which are recorded at gross value but have lower gross margins and the decreases in revenues in certain markets discussed above. Gross profit per transaction remained unchanged at $0.15 for both 2012 and 2011.
Salaries and benefits
The increase in salaries and benefits for 2012 compared to 2011 was primarily due to a full fiscal period of salaries and benefits during 2012 related to cadooz compared to four months of salaries and benefits during 2011 and an increase in staff in Germany, primarily to support the increased demand for non-mobile products. These increases were partly offset by decreases in salaries and benefits in Brazil and the U.K. in response to declines in revenues and the impact of the weaker foreign currencies. As a percentage of revenues, salaries and benefits increased to 7.5% for 2012 from 7.1% for 2011. This increase was primarily due to the impact of the cadooz acquisition.
Selling, general and administrative

The increase in selling, general and administrative expenses for 2012 compared to 2011 was primarily due to the impact of the September 2011 acquisition of cadooz, increased bad debt expense in Spain and Australia, and increased expenses in Germany as a result of the growth in non-mobile transaction volume and revenues. These increases were partly offset by decreases in selling, general and administrative in Australia and Brazil in response to declines in revenues and the impact of the weaker foreign currencies. As a percentage of revenues, these expenses increased to 6.2% for 2012 compared to 5.7% for 2011, primarily because of the decreases in revenues in Australia, Brazil, and Spain, along with an increase in bad debt expense during 2012.

Goodwill and acquired intangible asset impairment

During the fourth quarter of 2012, epay Brazil recorded non-cash impairment charge of goodwill and acquired intangible assets (specifically customer relationship assets) of $23.5 million and $5.2 million, respectively (see further discussion in Note 8, Goodwill and Acquired Intangible Assets, Net to the consolidated financial statements). No impairment charges were recorded in 2011. The impairment charges were the result of a culmination of several factors.

The initial factor contributing to the impairment charges was changes in certain mobile operators' distribution strategies throughout 2012. These changes limited our ability to distribute certain mobile operators' products in certain markets and had a negative impact on epay Brazil's 2012 results. While the changes affected our current results, we continued to negotiate alternative arrangements with the mobile operators in order to regain profitability in Brazil. During the fourth quarter of 2012, we determined that these negotiations were not likely to result in arrangements that would restore our profitability from those products in the future.

While these distribution changes were occurring, the Company was also establishing plans to introduce other electronic payment products in the Brazilian market which was expected to increase profitability. As the plans became more concrete during the fourth quarter of 2012, the Company's assessment was that the added profitability from these new products would likely grow steadily over time, but would not add significant earnings as quickly as originally projected.

Simultaneously with the changes in the mobile operators' distribution strategies, epay Brazil undertook efforts to align costs with revenues. While significant progress was made in reducing costs during 2012, the extent of that progress was constrained by the investments needed to launch the new electronic payment products. During the fourth quarter of 2012, the revised cost structure, which aligns costs with the decreased mobile revenues and supports the new products, was solidified and resulted in cost savings which were less than initially expected.

Further, the changes in the mobile operators' distribution strategies accelerated efforts to pursue other distribution channels. During the fourth quarter of 2012, epay Brazil acquired new partners in these other channels which provided insight to the profit potential of these channels. The Company's assessment of the opportunity in these channels was that while these channels are expected to be profitable, they are not likely to have profit margins as great as the ones lost with the changes in mobile operators' distribution strategies previously discussed.

As described above, the Company had several initiatives to improve profitability which were evolving during the year. The collective impact of those initiatives was the key consideration to determining if the epay Brazil business could return to or exceed its previous profitability. While each initiative had the potential to significantly contribute to that goal, during the fourth quarter of 2012, the Company determined that each initiative was likely to contribute less than what was previously expected. The culmination of these various factors in the fourth quarter of 2012 led the Company to conclude that the resulting valuation was not sufficient to support the recorded value of its investment in epay Brazil and, therefore, it recorded the goodwill and other acquired intangible assets impairment charges in the period
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense increased for 2012 compared to 2011 mainly due to the impact of the cadooz acquisition, including amortization of acquired intangible assets, and improvements to our network platform. These increases were partly offset by decreased expenses in markets where acquired intangible assets became fully amortized, as well as the impact of the weaker foreign currencies. As a percentage of revenues, these expenses decreased slightly to 2.7% for 2012 from 2.8% for 2011.
Operating income
The decrease in operating income for 2012 compared to 2011 was primarily due to the $28.7 million charge for impairment of goodwill and acquired intangible assets, transaction volume and revenue declines in Australia, Brazil and Spain, increased bad debt expense in Australia and Spain, and the impact of the weaker foreign currencies. The declines in volume and revenues in Australia were due to the full year impact of certain large retailers entering into direct agreements with two mobile operators during the second half of 2011. The declines in volume and revenues in Brazil were due to certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. The declines in volume and revenues in Spain were mostly driven by economic and competitive pressures. These decreases were partly offset by increases in transaction volumes and revenues in the U.S. and Germany and the full year impact of the cadooz acquisition completed in the second half of 2011. Excluding the impairment charges, operating margin was 6.8% for 2012 compared to 8.4% for 2011 and operating income per transaction was $0.04 for 2012 compared to $0.05 for 2011. The decreases in operating margin and operating income per transaction were mainly due to the transaction volume and revenue declines discussed above and increased bad debt expense in Australia and Spain.

2011 Compared to 2010

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease)	Increase
(dollar amounts in thousands)	2011	2010	Amount	Percent
Total revenues	$677,051	$599,023	$78,028	13%
Operating expenses:
Direct operating costs	514,429	469,293	45,136	10%
Salaries and benefits	48,386	34,429	13,957	41%
Selling, general and administrative	38,711	31,926	6,785	21%
Goodwill impairment	—	70,925	(70,925)	n/m
Depreciation and amortization	18,751	16,753	1,998	12%
Total operating expenses	620,277	623,326	(3,049)	n/m
Operating income (loss)	$56,774	$(24,303)	$81,077	n/m
Transactions processed (millions)	1,064	891	173	19%
_____________________
n/m - Not meaningful.
Revenues
The increase in revenues for 2011 compared to 2010 was primarily due to the impact of our September 2010 acquisition of Telecomnet, Inc., now known as epay Brazil, the impact of our September 2011 acquisition of cadooz, an increase in transactions processed in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies. This increase was partly offset by declines in the number of transactions processed in the U.K. and Australia, which were mostly driven by economic and competitive pressures, lower cost call plans and the impact of certain large retailers entering into direct agreements with two mobile operators in Australia. Additionally, while epay Brazil contributed to the 2011 increase from 2010, it experienced decreases in revenues during the fourth quarter of 2011 due to certain mobile operators modifying their distribution strategies.
Revenues per transaction were $0.64 for 2011 compared to $0.67 for 2010. The decrease in revenues per transaction was due mainly to the changes in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average, and our ATX subsidiary. ATX provides only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals; therefore, the revenues we recognize from these transactions are a fraction of that recognized on average transactions, but with strong contribution to gross profit. The decreases were partly offset by the impact of the stronger foreign currencies.
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

Gross profit
Gross profit was $162.6 million for 2011 compared to $129.7 million for 2010. The primary causes of the increase in gross profit are the impact of epay Brazil, the increased transaction volumes in Germany – mainly from increased demand for non-mobile products – the addition of cadooz and the impact of the stronger foreign currencies, partly offset by transaction volume declines in Australia. Gross margin increased to 24% for 2011 compared to 22% for 2010, mainly reflecting the impact of epay Brazil and the growth in Germany. Gross profit per transaction remained unchanged at $0.15 for both 2011 and 2010, reflecting the impact of the stronger foreign currencies offsetting the impact of a higher percentage of lower profit transactions.
Salaries and benefits
The increase in salaries and benefits for 2011 compared to 2010 was primarily due to the impacts of epay Brazil and the stronger foreign currencies, along with additional headcount to support development of new products and growing markets. As a percentage of revenues, salaries and benefits increased to 7.1% for 2011 from 5.7% for 2010.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2011 compared to 2010 was mainly due to the impacts of epay Brazil, the acquisition of cadooz and the stronger foreign currencies. Additional increases were driven by cash losses related to an employee theft of funds, overhead to support development of new products and growing markets, and professional fees related to acquisitions. These increases were partly offset by a probable recovery of insurance proceeds for the employee theft and a decrease in bad debt expense in certain markets. As a percentage of revenues, these expenses increased to 5.7% for 2011 compared to 5.3% for 2010.

Goodwill impairment

In 2010, we recorded a non-cash goodwill impairment charge of $70.9 million. There were no impairment charges recorded in 2011 (see further discussion in Note 8, Goodwill and Acquired Intangible Assets, Net to the consolidated financial statements).
Depreciation and amortization
Depreciation and amortization expense increased for 2011 compared to 2010, mainly due to the impacts of epay Brazil and the stronger foreign currencies, partly offset by decreased expense in mature markets where acquired intangible assets are becoming fully amortized and POS terminals are becoming fully depreciated at a faster rate than new terminals are being installed. As a percentage of revenues, these expenses remained unchanged at 2.8% for both 2011 and 2010.
Operating income
The increase in operating income for 2011 compared to 2010 was primarily due to the 2010 goodwill impairment charges, the impact of epay Brazil, the growth in Germany – mainly from increased demand for non-mobile products – and the impact of the stronger foreign currencies, partly offset by decreased profitability in Australia. Excluding the goodwill impairment charges, operating margin increased to 8.4% for 2011 from 7.8% for 2010, mainly due to the growth in Germany. Operating income per transaction remained unchanged at $0.05 for 2011 and 2010.

MONEY TRANSFER SEGMENT
The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease)	Increase (Decrease)
(dollar amounts in thousands)	2012	2011	Amount	Percent
Total revenues	$316,135	$285,299	$30,836	11%
Operating expenses:
Direct operating costs	149,397	130,783	18,614	14%
Salaries and benefits	75,540	70,603	4,937	7%
Selling, general and administrative	47,673	46,441	1,232	3%
Depreciation and amortization	18,902	20,346	(1,444)	(7)%
Total operating expenses	291,512	268,173	23,339	9%
Operating income	$24,623	$17,126	$7,497	44%
Transactions processed (millions)	30.7	24.5	6.2	25%
Revenues
The increase in revenues for 2012 compared to 2011 was primarily due to the increase in the number of money transfer transactions processed and growth in other products such as mobile top-up, check cashing, bill payments, and money order transactions, partly offset by the impact of the weaker foreign currencies. The growth in transactions processed was driven by a 15% increase in money transfers, including an 18% increase from the U.S. and a 10% increase from non-U.S. markets in 2012 compared to 2011. The increase in transfers from the U.S. was primarily the result of growth in the U.S. to Mexico money transfer activity and an increase in the number of company-owned stores and agents. The increase in transfers from non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction decreased to $10.30 for 2012 from $11.64 for 2011. The growth rate of transactions exceeded the revenue growth rate for 2012 compared to 2011 largely because of the increase in the number of non-money transfer transactions, which generate considerably lower revenues per transaction than money transfers, and the impact of the weaker foreign currencies.
Over the past few years, the number of money transfers from the U.S. to Mexico had been decreasing on a year-over-year basis. In the second half of 2011, the number of money transfers in this corridor increased when compared to the same period in 2010, resulting in the number of money transfers for the full year 2011 being basically unchanged compared to 2010. During 2012, the total number of money transfers processed, including U.S. to Mexico, increased compared to 2011. We believe the current level of activity indicates a recovery of this important corridor.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents that originate money transfers on our behalf and correspondent agents that disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank fees to collect money from sending agents. The increase in direct operating costs in 2012 compared to 2011 was primarily due to the growth in transactions processed, partly offset by the impact of the weaker foreign currencies.

Gross profit
Gross profit, which represents revenues less direct costs, was $166.7 million for 2012 compared to $154.5 million for 2011. The increase was primarily due to the growth in revenues discussed above, partly offset by the impact of weaker foreign currencies. Gross margin was 53% for 2012 compared to 54% for 2011. The decline was primarily due to the increase in the number of non-money transfer transactions, which generate lower revenues and margin per transaction than money transfers.
Salaries and benefits
The increase in salaries and benefits for 2012 compared to 2011 was due to the increased expenses we incurred to support expansion of our operations and the increase in money transfers processed, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, salaries and benefits decreased to 23.9% for 2012 from 24.7% for 2011. This decrease was primarily due to the growth in non-money transfer services discussed above, which did not require similar increases in support cost.
Selling, general and administrative
Selling, general and administrative expenses increased for 2012 compared to 2011, primarily as the result of the increased expenses we incurred to support expansion of our company-owned locations and the increase in money transfers processed, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 15.1% for 2012 from 16.3% for 2011. This decrease was primarily due to the growth in non-money transfer services discussed above, which did not require similar increases in support cost.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2012, depreciation and amortization decreased compared to 2011 as the impact of the increased capital expenditures was more than offset by certain acquired intangible assets becoming fully amortized during 2011 and 2012. As a percentage of revenues, depreciation and amortization decreased to 6.0% for 2012 from 7.1% for 2011, primarily due to the decrease in depreciation and amortization discussed above combined with the increase in revenues.
Operating income
Operating income increased by $7.5 million for 2012 compared to 2011, reflecting the growth in money transfer and non-money transfer transactions processed and lower intangible amortization expense discussed above, partly offset by the impact of the weaker foreign currencies. As a result, operating margin increased to 7.8% for 2012 compared to 6.0% for 2011. Operating income per transaction increased to $0.80 for 2012 from $0.70 for 2011. These increases were primarily due to the increases in transaction-based revenues discussed above and the decrease in amortization expense during 2012, partly offset by the impact of the weaker foreign currencies.

2011 Compared to 2010

The following table presents the results of operations for the years ended December 31, 2011 and 2010 for the Money Transfer Segment.

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
Revenues
The increase in revenues for 2011 compared to 2010 was primarily due to the increase in the number of transactions processed and the impact of the stronger foreign currencies. The growth in transactions processed was driven by a 16% increase in transfers from non-U.S. markets in 2011 and growth in other products such as mobile top-up, check cashing and bill payment. The increase in transfers from non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $11.74 for 2011 from $11.59 for 2010. The growth rate of revenues exceeded the transaction growth rate for 2011 compared to 2010 largely as a result of the impact of the stronger foreign currencies and the continued shift in transaction mix to non-U.S. locations which generally have higher-than-average revenues per transaction. For 2011, 57% of our money transfers were initiated in the U.S. and 43% in non-U.S. markets, compared to 59% initiated in the U.S. and 41% in non-U.S. markets for 2010.
Direct operating costs
The increase in direct operating costs in 2011 compared to 2010 was primarily due to the growth in transactions processed and the impact of the stronger foreign currencies.
Gross profit
Gross profit was $154.5 million for 2011 compared to $130.7 million for 2010. The improvements are primarily due to the growth in money transfer transactions, the impact of the stronger foreign currencies, the shift in transaction mix to transfers from non-U.S. sources and the addition of new products. Gross margin was 54% for 2011 compared to 53% for 2010. This improvement primarily reflects the shift in transaction mix to transfers from non-U.S. sources.
Salaries and benefits
The increase in salaries and benefits for 2011 compared to 2010 was due to the increased expenses we incurred to support expansion of our operations and the impact of the stronger foreign currencies. As a percentage of revenues, salaries and benefits increased to 24.7% for 2011 compared to 24.2% for 2010.
Selling, general and administrative
Selling, general and administrative expenses increased for 2011 compared to 2010, primarily as the result of the increased expenses we incurred to support expansion of our operations and the impact of the stronger foreign currencies. As a percentage of revenues, selling, general and administrative expenses increased to 16.3% for 2011 from 15.4% for 2010.

Depreciation and amortization
For 2011, depreciation and amortization was essentially unchanged compared to 2010 as the impact of the increased capital expenditures was offset by certain acquired intangible assets becoming fully amortized during 2011. As a percentage of revenues, depreciation and amortization decreased to 7.1% for 2011 from 8.4% for 2010, reflecting the intangibles which became fully amortized in 2011 and a shift in achieving a greater portion of expansion through agents, which requires less capital expenditures than expansion from adding company-owned stores.
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

CORPORATE SERVICES

The components of Corporate Services' operating expenses for 2012, 2011 and 2010 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2012	2011	2010	2012 Increase Percent	2011 Increase (Decrease) Percent
Salaries and benefits	$22,332	$19,998	$15,587	12%	28%
Selling, general and administrative	7,831	7,630	5,565	3%	37%
Depreciation and amortization	364	343	810	6%	(58)%
Total operating expenses	$30,527	$27,971	$21,962	9%	27%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased 9% for 2012 compared to 2011, primarily due to an increase in salaries and benefits. This increase was primarily the result of higher share-based compensation and bonus expense due to improved results relative to the performance criteria.
Overall, operating expenses for Corporate Services increased 27% for 2011 compared to 2010. The increase in salaries and benefits was primarily the result of an increase in bonus expense due to improved full year results and an increase in share-based compensation expense. The increase in selling, general and administrative expenses was due mainly to higher professional fees for legal expense and tax consulting. The decrease in depreciation and amortization for 2011 compared to 2010 was primarily due to a three-year enterprise-wide desktop license becoming fully depreciated in May of 2010.

OTHER INCOME (EXPENSE), NET

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2012	2011	2010	2012 Decrease Percent	2011 Increase Percent
Interest income	$3,993	$5,749	$3,237	(31)%	78%
Interest expense	(19,653)	(21,385)	(20,447)	(8)%	5%
Income from unconsolidated affiliates	942	1,852	1,461	(49)%	27%
Other gains, net	4,146	1,000	3,110	n/m	n/m
Loss on early retirement of debt	—	(1,899)	—	n/m	n/m
Foreign currency exchange loss, net	(99)	(1,662)	(7,648)	n/m	n/m
Other expense, net	$(10,671)	$(16,345)	$(20,287)	n/m	n/m
____________________
n/m — Not meaningful.

Interest income
The decrease in interest income for 2012 from 2011 was primarily due to less interest earned on overnight deposits in Australia and Brazil as a result of revenue declines in these countries during 2012 and the impact of the weaker foreign currencies. The increase in interest income for 2011 from 2010 was primarily due to increased interest rates in Australia and Poland and the impact of the September 2010 acquisition of epay Brazil, which resulted in interest earned on cash collateral for bank guarantees.
Interest expense
The decrease in interest expense for 2012 from 2011 was primarily related to repurchasing $167.9 million of our 3.5% convertible debentures in October 2012. This decrease was partly offset by having larger amounts outstanding under the credit facility during 2012, primarily due to borrowings to fund certain repurchases of Euronet Common Stock and convertible debentures. The increase in interest expense for 2011 from 2010 was primarily related to interest expense on letter of credit fees incurred by epay Brazil.
Income from unconsolidated affiliates
Income from unconsolidated affiliates primarily represents the equity in income of our 40% equity investment in epay Malaysia, our 49% investment in Euronet Middle East and our 47% investment in Euronet Indonesia. The decrease in income for 2012 from 2011 was primarily due to the acquisition of the remaining 51% interest of Euronet Middle East W.L.L in January 2012. The increase in income for 2011 from 2010 was primarily the result of higher profitability of epay Malaysia and Euronet Middle East W.L.L. Additionally, during 2010, we made a loan to Euronet Indonesia which caused us to recognize previous unrecognized losses as our investment had been fully written off due to losses incurred.

Other gains, net

In 2012, our acquisition of the remaining 51% interest of Euronet Middle East W.L.L resulted in Euronet obtaining control of the entity, which was considered a business combination. Accordingly, we valued the assets and liabilities at fair value, which resulted in a $4.4 million gain on the 49% interest previously owned. Additionally, we recorded an investment in marketable securities at fair value which resulted in a loss of $0.2 million.
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
Foreign currency exchange loss, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded net foreign currency exchange losses of $0.1 million, $1.7 million, and $7.6 million in 2012, 2011 and 2010, respectively. These realized and unrealized foreign currency exchange losses reflect the respective strengthening of the U.S. dollar against most of the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Income (loss) before income taxes	$47,334	$62,792	$(15,018)
Income tax expense	(26,937)	(24,704)	(22,899)
Net income (loss)	$20,397	$38,088	$(37,917)
Effective income tax rate	56.9%	39.3%	(152.5)%
Income (loss) before income taxes	$47,334	$62,792	$(15,018)
Adjust: Goodwill and acquired intangible assets impairment	(28,740)	—	(70,925)
Adjust: Other gains, net	4,146	1,000	3,110
Adjust: Loss on early retirement of debt	—	(1,899)	—
Adjust: Foreign currency exchange loss, net	(99)	(1,662)	(7,648)
Income before income taxes, as adjusted	$72,027	$65,353	$60,445
Income tax expense	$(26,937)	$(24,704)	$(22,899)
Adjust: Income tax benefit attributable to acquired intangible assets impairment	1,709	—	—
Adjust: Income tax benefit (expense) attributable to foreign currency exchange loss, net	29	265	(3)
Income tax expense, as adjusted	$(28,675)	$(24,969)	$(22,896)
Effective income tax rate, as adjusted	39.8%	38.2%	37.9%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 56.9%, 39.3% and (152.5)% for the years ended December 31, 2012, 2011 and 2010, respectively. The effective income tax rates were significantly influenced by our tax position in the U.S., the impairment for goodwill and acquired intangible assets recorded in 2012 and 2010, other non-operating gains, the losses on early retirement of debt recorded in 2011 and the impact of foreign currency exchange translation results. Excluding these items from pre-tax book income, as well as the related tax effects for these items, our effective income tax rates were 39.8%, 38.2% and 37.9% for the years ended December 31, 2012, 2011 and 2010, respectively.

The effective income tax rate, as adjusted, for 2012 was higher than the applicable statutory income tax rate of 35% primarily because of our U.S. tax position and the U.S. tax impact of the repurchase of our convertible debentures, partly offset by the reduction in unrecognized tax benefits. For the fiscal years ended December 31, 2012, 2011 and 2010, we have recorded a valuation allowance against our U.S. federal tax net operating losses, as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized. Additionally, in 2012, we repurchased $167.9 million of our 3.5% convertible debentures, triggering substantial taxable income from the recapture of excess interest expense tax deductions and, as a result, U.S. federal and state income tax expense increased.

The effective income tax rate, as adjusted, remained largely unchanged for 2011 compared to 2010, primarily due to the implementation of income tax planning initiatives, true-ups related to foreign country income tax return filings and a shift in our mix of income to lower income tax rate countries.

We determine income tax expense and remit income taxes based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contractual and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.

Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective income tax rates are significantly different than would be expected.

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net loss attributable to noncontrolling interests was $0.1 million for 2012 compared to net income of $1.1 million and $0.5 million for 2011 and 2010, respectively. The decrease in net income attributable to noncontrolling interests in 2012 compared to 2011 is primarily due to decreased profitability at out Movilcarga and ATX subsidiaries. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned (1)	Segment - Country
Movilcarga	80%	epay - Spain
ATX	75.5%	epay - various
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
______________
(1) Percent owned as of December 31, 2012.

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $20.5 million for 2012 compared to net income of $37.0 million for 2011 and a net loss of $38.4 million for 2010. As more fully discussed above, the decrease of $16.5 million for 2012 as compared to 2011 was mainly the result of a $21.1 million decrease in operating income in 2012, caused by a $28.7 million non-cash impairment charge for goodwill and acquired intangible assets. Additionally, interest income decreased by $1.8 million, income from unconsolidated affiliates decreased by $0.9 million and income tax expense increased $2.2 million. These decreases to net income were partly offset by a $1.7 million decrease in interest expense, a $3.1 million increase in non-operating gains, recognition of a $1.9 million loss on early retirement of debt in 2011 and a decrease in foreign currency exchange loss of $1.6 million. Other items increased net income by $1.2 million during 2012 compared to 2011.
The increase of $75.4 million for 2011 as compared to 2010 was mainly the result of the $73.9 million improvement in operating income in 2011, primarily due to the $70.9 million goodwill impairment charge in 2010. Additionally, foreign currency exchange loss decreased $6.0 million and net interest expense decreased $1.6 million. These increases to net income were partly offset by a $2.1 million decrease in non-operating gains, a $1.9 million loss on early retirement of debt, and an increase in income tax expense of $1.8 million. Other items decreased net income by $0.3 million during 2011 compared to 2010.

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

We recorded a gain (loss) on translation adjustment of $10.9 million, $(26.7) million and $(16.0) million in 2012, 2011 and 2010, respectively. During 2012, the U.S. dollar weakened against most European-based currencies, primarily the euro and British pound, resulting in translation gains which were recorded in comprehensive income (loss). During 2010 and 2011, the U.S. dollar strengthened compared to certain currencies and weakened compared to others and the net results were translation losses in both 2010 and 2011, which were recorded in comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of December 31, 2012, we had working capital of $116.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to negative working capital of $20.5 million as of December 31, 2011. Our ratio of current assets to current liabilities was 1.17 as of December 31, 2012, compared to 0.97 as of December 31, 2011. The increase in working capital was primarily due to using long-term debt, as well as working capital produced by operations during 2012, to purchase convertible debentures which were classified as current liabilities.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of December 31, 2012, working capital in the Money Transfer Segment was $73.1 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $191.2 million as of December 31, 2012, of which $140.0 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $181.5 million for 2012 compared to $99.3 million for 2011. The increase was mainly due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Cash flows provided by operating activities were $99.3 million for 2011 compared to $108.1 million for 2010. The decrease was mainly due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results as adjusted for non-cash charges.
Investing activity cash flow
Cash flows used in investing activities were $69.2 million for 2012, compared to $124.1 million for 2011. Purchases of property and equipment were $46.2 million and $46.0 million for 2012 and 2011, respectively. Cash used for acquisitions in 2012 was $22.3 million compared to $78.7 million for 2011. Cash used for software development and long-term assets totaled $4.4 million for 2012 and $3.2 million for 2011. Other investing activities consist mainly of proceeds from the sale of property and equipment of $3.9 million and $3.8 million for 2012 and 2011, respectively.
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

Financing activity cash flow
Cash flows used in financing activities were $92.6 million during 2012 compared to cash flows provided by financing activities of $13.9 million in 2011. Our financing activities for 2012 centered around the repurchase of $167.9 million of our 3.5% convertible debentures and the repurchase of $42.9 million of our common stock. Additionally, to support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result of this and the repurchases of the convertible debentures and Common Stock, during 2012 we had a total of $1,016.9 million in borrowings and $888.7 million in repayments under our revolving credit facility. During 2011, we borrowed $80.0 million of long-term debt from our new term loan and used $128.0 million for repayments of debt obligations. During 2012, we used $1.9 million for debt issuance costs and $2.9 million for repayments of capital lease obligations. In 2011, we used $3.5 million for debt issuance costs and $2.6 million for repayments of capital lease obligations. Further, we used $16.0 million for the repurchase of shares during 2011. Additionally, we received cash of $2.9 million and $2.4 million from the issuance of shares in 2012 and 2011, respectively. During 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. We paid $0.5 million and $1.1 million of dividends to noncontrolling interests' stockholders during 2012 and 2011, respectively.
Cash flows provided by financing activities were $13.9 million during 2011 compared to cash flows used in financing activities of $44.8 million during 2010. Our financing activities for 2011 centered around the amendment of our credit facility which resulted in net borrowings of $36.6 million compared to net repayments of debt obligations of $45.2 million for 2010. During 2011, we had net borrowing of $87.2 million under our revolving credit facility while we had net repayments of $39.2 million during 2010. During 2011, we borrowed $80.0 million of long-term debt from our new term loan, used $128.0 million for repayments of debt obligations, $3.5 million for debt issuance costs and $2.6 million for repayments of capital lease obligations. Further, we used $16.0 million for the repurchase of shares during 2011. Additionally, we received cash of $2.4 million and $2.1 million from the issuance of shares in 2011 and 2010, respectively. During 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. We paid $1.1 million and $2.2 million of dividends to noncontrolling interests' stockholders during 2011 and 2010, respectively. We also received a $0.6 million equity contribution in 2011 from the noncontrolling interest stockholder of our Pakistan subsidiary.
Other sources of capital
Credit Facility — We have a $480 million senior secured credit facility (the "Credit Facility") consisting of a $390 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and an $80 million five-year term loan. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees.
The $390 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We intend to use the revolving credit facility primarily to fund working capital requirements, which are expected to increase as we expand the money transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
On October 11, 2012, the Company exercised its right to increase the aggregate commitments under its senior secured revolving credit facility by $125 million. In the process, additional financial institutions were added as lenders under the credit agreement. Borrowing capacity under the senior secured revolving credit facility increased from $275 million to $400 million (including the $10 million five-year India revolving credit facility), and the Company remains entitled, provided lenders agree, to increase the aggregate commitments under the senior secured revolving credit facility by an additional $80 million. All other terms of the credit agreement remain unchanged.
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

As of December 31, 2012, we had borrowings of $74.5 million outstanding under the term loan. We had $215.1 million of borrowings and $47.5 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2012. The remaining $137.4 million under the revolving credit facility was available for borrowing. As of December 31, 2012, our weighted average interest rate was 2.0% under the term loan and 2.5% under the revolving credit facility, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at December 31, 2012 were primarily comprised of $6.5 million of payments due in 2013 under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there were $1.1 million outstanding under these facilities as of December 31, 2012.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million, or 5 million shares, of our Common Stock. During 2012 and 2011, we repurchased $42.9 million and $16.0 million of our Common Stock, respectively. Considering cumulative repurchases as of December 31, 2012, we have $41.1 million or 2.0 million shares of Common Stock remaining that may be repurchased under the Board's authorization. In September 2011, we repurchased $3.6 million of principal value of our 3.5% convertible debentures. On October 15, 2012, we repurchased an additional $167.9 million of these convertible debentures. Pursuant to the terms of the debentures, holders had the right to require the Company to repurchase some or all of their debentures on such date. The Company utilized cash on hand and borrowings on its revolving credit facility to fund these repurchases. As a result of these repurchases, $3.6 million in principal amount of such debentures remains outstanding as of December 31, 2012. We expect to repurchase additional securities when prices provide attractive returns on capital.
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
Capital expenditures and needs — Total capital expenditures for 2012 were $49.6 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software, including capital expenditures for the purchase and development of the necessary processing systems and capabilities to expand the cross-border merchant processing and acquiring business. Total capital expenditures for 2013 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 130,000 of the approximately 680,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2012.
CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$322,228	$13,305	$36,702	$272,221	$—
Obligations under operating leases	136,665	37,698	56,231	32,477	10,259
Obligations under capital leases	7,696	2,757	4,272	667	—
Purchase obligations	6,715	4,747	1,586	251	131
Total	$473,304	$58,507	$98,791	$305,616	$10,390

For the purposes of the above table, our $3.6 million convertible debentures issued in October 2005 are considered due in October 2015, representing the next year in which holders have the right to exercise their put option. We assume that the $215.1 million outstanding under the revolving credit facility as of December 31, 2012 will remain outstanding through its maturity. The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2012. For additional information on debt obligations, see Note 10, Debt Obligations, to the consolidated financial statements.

For additional information on capital and operating lease obligations, see Note 12, Leases, to the consolidated financial statements.

Purchase obligations primarily consist of ATM machines, services and maintenance as well as telecommunications services.

Our total liability for uncertain tax positions under Accounting Standards Codification (“ASC”) 740-10-25 and 30 was $11.4 million as of December 31, 2012. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that a realization of at least $2.2 million of unrecognized tax benefits could occur within the next twelve months, resulting from the resolution of audit examinations and expirations of certain statutes of limitations.

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

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the consolidated financial statements, gross deferred tax assets were $108.7 million as of December 31, 2012, partially offset by a valuation allowance of $89.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2012. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

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

Goodwill and other intangible assets

In accordance with ASC Topic 805, Business Combinations, we allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management may engage an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2012, the Consolidated Balance Sheet includes goodwill of $481.8 million and acquired intangible assets, net of accumulated amortization, of $83.4 million.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. As a result of our annual impairment test for the year ended December 31, 2012 and 2010, we recorded non-cash goodwill impairment charges of $23.5 million and $70.9 million, respectively. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for additional information regarding these charges. Our annual impairment test for the year ended December 31, 2011 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these determinations take place.

Impairment or disposal of long-lived assets

In accordance with ASC Topic 350, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Assets to be disposed are required to be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are required to be presented separately in the appropriate asset and liability sections of the balance sheet. Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses. For the year ended December 31, 2012, we recorded a $5.2 million non-cash impairment charge for acquired intangible assets, specifically related to customer relationship assets in Brazil. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the consolidated financial statements for additional information regarding these charges.

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

Statements contained in this filing that relate to the future resolution of matters, including those relating to the security breach, are forward-looking statements. Euronet's actual results may vary materially from those anticipated in such forward-looking statements as a result of a number of factors, including the following: the amount of actual losses or liabilities that will be asserted by card associations are currently unknown and may be larger than would be anticipated; other costs, penalties and fines incurred by the Company may be greater than would be anticipated; the Company's insurance coverage may be insufficient to cover all costs, losses and liabilities; and the Company may suffer harm to its reputation and existing and prospective customer relationships as a result of the security breach.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are typically identified by the words believe, expect, anticipate, intend, estimate and similar expressions.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products; foreign currency exchange rate fluctuations; the effects of any potential future security breaches; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting the Company and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of December 31, 2012, our total debt outstanding was $301.2 million. Of this amount, $3.6 million, or 1% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate. Our $3.6 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.5% of the principal amount per annum. Based on quoted market prices, as of December 31, 2012, the fair value and carrying value of our fixed rate convertible debentures was $3.6 million. Interest expense for these debentures, has a weighted average annual interest rate of 3.5%. Additionally, approximately $7.0 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between January 1, 2013 and December 31, 2017.
The remaining $290.5 million, or 97% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $4.3 million.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2012 and 2011, 77% and 80% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of December 31, 2012, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $45 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and occasionally for other foreign currency exposures. As of December 31, 2012, we had foreign currency forward contracts outstanding with a notional value of $128.2 million, primarily in Australian dollars, euros and U.S. dollars, that were not designated as hedges and mature in a weighted average of three days. The fair value of these forward contracts as of December 31, 2012 was an unrealized gain of less than $0.1 million, which was partially offset by the unrealized loss on the related foreign currency receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Kansas City, Missouri
February 26, 2013

CONSOLIDATED FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$191,187	$170,663
Restricted cash	81,856	73,305
Inventory — PINs and other	101,168	98,819
Trade accounts receivable, net of allowances for doubtful accounts of $21,512 at December 31, 2012 and $14,787 at December 31, 2011	370,836	349,543
Prepaid expenses and other current assets	68,132	61,640
Total current assets	813,179	753,970
Property and equipment, net of accumulated depreciation of $207,282 at December 31, 2012 and $175,875 at December 31, 2011	115,475	102,900
Goodwill	481,760	488,628
Acquired intangible assets, net of accumulated amortization of $140,829 at December 31, 2012 and $129,119 at December 31, 2011	83,389	99,878
Other assets, net of accumulated amortization of $24,247 at December 31, 2012 and $19,529 at December 31, 2011	57,733	60,953
Total assets	$1,551,536	$1,506,329
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$459,847	$351,360
Accrued expenses and other current liabilities	183,406	216,794
Current portion of capital lease obligations	2,397	2,178
Short-term debt obligations and current maturities of long-term debt obligations	7,551	170,654
Income taxes payable	9,396	5,228
Deferred revenue	34,109	28,272
Total current liabilities	696,706	774,486
Debt obligations, net of current portion	286,703	161,694
Capital lease obligations, net of current portion	4,589	4,249
Deferred income taxes	22,031	26,003
Other long-term liabilities	14,967	13,152
Total liabilities	1,024,996	979,584
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 52,976,558 issued at December 31, 2012 and 51,982,227 issued at December 31, 2011	1,060	1,040
Additional paid-in capital	782,506	766,221
Treasury stock, at cost, 3,653,958 shares at December 31, 2012 and 1,543,441 shares at December 31, 2011	(67,327)	(21,869)
Accumulated deficit	(184,015)	(204,550)
Restricted reserve	1,002	1,001
Accumulated other comprehensive loss	(10,850)	(21,408)
Total Euronet Worldwide, Inc. stockholders’ equity	522,376	520,435
Noncontrolling interests	4,164	6,310
Total equity	526,540	526,745
Total liabilities and equity	$1,551,536	$1,506,329
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010

Revenues	$1,267,601	$1,161,304	$1,038,269
Operating expenses:
Direct operating costs	812,059	740,729	675,571
Salaries and benefits	184,055	168,474	136,384
Selling, general and administrative	120,575	112,507	92,624
Goodwill and acquired intangible assets impairment	28,740	—	70,925
Depreciation and amortization	64,167	60,457	57,496
Total operating expenses	1,209,596	1,082,167	1,033,000
Operating income	58,005	79,137	5,269
Other income (expense):
Interest income	3,993	5,749	3,237
Interest expense	(19,653)	(21,385)	(20,447)
Income from unconsolidated affiliates	942	1,852	1,461
Other gains, net	4,146	1,000	3,110
Loss on early retirement of debt	—	(1,899)	—
Foreign currency exchange loss, net	(99)	(1,662)	(7,648)
Other expense, net	(10,671)	(16,345)	(20,287)
Income (loss) before income taxes	47,334	62,792	(15,018)
Income tax expense	(26,937)	(24,704)	(22,899)
Net income (loss)	20,397	38,088	(37,917)
Less: Net loss (income) attributable to noncontrolling interests	138	(1,127)	(455)
Net income (loss) attributable to Euronet Worldwide, Inc.	$20,535	$36,961	$(38,372)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.41	$0.73	$(0.75)
Diluted	$0.40	$0.71	$(0.75)

Weighted average shares outstanding:
Basic	50,529,476	50,944,349	50,857,812
Diluted	51,412,510	51,729,513	50,857,812

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$20,397	$38,088	$(37,917)
Other comprehensive income (loss), net of tax:
Translation adjustment	10,947	(26,714)	(16,039)
Comprehensive income (loss)	31,344	11,374	(53,956)
Comprehensive loss (income) attributable to noncontrolling interests	91	(943)	140
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$31,435	$10,431	$(53,816)
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
Balance as of December 31, 2009	50,860,189	$1,022	$740,990	$(1,483)	$(203,139)
Net (loss) income					(38,372)
Other comprehensive loss
Stock issued under employee stock plans	372,648	7	2,156	(205)
Share-based compensation			9,294
Dispute settlement	(226,634)			(3,524)
Other	(26,847)		(231)
Balance as of December 31, 2010	50,979,356	1,029	752,209	(5,212)	(241,511)
Net income					36,961
Other comprehensive loss
Stock issued under employee stock plans	481,589	11	2,912	(581)
Share-based compensation			10,758
Repurchase of shares	(1,022,159)			(15,996)
Other			342	(80)
Balance as of December 31, 2011	50,438,786	1,040	766,221	(21,869)	(204,550)
Net income (loss)					20,535
Other comprehensive income
Stock issued under employee stock plans	868,054	20	6,423	(3,037)
Share-based compensation			11,790
Repurchase of shares	(1,984,240)			(42,853)
Other			(1,928)	432
Balance as of December 31, 2012	49,322,600	$1,060	$782,506	$(67,327)	$(184,015)
See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Restricted Reserve	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2009	$1,013	$20,566	$7,534	$566,503
Net loss (income)			455	(37,917)
Other comprehensive loss		(15,444)	(595)	(16,039)
Stock issued under employee stock plans				1,958
Share-based compensation				9,294
Dispute settlement				(3,524)
Other	(39)		(1,128)	(1,398)
Balance as of December 31, 2010	974	5,122	6,266	518,877
Net income			1,127	38,088
Other comprehensive (loss)		(26,530)	(184)	(26,714)
Stock issued under employee stock plans				2,342
Share-based compensation				10,758
Repurchase of shares				(15,996)
Other	27		(899)	(610)
Balance as of December 31, 2011	1,001	(21,408)	6,310	526,745
Net income (loss)			(138)	20,397
Other comprehensive income		10,900	47	10,947
Stock issued under employee stock plans				3,406
Share-based compensation				11,790
Repurchase of shares				(42,853)
Other	1	(342)	(2,055)	(3,892)
Balance as of December 31, 2012	$1,002	$(10,850)	$4,164	$526,540

See accompanying notes to the consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$20,397	$38,088	$(37,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,167	60,457	57,496
Share-based compensation	11,823	10,756	9,294
Unrealized foreign exchange loss, net	99	1,662	7,850
Non-cash impairment of goodwill and acquired intangible assets	28,740	—	70,925
Other gains	(4,388)	—	(3,110)
Deferred income taxes	(6,484)	(251)	(4,079)
Income from unconsolidated affiliates	(942)	(1,852)	(1,461)
Accretion of convertible debentures discount and amortization of debt issuance costs	7,672	11,952	8,833
Loss on early retirement of debt	—	1,899	—
Changes in working capital, net of amounts acquired:
Income taxes payable, net	4,215	(7,969)	(5,621)
Restricted cash	(5,251)	34,147	(28,591)
Inventory — PINs and other	(1,980)	5,482	764
Trade accounts receivable	(12,149)	(62,103)	8,024
Prepaid expenses and other current assets	(2,846)	(20,559)	(16,518)
Trade accounts payable	103,279	31,926	68,611
Deferred revenue	5,177	(350)	(2,766)
Accrued expenses and other current liabilities	(37,671)	1,753	(19,216)
Changes in noncurrent assets and liabilities	7,596	(5,732)	(4,432)
Net cash provided by operating activities	181,454	99,306	108,086
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,337)	(78,688)	(24,418)
Purchases of property and equipment	(46,212)	(46,002)	(29,199)
Purchases of other long-term assets	(4,439)	(3,183)	(4,055)
Other, net	3,825	3,809	2,300
Net cash used in investing activities	(69,163)	(124,064)	(55,372)
Cash flows from financing activities:
Proceeds from issuance of shares	2,884	2,397	2,116
Repurchase of shares	(42,853)	(15,996)	—
Borrowings from revolving credit agreements	1,016,852	529,305	144,800
Repayments of revolving credit agreements	(888,733)	(442,111)	(183,972)
Proceeds from long-term debt obligations	—	80,000	—
Repayments of long-term debt obligations	(172,352)	(128,000)	(3,227)
Repayments of capital lease obligations	(2,880)	(2,578)	(2,843)
Payment of acquisition contingent consideration	—	(5,455)	—
Debt issuance costs	(1,888)	(3,514)	—
Purchase of subsidiary shares from noncontrolling interests	(3,321)	—	—
Cash dividends paid to noncontrolling interests' stockholders	(472)	(1,055)	(2,224)
Other, net	187	924	576
Net cash (used in) provided by financing activities	(92,576)	13,917	(44,774)
Effect of exchange rate changes on cash and cash equivalents	809	(5,731)	(4,233)
Increase (decrease) in cash and cash equivalents	20,524	(16,572)	3,707
Cash and cash equivalents at beginning of period	170,663	187,235	183,528
Cash and cash equivalents at end of period	$191,187	$170,663	$187,235
Interest paid during the period	$12,502	$11,883	$11,594
Income taxes paid during the period	$27,275	$32,944	$28,482
See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

Euronet Worldwide, Inc. was established as a Delaware corporation on December 13, 1997. Euronet Worldwide, Inc. succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994.

Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products, and global consumer money transfer services.

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

Inventory - PINs and other

Inventory - PINs and other is valued at the lower of cost or market value and primarily represents prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime related to the epay Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Inventory also includes vouchers, merchandise for physical reward fulfillment and other electronic payment products. Additionally, from time to time, Inventory - PINs and other may include POS terminals, mobile phone handsets and ATMs held by the Company for resale.

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

Depreciation is generally calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization rates are generally as follows:

ATMs or ATM upgrades	5 - 7 years
Computers and software	3 - 5 years
POS terminals	2 - 5 years
Vehicles and office equipment	2 - 10 years
Leasehold improvements	Over the lesser of the lease term or estimated useful life

Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. ASC Topic 350 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other ("Topic 350)": Testing Goodwill for Impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The Company adopted ASU 2011-08 effective January 1, 2012, and as a result, instituted a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test.

Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Furthermore, the Company considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares, among other factors, the weighted average cost of capital ("WACC") between the current and prior years for each reporting unit.

During the 2012 annual goodwill impairment test, the Company performed the qualitative assessment for eight reporting units and concluded that it was not more likely than not that the estimated fair values of the eight reporting units were more than their carrying values. As such, no further analysis was required.

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses the discounted cash flow model ("DCF model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes and gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units.
In the event the estimated fair value of a reporting unit per the DCF model is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized.

During the 2012 annual goodwill impairment test, the Company proceeded directly to the two-step quantitative impairment test for eight reporting units. As a result, the Company recorded a non-cash goodwill impairment charge of $23.5 million with respect to the epay Brazil reporting unit (see Note 8, Goodwill and Acquired Intangible Assets, Net).

Other Intangibles - In accordance with ASC Topic 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 - 5 years
Trademarks and trade names	2 - 20 years
Software	3 - 5 years
Customer relationships	6 - 12 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2012, the Company recorded a non-cash impairment charge of $5.2 million with respect to the customer relationships of the epay Brazil business.

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

The Company accounts for investments in affiliates using the equity method of accounting when the Company has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2011, investments in affiliates, related to the Company's 40% investment in epay Malaysia and 49% investment in Euronet Middle East W.L.L. was $7.5 million; undistributed earnings in these affiliates was $6.3 million. In January 2012, the Company purchased the remaining 51% of Euronet Middle East W.L.L. for $6.4 million (as further discussed in Note 5, Acquisitions). As of December 31, 2012, the Company's 40% investment in epay Malaysia and undistributed earnings in this affiliate was $4.7 million and $4.6 million, respectively.

Convertible debentures

The Company accounts for its convertible debt instruments that may be settled in cash upon conversion in accordance with according to ASC Topic 470, Debt, which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13, which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

Noncontrolling interests

The Company accounts for noncontrolling interests in its consolidated financial statements according to ASC Topic 810, Consolidations, which requires noncontrolling interests to be reported as a component of equity.

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

In accordance with ASC Topic 740, Income Taxes, the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. See Note 13, Taxes, for further discussion regarding these provisions.

Presentation of taxes collected and remitted to governmental authorities

The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Operations.

Fair value measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"), regarding fair value measurements for assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 17, Financial Instruments and Fair Value Measurements, for the required fair value disclosures.

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

EFT Processing - Revenues in the EFT Processing Segment are primarily derived from transaction and management fees from owned and outsourced ATM, POS and card processing networks and from the sale of EFT software solutions for electronic payment and transaction delivery systems, and fees or margin earned from value added services.

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

Revenues from the sale of EFT software solutions represent software license fees, professional installation and customization fees, ongoing software maintenance fees, hardware sales and transaction fees. The Company recognizes professional service fee revenue in accordance with the provisions of ASC Topic 985, Software ("ASC Topic 985") and ASC 605, Revenue Recognition ("ASC Topic 605"). ASC Topic 985 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage-of-completion method, following the guidance in ASC Topic 605, as prescribed by ASC Topic 985. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenue from the sale of hardware is generally recognized when title passes to the customer. Revenue in excess of billings on software licensing agreements was $1.1 million and $0.8 million as of December 31, 2012 and 2011, respectively, and is recorded in prepaid expenses and other current assets. Billings in excess of revenue on software license agreements was $2.5 million and $2.3 million as of December 31, 2012 and 2011, respectively, and is recorded as deferred revenue until such time the revenue recognition criteria are met.

epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other electronic payment products. These fees and commissions are received from mobile phone and other telecommunication operators, top-up distributors, other product vendors or distributors or from retailers. In accordance with ASC Topic 605, commissions received are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company has no influence over the commission paid to the retailers, those commissions are recorded as a reduction of revenue. In distributing certain products, the Company is the primary obligor in the arrangements; accordingly, the gross sales value of the products are recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.

Money Transfer - In accordance with ASC Topic 605, revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.

Software capitalization

Computer software to be sold - The Company applies ASC Topic 730, Research and Development, and ASC Topic 985 in recording research and development costs. Research costs related to the discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service, or a new process or technique, or in bringing about significant improvement to an existing product or process, are expensed as incurred (also see Note 18, Computer Software to be Sold). Development costs aimed at the translation of research findings or other knowledge into a plan or design for a new product or process, or for a significant improvement to an existing product or process, whether intended for sale or use, are capitalized on a product-by-product basis when technological feasibility is established. Capitalization of computer software costs is discontinued when the computer software product is available to be sold, leased, or otherwise marketed.

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

The following table provides the computation of diluted weighted average number of common shares outstanding for the years ended December 31, 2012 and December 31, 2011:

	Year Ended December 31,
	2012	2011
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,529,476	50,944,349
Incremental shares from assumed conversion of stock options and restricted stock	883,034	785,164
Diluted weighted average shares outstanding	51,412,510	51,729,513

The table includes all stock options and restricted stock that are dilutive to Euronet's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2012, 2011 and 2010 of approximately 3,679,000, 1,956,000 and 4,973,000, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s Common Stock. As required by ASC Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. As of December 31, 2012, the Company’s debentures outstanding are convertible into 88,587 shares of Common Stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the debentures was anti-dilutive for the years ended December 31, 2012, 2011 and 2010.

(5) ACQUISITIONS

In accordance with ASC Topic 805, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Generally, for certain large acquisitions management may engage an appraiser to assist in the valuation process.

2012 Acquisitions

In January 2012, the Company acquired the remaining 51% of the common stock of Euronet Middle East W.L.L. which it did not previously own. The purchase price of approximately $6.4 million was paid from cash on hand. Accordingly, the assets and liabilities of Euronet Middle East W.L.L. were recorded at fair value, which resulted in a $4.4 million pre-tax gain on the 49% interest previously owned.

In November 2012, the Company acquired certain assets and retail contracts of ezi-pay Limited ("ezi-pay"), which added additional product offerings, and processing and distribution services for New Zealand-specific brands to the Company's epay operations in Europe. The purchase price of approximately $19.7 million was paid from cash on hand. Additionally, $3.3 million in cash is being held in escrow to secure certain obligations of the sellers under the Sale and Purchase Agreement. The valuation of ezi-pay's net assets acquired remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets.

The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

(dollar amounts in thousands)	Estimated Life
Current assets		$9,504
Property and equipment	2 - 5 years	1,098
Customer relationships	8 years	9,896
Trademarks and trade names	4 years	372
Non-compete agreements	2 - 4 years	588
Goodwill	Indefinite	12,812
Other non-current assets		71
Fair value of assets		34,341
Current liabilities		(2,150)
Net assets acquired		$32,191

2011 Acquisitions

On September 16, 2011, the Company acquired all the common stock of cadooz Holding GmbH and its wholly owned operating subsidiaries ("cadooz"), which added additional product offerings to the Company's epay operations in Europe. The purchase price of approximately $54.7 million was paid from cash on hand. In addition, we established a liability for additional purchase price consideration to be paid based upon the level of revenue achieved by one of cadooz's subsidiaries for the three-year period ending in February 2014. Additionally, $4.1 million in cash is being held in escrow to secure certain obligations of the sellers under the Sale and Purchase Agreement.

In December 2011, the Company acquired Smart PayNetwork SA, an ATM and card processing company in Romania, for $18.3 million in cash. In November 2011, the Company acquired an integrated network of ATMs in Poland, known as cash4you, for $5.3 million in cash. In June 2011, the Company also acquired the net assets of a Canada-based check-cashing company for approximately $3.4 million in cash.

The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

(dollar amounts in thousands)	Estimated Life
Current assets		$28,292
Property and equipment	3 - 13 years	6,938
Customer relationships	8 - 12 years	26,104
Trademarks and trade names	10 - 20 years	2,122
Software	3 years	390
Goodwill	Indefinite	56,855
Other non-current assets		63
Fair value of assets		120,764
Current liabilities		(28,118)
Deferred income tax liability		(7,267)
Other non-current liabilities		(3,759)
Net assets acquired		$81,620

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

(6) RESTRICTED CASH

The restricted cash balances as of December 31, 2012 and 2011 were as follows:

	As of December 31,
(in thousands)	2012	2011
Cash held in trust and/or cash held on behalf of others	$65,410	$53,883
Collateral on bank credit arrangements and other	16,446	19,422
Total	$81,856	$73,305

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

(7)	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2012 and 2011 are as follows:

	As of December 31,
(in thousands)	2012	2011
ATMs	$119,238	$95,415
POS terminals	49,118	49,494
Vehicles and office equipment	47,221	44,899
Computers and software	106,541	88,327
Land and buildings	639	640
	322,757	278,775
Less accumulated depreciation and amortization	(207,282)	(175,875)
Total	$115,475	$102,900

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2012, 2011 and 2010 was $38.7 million, $35.4 million and $31.8 million, respectively.

(8) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$172,280	$(120,117)	$178,572	$(111,589)
Trademarks and trade names	44,226	(13,742)	43,401	(11,232)
Software	5,914	(5,645)	5,771	(5,233)
Non-compete agreements	1,798	(1,325)	1,253	(1,065)
Total	$224,218	$(140,829)	$228,997	$(129,119)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2011 and 2012:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2011	$95,819	$445,713	$541,532
Increases (decreases):
2011 acquisitions	28,616	56,855	85,471
Amortization	(22,223)	—	(22,223)
Other (primarily changes in foreign currency exchange rates)	(2,334)	(13,940)	(16,274)
Balance as of December 31, 2011	99,878	488,628	588,506
Increases (decreases):
2012 acquisitions	10,856	12,812	23,668
Impairment	(5,235)	(23,505)	(28,740)
Amortization	(22,129)	—	(22,129)
Other (primarily changes in foreign currency exchange rates)	19	3,825	3,844
Balance as of December 31, 2012	$83,389	$481,760	$565,149

The Company performs its annual goodwill impairment test during the fourth quarter of each year. As a result of the 2012 and 2010 annual goodwill impairment tests, the Company recorded non-cash goodwill impairment charges of $23.5 million and $70.9 million, respectively. The annual goodwill impairment test completed during the fourth quarter of 2011 resulted in no impairment charges.

2012 Impairment Charges

During the fourth quarter of 2012, epay Brazil recorded a goodwill impairment charge of $23.5 million and an additional $5.2 million impairment charge of other acquired intangibles assets, specifically customer relationships. The impairment charges were the cumulative result of a culmination of several factors in Brazil including, but not necessarily limited to, changes in mobile operator distribution strategies, delays in non-mobile product distribution and operating costs.

The initial factor contributing to the impairment charges was changes in certain mobile operators' distribution strategies throughout 2012. These changes limited our ability to distribute certain mobile operators' products in certain markets and had a negative impact on epay Brazil's 2012 results. While the changes affected our current results, we continued to negotiate alternative arrangements with the mobile operators in order to regain profitability in Brazil. During the fourth quarter of 2012, we determined that these negotiations were not likely to result in arrangements that would restore our profitability from those products in the future.

While these distribution changes were occurring, the Company was also establishing plans to introduce other electronic payment products in the Brazilian market which was expected to increase profitability. As the plans became more concrete during the fourth quarter of 2012, the Company's assessment was that the added profitability from these new products would likely grow steadily over time, but would not add significant earnings as quickly as originally projected.

Simultaneously with the changes in the mobile operators' distribution strategies, epay Brazil undertook efforts to align costs with revenues. While significant progress was made in reducing costs during 2012, the extent of that progress was constrained by the investments needed to launch the new electronic payment products. During the fourth quarter of 2012, the revised cost structure, which aligns costs with the decreased mobile revenues and supports the new products, was solidified and resulted in cost savings which were less than initially expected.

Further, the changes in the mobile operators' distribution strategies accelerated efforts to pursue other distribution channels. During the fourth quarter of 2012, epay Brazil acquired new partners in these other channels which provided insight to the profit potential of these channels. The Company's assessment of the opportunity in these channels was that while these channels are expected to be profitable, they are not likely to have profit margins as great as the ones lost with the changes in mobile operators' distribution strategies previously discussed.

As described above, the Company had several initiatives to improve profitability which were evolving during the year. The collective impact of those initiatives was the key consideration to determining if the epay Brazil business could return to or exceed its previous profitability. While each initiative had the potential to significantly contribute to that goal, during the fourth quarter of 2012, the Company determined that each initiative was likely to contribute less than what was previously expected. The culmination of these various factors in the fourth quarter of 2012 led the Company to conclude that the resulting valuation was not sufficient to support the recorded value of its investment in epay Brazil and, therefore, it recorded the goodwill and other acquired intangible assets impairment charges in the period.

2010 Impairment Charges

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

Of the total goodwill balance of $481.8 million as of December 31, 2012, $240.4 million relates to the Money Transfer Segment, $191.0 million relates to the epay Segment and the remaining $50.4 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $22.1 million, $22.2 million and $23.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2012, is expected to total $18.1 million for 2013, $15.3 million for 2014, $10.1 million for 2015, $8.5 million for 2016 and $6.9 million for 2017.

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The balances as of December 31, 2012 and 2011 were as follows:

	As of December 31,
(in thousands)	2012	2011
Accrued expenses	$69,648	$60,819
Accrued amounts due to mobile operators and other content providers	64,715	113,377
Money transfer settlement obligations	47,358	40,188
Deferred income taxes	1,685	2,410
Total	$183,406	$216,794

(10) DEBT OBLIGATIONS

Short-term debt obligations

There were $1.1 million and $1.0 million of short-term debt obligations outstanding as of December 31, 2012 and 2011, respectively, with a weighted average interest rate of 6.7% and 7.3%, respectively.

Long-term debt obligations

Long-term debt obligations consist of the following as of December 31, 2012 and 2011:

	As of December 31,
(in thousands)	2012	2011
3.50% convertible debentures, unsecured, due 2025	$3,586	$165,173
Term loan, due 2016	74,500	79,000
Revolving credit agreements	215,117	87,194
	293,203	331,367
Less current maturities of long-term debt obligations	(6,500)	(169,673)
Long-term debt obligations	$286,703	$161,694

On August 18, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a lending syndicate consisting of nine banks (the "Lenders") with Bank of America, N.A. serving as Administrative Agent and Collateral Agent and U.S. Bank National Association serving as Syndication Agent. Under the Credit Agreement, the Lenders have made available a $355 million senior secured credit facility (the "Credit Facility") consisting of a $265 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and an $80 million five-year term loan which was fully drawn at closing. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. The Credit Agreement amends and extends the credit agreement dated as of April 4, 2007 and all subsequent amendments thereto, which consisted of a $100 million revolving line of credit and $126 million outstanding term loan maturing in April 2012 and 2014, respectively. In connection with the amendment to the Credit Agreement described above, $1.7 million of previously capitalized finance costs were written off during the year ended December 31, 2011 and included in loss on early retirement of debt in the Consolidated Statement of Operations.
The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders.
On October 11, 2012, the Company exercised this option and increased the aggregate commitments under the revolving credit facility from $275 million to $400 million as described in the Commitment Increase Agreement dated as of October 11, 2012. The Company remains entitled, subject to bank agreements, to increase the aggregate commitments under the senior secured revolving credit facility by an additional $80 million. All other terms of the Credit Agreement remain unchanged.
Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is five years from the closing date, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rate of the Company's borrowings was 2.5% under the revolving credit facility and 2.0% under the term loan as of December 31, 2012. Financing costs of $5.5 million have been deferred and are being amortized over the terms of the respective loans.

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

On October 4, 2005, the Company completed the sale of $175.0 million of Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Convertible Debentures have an interest rate of 3.50% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Debentures had the option to require the Company to purchase their debentures at par on October 15, 2012, and have additional options to require the Company to purchase their debentures at par on October 15, 2015 and 2020, or upon a change in control of the Company. These terms and other material terms and conditions applicable to the Convertible Debentures are set forth in the indenture governing the debentures. In connection with the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which were amortized through October 15, 2012, the term of the initial put option by the holders of the Convertible Debentures. The Convertible Debentures are general unsecured obligations, and are subordinated in right of payment to all obligations under “Senior Debt,” which is defined to include secured credit facilities (including secured replacements, renewals or refinancings thereof, including with different lenders and in higher amounts) and will rank equally in right of payment with all other existing and future unsecured obligations and senior in right of payment to all future subordinated indebtedness. The Convertible Debentures will be effectively subordinated to any existing and future secured indebtedness, with respect to any collateral securing such indebtedness and all liabilities of Euronet's subsidiaries. The Convertible Debentures are not guaranteed by any of Euronet's subsidiaries and, accordingly, are effectively subordinated to the indebtedness and other liabilities of Euronet's subsidiaries, including trade creditors. The Company and its subsidiaries are not restricted under the indenture from incurring additional secured indebtedness, Senior Debt or other additional indebtedness.

In September 2011, the Company repurchased $3.6 million in principal amount of Convertible Debentures, which resulted in a loss on early retirement of debt of $0.2 million.

On October 15, 2012, holders of the Convertible Debentures exercised their option to require the Company to purchase at par $167.9 million of Convertible Debentures.

As of December 31, 2012 and 2011, the Convertible Debentures had principal amounts outstanding of $3.6 million and $171.4 million, respectively. The unamortized discounts as of December 31, 2011 were $6.3 million, and were fully amortized in 2012. Contractual interest expense was $4.8 million for the year ended December 31, 2012 and $6.1 million for each of the years ended December 31, 2011 and 2010. Discount accretion was $6.3 million, $7.6 million and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The effective interest rate was 8.4% for all periods through October 15, 2012.

As of December 31, 2012 and 2011, the Company had borrowings of $215.1 million and $87.2 million, respectively, and stand-by letters of credit/bank guarantees outstanding against the revolving credit facility of $47.5 million and $35.3 million, respectively. Stand-by letters of credit/bank guarantees are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company's consolidated total leverage ratio. For the fiscal periods ended December 31, 2012 and 2011, the stand-by letters of credit interest charges were 1.75% and 2.0% per annum, respectively. Because the revolving credit agreements expire beyond one year, the borrowings were classified as long-term debt obligations in the Consolidated Balance Sheets.

As of December 31, 2012, aggregate annual maturities of long-term debt are $6.5 million in 2013, $8.5 million in 2014, $15.1 million in 2015, $263.1 million in 2016, and none thereafter. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2016 and the repayment of the Convertible Debentures in 2015.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of December 31, 2012 and 2011, the Company had foreign currency forward contracts outstanding with a notional value of $128.2 million and $67.8 million, respectively, primarily in Australian dollars, euros and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of three days and four days, respectively. Although the Company enters into foreign currency contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, on occasion, short-term loans payable in currencies other than the U.S. Dollar, these contracts are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The Company has an office lease in a foreign country that requires payment in a currency that is not the functional currency of either party to the lease or the Company’s reporting currency. Therefore, the lease contains an embedded derivative per ASC Topic 815 and the fair value of the embedded derivative is recorded in the Consolidated Balance Sheets.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC Topic 815
		Liability Derivatives
Foreign currency derivative contracts — gross gains	Other current liabilities	$177	$100
Foreign currency derivative contracts — gross losses	Other current liabilities	(142)	(178)
Embedded derivative in foreign lease	Other long-term liabilities	—	(141)
Total derivatives		$35	$(219)

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
(in thousands)		2012	2011	2010
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange loss, net	$(618)	$(23)	$1,055
Embedded derivative in foreign lease	Foreign currency exchange gain, net	141	3	76
Total		$(477)	$(20)	$1,131
See Note 17, Financial Instruments and Fair Value Measurements, for the determination of the fair values of derivatives.

(12) LEASES

(a) Capital leases

The Company leases certain of its ATMs and computer equipment under capital lease agreements that expire between 2013 and 2017 and bear interest at rates between 2.7% and 26.2%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the ATMs and computer equipment and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2012 and 2011 were as follows:

	As of December 31,
(in thousands)	2012	2011
ATMs	$13,101	$11,882
Other	3,019	1,511
Subtotal	16,120	13,393
Less accumulated amortization	(8,030)	(6,512)
Total	$8,090	$6,881

Non-cash financing and investing activities for the years ended December 31, 2012, 2011 and 2010 represented capital lease obligations of $3.4 million, $4.6 million and $1.4 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

(b) Operating leases

The Company has non-cancelable operating leases that expire between 2013 and 2023. Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $49.0 million, $40.4 million and $30.3 million, respectively.

(c) Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2012 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2013	$2,757	$37,698
2014	2,384	30,597
2015	1,888	25,634
2016	530	19,801
2017	137	12,676
Thereafter	—	10,259
Total minimum lease payments	7,696	$136,665
Less amounts representing interest	(710)
Present value of net minimum capital lease payments	6,986
Less current portion of obligations under capital leases	(2,397)
Obligations under capital leases, less current portion	$4,589

(13) TAXES

The sources of income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 are presented as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Income (loss) before taxes:
United States	$(3,002)	$(9,300)	$(13,149)
Foreign	50,336	72,092	(1,869)
Total income (loss) before income taxes	$47,334	$62,792	$(13,796)

The Company's income tax expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current tax expense (benefit):
U.S.	$6,363	$1,367	$(55)
Foreign	26,579	23,679	26,632
Total current	32,942	25,046	26,577
Deferred tax expense (benefit):
U.S.	369	1,206	780
Foreign	(6,374)	(1,548)	(4,458)
Total deferred	(6,005)	(342)	(3,678)
Total tax expense	$26,937	$24,704	$22,899

The following is a reconciliation of the federal statutory income tax rate of 35% to the effective income tax rate for 2012, 2011 and 2010:

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
U.S. federal income tax expense (benefit) at applicable statutory rate	$16,567	$21,977	$(5,256)
Tax effect of:
State income tax expense at statutory rates	1,514	238	555
Non-deductible expenses	426	2,838	4,785
Share-based compensation	(89)	(76)	(220)
Other permanent differences	1,096	(1,771)	(1,798)
Difference between U.S. federal and foreign tax rates	(8,407)	(5,140)	(4,484)
Provision in excess of statutory rates	(965)	1,285	(600)
Change in federal and foreign valuation allowance	6,882	5,900	11,319
Impairment of goodwill and acquired intangible assets	8,149	—	20,246
Other	1,764	(547)	(1,648)
Total income tax expense (benefit)	$26,937	$24,704	$22,899
Effective tax rate	56.9%	39.3%	(152.5)%

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2012	2011
Deferred tax assets:
Tax loss carryforwards	$28,285	$49,146
Share-based compensation	6,344	7,168
Accrued expenses	7,109	4,568
Property and equipment	5,221	5,473
Goodwill and intangible amortization	37,265	41,665
Intercompany notes	9,532	13,386
Other	14,945	8,614
Gross deferred tax assets	108,701	130,020
Valuation allowance	(89,863)	(84,624)
Net deferred tax assets	18,838	45,396
Deferred tax liabilities:
Intangibles related to purchase accounting	(11,365)	(14,616)
Goodwill and intangible amortization	(4,735)	(6,604)
Accrued expenses	(7,004)	(4,538)
Intercompany notes	(915)	(2,022)
Accrued interest	(703)	(30,194)
Capitalized research and development	(1,863)	(1,276)
Property and equipment	(2,632)	(2,433)
Other	(5,899)	(6,620)
Total deferred tax liabilities	(35,116)	(68,303)
Net deferred tax liabilities	$(16,278)	$(22,907)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2012 are expected to be allocated to income taxes in the Consolidated Statements of Operations with the following exception. The tax benefit of net operating losses generated from share-based compensation have been excluded from the amounts disclosed for tax loss carryforwards and valuation allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $20.2 million will be allocated to additional paid-in capital when utilized to offset taxable income.

As of December 31, 2012, and 2011, the Company's U.S. federal and foreign tax loss carryforwards were $152.1 million and $211.3 million, respectively, and U.S. state tax loss carryforwards were $50.3 million and $66.3 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2012.

At December 31, 2012, the Company had U.S. federal and foreign tax net operating loss carryforwards of $152.1 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2013	$4,650	$894
2014	3,790	865
2015	8,385	1,711
2016	7,678	1,727
2017	7,663	1,637
Thereafter	104,930	34,196
Unlimited	14,990	2,895
Total	$152,086	$43,925

In addition, the Company's state tax net operating loss carryforwards of $50.3 million will expire periodically from 2014 through 2032.

No provision has been made in the accounts as of December 31, 2012 for U.S. federal and state income taxes which would be payable if the gross undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $404.5 million as of December 31, 2012. The determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.

Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Beginning balance	$12,045	$8,473
Additions based on tax positions related to the current year	1,293	3,193
Additions for tax positions of prior years	355	735
Reductions for tax positions of prior years	(1,208)	(356)
Settlements	(1,115)	—
Ending balance	$11,370	$12,045

As of December 31, 2012 and 2011, approximately $5.7 million and $6.5 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $2.4 million and $1.8 million as of December 31, 2012 and 2011, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2012:

U.S. (Federal)	2000 through 2002, 2004 through 2006, and 2009 through 2012
Poland	2007 through 2012
Spain	2005 through 2012
Australia	2007 through 2012
U.K.	2008 through 2012
Germany	2007 through 2012

The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that a realization of at least $2.2 million of unrecognized tax benefits could occur within the next twelve months, resulting from the resolution of audit examinations and expirations of certain statutes of limitations.

(14) VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Beginning balance-allowance for doubtful accounts	$14,787	$14,924	$13,909
Additions-charged to expense	9,201	5,046	6,451
Amounts written off	(2,889)	(6,058)	(6,008)
Other (primarily changes in foreign currency exchange rates)	413	875	572
Ending balance-allowance for doubtful accounts	$21,512	$14,787	$14,924

(15) STOCK PLANS

The Company has share-based compensation plans (“SCP”) that allow the Company to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. Certain stock option grants vest over a five-year period, subject to the achievement of a pre-determined share price target for Euronet Common Stock within three years from the grant date. With the exception of certain awards made to the Company's employees in Germany, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2012, the Company has approximately 2.1 million in total shares remaining available for issuance under the SCP.

The Company's Consolidated Statements of Operations includes share-based compensation expense of $11.8 million, $10.8 million and $9.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amounts are recorded as salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $0.7 million, $0.6 million and $0.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

(a) Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2011 (1,789,061 shares exercisable)	4,994,581	$15.11
Granted	596,930	$22.79
Exercised	(693,015)	$10.25
Forfeited	(76,823)	$16.47
Expired	(10,857)	$19.22
Balance at December 31, 2012	4,810,816	$16.73	7.1	$33,266
Exercisable at December 31, 2012	1,937,245	$14.30	5.6	$18,213
Vested and expected to vest at December 31, 2012	4,173,444	$16.26	7.0	$30,821

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $5.2 million, $2.0 million and $1.7 million in connection with stock options exercised during the years ended December 31, 2012, 2011 and 2010, respectively. The intrinsic value of these options exercised was $7.4 million, $2.0 million and $1.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $15.5 million and will be recognized over the next 5 years, with an overall weighted-average period of 4.1 years. The following table provides the fair value of options granted under the SCP during 2012, 2011 and 2010, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2012	2011	2010
Volatility	43.9%	45.1%	43.5%
Risk-free interest rate - weighted average	0.8%	1.0%	2.5%
Risk-free interest rate - range	0.81% to 1.03%	0.99% to 2.33%	2.50% to 2.75%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.7 years	5.4 years	5.5 years
Weighted-average fair value (per share)	$9.46	$6.85	$7.42

(b) Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,185,500	$18.82
Granted	299,030	$21.99
Vested	(343,871)	$17.98
Forfeited	(34,530)	$18.40
Nonvested at December 31, 2012	1,106,129	$19.73

The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $6.9 million, $5.0 million and $3.9 million, respectively. As of December 31, 2012, there was $6.2 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.7 years. As of December 31, 2012, there was $7.6 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $21.99, $16.55 and $16.50 per share, respectively.

(c) Employee stock purchase plans

In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2012, 2011 and 2010, the Company issued 56,189, 57,018 and 46,849 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $15.42, $12.77 and $16.95, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.2 million for each of the years ended December 31, 2012, 2011 and 2010. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2012, 2011 and 2010 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2012	2011	2010
Volatility - weighted average	29.7%	39.9%	31.0%
Volatility - range	22.6% to 35.2%	26.5% to 52.5%	21.2% to 45.9%
Risk-free interest rate - weighted average	0.07%	0.06%	0.15%
Risk-free interest rate - range	0.02% to 0.10%	0.02% to 0.11%	0.08% to 0.17%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$3.63	$3.70	$3.56

(16) BUSINESS SEGMENT INFORMATION

Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit, debit card outsourcing and electronic recharge services for prepaid mobile airtime and value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2)
Through the epay Segment, the Company provides distribution of prepaid mobile airtime, mobile operator solutions and other electronic payment products and collection services in Europe, the Middle East, Asia Pacific, North America and South America.

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

The following tables present the segment results of the Company’s operations for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$237,948	$714,125	$316,135	$(607)	$1,267,601
Operating expenses:
Direct operating costs	114,826	548,390	149,397	(554)	812,059
Salaries and benefits	32,784	53,399	75,540	22,332	184,055
Selling, general and administrative	20,628	44,496	47,673	7,778	120,575
Goodwill and acquired intangible assets impairment	—	28,740	—	—	28,740
Depreciation and amortization	25,302	19,599	18,902	364	64,167
Total operating expenses	193,540	694,624	291,512	29,920	1,209,596
Operating income (expense)	$44,408	$19,501	$24,623	$(30,527)	$58,005
Other income (expense)
Interest income					3,993
Interest expense					(19,653)
Income from unconsolidated affiliates					942
Other gains, net					4,146
Foreign currency exchange loss, net					(99)
Total other expense, net					(10,671)
Income before income taxes					$47,334
Segment assets as of December 31, 2012	$231,320	$840,513	$455,981	$23,722	$1,551,536
Property and equipment, net as of December 31, 2012	$62,359	$29,912	$22,856	$348	$115,475

	For the Year Ended December 31, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$199,249	$677,051	$285,299	$(295)	$1,161,304
Operating expenses:
Direct operating costs	95,739	514,429	130,783	(222)	740,729
Salaries and benefits	29,487	48,386	70,603	19,998	168,474
Selling, general and administrative	19,798	38,711	46,441	7,557	112,507
Depreciation and amortization	21,017	18,751	20,346	343	60,457
Total operating expenses	166,041	620,277	268,173	27,676	1,082,167
Operating income (expense)	$33,208	$56,774	$17,126	$(27,971)	$79,137
Other income (expense)
Interest income					5,749
Interest expense					(21,385)
Income from unconsolidated affiliates					1,852
Other gains					1,000
Loss on early retirement of debt					(1,899)
Foreign currency exchange loss, net					(1,662)
Total other expense, net					(16,345)
Income before income taxes					$62,792
Segment assets as of December 31, 2011	$203,494	$803,897	$472,532	$26,406	$1,506,329
Property and equipment, net as of December 31, 2011	$54,169	$27,303	$20,990	$438	$102,900

	For the Year Ended December 31, 2010
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$194,875	$599,023	$244,606	$(235)	$1,038,269
Operating expenses:
Direct operating costs	92,594	469,293	113,913	(229)	675,571
Salaries and benefits	27,259	34,429	59,109	15,587	136,384
Selling, general and administrative	17,393	31,926	37,746	5,559	92,624
Goodwill and acquired intangible assets impairment	—	70,925	—	—	70,925
Depreciation and amortization	19,461	16,753	20,472	810	57,496
Total operating expenses	156,707	623,326	231,240	21,727	1,033,000
Operating income (loss)	$38,168	$(24,303)	$13,366	$(21,962)	$5,269
Other income (expense)
Interest income					3,237
Interest expense					(20,447)
Income from unconsolidated affiliates					1,461
Other gains					3,110
Foreign currency exchange loss, net					(7,648)
Total other expense, net					(20,287)
Loss before income taxes					$(15,018)
Segment assets as of December 31, 2010	$209,199	$706,253	$454,139	$39,781	$1,409,372
Property and equipment, net as of December 31, 2010	$54,394	$15,780	$20,815	$538	$91,527

Total revenues for the years ended December 31, 2012, 2011 and 2010, and property and equipment and total assets as of December 31, 2012 and 2011, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2012	2011	2010	2012	2011	2012	2011
United States	$294,122	$233,903	$233,089	$19,255	$15,099	$284,748	$294,065
Germany	276,862	166,687	112,087	12,164	11,848	353,947	288,378
Australia	137,054	193,557	210,469	2,130	1,697	156,352	156,396
United Kingdom	104,496	123,387	132,834	5,071	5,551	126,393	149,471
Poland	89,873	81,232	73,491	39,736	32,783	79,010	72,307
India	52,228	41,870	40,884	3,513	1,649	37,982	24,979
Italy	50,178	53,970	46,787	1,509	1,893	80,814	77,486
Spain	50,047	65,188	64,401	2,154	2,615	79,909	94,810
Brazil	47,955	58,654	17,536	3,408	4,352	41,119	84,937
Other	164,786	142,856	106,691	26,535	25,413	311,262	263,500
Total foreign	973,479	927,401	805,180	96,220	87,801	1,266,788	1,212,264
Total	$1,267,601	$1,161,304	$1,038,269	$115,475	$102,900	$1,551,536	$1,506,329

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

(b) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2016 and revolving credit agreement approximate fair values because interest is based on London Inter-Bank Offered Rate (“LIBOR”) that resets at various intervals of less than one year. The following table provides the estimated fair values of the Company’s other financial instruments, based on quoted market prices or significant other observable inputs.

	As of
	December 31, 2012		December 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% convertible debentures, unsecured, due 2025	$(3,586)	$(3,579)	$(165,173)	$(170,581)
Foreign currency derivative contracts	35	35	(78)	(78)
Embedded derivative in foreign lease	—	—	(141)	(141)
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
Certain assets are measured at fair value on a non-recurring basis. In connection with the annual goodwill impairment test during the fourth quarters of 2012 and 2010, the Company assessed the fair value of goodwill and recorded goodwill impairment charges related to certain of its epay reporting units of $23.5 million and $70.9 million, respectively. The fair values were determined using significant unobservable inputs. The fair values of goodwill related to impaired reporting units were determined by calculating the implied fair values as the excess of the fair value of the respective entity over the fair value of its net assets. Further, in 2012, the Company recorded an impairment charge of acquired intangible assets of $5.2 million, specifically related to customer relationship assets in Brazil. The $5.2 million impairment charge was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. No other assets were measured at fair value on a non-recurring basis during 2012, 2011, or 2010.

(18) COMPUTER SOFTWARE TO BE SOLD

Euronet engages in software development activities to continually improve the Company's core software products. The following table provides the detailed activity related to capitalized software development costs for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Beginning balance-capitalized development cost	$3,841	$3,123	$2,601
Additions	3,908	2,609	2,244
Amortization	(2,475)	(1,891)	(1,722)
Net capitalized development cost	$5,274	$3,841	$3,123

Research and development costs expensed for the years ended December 31, 2012, 2011 and 2010 were $1.9 million, $1.1 million and $1.4 million, respectively.

(19) LITIGATION AND CONTINGENCIES

Contingencies

Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.

Certain claims arising from such breach have been asserted against us, and we expect that additional claims may be asserted in the future. However, we maintain insurance to cover the financial exposure for response costs, losses by the card issuer and fines of penalties from incidents of this nature. We expect the aggregate amount of expenses incurred and losses asserted against us for which we ultimately bear liability to be within the limits of our insurance. Consequently, the Company does not expect the net financial impact of such expenses or loss from the breach, after insurance recovery, if any, to be material.

Bank card association rules provide a process by which loss and expense arising from such breaches is allocated among card issuers, acquirers and service providers such as Euronet. Expenses related to the breach were $0.7 million during 2012, net of $1.8 million in amounts recovered from our insurance carrier. During 2011, the Company incurred $0.4 million in related expenses.

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

On September 26, 2012, the Company received notification from the DOJ that its investigation was completed. The Company believes this brings the matter to a close without any further implications for CES. The Company incurred no significant legal fees related to this investigation and related matters, during 2012

Litigation

During 2010, CES was served with a class action lawsuit filed by a former employee for alleged wage and hour violations related to overtime and meal and rest period requirements under California law. This lawsuit was dismissed on October 12, 2011 in consideration of the payment of a nominal amount to the plaintiff.

During 2012, the Company was served with a class action lawsuit filed by another former employee alleging wage and hour violations relating to meal and rest period requirements.  We are vigorously defending this suit.  Due to the preliminary nature of the litigation, we are not able to estimate or predict any possible loss or range of loss associated with the litigation.

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

(20) GUARANTEES
As of December 31, 2012, the Company had $113.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $15.4 million are collateralized by cash deposits held by the respective issuing banks.

Each of our subsidiaries, once they reach a certain size, is required under the Credit Facility to provide a guarantee of all or a portion of the outstanding obligations under the Credit Facility depending upon whether the subsidiary is a domestic or foreign entity.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of December 31, 2012, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $16.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $36.1 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2012, the balance of ATM network cash for which the Company was responsible was approximately $410 million. The Company maintains insurance policies to mitigate this exposure;

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

•
In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions of operating units or assets made by Euronet, the Company has agreed to indemnify the seller against third-party claims made against the seller relating to the operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and

•
Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company’s benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third-party claims relating to carrying out their respective duties under such agreements.

The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2012 or 2011.

(21) RELATED PARTY TRANSACTIONS

The Company leases an airplane from a company partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred expenses of $0.2 million in each of the years ended December 31, 2012, 2011 and 2010, for the use of this airplane.

On November 29, 2012, the Company entered into a stock purchase agreement with West Side Investment Management, Inc., a subsidiary of DST Systems, Inc. (“DST”). Pursuant to the terms of the agreement, the Company purchased from DST 1,884,597 shares outstanding of the Company's Common Stock for $41.0 million. The Company used proceeds available under its revolving credit agreement to complete the purchase. Mr. Thomas A. McDonnell has served as a director of the Company and DST since 1996 and 1972, respectively. Mr. McDonnell recused himself during the negotiations and approval of the agreement.

(22) SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2012
Revenues	$297,622	$302,377	$316,356	$351,246
Operating income (loss)	$15,842	$19,854	$24,195	$(1,886)
Net income (loss)	$13,098	$5,726	$14,341	$(12,768)
Net income (loss) attributable to Euronet Worldwide, Inc.	$13,172	$5,747	$14,630	$(13,014)
Earnings (loss) per common share:
Basic	$0.26	$0.11	$0.29	$(0.26)
Diluted	$0.26	$0.11	$0.28	$(0.26)
For the Year Ended December 31, 2011
Revenues	$262,593	$279,802	$299,507	$319,402
Operating income	$17,217	$18,800	$20,122	$22,998
Net income (loss)	$17,631	$12,294	$(2,925)	$11,088
Net income (loss) attributable to Euronet Worldwide, Inc.	$17,284	$11,889	$(3,180)	$10,968
Earnings (loss) per common share:
Basic	$0.34	$0.23	$(0.06)	$0.22
Diluted	$0.33	$0.23	$(0.06)	$0.21

(23) SUBSEQUENT EVENTS

On January 4, 2013, Euronet entered into and simultaneously closed an acquisition agreement (“Acquisition Agreement”) to acquire 100% of the common stock of an Australian company, Pure Commerce Pty Ltd. (“Pure Commerce”). The purchase price consists of approximately $31.2 million, subject to customary purchase price adjustments and $5.2 million of Euronet Common Stock. With respect to the stock portion of the purchase price and pursuant to the Acquisition Agreement, Euronet issued at closing 224,425 shares of Common stock to the shareholders of Pure Commerce. The Common Stock will be held in escrow through September 2014 to secure certain obligations of the sellers. Further, Euronet has agreed pursuant to an earnout provision to pay additional purchase consideration of up to $30.0 million Australian dollars, consisting of cash and Common Stock in March 2014, if certain earnout performance targets are met during an earnout period ending December 31, 2013. For purposes of the earnout, Common Stock will be valued at the average trading price of Common Stock on the NASDAQ Stock market for the 20 trading days prior to December 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 26, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Web site at www.euronetworldwide.com under Investor Relations/Corporate Governance.

ITEM 11. EXECUTIVE COMPENSATION

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Equity Compensation Plan Table" incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

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

10.6	Euronet Worldwide, Inc. Executive Annual Incentive Plan (filed as Appendix 2 to the Company's Definitive Proxy Statement filed on April 12, 2011 and incorporated by reference herein) (2)

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

10.11	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2008, and incorporated by reference herein)

10.12	2006 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2009 and incorporated by reference herein) (2)

10.13
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.14
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.15
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.16
Euronet Worldwide, Inc. Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.17	Euronet Worldwide, Inc. Stock Option Plan (1998), as amended (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.18
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

10.21
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2011 and incorporated by reference herein) (2)

10.22
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 and incorporated by reference herein)

10.23
Commitment Increase Agreement, dated as of October 11, 2012 by and among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers under the Master Revolving Commitments, certain Subsidiaries and Affiliates as Guarantors, the Incremental Commitment Lenders, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2012 and incorporated by reference herein)

10.24
Stock Purchase Agreement dated November 29, 2012, between Euronet Worldwide, Inc. and West Side Investment Management, Inc., a subsidiary of DST Systems, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2012 and incorporated by reference herein)

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

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to the Consolidated Financial Statements.

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

EURONET WORLDWIDE, INC.

Date: February 26, 2013                    /s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 26, 2013	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 26, 2013	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 26, 2013	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 26, 2013	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 26, 2013	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 26, 2013	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 26, 2013	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 26, 2013	Director

/s/ Lu Cordova Lu Cordova February 26, 2013	Director