Form 10-Q
period 2013-03-31
EURONET WORLDWIDE INC
filed 2013-05-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of April 30, 2013 was 49,846,327 shares.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,272	$191,187
Restricted cash	45,567	81,856
Inventory — PINs and other	82,720	101,168
Trade accounts receivable, net of allowances for doubtful accounts of $19,711 at March 31, 2013 and $21,512 at December 31, 2012	355,095	370,836
Prepaid expenses and other current assets	82,728	68,132
Total current assets	721,382	813,179
Property and equipment, net of accumulated depreciation of $210,835 at March 31, 2013 and $207,282 at December 31, 2012	109,023	115,475
Goodwill	495,303	481,760
Acquired intangible assets, net of accumulated amortization of $143,239 at March 31, 2013 and $140,829 at December 31, 2012	109,570	83,389
Other assets, net of accumulated amortization of $25,658 at March 31, 2013 and $24,247 at December 31, 2012	56,100	57,733
Total assets	$1,491,378	$1,551,536

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$373,160	$459,847
Accrued expenses and other current liabilities	225,090	183,406
Current portion of capital lease obligations	2,438	2,397
Short-term debt obligations and current maturities of long-term debt obligations	8,014	7,551
Income taxes payable	8,347	9,396
Deferred revenue	33,954	34,109
Total current liabilities	651,003	696,706
Debt obligations, net of current portion	276,004	286,703
Capital lease obligations, net of current portion	4,671	4,589
Deferred income taxes	21,233	22,031
Other long-term liabilities	14,485	14,967
Total liabilities	967,396	1,024,996
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 53,416,106 issued at March 31, 2013 and 52,976,558 issued at December 31, 2012	1,068	1,060
Additional paid-in-capital	786,696	782,506
Treasury stock, at cost, 3,659,267 shares at March 31, 2013 and 3,653,958 shares at December 31, 2012	(67,470)	(67,327)
Accumulated deficit	(172,009)	(184,015)
Restricted reserve	1,037	1,002
Accumulated other comprehensive loss	(28,154)	(10,850)
Total Euronet Worldwide, Inc. stockholders’ equity	521,168	522,376
Noncontrolling interests	2,814	4,164
Total equity	523,982	526,540
Total liabilities and equity	$1,491,378	$1,551,536
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012

Revenues	$335,644	$297,622

Operating expenses:
Direct operating costs	219,087	193,998
Salaries and benefits	48,727	44,266
Selling, general and administrative	31,003	27,640
Depreciation and amortization	17,669	15,876
Total operating expenses	316,486	281,780
Operating income	19,158	15,842

Other income (expense):
Interest income	494	1,310
Interest expense	(2,859)	(5,480)
Income from unconsolidated affiliates	124	332
Other gains, net	—	4,325
Foreign currency exchange (loss) gain, net	(1,701)	2,136
Other (expense) income , net	(3,942)	2,623

Income before income taxes	15,216	18,465

Income tax expense	(3,156)	(5,367)

Net income	12,060	13,098
Less: Net (income) loss attributable to noncontrolling interests	(54)	74
Net income attributable to Euronet Worldwide, Inc.	$12,006	$13,172

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.24	$0.26
Diluted	$0.24	$0.26

Weighted average shares outstanding:
Basic	49,504,712	50,522,893
Diluted	50,620,437	51,357,390
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$12,060	$13,098
Other comprehensive (loss) income, net of tax:
Translation adjustment	(17,150)	18,609
Comprehensive (loss) income	(5,090)	31,707
Comprehensive (loss) income attributable to noncontrolling interests	9	(118)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(5,081)	$31,589
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$12,060	$13,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,669	15,876
Share-based compensation	2,501	3,672
Unrealized foreign exchange loss (gain), net	1,701	(2,136)
Deferred income taxes	71	296
Income from unconsolidated affiliates	(124)	(332)
Accretion of convertible debentures discount and amortization of debt issuance costs	208	2,272
Gain on step acquisition	—	(4,388)
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(766)	1,880
Restricted cash	34,719	(15,787)
Inventory — PINs and other	16,978	20,766
Trade accounts receivable	9,924	60,573
Prepaid expenses and other current assets	(13,665)	(3,140)
Trade accounts payable	(82,301)	(36,177)
Deferred revenue	645	(19)
Accrued expenses and other current liabilities	21,872	(32,770)
Changes in noncurrent assets and liabilities	(1,578)	(907)
Net cash provided by operating activities	19,914	22,777
Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,847)	(2,655)
Purchases of property and equipment	(6,083)	(9,511)
Purchases of other long-term assets	(1,114)	(1,864)
Other, net	462	425
Net cash used in investing activities	(37,582)	(13,605)
Cash flows from financing activities:
Proceeds from issuance of shares	2,157	690
Borrowings from revolving credit agreements	538,129	37,103
Repayments of revolving credit agreements	(546,830)	(39,007)
Repayments of long-term debt obligations	(1,500)	(1,000)
Repayments of capital lease obligations	(702)	(763)
Purchase of subsidiary shares from noncontrolling interests	(7,878)	—
Other, net	(95)	(204)
Net cash used in financing activities	(16,719)	(3,181)
Effect of exchange rate changes on cash and cash equivalents	(1,528)	4,014
(Decrease) Increase in cash and cash equivalents	(35,915)	10,005
Cash and cash equivalents at beginning of period	191,187	170,663
Cash and cash equivalents at end of period	$155,272	$180,668

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,053	$1,332
Income taxes paid during the period	7,230	4,641

Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$5,295	$—
Contingent consideration in connection with acquisition	21,725	—
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
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three-month periods ended March 31, 2013 and 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2012, including the notes thereto, set forth in the Company’s 2012 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Money transfer settlement obligations
Money transfer settlement obligations are recorded in accrued expenses and other current liabilities on the Company’s unaudited Consolidated Balance Sheet and consist of amounts owed by the Company to money transfer recipients. As of March 31, 2013, the Company’s money transfer settlement obligations were $60.6 million.
Recently Issued and Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended guidance that requires an entity to present information about significant items reclassified out of accumulated other comprehensive income, referred to as AOCI, on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. Additionally, the guidance expands the disclosure requirements for presentation of changes in AOCI by component. The guidance is effective for the Company for interim and annual reporting periods beginning January 1, 2013, and its adoption did not have an impact on the Company's results of operations, cash flows or financial position.

(3) STOCKHOLDERS' EQUITY

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

	Three Months Ended March 31,
	2013	2012
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,504,712	50,522,893
Incremental shares from assumed conversion of stock options and restricted stock	1,115,725	834,497
Diluted weighted average shares outstanding	50,620,437	51,357,390
The table includes the impact of all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the three-month periods ended March 31, 2013 and 2012. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,890,000 and 2,683,000 for the three-month periods ended March 31, 2013 and 2012, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. As of March 31, 2013, the Company’s debentures outstanding are convertible into 88,587 shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the debentures was anti-dilutive for the three-month periods ended March 31, 2013 and 2012 and, accordingly, associated shares have been excluded from diluted weighted average shares outstanding.

Stockholder Rights Agreement
On March 26, 2013, the Company entered into a new Rights Agreement (the "Rights Agreement") with Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement became effective at the close of business on April 3, 2013, immediately following the expiration of the prior rights agreement. In connection with its approval of the Rights Agreement, the Board of Directors also declared a dividend of one "Right" for each outstanding share of Euronet's common stock, payable on April 3, 2013 to stockholders of record at the close of business on April 3, 2013. As long as the Rights are attached to the common shares, the Company will issue one Right (subject to adjustment) with each new common shares that is issued so that all such shares will have attached Rights. When exercisable, each Right will initially entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $125 per one one-hundredth of a share, subject to adjustment. Upon occurrence of a trigger event under the Rights Agreement, each holder of a Right (excluding certain holders) thereafter would have the right to receive upon exercise a number of common shares having a market value of two times the then current price of the Right.
The Rights are not exercisable until the earlier of (i) ten business days following a public announcement that (or a majority of the Board of Directors of the Company becoming aware that) a person or group of affiliated or associated persons or any person acting in concert therewith, has acquired, or obtained the right to acquire beneficial ownership of 20% or more of the common shares (as defined in the Rights Agreement); or (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in any person becoming an acquiring person (as defined in the Rights Agreement), unless the Board of Directors sets a later date in either event.
The Rights Agreement is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Agreement could significantly dilute the interests in the Company of an acquiring person. The Rights may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

Accumulated other comprehensive loss
As of March 31, 2013, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company's reporting currency is the U.S. dollar. The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) as a separate component of consolidated stockholders' equity. The Company recorded a foreign currency translation loss of $17.2 million and a gain of $18.6 million for the three-month periods ended March 31, 2013 and 2012, respectively. For the three-month periods ended March 31, 2013 and 2012, the Company recorded no reclassifications of foreign currency translation into the consolidated statements of operations.

(4) ACQUISITIONS

On January 4, 2013, the Company acquired all of the common stock of an Australian company, Pure Commerce Pty Ltd. (“Pure Commerce”), which offers industry leading currency conversion and multi-currency acquiring products to global, local and online merchant acquirers, banks and retailers. The purchase price consisted of cash of approximately $31.3 million, subject to customary purchase price adjustments, and $5.3 million of the Company's common stock. With respect to the stock portion of the purchase price and pursuant to the acquisition agreement, the Company issued at closing 224,425 shares of common stock to the shareholders of Pure Commerce. The common stock will be held in escrow through September 2014 to secure certain obligations of the sellers. Further, Euronet has agreed pursuant to an earnout provision to pay additional purchase consideration of up to 30 million Australian dollars, with half due in cash and the remaining half payable in Euronet common stock in March 2014, if certain earnout performance targets are met during an earnout period ending December 31, 2013. As of the acquisition date and March 31, 2013, the fair value of the earnout provision was $21.7 million. The valuation of Pure Commerce's net assets acquired remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The net assets of Pure Commerce and its results from operations are included in the EFT Processing Segment's results.

The following table summarizes the preliminary fair values of the acquired net assets at the acquisition date:

(dollar amounts in thousands)	Estimated Life
Current assets		$2,629
Property and equipment	2-8 years	947
Non-compete agreements	4 years	776
Trade names	10 years	2,519
Proprietary software	3 years	6,297
Customer relationships	8 years	24,496
Goodwill	Indefinite	24,075
Other non-current assets		229
Fair value of assets acquired		61,968
Current liabilities		(1,680)
Non-current liabilities		(2,028)
Net assets acquired		$58,260

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three-month period ended March 31, 2013 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2012	$83,389	$481,760	$565,149
Increases (decreases):
Acquisition	34,088	24,075	58,163
Amortization	(6,504)	—	(6,504)
Other (primarily changes in foreign currency exchange rates)	(1,403)	(10,532)	(11,935)
Balance as of March 31, 2013	$109,570	$495,303	$604,873
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2013, is expected to total $17.0 million for the remainder of 2013, $20.7 million for 2014, $15.5 million for 2015, $11.8 million for 2016, $10.0 million for 2017 and $7.7 million for 2018.
The Company’s annual goodwill impairment test is performed during the fourth quarter. The Company’s annual impairment test for the year ended December 31, 2012 resulted in the Company recording a non-cash goodwill impairment charge of $23.5 million and an additional $5.2 million impairment charge relating to acquired intangible assets.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2012 analysis could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these changes take place.

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the three-month period ended March 31, 2013 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loan	Total
Balance at December 31, 2012	$215,117	$1,011	$6,987	$3,586	$74,500	$301,201
Increases (decreases):
Net additions (repayments)	(8,319)	—	78	—	(1,500)	(9,741)
Capital lease interest	—	—	143	—	—	143
Foreign currency exchange (gain) loss	(380)	3	(99)	—	—	(476)
Balance at March 31, 2013	206,418	1,014	7,109	3,586	73,000	291,127
Less — current maturities	—	(1,014)	(2,438)	—	(7,000)	(10,452)
Long-term obligations at March 31, 2013	$206,418	$—	$4,671	$3,586	$66,000	$280,675
The convertible debentures had a principal amount outstanding of $3.6 million as of March 31, 2013 and December 31, 2012. Interest expense, including contractual interest and discount accretion, which was fully amortized through October 15, 2012, was $31 thousand and $3.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. The effective interest rate was 3.5% and 8.4% for the three-month periods ended March 31, 2013 and 2012, respectively.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 31, 2013, the Company had foreign currency forward contracts outstanding with a notional value of $87.9 million, primarily in Australian dollars, euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of four days. Although the Company enters into foreign currency contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, on occasion, short-term loans payable in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically one to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.
The required tabular disclosures for derivative instruments are as follows:

		Fair Values of Derivative Instruments as of
(in thousands)	Consolidated Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments under ASC Topic 815
		Liability Derivatives
Foreign currency derivative contracts — gross gains	Other current liabilities	$96	$177
Foreign currency derivative contracts — gross losses	Other current liabilities	(106)	(142)
Total derivatives		$(10)	$35

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2013	2012
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$693	$(586)
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

	As of
	March 31, 2013		December 31, 2012
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Contingent consideration liability	$(21,725)	$(21,725)	$—	$—
3.50% convertible debentures, unsecured, due 2025	(3,586)	(3,479)	(3,586)	(3,579)
Foreign currency derivative contracts	(10)	(10)	35	35

The contingent consideration liability relating to the Pure Commerce acquisition is recorded at fair value using a Monte Carlo simulation and applying a discount rate that appropriately captures the risk associated with the obligation. The significant unobservable inputs used in the fair value measurement of the contingent consideration payable are forecasted financial results and the discount rate (Level 3).The fair values disclosed above for the Company's convertible debentures are based on quoted prices in active markets for identical assets and liabilities (Level 1). Foreign currency derivative contracts are recorded at fair value on a recurring basis using significant other observable inputs (Level 2). The Company values foreign currency derivative contracts using foreign currency exchange quotations for similar assets and liabilities.

(9) SEGMENT INFORMATION
Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America.

3)
Through the Money Transfer Segment, the Company provides global consumer-to-consumer money transfer services through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.The following tables present the segment results of the Company’s operations for the three-month periods ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$63,334	$189,575	$82,903	$(168)	$335,644
Operating expenses:
Direct operating costs	32,912	146,657	39,672	(154)	219,087
Salaries and benefits	9,645	14,095	20,084	4,903	48,727
Selling, general and administrative	5,848	9,667	12,347	3,141	31,003
Depreciation and amortization	8,316	4,503	4,758	92	17,669
Total operating expenses	56,721	174,922	76,861	7,982	316,486
Operating income (expense)	$6,613	$14,653	$6,042	$(8,150)	$19,158

	For the Three Months Ended March 31, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$49,917	$176,343	$71,435	$(73)	$297,622
Operating expenses:
Direct operating costs	25,659	135,193	33,205	(59)	193,998
Salaries and benefits	7,347	13,264	18,175	5,480	44,266
Selling, general and administrative	4,910	9,586	11,037	2,107	27,640
Depreciation and amortization	5,969	5,099	4,720	88	15,876
Total operating expenses	43,885	163,142	67,137	7,616	281,780
Operating income (expense)	$6,032	$13,201	$4,298	$(7,689)	$15,842

(10) GUARANTEES
As of March 31, 2013, the Company had $99.1 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $35.2 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $15.4 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2013, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.8 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.5 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2013, the balance of ATM network cash for which the Company was responsible was approximately $365 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2013 or December 31, 2012.

(11) INCOME TAXES
The Company's effective income tax rates were 20.7% and 29.1% for the three-month periods ended March 31, 2013 and 2012, respectively. The effective tax rates were significantly influenced by the foreign currency exchange loss in the first quarter of 2013 and the foreign currency exchange gain and other non-operating gains in the first quarter of 2012. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company's effective tax rates were 17.0% and 44.0% for the three-month periods ended March 31, 2013 and 2012, respectively.
The Company's effective tax rate, as adjusted, for the first quarter of 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions and changes in the reserve for unrecognized tax benefits. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against the prior tax net operating losses. Accordingly, income tax expense associated with pre-tax book income from the Company's U.S. legal entities in the first quarter of 2013 have not been recognized due to our tax net operating loss positions.
During the first quarter of 2013, the Company recorded a $2.2 million decrease in the reserve for unrecognized tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense. In connection with the acquisition of Pure Commerce in January 2013, the Company recorded a $2.1 million reserve for unrecognized tax benefits in the opening balance sheet. There were no other material changes in the reserve for unrecognized tax benefits during the first quarter of 2013.

(12) LITIGATION AND CONTINGENCIES

Contingencies

Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.

Certain claims arising from such breach have been asserted against the Company, and the Company expects that additional claims may be asserted in the future. However, the Company maintains insurance to cover the financial exposure for response costs, losses by the card issuer and fines or penalties from incidents of this nature. The Company expects the aggregate amount of expenses incurred and losses asserted against the Company for which the Company ultimately bears liability to be within the limits of our insurance. Consequently, the Company does not currently expect the net financial impact of such expenses or loss from the breach, after insurance recovery, if any, to be material to the consolidated results of operations or financial condition of the Company.

Bank card association rules provide a process by which loss and expense arising from such breaches is allocated among card issuers, acquirers and service providers such as Euronet. Expenses related to the breach through December 31, 2012 were $0.7 million, net of $1.8 million in amounts recovered from the Company's insurance carrier. For the three-month period ended March 31, 2012, the Company incurred $0.3 million in expenses related to the breach, net of insurance recoveries of $1.5 million; no additional related expenses were incurred during the first quarter of 2013.
Litigation
During 2012, the Company was served with a class action lawsuit filed by a former employee alleging wage and hour violations relating to meal and rest period requirements. The Company is vigorously defending this suit. Although it is not possible to determine the outcome of this proceeding, in the opinion of management and external legal counsel, such proceeding is not currently expected to have a material adverse effect on the consolidated results of operations or financial condition of the Company.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. and its subsidiaries (“Euronet,” the “Company,” “we,” "our" or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. As of March 31, 2013, we operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 17,973 ATMs and approximately 67,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 680,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe and gift card distribution and processing services in Brazil and Asia Pacific.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 199,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, two in Asia Pacific, two in North America and one in the Middle East. We have 30 principal offices in Europe, six in North America, ten in Asia Pacific, three in the Middle East, two in South America, and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 75% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of our total consolidated revenues for the first quarter of 2013, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 56% of our total consolidated revenues for the first quarter of 2013, are primarily derived from commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime. We also generate revenues from commissions earned from the distribution of other electronic payment products, gift cards, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 25% of our total consolidated revenues for the first quarter of 2013, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores, primarily in North America and Europe, and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are currently focused on six primary areas:

•	signing new outsourced ATM and POS terminal management contracts;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	expanding of value added services in our EFT Processing Segment, including the sale of dynamic currency conversion services to banks and retailers;

•	expanding of our epay processing network and portfolio of electronic payment products;

•	expanding of our money transfer and bill payment network; and

•	developing of our credit and debit card outsourcing business.
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions and revenues;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	our entry into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	the availability of financing for expansion;

•	our ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•	the impact of reductions in ATM interchange fees;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.
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
Money Transfer Segment — The continued expansion and development of our Money Transfer Segment business will depend on various factors, including, but not necessarily limited to, the following:

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

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three-month periods ended March 31, 2013 and 2012 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase Percent
EFT Processing	$63,334	$49,917	$13,417	27%
epay	189,575	176,343	13,232	8%
Money Transfer	82,903	71,435	11,468	16%
Total	335,812	297,695	38,117	13%
Eliminations	(168)	(73)	(95)	130%
Total	$335,644	$297,622	$38,022	13%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase Percent
EFT Processing	$6,613	$6,032	$581	10%
epay	14,653	13,201	1,452	11%
Money Transfer	6,042	4,298	1,744	41%
Total	27,308	23,531	3,777	16%
Corporate services, eliminations and other	(8,150)	(7,689)	(461)	6%
Total	$19,158	$15,842	$3,316	21%

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was slightly stronger during the first quarter of 2013 than it was during the comparable 2012 period. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the first quarter of 2013 reflected the impact of changes in currency values relative to the U.S. dollar. Considering the results by country and the associated functional currency, our consolidated operating income was not significantly influenced by the changes in foreign currency exchange rates compared to the thee-months ended March 31, 2012. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in currency values relative to the U.S. dollar from the first quarter of 2012 to the same period of 2013 for the countries and regions in which we have our most significant operations:

	Average Translation Rate
	Three Months Ended March 31,
Currency (dollars per foreign currency)	2013	2012	Increase (Decrease)Percent
Australian dollar	$1.0385	$1.0555	(2)%
Brazilian real	$0.5010	$0.5666	(12)%
British pound	$1.5515	$1.5718	(1)%
euro	$1.3205	$1.3117	1%
Hungarian forint	$0.0045	$0.0044	2%
Indian rupee	$0.0185	$0.0199	(7)%
Polish zloty	$0.3183	$0.3108	2%
COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2013 and 2012 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase Amount	Increase Percent
Total revenues	$63,334	$49,917	$13,417	27%
Operating expenses:
Direct operating costs	32,912	25,659	7,253	28%
Salaries and benefits	9,645	7,347	2,298	31%
Selling, general and administrative	5,848	4,910	938	19%
Depreciation and amortization	8,316	5,969	2,347	39%
Total operating expenses	56,721	43,885	12,836	29%
Operating income	$6,613	$6,032	$581	10%
Transactions processed (millions)	274	266	8	3%
ATMs as of March 31,	17,973	15,614	2,359	15%
Average ATMs	17,735	15,188	2,547	17%

Revenues
Our revenues for the first quarter of 2013 increased when compared to the same period of 2012, primarily due to an increase in the number of ATMs under management and growth in revenues earned from dynamic currency conversion ("DCC") and value added services, including DCC revenues earned on POS devices from our acquisition of Pure Commerce Pty Limited ("Pure Commerce") in January 2013.
Average monthly revenues per ATM were $1,190 for the first quarter of 2013 compared to $1,096 for the first quarter of 2012, while revenues per transaction were $0.23 for the first quarter of 2013 compared to $0.19 for the first quarter of 2012. These increases were primarily the result of growth in revenues from DCC and value added services, both of which earn higher revenues per transaction than other ATM services, as well as an overall shift in the mix of transactions to geographic markets where we earn higher revenues per transaction, specifically in Europe.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Additionally, these costs include the commissions paid to retail merchants and card processors involved with POS DCC transactions. Direct operating costs increased in the first quarter of 2013 compared to the same period of 2012, primarily due to the increase in the number of ATMs under management and the acquisition of Pure Commerce in January 2013.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $30.4 million for the first quarter of 2013 compared to $24.3 million for the first quarter of 2012. The increase was primarily due to growth in revenues from DCC and value added services, including DCC earned on POS devices from our acquisition of Pure Commerce, both which earn a higher gross profit than other services, along with the increase in ATMs under management. Gross profit as a percentage of revenues (“gross margin”) was 48.0% for the first quarter of 2013 compared to 48.6% for the first quarter of 2012. This decrease was largely due to the greater number of newly installed ATMs in India throughout 2012, where we generally earn less revenues per ATM than those in Europe, partly offset by the growth in revenues earned from DCC and value added services discussed above.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2013 compared to the same period of 2012 was primarily due to adding employees to support the growth in ATMs under management, increased bonus expense and the impact of our acquisition of Pure Commerce in January 2013. As a percentage of revenues, these costs increased to 15.2% for the first quarter of 2013 compared to 14.7% for the first quarter of 2012.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2013 compared to the same period of 2012 was primarily due to increased costs to support the growth in ATMs under management and the impact of our acquisition of Pure Commerce discussed above. As a percentage of revenues, selling, general and administrative expenses decreased to 9.2% for the first quarter of 2013 from 9.8% for the first quarter of 2012, primarily due to the growth in revenues earned from DCC and value added services on our ATMs under management, which require minimal incremental support costs.
Depreciation and amortization
Depreciation and amortization expense increased for the first quarter of 2013 compared to the same period of 2012, primarily due to the increase in ATMs under management and the amortization of intangible assets related to the acquisition of Pure Commerce in January 2013. As a percentage of revenues, depreciation and amortization expense increased to 13.1% for the first quarter of 2013 from 12.0% in the same period of 2012, mainly as a result of the amortization of intangible assets related to the Pure Commerce acquisition. The increase as a percentage of revenues was partly offset by the growth in revenues from DCC and value added services on our ATMs under management.

Operating income
Operating income increased for the first quarter of 2013 compared to the same period of 2012, primarily due to an increase in the number of ATMs under management and growth in revenues earned from DCC and value added services. These increases were partly offset by the amortization of intangible assets related to the acquisition of Pure Commerce. Operating income per transaction was $0.02 for the first quarter of both 2013 and 2012, while operating income as a percentage of revenues (“operating margin”) decreased to 10.4% for the first quarter of 2013 from 12.1% for the first quarter of 2012. The decrease in operating margin was primarily due to the increase in amortization expense discussed above, partly offset by the increases in revenues earned from DCC and value added services on our ATMs under management.

EPAY SEGMENT
The following table presents the results of operations for the three-month periods ended March 31, 2013 and 2012 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$189,575	$176,343	$13,232	8%
Operating expenses:
Direct operating costs	146,657	135,193	11,464	8%
Salaries and benefits	14,095	13,264	831	6%
Selling, general and administrative	9,667	9,586	81	1%
Depreciation and amortization	4,503	5,099	(596)	(12)%
Total operating expenses	174,922	163,142	11,780	7%
Operating income	$14,653	$13,201	$1,452	11%
Transactions processed (millions)	278	266	12	5%
Revenues
The increase in revenues for the first quarter of 2013 compared to the same period of 2012 was primarily due to an increase in the number of prepaid mobile transactions processed in the U.S., increased demand for non-mobile products in Germany, an increase in voucher redemptions and physical gift fulfillments at our cadooz subsidiary, and the impact of our acquisition of ezi-pay Limited ("ezi-pay") in November 2012. These increases were partly offset by revenue declines in Australia, Spain and the U.K. The decrease in revenue in Australia was caused by certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels. The revenue declines in Spain and the U.K. were mostly driven by economic and competitive pressures.
In certain markets, our revenue growth has slowed due to mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels, as well as overall economic conditions impacting customers' buying decisions. We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction was $0.68 for the first quarter of 2013 compared to $0.66 for the first quarter of 2012. The increase in revenues per transaction was mainly due to the impact of increased transaction volume at our cadooz subsidiary, where revenues are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value. This increase was partly offset by a shift in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average.

Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the first quarter of 2013 compared to the same period of 2012 was primarily due to the growth in transactions processed in the U.S. and Germany, increased voucher redemptions and physical gifts fulfilled at our cadooz subsidiary and the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in the number of transactions processed in Australia, Spain, and the U.K.
Gross profit
Gross profit, which represents revenues less direct costs, was $42.9 million for the first quarter of 2013 compared to $41.2 million for the first quarter of 2012. The increase in gross profit was primarily due to the increase in transactions processed in Germany, mainly from increased demand for non-mobile products, the U.S. and at our cadooz subsidiary, along with the impact of our acquisition of ezi-pay. These increases were partly offset by a decline in transactions processed in Australia, Spain and the U.K. Gross profit per transaction remained unchanged at $0.15 for both the first quarter of 2013 and 2012.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2013 compared to the same period of 2012 was primarily due an increase in staff in Germany and the U.S. to support the increases in transactions processed discussed above and the impact of our acquisition of ezi-pay. These increases were partly offset by decreases in salaries and benefits in Brazil and Spain in response to declines in revenues. As a percentage of revenues, salaries and benefits decreased slightly to 7.4% for the first quarter of 2013 from and 7.5% for the first quarter of 2012.
Selling, general and administrative
Selling, general and administrative expenses increased slightly for the first quarter of 2013 compared to the same period of 2012. As a percentage of revenues, these expenses decreased to 5.1% for the first quarter of 2013 from 5.4% for the first quarter of 2012, primarily due to the increases in revenues in the U.S. and at our cadooz subsidiary did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for the first quarter of 2013 compared to the same period of 2012, primarily as a result of certain acquired intangible assets becoming fully amortized during 2012, partly offset by the impact of our acquisition of ezi-pay discussed above. As a percentage of revenues, these expenses decreased to 2.4% for the first quarter of 2013 compared to 2.9% for the first quarter of 2012.
Operating income
Operating income increased by $1.5 million for the first quarter of 2013 compared to the same period of 2012, primarily due to the growth in transactions processed in Germany, the U.S., and at our cadooz subsidiary, along with the operating income from ezi-pay and the impact of certain acquired intangible assets becoming fully amortized during 2012. These increases were partly offset by declines in revenues and transactions processed in Australia, Spain and the U.K. Operating margin was 7.7% for the first quarter of 2013 compared to 7.5% for the first quarter of 2012, while operating income per transaction remained unchanged at $0.05 for both the first quarter of 2013 and 2012.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three-month periods ended March 31, 2013 and 2012 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase Amount	Increase Percent
Total revenues	$82,903	$71,435	$11,468	16%
Operating expenses:
Direct operating costs	39,672	33,205	6,467	19%
Salaries and benefits	20,084	18,175	1,909	11%
Selling, general and administrative	12,347	11,037	1,310	12%
Depreciation and amortization	4,758	4,720	38	1%
Total operating expenses	76,861	67,137	9,724	14%
Operating income	$6,042	$4,298	$1,744	41%
Transactions processed (millions)	8.1	6.8	1.3	19%
Revenues
The increase in revenues for the first quarter of 2013 compared to the same period of 2012 was primarily due to an increase in the number of transactions processed and growth in other products such as mobile top-up, check cashing, bill payment and money order transactions. The growth in transactions processed was driven by a 18% increase in money transfers, including an 23% increase from the U.S. and a 11% increase from non-U.S. markets in the first quarter of 2013. The increase in transfers from the U.S. was primarily the result of growth in the U.S. to Mexico money transfer activity and the expansion of the number of company-owned stores and agents. The increase in transfers from non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction decreased to $10.23 for the first quarter of 2013 from $10.51 for the first quarter of 2012. The decrease was primarily the result of a shift in transaction mix to U.S. locations, which earn lower revenues per transaction than non-U.S. locations. For the first quarter of 2013, 61% of our money transfers were initiated in the U.S. and 39% in non-U.S. markets compared to 58% initiated in the U.S. and 42% in non-U.S. markets for the same period of 2012.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiary, together with less significant costs, such as telecommunication costs and bank depository fees. The increase in direct operating costs in the first quarter of 2013 compared to the same period of 2012 was primarily due to the growth in money transfer transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $43.2 million for the first quarter of 2013 compared to $38.2 million for the first quarter of 2012. The increase in gross profit was primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions. Gross margin was 52.1% for the first quarter of 2013 compared to 53.5% for the first quarter a of 2012; this decrease was primarily due to a shift in transaction mix to U.S. locations, which earn lower revenues and gross profit per transaction than non-U.S. locations.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2013 compared to the same period of 2012 was due to the increased expenditures we incurred to support expansion of our operations both in the U.S and internationally. As a percentage of revenues, salaries and benefits decreased to 24.2% for the first quarter of 2013 from 25.4% for the first quarter of 2012. This decrease was primarily due to growth in transaction volumes discussed above, which did not require similar increases in support costs.

Selling, general, and administrative
Selling, general and administrative expenses increased for the first quarter of 2013 compared to the same period of 2012, primarily as the result of the increased expenditures we incurred to support expansion of our operations, both in the U.S. and internationally. As a percentage of revenues, selling, general and administrative expenses decreased to 14.9% for the first quarter of 2013 from 15.5% for the first quarter of 2012.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first quarter of 2013, depreciation and amortization increased slightly compared to the same period in 2012. As a percentage of revenues, depreciation and amortization decreased to 5.7% for the first quarter of 2013 from 6.6% for the first quarter of 2012, primarily due to growth in non-money transfer services discussed above, which did not require similar increases in support costs.
Operating income
Operating income increased by 41% for the first quarter of 2013 compared to the same period of 2012, primarily due to the growth in transactions processed discussed above. As a result, operating margin increased to 7.3% for the first quarter of 2013 from 6.0% for the first quarter of 2012. Operating income per transaction increased to $0.75 for the first quarter of 2013 from $0.63 for the first quarter of 2012, primarily due to growth in non-money transfer services discussed above, which did not require similar increases in support costs.

CORPORATE SERVICES
The following table presents the operating expenses for the three-month periods ended March 31, 2013 and 2012 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$4,903	$5,480	$(577)	(11)%
Selling, general and administrative	3,155	2,121	1,034	49%
Depreciation and amortization	92	88	4	5%
Total operating expenses	$8,150	$7,689	$461	6%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the first quarter of 2013 compared to the same period of 2012, mostly due to an increase in selling, general and administrative expenses. This increase was primarily the result of an increase in professional fees, including legal costs. The decrease in salaries and benefits expenses was primarily the result of lower share-based compensation expense. For the first quarter of 2013 compared to the same period of 2012, depreciation and amortization expense was relatively flat.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Interest income	$494	$1,310	$(816)	(62)%
Interest expense	(2,859)	(5,480)	2,621	(48)%
Income from unconsolidated affiliates	124	332	(208)	(63)%
Other gains, net	—	4,325	(4,325)	n/m
Foreign currency exchange (loss) gain, net	(1,701)	2,136	(3,837)	n/m
Other (expense) income, net	$(3,942)	$2,623	$(6,565)	n/m
n/m — Not meaningful.
Interest income
The decrease in interest income for the first quarter of 2013 compared to the same period of 2012 was primarily due to less interest earned in Australia and Brazil. The decrease in interest income in Australia is primarily due to less interest earned on overnight deposits, as a result of a decrease in revenue during the first quarter of 2013. The decrease in interest income in Brazil is primarily due to holding less cash held in interest earning accounts, as a result of increased working capital requirements.
Interest expense
The decrease in interest expense for the first quarter of 2013 compared to the same period of 2012 was primarily related to the Company's repurchase of $167.9 million of our convertible debentures in October 2012. This decrease was partly offset by an increase in amounts outstanding under the credit facility during the first quarter of 2013, primarily due to borrowings to fund a portion of the convertible debenture repurchase during the fourth quarter of 2012.
Income from unconsolidated affiliates
Income from unconsolidated affiliates primarily represents the equity in income of our 40% equity investment in epay Malaysia. The decrease in income from unconsolidated affiliates was due to decreased profitability at epay Malaysia during the first quarter of 2013 compared to the same period of 2012.
Other gains, net
In January 2012, our acquisition of the remaining 51% interest of Euronet Middle East W.L.L resulted in Euronet obtaining control of the entity, which was considered a business combination. Accordingly, we valued the assets and liabilities at fair value, which resulted in a $4.4 million gain on the 49% interest previously owned.
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
We recorded a net foreign currency exchange loss of $1.7 million in the first quarter of 2013 compared to a net foreign currency exchange gain of $2.1 million in same period of 2012. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against most of the currencies of the other countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Income before income taxes	$15,216	$18,465
Income tax expense	(3,156)	(5,367)
Net income	$12,060	$13,098

Effective income tax rate	20.7%	29.1%

Income before income taxes	$15,216	$18,465
Adjust: Foreign currency exchange (loss) gain, net	(1,701)	2,136
Adjust: Other gains, net	—	4,325
Income before income taxes, as adjusted	$16,917	$12,004

Income tax expense	$(3,156)	$(5,367)
Adjust: Income tax benefit attributable to foreign currency exchange (loss) gain, net	(279)	(83)
Income tax expense, as adjusted	$(2,877)	$(5,284)

Effective income tax rate, as adjusted	17.0%	44.0%
Our effective tax rates were 20.7% and 29.1% for the three-month periods ended March 31, 2013 and 2012, respectively. The effective tax rates were significantly influenced by the foreign currency exchange loss in the first quarter of 2013 and foreign currency exchange gain and other non-operating gains in the first quarter of 2012. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective tax rates were 17.0% and 44.0% for the three-month periods ended March 31, 2013 and 2012, respectively.
The Company's effective tax rate, as adjusted, for the first quarter of 2013 was lower than the applicable statutory rate of 35% primarily because of the Company's U.S. income tax positions and changes in the reserve for unrecognized tax benefits. The Company does not have a history of significant taxable income in the U.S., therefore, we have recorded a valuation allowance against the prior tax net operating losses. Accordingly, income tax expense associated with pre-tax book income from the Company's U.S. legal entities in the first quarter of 2013 have not been recognized due to our tax net operating loss positions.
The decrease in the effective tax rate, as adjusted, for the first quarter ended March 31, 2013 compared to the same period of 2012 was primarily because of the Company's U.S. income tax positions and changes in the reserve for unrecognized tax benefits. During the first quarter of 2013, the Company recorded a $2.2 million decrease in the reserve for uncertain tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense.
Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective tax rates are significantly different than would be expected.

NET INCOME OR LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Net income attributable to noncontrolling interests was $0.1 million for the first quarter of 2013 compared to a net loss of $0.1 million for the same period of 2012. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	80%	epay - Spain
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $12.0 million for the first quarter of 2013 compared to $13.2 million for the first quarter of 2012. As more fully discussed above, the decrease in net income of $1.2 million for the first quarter of 2013 as compared to the same period in 2012 was primarily the result of a $4.3 million decrease in non-operating gains, an increase in foreign currency exchange loss of $3.8 million and a decrease in interest income of $0.8 million. These decreases were partly offset by an increase in operating income of $3.3 million, a decrease in interest expense of $2.6 million and a decrease in income tax expense of $2.2 million. Other non-operating items decreased net income by $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2013 and December 31, 2012, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $70.4 million and $116.5 million, respectively. Our ratio of current assets to current liabilities at March 31, 2013 and December 31, 2012 were 1.11 and 1.17, respectively. The decrease in working capital was primarily due to funding the acquisition of Pure Commerce from cash on-hand and repayment of borrowings under the revolving credit facility during the first quarter of 2013.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of March 31, 2013, working capital in the Money Transfer Segment was $74.4 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $155.3 million at March 31, 2013, of which $107.3 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $19.9 million for the first quarter of 2013 compared to $22.8 million for the first quarter of 2012. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $37.6 million for the first quarter of 2013 compared to $13.6 million for the first quarter of 2012. During the first quarter of 2013, we used $30.8 million for acquisitions compared to $2.7 million for the first quarter of 2012. Purchases of property and equipment used $6.1 million and $9.5 million of cash for the first quarter of 2013 and 2012, respectively. Additionally, cash used for software development and other investing activities totaled $0.7 million for the first quarter of 2013 compared to $1.4 million for the first quarter of 2012.

Financing activity cash flow
Cash flows used in financing activities were $16.7 million during the first quarter of 2013 compared to cash provided of $3.2 million during the first quarter of 2012. Our financing activities for the first quarter of 2013 consisted primarily of net repayments of debt obligations of $10.2 million compared to $2.9 million for the first quarter of 2012. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first quarter of 2013 we had a total of $538.1 million in borrowings and $546.8 million in repayments under the revolving credit facility. During the first quarter of 2013, we used $7.9 million for the acquisition of subsidiary shares from a holder of noncontrolling interests. Additionally, for the three months ended March 31, 2013 and 2012, we paid $0.7 million and $0.8 million, respectively, for capital lease obligations. Further, we received $2.2 million and $0.7 million during the first quarter of 2013 and 2012, respectively, for the issuance of common shares in connection with our Stock Incentive Plan.
Expected future financing and investing cash requirements primarily depend on our acquisition activity and related financing needs.
Other sources of capital
Credit Facility — As of March 31, 2013, we have a $480 million Credit Facility consisting of a $390 million revolving credit facility, a $10 million India revolving credit facility and an $80 million term loan. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees.
The $390 million revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs. Subject to certain conditions, we have the option to increase the Credit Facility by up to an additional $80 million by requesting additional commitments from existing or new lenders.
Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Amended and Restated Credit Agreement governing the Credit Facility) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Amended and Restated Credit Agreement. The maturity date for the Credit Facility is August 18, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. Financing costs of $5.5 million are being amortized over the terms of the respective loans.
As of March 31, 2013, we had borrowings of $73.0 million outstanding under the term loan. We had $206.4 million of borrowings and $35.2 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2013. The remaining $158.4 million under the revolving credit facility was available for borrowing. As of March 31, 2013, our weighted average interest rate under the revolving credit facility and term loan was 2.2%, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at March 31, 2013 were primarily comprised of $7.0 million of payments due in the next twelve months under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of March 31, 2013.
As of March 31, 2013, the $3.6 million in principal amount of 3.50% Convertible Debentures Due 2025 is convertible into 88,587 thousand shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures are redeemable by the Company at par at any time; holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2015 or 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our Common Stock. As of March 31, 2013, the Company has the option to repurchase 2.0 million shares of our Common Stock or $41.1 million under this authorization. There were no repurchases of Common Stock under this authorization during the first quarter of 2013.

Payment obligations related to acquisitions — A portion of the net assets acquired in the acquisition of Pure Commerce includes a liability for additional purchase price consideration up to $30 million Australian dollars, payable in cash and Euronet Common Stock, based upon achieving certain performance conditions for the twelve month period ending in December 2013. As of March 31, 2013, the estimated fair value of the contingent consideration is $21.7 million.
Capital expenditures and needs — Total capital expenditures for the first quarter of 2013 were $6.9 million. These capital expenditures were primarily for the purchase of ATMs in Poland and India, as well as office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2013 are currently estimated to be approximately $35 million to $45 million.
In the epay Segment, approximately 129,000 of the approximately 680,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Our Australia and U.K. epay businesses have experienced revenue declines as a result of changes in the distribution strategies of certain mobile operators. Continued competitive pressures in these markets may negatively impact the epay Segment's profitability in the near term and it is possible that the goodwill or acquired intangible assets of these reporting units could become impaired. As of March 31, 2013, the carrying value of goodwill and acquired intangible assets for our Australia and U.K. epay reporting units were $14.2 million and $12.3 million, respectively.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2013, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2013. See also Note 10, Guarantees, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2013, there have been no material changes outside the ordinary course of the Company's business from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products; foreign currency exchange rate fluctuations; the effects of any potential future security breaches; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting the Company and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2013, our total debt outstanding was $291.1 million. Of this amount, $280.4 million, or 96% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $4.4 million.
The remaining $10.7 million, or 4% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate and obligations under capital leases. The $3.6 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of March 31, 2013, the fair value of our fixed rate convertible debentures was $3.5 million, compared to a carrying value of $3.6 million. Additionally, approximately $7.1 million relates to capitalized leases with fixed payment and interest terms that expire between 2013 and 2017.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the three-month period March 31, 2013, 75% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of March 31, 2013, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2013, we had foreign currency forward contracts outstanding with a notional value of $87.9 million, primarily in Australian dollars, euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of four days. The fair value of these forward contracts as of March 31, 2013 was an unrealized loss of $10 thousand, which was partly offset by the unrealized gains on the related foreign currency receivables.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to litigation arising in the ordinary course of its business.
The discussion regarding contingencies in Part I, Item 1 — Financial Statements, Note 12, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as may be updated in our subsequent filings with the SEC, before making an investment decision. Our operations are subject to a number of risk and uncertainties, including the risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended March 31, 2013, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 460 shares of its common stock for participant minimum income tax withholding in conjunction with the lapse of restrictions on stock awards, as requested by the participants. The following table sets forth information with respect to those shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	460	$23.60	—	1,993,601
(1) For shares repurchased for participant income tax withholding, the price paid per share is the closing price of the shares on the vesting date.
(2) The Company is authorized to repurchase up to $100 million or 5 million shares of its common stock through August 22, 2013. As of March 31, 2013, 2.0 million shares or $41.1 million of Common Stock remain available for repurchase under the repurchase program.

ITEM 6. EXHIBITS

a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

3.1
Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 22, 2009 (File No. 001-31648), and incorporated herein by reference)

3.2
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2013 (File No. 001-31648), and incorporated herein by reference)

3.3
Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 19, 2013 (File No. 001-31648), and incorporated herein by reference)

4.1
Rights Agreement, dated as of March 26, 2013, between Euronet Worldwide, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 29, 2013 (File No. 001-31648), and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (2)

32.2	Section 906 Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statements of Operations (unaudited) for the three-months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three-months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) for the three-months ended March 31, 2013 and 2012, and (v) Notes to the Unaudited Consolidated Financial Statements.

_________________________

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 2, 2013
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer