Form 10-Q
period 2013-06-30
EURONET WORLDWIDE INC
filed 2013-08-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, $0.02 par value, outstanding as of July 31, 2013 was 50,053,033 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,865	$201,435
Restricted cash	58,409	71,608
Inventory — PINs and other	83,676	101,168
Trade accounts receivable, net of allowances for doubtful accounts of $19,007 at June 30, 2013 and $21,512 at December 31, 2012	325,516	370,836
Prepaid expenses and other current assets	78,867	68,132
Total current assets	736,333	813,179
Property and equipment, net of accumulated depreciation of $218,797 at June 30, 2013 and $207,282 at December 31, 2012	107,334	115,475
Goodwill	494,934	481,760
Acquired intangible assets, net of accumulated amortization of $149,211 at June 30, 2013 and $140,829 at December 31, 2012	99,926	83,389
Other assets, net of accumulated amortization of $23,127 at June 30, 2013 and $24,247 at December 31, 2012	53,699	57,733
Total assets	$1,492,226	$1,551,536

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$380,730	$459,847
Accrued expenses and other current liabilities	203,543	183,406
Current portion of capital lease obligations	2,313	2,397
Short-term debt obligations and current maturities of long-term debt obligations	8,526	7,551
Income taxes payable	8,078	9,396
Deferred revenue	30,817	34,109
Total current liabilities	634,007	696,706
Debt obligations, net of current portion	280,727	286,703
Capital lease obligations, net of current portion	4,034	4,589
Deferred income taxes	20,975	22,031
Other long-term liabilities	14,767	14,967
Total liabilities	954,510	1,024,996
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 53,687,057 issued at June 30, 2013 and 52,976,558 issued at December 31, 2012	1,074	1,060
Additional paid-in-capital	793,859	782,506
Treasury stock, at cost, 3,680,354 shares at June 30, 2013 and 3,653,958 shares at December 31, 2012	(68,144)	(67,327)
Accumulated deficit	(153,898)	(184,015)
Restricted reserve	1,038	1,002
Accumulated other comprehensive loss	(39,135)	(10,850)
Total Euronet Worldwide, Inc. stockholders’ equity	534,794	522,376
Noncontrolling interests	2,922	4,164
Total equity	537,716	526,540
Total liabilities and equity	$1,492,226	$1,551,536
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$341,543	$302,377	$677,187	$599,999

Operating expenses:
Direct operating costs	214,295	192,589	433,382	386,587
Salaries and benefits	51,752	44,809	100,479	89,075
Selling, general and administrative	31,457	29,027	62,460	56,667
Depreciation and amortization	16,239	16,098	33,908	31,974
Total operating expenses	313,743	282,523	630,229	564,303
Operating income	27,800	19,854	46,958	35,696

Other income (expense):
Interest income	417	1,306	911	2,616
Interest expense	(2,575)	(5,579)	(5,434)	(11,059)
Income from unconsolidated affiliates	136	278	260	610
Other (expense) income, net	(412)	(154)	(412)	4,171
Foreign currency exchange gain (loss), net	1,460	(4,792)	(241)	(2,656)
Other expense, net	(974)	(8,941)	(4,916)	(6,318)

Income before income taxes	26,826	10,913	42,042	29,378

Income tax expense	(8,661)	(5,187)	(11,817)	(10,554)

Net income	18,165	5,726	30,225	18,824
Less: Net (income) loss attributable to noncontrolling interests	(54)	21	(108)	95
Net income attributable to Euronet Worldwide, Inc.	$18,111	$5,747	$30,117	$18,919

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.36	$0.11	$0.61	$0.37
Diluted	$0.35	$0.11	$0.59	$0.37

Weighted average shares outstanding:
Basic	49,889,640	50,765,005	49,697,176	50,643,949
Diluted	51,517,640	51,671,501	51,122,810	51,483,148
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,165	$5,726	$30,225	$18,824
Other comprehensive income (loss), net of tax:
Translation adjustment	(10,927)	(27,267)	(28,077)	(8,658)
Comprehensive income (loss)	7,238	(21,541)	2,148	10,166
Comprehensive (income) loss attributable to noncontrolling interests	(108)	331	(99)	213
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$7,130	$(21,210)	$2,049	$10,379
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Net income	$30,225	$18,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,908	31,974
Share-based compensation	6,152	6,625
Unrealized foreign exchange loss, net	241	2,656
Deferred income taxes	(427)	(2,550)
Income from unconsolidated affiliates	(260)	(610)
Accretion of convertible debentures discount and amortization of debt issuance costs	500	4,656
Gain on step acquisition	—	(4,388)
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(1,314)	(695)
Restricted cash	7,116	705
Inventory — PINs and other	13,471	21,001
Trade accounts receivable	34,175	60,915
Prepaid expenses and other current assets	(10,872)	(9,555)
Trade accounts payable	(66,475)	(29,606)
Deferred revenue	(2,856)	(1,191)
Accrued expenses and other current liabilities	7,599	(40,241)
Changes in noncurrent assets and liabilities	39	2,477
Net cash provided by operating activities	51,222	60,997
Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,847)	(5,854)
Purchases of property and equipment	(16,117)	(24,775)
Purchases of other long-term assets	(2,409)	(2,503)
Other, net	535	745
Net cash used in investing activities	(48,838)	(32,387)
Cash flows from financing activities:
Proceeds from issuance of shares	4,907	1,900
Borrowings from revolving credit agreements	1,009,853	179,658
Repayments of revolving credit agreements	(1,011,830)	(197,399)
Repayments of long-term debt obligations	(3,000)	(2,000)
Repayments of capital lease obligations	(1,383)	(1,378)
Purchase of subsidiary shares from noncontrolling interests	(7,878)	—
Other, net	(163)	(786)
Net cash used in financing activities	(9,494)	(20,005)
Effect of exchange rate changes on cash and cash equivalents	(4,460)	(1,278)
(Decrease) Increase in cash and cash equivalents	(11,570)	7,327
Cash and cash equivalents at beginning of period	201,435	177,327
Cash and cash equivalents at end of period	$189,865	$184,654

Supplemental disclosure of cash flow information:
Interest paid during the period	$4,017	$5,968
Income taxes paid during the period	16,992	14,311

Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$5,295	$—
Contingent consideration in connection with acquisition	21,725	—
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. and its subsidiaries (the “Company” or “Euronet”) is a leading global electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The Company's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products and global consumer money transfer services.
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the three- and six-month periods ended June 30, 2013 and 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2012, including the notes thereto, set forth in the Company’s 2012 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,889,640	50,765,005	49,697,176	50,643,949
Incremental shares from assumed conversion of stock options and restricted stock	1,628,000	906,496	1,425,634	839,199
Diluted weighted average shares outstanding	51,517,640	51,671,501	51,122,810	51,483,148
The table includes the impact of all stock options and restricted stock that are dilutive to Euronet’s weighted average common shares outstanding during the three- and six-month periods ended June 30, 2013 and 2012. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,034,000 and 1,078,000 for the three- and six-month periods ended June 30, 2013, respectively, and approximately 3,496,000 and 3,662,000 for the three- and six-month periods ended June 30, 2012, respectively.
The Company has convertible debentures that, if converted, would have a potentially dilutive effect on the Company’s stock. As required by Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. As of June 30, 2013, the Company’s debentures outstanding are convertible into 88,587 shares of common stock only upon the occurrence of certain conditions. Under the if-converted method, the assumed conversion of the debentures was anti-dilutive for the three- and six-month periods ended June 30, 2013 and 2012 and, accordingly, associated shares have been excluded from diluted weighted average shares outstanding.

Stockholder Rights Agreement
On March 26, 2013, the Company entered into a new Rights Agreement (the "Rights Agreement") with Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement became effective at the close of business on April 3, 2013, immediately following the expiration of the prior rights agreement. In connection with its approval of the Rights Agreement, the Board of Directors also declared a dividend of one "Right" for each outstanding share of Euronet's common stock, payable on April 3, 2013 to stockholders of record at the close of business on April 3, 2013. As long as the Rights are attached to the common shares, the Company will issue one Right (subject to adjustment) with each new common share that is issued so that all such shares will have attached Rights. When exercisable, each Right will initially entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $125 per one one-hundredth of a share, subject to adjustment. Upon occurrence of a trigger event under the Rights Agreement, each holder of a Right (excluding certain holders) thereafter would have the right to receive upon exercise a number of common shares having a market value of two times the then current price of the Right.
The Rights are not exercisable until the earlier of (i) ten business days following a public announcement that (or a majority of the Board of Directors of the Company becoming aware that) a person or group of affiliated or associated persons or any person acting in concert therewith, has acquired, or obtained the right to acquire beneficial ownership of 20% or more of the Company's common shares (as defined in the Rights Agreement); or (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in any person becoming an acquiring person (as defined in the Rights Agreement), unless the Board of Directors sets a later date in either event.

The Rights Agreement is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Agreement could significantly dilute the interests in the Company of an acquiring person. The Rights may therefore have the effect of delaying, deterring or preventing a change in control of the Company. The Rights have a de minimus fair value and expire on April 3, 2016.

Accumulated other comprehensive loss
As of June 30, 2013, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company's reporting currency is the U.S. dollar. The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) as a separate component of consolidated stockholders' equity. The Company recorded a foreign currency translation loss of $10.9 million and $28.1 million for the three- and six-month periods ended June 30, 2013, respectively, and $27.3 million and $8.7 million for the three- and six-month periods ended June 30, 2012. For the three- and six-month periods ended June 30, 2013 and 2012, the Company recorded no reclassifications of foreign currency translation into the consolidated statements of operations.

(4) ACQUISITIONS

On January 4, 2013, the Company acquired all of the common stock of an Australian company, Pure Commerce Pty Limited. (“Pure Commerce”), which offers industry leading currency conversion and multi-currency acquiring products to global, local and online merchant acquirers, banks and retailers. The purchase price consisted of cash of approximately $31.3 million, subject to customary purchase price adjustments, and $5.3 million of the Company's common stock. With respect to the stock portion of the purchase price and pursuant to the acquisition agreement, the Company issued at closing 224,425 shares of common stock to the shareholders of Pure Commerce. The common stock will be held in escrow through September 2014 to secure certain obligations of the sellers. Further, Euronet has agreed pursuant to an earnout provision to pay additional purchase consideration of up to 30 million Australian dollars, with half due in cash and the remaining half payable in Euronet common stock in March 2014, if certain earnout performance targets are met during an earnout period ending December 31, 2013. As of the acquisition date, the fair value of the earnout provision was $21.7 million. For the first half of 2013, the Company recorded a $2.8 million foreign currency exchange gain related to this contingent liability as a result of fluctuations in the value of the Australian dollar against the U.S. dollar. As of June 30, 2013, the fair value of the earnout provision was $18.9 million. The valuation of Pure Commerce's net assets acquired remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The net assets of Pure Commerce and its results from operations are included in the EFT Processing Segment's results.

The following table summarizes the preliminary fair values of the acquired net assets at the acquisition date:

(dollar amounts in thousands)	Estimated Life
Current assets		$5,665
Property and equipment	2-8 years	390
Non-compete agreements	4 years	776
Trade names	10 years	2,519
Proprietary software	5 years	6,297
Customer relationships	8 years	24,496
Goodwill	Indefinite	24,503
Other non-current assets		401
Fair value of assets acquired		65,047
Current liabilities		(4,759)
Non-current liabilities		(2,028)
Net assets acquired		$58,260

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six-month period ended June 30, 2013 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2012	$83,389	$481,760	$565,149
Increases (decreases):
Acquisition	34,088	24,503	58,591
Amortization	(11,854)	—	(11,854)
Other (primarily changes in foreign currency exchange rates)	(5,697)	(11,329)	(17,026)
Balance as of June 30, 2013	$99,926	$494,934	$594,860
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2013, is expected to total $10.5 million for the remainder of 2013, $19.2 million for 2014, $14.0 million for 2015, $12.4 million for 2016, $10.7 million for 2017 and $7.3 million for 2018.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the six-month period ended June 30, 2013 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loan	Total
Balance at December 31, 2012	$215,117	$1,051	$6,986	$3,586	$74,500	$301,240
Increases (decreases):
Net repayments	(1,521)	—	(674)	—	(3,000)	(5,195)
Capital lease interest	—	—	255	—	—	255
Foreign currency exchange gain	(455)	(25)	(220)	—	—	(700)
Balance at June 30, 2013	213,141	1,026	6,347	3,586	71,500	295,600
Less — current maturities	—	(1,026)	(2,313)	—	(7,500)	(10,839)
Long-term obligations at June 30, 2013	$213,141	$—	$4,034	$3,586	$64,000	$284,761
The convertible debentures had a principal amount outstanding of $3.6 million as of June 30, 2013 and December 31, 2012. Interest expense, including contractual interest and discount accretion, which was fully amortized through October 15, 2012, was $31 thousand and $63 thousand for the three- and six-month periods ended June 30, 2013, respectively, and $3.5 million and $6.9 million for the three- and six-month periods ended June 30, 2012, respectively. The effective interest rate was 3.5% for the three- and six-month periods ended June 30, 2013 and 8.4% for the three- and six-month periods ended June 30, 2012.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of June 30, 2013, the Company had foreign currency forward contracts outstanding with a notional value of $123.9 million, primarily in Australian dollars, euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of three days. Although the Company enters into foreign currency contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, on occasion, short-term loans payable in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically one to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts. The Company's derivative contracts are executed with counterparties governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.
The required tabular disclosures for derivative instruments are as follows:

		Gross Amount of Recognized Assets		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Assets Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Foreign currency derivative contracts	Other Current Assets	$326	$177	$(83)	$(142)	$243	$35

		Gross Amount of Recognized Liabilities		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Foreign currency derivative contracts	Other Current Assets	(83)	(142)	83	142	—	—

		Amount of (Loss) Gain Recognized in Income on Derivative Contracts
	Location of (Loss) Gain Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2013	2012	2013	2012
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(887)	$1,295	(194)	709
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

(8) FAIR VALUE MEASUREMENTS
Fair value measurements used in the consolidated financial statements are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivative contracts	Other current assets	$—	$243	$—	$243
Liabilities
Contingent consideration liability	Accrued expenses	$—	$—	$18,902	$18,902

		As of December 31, 2012
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivative contracts	Other current assets	$—	$35	$—	$35

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2016 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate ("LIBOR") that resets at various intervals of less than one year. The Company estimates the fair value of the convertible debentures, fixed rate debt, using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2013 and December 31, 2013, the fair value and carrying amount of the convertible debentures were $3.6 million.
Contingent Consideration
The contingent consideration liability relating to the Pure Commerce acquisition is recorded at fair value using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration payable are forecasted financial results, including estimates of future revenues, gross profit, and cash flows (Level 3). Contingent consideration is recorded in Accrued expenses and other liabilities in the consolidated balance sheets. During the three-month period ended June 30, 2013, the Company recorded a $2.8 million foreign currency exchange gain related to this contingent liability as a result of fluctuations in the Australian dollar against the U.S. dollar. Gains or losses resulting from fluctuations in foreign currency exchange rates are recorded in Foreign currency exchange gains (losses), net in the consolidated statement of operations.

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

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services to the three segments in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.The following tables present the segment results of the Company’s operations for the three- and six-month periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$72,221	$176,663	$93,357	$(698)	$341,543
Operating expenses:
Direct operating costs	34,615	135,402	44,961	(683)	214,295
Salaries and benefits	9,569	14,387	21,397	6,399	51,752
Selling, general and administrative	5,433	10,335	13,753	1,936	31,457
Depreciation and amortization	7,653	4,030	4,463	93	16,239
Total operating expenses	57,270	164,154	84,574	7,745	313,743
Operating income (expense)	$14,951	$12,509	$8,783	$(8,443)	$27,800

	For the Three Months Ended June 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$58,309	$166,671	$77,483	$(86)	$302,377
Operating expenses:
Direct operating costs	28,231	127,993	36,438	(73)	192,589
Salaries and benefits	8,408	12,428	18,442	5,531	44,809
Selling, general and administrative	5,023	11,220	11,291	1,493	29,027
Depreciation and amortization	6,306	5,040	4,638	114	16,098
Total operating expenses	47,968	156,681	70,809	7,065	282,523
Operating income (expense)	$10,341	$9,990	$6,674	$(7,151)	$19,854

	For the Six Months Ended June 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$135,555	$366,238	$176,260	$(866)	$677,187
Operating expenses:
Direct operating costs	67,527	282,059	84,633	(837)	433,382
Salaries and benefits	19,214	28,482	41,481	11,302	100,479
Selling, general and administrative	11,281	20,002	26,100	5,077	62,460
Depreciation and amortization	15,969	8,533	9,221	185	33,908
Total operating expenses	113,991	339,076	161,435	15,727	630,229
Operating income (expense)	$21,564	$27,162	$14,825	$(16,593)	$46,958

	For the Six Months Ended June 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$108,226	$343,014	$148,918	$(159)	$599,999
Operating expenses:
Direct operating costs	53,890	263,186	69,643	(132)	386,587
Salaries and benefits	15,755	25,692	36,617	11,011	89,075
Selling, general and administrative	9,933	20,806	22,328	3,600	56,667
Depreciation and amortization	12,275	10,139	9,358	202	31,974
Total operating expenses	91,853	319,823	137,946	14,681	564,303
Operating income (expense)	$16,373	$23,191	$10,972	$(14,840)	$35,696

(10) COMMITMENTS
As of June 30, 2013, the Company had $92.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $42.2 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $4.8 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2013, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.0 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $35.9 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2013, the balance of ATM network cash for which the Company was responsible was approximately $360 million. The Company maintains insurance policies to mitigate this exposure;

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for losses suffered by its customers and other parties as a result of the breach of its computer systems, including in particular, losses arising from fraudulent transactions made using information stolen through its processing systems. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2013 or December 31, 2012.

(11) INCOME TAXES
The Company's effective income tax rates were 32.3% and 47.5% for the three-month periods ended June 30, 2013 and 2012, respectively, and 28.1% and 35.9% for the six-month periods ended June 30, 2013 and 2012, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gain in the second quarter of 2013 and the foreign currency exchange loss in the second quarter and first half of 2012. Other non-operating income significantly increased the effective tax rate for the six-month period ending June 30, 2012. Excluding foreign currency exchange gains (losses) and other non-operating income (expense) from pre-tax income, as well as the related tax effects for these items, the Company's effective tax rates were 33.8% and 33.6% for the three-month periods ended June 30, 2013 and 2012, respectively, and 27.1% and 38.1% for the six-month periods ended June 30, 2013 and 2012.
The Company's effective tax rate, as adjusted, for the second quarter 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company's effective tax rate, as adjusted, for the first half of 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions and changes in the reserve for uncertain tax benefits. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against the prior tax net operating losses. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income.
During the first half of 2013, the Company recorded a $2.2 million decrease in the reserve for uncertain tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense. In connection with the acquisition of Pure Commerce in January 2013, the Company recorded a $2.0 million reserve for uncertain tax benefits in the opening balance sheet. There were no other material changes in the reserve for uncertain tax benefits during the first half of 2013.

(12) LITIGATION AND CONTINGENCIES

Contingencies
Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.
Certain claims arising from such breach were asserted against the Company, and it is possible that additional claims may be asserted in the future. However, the Company maintains insurance to cover the financial exposure for response costs, losses by the card issuer and fines or penalties from incidents of this nature. To date, the aggregate amount of expenses incurred and losses asserted against the Company for which the Company ultimately bore liability have been within the limits of our insurance and the only cost to the Company has been its retention amount under its insurance. The Company does not currently expect the net financial impact of expenses or losses from the breach after insurance recovery, if any, to be material to the consolidated results of operations or financial condition of the Company.
Expenses related to the breach through December 31, 2012 were $0.5 million, net of $1.9 million in amounts recovered from the Company's insurance carrier. For the first half of 2012, the Company incurred $0.5 million in expenses related to the breach, net of insurance recoveries of $1.7 million. No additional related expenses were incurred during the first half of 2013.

Litigation
During 2012, the Company was served with a class action lawsuit filed by a former employee alleging wage and hour violations relating to meal and rest period requirements. The Company has reached an agreement in principle to settle this lawsuit for an immaterial amount and, together with the plaintiffs in the case, is following court procedures to finalize the settlement. The Company expects such procedures to take approximately three to six months to complete.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. and its subsidiaries (“Euronet,” the “Company,” “we,” "our" or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products and global consumer money transfer services. As of June 30, 2013, we operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 17,242 ATMs and approximately 67,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 689,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe and gift card distribution and processing services in Brazil and Asia Pacific.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents and Company-owned stores (primarily in North America and Europe), disbursing money transfers through a worldwide correspondent network that includes approximately 204,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 21% and 20% of our total consolidated revenues for the second quarter and first half of 2013, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 52% and 54% of our total consolidated revenues for the second quarter and first half of 2013, respectively, are derived from (i) commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime and, (ii) commissions earned from the distribution of other electronic payment products, gift cards, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 27% and 26% of our total consolidated revenues for the second quarter and first half of 2013, respectively, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents and Company-owned stores, primarily in North America and Europe, and a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are currently focused on six primary areas:

•	signing new outsourced ATM and POS terminal management contracts;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	expanding value added services in our EFT Processing Segment, including the sale of dynamic currency conversion services to banks and retailers;

•	expanding our epay processing network and portfolio of electronic payment products;

•	expanding our money transfer and bill payment network; and

•	developing our credit and debit card outsourcing business.
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

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and six-month periods ended June 30, 2013 and 2012 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase Percent	2013	2012	Increase (Decrease)Amount	Increase Percent
EFT Processing	$72,221	$58,309	$13,912	24%	$135,555	$108,226	$27,329	25%
epay	176,663	166,671	9,992	6%	366,238	343,014	23,224	7%
Money Transfer	93,357	77,483	15,874	20%	176,260	148,918	27,342	18%
Total	342,241	302,463	39,778	13%	678,053	600,158	77,895	13%
Eliminations	(698)	(86)	(612)	n/m	(866)	(159)	(707)	n/m
Total	$341,543	$302,377	$39,166	13%	$677,187	$599,999	$77,188	13%
______________________
n/m — Not meaningful

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase Percent	2013	2012	Increase (Decrease)Amount	Increase Percent
EFT Processing	$14,951	$10,341	$4,610	45%	$21,564	$16,373	$5,191	32%
epay	12,509	9,990	2,519	25%	27,162	23,191	3,971	17%
Money Transfer	8,783	6,674	2,109	32%	14,825	10,972	3,853	35%
Total	36,243	27,005	9,238	34%	63,551	50,536	13,015	26%
Corporate services, eliminations and other	(8,443)	(7,151)	(1,292)	18%	(16,593)	(14,840)	(1,753)	12%
Total	$27,800	$19,854	$7,946	40%	$46,958	$35,696	$11,262	32%

Impact of changes in foreign currency exchange rates
Compared to most of the currencies of the foreign countries in which we operate, the U.S. dollar was stronger than some and weaker than others during the second quarter and first half of 2013 than it was during the comparable 2012 periods. Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the second quarter and first half of 2013 reflected the impact of changes in currency values relative to the U.S. dollar. Considering the results by country and the associated functional currency, our consolidated operating income was not significantly influenced by the changes in foreign currency exchange rates when compared to the second quarter and first half of 2012. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in currency values relative to the U.S. dollar from the second quarter and first half of 2012 to the same periods of 2013 for the countries and regions in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
	Three Months Ended June 30,			Six Months Ended June 30,
Currency (dollars per foreign currency)	2013	2012	Increase (Decrease)Percent	2013	2012	Increase (Decrease)Percent
Australian dollar	$0.9897	$1.0100	(2)%	$1.0141	$1.0327	(2)%
Brazilian real	$0.4837	$0.5110	(5)%	$0.4923	$0.5388	(9)%
British pound	$1.5360	$1.5826	(3)%	$1.5437	$1.5772	(2)%
euro	$1.3061	$1.2837	2%	$1.3133	$1.2977	1%
Hungarian forint	$0.0044	$0.0044	—%	$0.0044	$0.0044	—%
Indian rupee	$0.0179	$0.0185	(3)%	$0.0182	$0.0192	(5)%
Polish zloty	$0.3113	$0.3021	3%	$0.3148	$0.3064	3%
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2013 and 2012 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase Amount	Increase Percent	2013	2012	Increase Amount	Increase Percent
Total revenues	$72,221	$58,309	$13,912	24%	$135,555	$108,226	$27,329	25%
Operating expenses:
Direct operating costs	34,615	28,231	6,384	23%	67,527	53,890	13,637	25%
Salaries and benefits	9,569	8,408	1,161	14%	19,214	15,755	3,459	22%
Selling, general and administrative	5,433	5,023	410	8%	11,281	9,933	1,348	14%
Depreciation and amortization	7,653	6,306	1,347	21%	15,969	12,275	3,694	30%
Total operating expenses	57,270	47,968	9,302	19%	113,991	91,853	22,138	24%
Operating income	$14,951	$10,341	$4,610	45%	$21,564	$16,373	$5,191	32%
Transactions processed (millions)	296	291	5	2%	570	557	13	2%
ATMs as of June 30,	17,242	17,048	194	1%	17,242	17,048	194	1%
Average ATMs	17,694	16,756	938	6%	17,709	15,972	1,737	11%

Revenues
Our revenues for the second quarter and first half of 2013 increased when compared to the same periods of 2012, primarily due to an increase in the number of ATMs under management, an increase in transaction volume on brown label ATMs in India and growth in revenues earned from dynamic currency conversion ("DCC") and value added services, including DCC revenues earned on POS devices from our acquisition of Pure Commerce Pty Limited ("Pure Commerce") in January 2013.
Average monthly revenues per ATM were $1,361 for the second quarter and $1,276 for the first half of 2013 compared to $1,160 for the second quarter and $1,129 for the first half of 2012. Revenues per transaction were $0.24 for both the second quarter and first half of 2013 compared to $0.20 for the second quarter and $0.19 for the first half of 2012. These increases were primarily the result of revenue growth from DCC and value added services, both of which earn higher revenues per transaction than other ATM services, as well as an overall shift in the percentage of transactions processed to geographic markets where we earn higher revenues per transaction, particularly in Europe.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants and card processors involved with POS DCC transactions. Direct operating costs increased in the second quarter and first half of 2013 compared to the same periods of 2012, primarily due to the increase in the number of ATMs under management, the increase in transaction volume on brown label ATMs in India and the acquisition of Pure Commerce.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $37.6 million for the second quarter and $68.0 million for the first half of 2013 compared to $30.1 million for the second quarter and $54.3 million for the first half of 2012. Gross profit as a percentage of revenues (“gross margin”) was 52.1% for the second quarter and 50.2% for the first half of 2013 compared to 51.6% for the second quarter and 50.2% for the first half of 2012. The second quarter increase was primarily due to growth in revenues from DCC and value added services, including DCC earned on POS devices from our acquisition of Pure Commerce, both of which earn a higher gross profit than other services, the increase in ATMs under management and the increase in transaction volume on brown label ATMs in India.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to adding employees to support the growth in ATMs under management and the increase in transaction volume on brown label ATMs in India, along with the impact of our acquisition of Pure Commerce. Also contributing to the the increase for the first half of 2013 compared to the same period of 2012 was an increase in bonus expense due to improved results. As a percentage of revenues, these costs decreased to 13.2% for the second quarter and 14.2% for the first half of 2013 from 14.4% for the second quarter and 14.6% for the first half of 2012. This decrease was primarily due to the growth in revenues earned from DCC and value added services on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to the impact of our acquisition of Pure Commerce and increased costs to support the growth in ATMs under management. As a percentage of revenues, these expenses decreased to 7.5% for the second quarter and 8.3% for the first half of 2013 from 8.6% for the second quarter and 9.2% for the first half of 2012, primarily due to the growth in revenues earned from DCC and value added services on our ATMs under management, which require minimal incremental support costs.
Depreciation and amortization
Depreciation and amortization expense increased for the second quarter and first half of 2013 compared to the same periods of 2012, primarily due to the amortization of intangible assets related to the acquisition of Pure Commerce and the increase in ATMs under management. As a percentage of revenues, depreciation and amortization expense decreased slightly to 10.6% for the second quarter of 2013 from 10.8% for the same period of 2012, mainly due to the growth in revenues from DCC and value added services on our ATMs under management. For the first half of 2013, as a percentage of revenues, depreciation and amortization expense increased to 11.8% from 11.3% for the first half of 2012. This increase was primarily due to the impact of our acquisition of Pure Commerce.

Operating income
Operating income increased for the second quarter and first half of 2013 compared to the same periods of 2012, primarily due to an increase in the number of ATMs under management and growth in revenues earned from DCC and value added services, and the increase in transaction volume on brown label ATMs in India. These increases were partly offset by the amortization of intangible assets related to the acquisition of Pure Commerce. Operating income per transaction was $0.05 for the second quarter and $0.04 for the first half of 2013 compared to $0.04 for the second quarter and $0.03 for the first half of 2012. Operating income as a percentage of revenues (“operating margin”) increased to 20.7% for the second quarter and 15.9% for the first half of 2013 from 17.7% for the second quarter and 15.1% for the first half of 2012. Theses increases were primarily due to the increase in revenues earned from DCC and value added services on our ATMs under management, partly offset by the increases in amortization expense discussed above.

EPAY SEGMENT
The following table presents the results of operations for the three- and six-month periods ended June 30, 2013 and 2012 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$176,663	$166,671	$9,992	6%	$366,238	$343,014	$23,224	7%
Operating expenses:
Direct operating costs	135,402	127,993	7,409	6%	282,059	263,186	18,873	7%
Salaries and benefits	14,387	12,428	1,959	16%	28,482	25,692	2,790	11%
Selling, general and administrative	10,335	11,220	(885)	(8)%	20,002	20,806	(804)	(4)%
Depreciation and amortization	4,030	5,040	(1,010)	(20)%	8,533	10,139	(1,606)	(16)%
Total operating expenses	164,154	156,681	7,473	5%	339,076	319,823	19,253	6%
Operating income	$12,509	$9,990	$2,519	25%	$27,162	$23,191	$3,971	17%
Transactions processed (millions)	282	272	10	4%	560	538	22	4%
Revenues
The increase in revenues for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to an increase in the number of prepaid mobile transactions processed in the U.S., increased demand for non-mobile products in Germany, an increase in voucher redemptions and physical gift fulfillments at our cadooz subsidiary, and the impact of our acquisition of ezi-pay Limited ("ezi-pay") in November 2012. These increases were partly offset by revenue declines in Australia and the U.K. as a result of certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels and competitive pressures.
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
Revenues per transaction were $0.63 for the second quarter and $0.65 for the first half of 2013 compared to $0.61 for the second quarter and $0.64 for the first half of 2012. The increase in revenues per transaction were mainly due to the impact of increased transaction volume at our cadooz subsidiary, where revenues are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value. This increase was partly offset by a shift in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average.

Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to the growth in transactions processed in the U.S. and Germany, increased voucher redemptions and physical gifts fulfilled at our cadooz subsidiary and the impact of our acquisition of ezi-pay. The increase for the second quarter of 2013 compared to the same period of 2012 was also due to increased commissions costs in Brazil. These increases were partly offset by the decrease in the number of transactions processed in Australia and the U.K.
Gross profit
Gross profit, which represents revenues less direct costs, was $41.3 million for the second quarter and $84.2 million for the first half of 2013 compared to $38.7 million for the second quarter and $79.8 million for the first half of 2012. The increase in gross profit was primarily due to the increase in transactions processed in Germany, mainly from increased demand for non-mobile products, the U.S. and at our cadooz subsidiary, along with the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in transactions processed in Australia and the U.K. and an increase in commissions costs in Brazil. Gross profit per transaction increased slightly to $0.15 for the second quarter of 2013 from $0.14 for the second quarter of 2012, primarily due to the growth in revenues at our cadooz subsidiary. Gross profit per transaction was unchanged at $0.15 for the first half of 2013 and 2012.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to an increase in staff in Germany, in the U.S. and at our cadooz subsidiary to support the increases in transactions processed discussed above and the impact of our acquisition of ezi-pay. These increases were partly offset by decreases in salaries and benefits in Brazil in response to decreases in revenues. As a percentage of revenues, salaries and benefits increased to 8.1% for the second quarter and 7.8% for the first half of 2013 from and 7.5% for both the second quarter and first half of 2012.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to a decrease in bad debt expense in the second quarter of 2013, partly offset by the impact of our acquisition of ezi-pay. As a percentage of revenues, selling, general and administrative expenses decreased to 5.9% for the second quarter and 5.5% for the first half of 2013 from 6.7% for the second quarter and 6.1% for the first half of 2012, primarily due the decrease in bad debt expense and the increase in revenues in the U.S., in Germany, and at our cadooz subsidiary, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for the second quarter and first half of 2013 compared to the same periods of 2012. As a percentage of revenues, these expenses decreased to 2.3% for both the second quarter and first half of 2013 from 3.0% for the second quarter and first half of 2012. These decreases were the result of certain acquired intangible assets becoming fully amortized during 2012 and first quarter of 2013, partly offset by the impact of our acquisition of ezi-pay discussed above.
Operating income
Operating income increased by $2.5 million for the second quarter and $4.0 million for the first half of 2013 compared to the same periods of 2012, primarily due to the growth in transactions processed in Germany, in the U.S., and at our cadooz subsidiary, along with the operating income from ezi-pay and the impact of certain acquired intangible assets becoming fully amortized during 2012 and the first quarter of 2013. These increases were partly offset by declines in revenues and transactions processed in Australia and the U.K. and increased commission costs in Brazil. Operating margin was 7.1% for the second quarter and 7.4% for the first half of 2013 compared to 6.0% for the second quarter and 6.8% for the first half of 2012. These increases were primarily due to the increase in revenues per transaction discussed above, along with the decrease in amortization expense. Operating income per transaction remained unchanged at $0.04 for both the second quarter of 2013 and 2012, while it increased to $0.05 for the first half of 2013 from $0.04 for the first half of 2012.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and six-month periods ended June 30, 2013 and 2012 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$93,357	$77,483	$15,874	20%	$176,260	$148,918	$27,342	18%
Operating expenses:
Direct operating costs	44,961	36,438	8,523	23%	84,633	69,643	14,990	22%
Salaries and benefits	21,397	18,442	2,955	16%	41,481	36,617	4,864	13%
Selling, general and administrative	13,753	11,291	2,462	22%	26,100	22,328	3,772	17%
Depreciation and amortization	4,463	4,638	(175)	(4)%	9,221	9,358	(137)	(1)%
Total operating expenses	84,574	70,809	13,765	19%	161,435	137,946	23,489	17%
Operating income	$8,783	$6,674	$2,109	32%	$14,825	$10,972	$3,853	35%
Transactions processed (millions)	8.9	7.4	1.5	20%	17.0	14.2	2.8	20%
Revenues
The increase in revenues for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to an increase in the number of transactions processed and growth in other products such as mobile top-up, check cashing, bill payment and money order transactions. The increase in transactions processed was driven by a 22% and 20% increase in money transfers, including a 26% and 25% increase in transfers from the U.S. and a 15% and 13% increase in transfers from non-U.S. markets in the second quarter and first half of 2013 compared to the same periods of 2012, respectively. The increase in the number of money transfers processed from both the U.S. and non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased slightly to $10.49 for the second quarter of 2013 from $10.47 for the second quarter of 2012. The increase is primarily due to the growth rate of money transfer transactions exceeding the growth rate of non-money transfer services, which earn higher revenues per transaction than non-money transfer services. This increase was partly offset by a shift in the percentage of transactions processed to U.S. locations, which earn lower revenues per transaction than non-U.S. locations. For both the second quarter and first half of 2013, 61% of our money transfers were initiated in the U.S. and 39% in non-U.S. markets compared to 59% initiated in the U.S. and 41% in non-U.S. markets for both the second quarter and first half of 2012. Revenues per transaction decreased to $10.37 for the first half of 2013 from $10.49 for the first half of 2012, primarily due to the shift in the percentage of transactions processed to U.S. locations discussed above.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiary, together with less significant costs, such as bank depository fees. The increase in direct operating costs in the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to the growth in money transfer transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $48.4 million for the second quarter and $91.6 million for the first half of 2013 compared to $41.0 million for the second quarter and $79.3 million for the first half of 2012. These increases in gross profit were primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions. Gross margin was 52% for both the second quarter and first half of 2013 compared to 53% in the same periods of 2012. The decrease was primarily due to a shift in the percentage of transactions processed to U.S. locations, which earn lower revenues and gross profit per transaction than non-U.S. locations.

Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due an increase in headcount to support the expansion of our operations both in the U.S and internationally and increased bonus expense related to improved results. As a percentage of revenues, salaries and benefits decreased to 22.9% for the second quarter and 23.5% for the first half of 2013 from 23.8% for the second quarter and 24.6% for the first half of 2012. These decreases were primarily due to the growth in the number of money transfers processed discussed above, which did not require similar increases in support costs.
Selling, general, and administrative
Selling, general and administrative expenses increased for the second quarter and first half of 2013 compared to the same periods of 2012, primarily due to increased expenditures we incurred to support expansion of our operations and products, both in the U.S. and internationally, and the impact of increased legal expense. As a percentage of revenues, selling, general and administrative expenses increased slightly to 14.7% for the second quarter of 2013 from 14.6% for the second quarter of 2012. For the first half of 2013, as a percentage of revenues, selling, general and administrative expenses decreased slightly to 14.8% from 15.0% for the first half of 2012.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the second quarter and first half of 2013, depreciation and amortization decreased slightly compared to the same periods of 2012. As a percentage of revenues, depreciation and amortization decreased to 4.8% for the second quarter and 5.2% for the first half of 2013 from 6.0% for the second quarter and 6.3% for the first half of 2012. These decreases were primarily due to certain acquired intangibles that became fully amortized in the first quarter of 2013 and the growth in the number of money transfers processed discussed above, which did not require similar increases in support costs.
Operating income
Operating income increased by 32% for the second quarter and 35% for the first half of 2013 compared to the same periods of 2012, primarily due to the growth in transactions processed discussed above. As a result, operating margin increased to 9.4% for the second quarter and 8.4% for the first half of 2013 from 8.6% for the second quarter and 7.4% for the first half of 2012. Operating income per transaction increased to $0.99 for the second quarter and $0.87 for the first half of 2013 from $0.90 for the second quarter and $0.77 for the first half of 2012, primarily due to growth in the number of money transfers processed discussed above, which did not require similar increases in support costs.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and six-month periods ended June 30, 2013 and 2012 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease) Amount	Increase (Decrease) Percent	2013	2012	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,399	$5,531	$868	16%	$11,302	$11,011	$291	3%
Selling, general and administrative	1,951	1,506	445	30%	5,106	3,627	1,479	41%
Depreciation and amortization	93	114	(21)	(18)%	185	202	(17)	(8)%
Total operating expenses	$8,443	$7,151	$1,292	18%	$16,593	$14,840	$1,753	12%

Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the second quarter and first half of 2013 compared to the same periods of 2012 due to an increase in salaries and benefits and selling, general and administrative expenses. The increase in salaries and benefits for the second quarter of 2013 compared to the same period of 2012 was due to an increase in share-based compensation expense. The increase in salaries and benefits for the first half of 2013 compared to the same period of 2012 was due to an increase in bonus expense, related to improved results, partly offset by a decrease in share-based compensation expense during the first quarter of 2013. The increases in selling, general and administrative expenses for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to an increase in professional fees. For the second quarter and first half of 2013 compared to the same periods of 2012, depreciation and amortization expense decreased slightly.
OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease) Amount	Increase (Decrease) Percent	2013	2012	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$417	$1,306	$(889)	(68)%	$911	$2,616	$(1,705)	(65)%
Interest expense	(2,575)	(5,579)	3,004	(54)%	(5,434)	(11,059)	5,625	(51)%
Income from unconsolidated affiliates	136	278	(142)	(51)%	260	610	(350)	(57)%
Other (expense) income, net	(412)	(154)	(258)	n/m	(412)	4,171	(4,583)	n/m
Foreign currency exchange gain (loss), net	1,460	(4,792)	6,252	n/m	(241)	(2,656)	2,415	n/m
Other expense, net	$(974)	$(8,941)	$7,967	n/m	$(4,916)	$(6,318)	$1,402	n/m
n/m — Not meaningful.
Interest income
The decrease in interest income for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily due to less interest earned in Australia, Brazil, and India. The decrease in interest income in Australia was primarily due to less interest earned on overnight deposits, as a result of a decrease in revenue during the second quarter and first half of 2013. The decrease in interest income in Brazil and India was primarily due to holding less cash in interest earning accounts, as a result of increased working capital requirements.
Interest expense
The decrease in interest expense for the second quarter and first half of 2013 compared to the same periods of 2012 was primarily related to the Company's repurchase of $167.9 million of our convertible debentures in October 2012. This decrease was partly offset by an increase in amounts outstanding under the credit facility during the first half of 2013, primarily due to borrowings to fund a portion of the convertible debenture repurchase during the fourth quarter of 2012.
Income from unconsolidated affiliates
Income from unconsolidated affiliates primarily represents the equity in income of our 40% equity investment in epay Malaysia. The decrease in income from unconsolidated affiliates was due to decreased profitability at epay Malaysia during the second quarter and first half of 2013 compared to the same periods of 2012.
Other gains, net
In January 2012, our acquisition of the remaining 51% interest of Euronet Middle East W.L.L. resulted in Euronet obtaining control of the entity, which was considered a business combination. Accordingly, we valued the assets and liabilities at fair value, which resulted in a $4.4 million gain on the 49% interest previously owned. In the second quarter of 2013, we recorded a $0.4 million impairment charge to an investment in an unconsolidated subsidiary.

Foreign currency exchange gain (loss), net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans, which are not long-term in nature, that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded a net foreign currency exchange gain of $1.5 million in the second quarter and a net foreign currency exchange loss of $0.2 million in the first half of 2013 compared to a net foreign currency exchange loss of $4.8 million in the second quarter and $2.7 million in the first half of 2012. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate during the respective periods.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Income before income taxes	$26,826	$10,913	$42,042	$29,378
Income tax expense	(8,661)	(5,187)	(11,817)	(10,554)
Net income	$18,165	$5,726	$30,225	$18,824

Effective income tax rate	32.3%	47.5%	28.1%	35.9%

Income before income taxes	$26,826	$10,913	$42,042	$29,378
Adjust: Foreign currency exchange gain (loss), net	1,460	(4,792)	(241)	(2,656)
Adjust: Other (expenses) income, net	(412)	(154)	(412)	4,171
Income before income taxes, as adjusted	$25,778	$15,859	$42,695	$27,863

Income tax expense	$(8,661)	$(5,187)	$(11,817)	$(10,554)
Adjust: Income tax benefit attributable to foreign currency exchange (loss) gain, net	45	146	(234)	63
Income tax expense, as adjusted	$(8,706)	$(5,333)	$(11,583)	$(10,617)

Effective income tax rate, as adjusted	33.8%	33.6%	27.1%	38.1%
Our effective income tax rates were 32.3% and 47.5% for the second quarter of 2013 and 2012, respectively, and 28.1% and 35.9% for the first half of 2013 and 2012, respectively. The effective tax rates were significantly influenced by the foreign currency exchange gain in the second quarter of 2013 and the foreign currency exchange loss in the second quarter and first half of 2012. Other non-operating income significantly increased the effective tax rate for the six-month period ending June 30, 2012. Excluding foreign currency exchange gains (losses) and other non-operating income (expense) from pre-tax income, as well as the related tax effects for these items, the Company's effective tax rates were 33.8% and 33.6% for the second quarter of 2013 and 2012, respectively, and 27.1% and 38.1% for the first half of 2013 and 2012, respectively.
Our effective tax rate, as adjusted, for the second quarter 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions. Our effective tax rate, as adjusted, for the first half of 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions and changes in the reserve for uncertain tax benefits. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against the prior tax net operating losses. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income.
There was no material change in the effective tax rate, as adjusted, for the second quarter of 2013 compared to the same period of 2012. The decrease in the effective tax rate, as adjusted, for the first half of 2013 compared to the same period of 2012 was primarily because of the Company's U.S. income tax positions and changes in the reserve for uncertain tax benefits. During the first quarter of 2013, the Company recorded a $2.2 million decrease in the reserve for uncertain tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense.
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

NET INCOME OR LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Services	95%	epay - Russia
Movilcarga	80%	epay - Spain
Universal Solutions Partners	51%	EFT - UAE

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $18.1 million for the second quarter and $30.1 million for the first half of 2013 compared to $5.7 million for the second quarter and $18.9 million for the first half of 2012. As more fully discussed above, the increase in net income of $11.2 million for the first half of 2013 as compared to the same period in 2012 was primarily the result of an increase in operating income of $11.3 million, an increase in foreign currency exchange gain of $2.4 million and a decrease in interest expense of $5.6 million. Theses increases were partly offset by a decrease in non-operating gains of $4.6 million, an increase in income tax expense of $1.3 million and a decrease in interest income of $1.7 million. Other non-operating items decreased net income by $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2013 and December 31, 2012, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $102.3 million and $116.5 million, respectively. Our ratio of current assets to current liabilities at June 30, 2013 and December 31, 2012 were 1.16 and 1.17, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of June 30, 2013, working capital in the Money Transfer Segment was $86.7 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $189.9 million at June 30, 2013, of which $135.8 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $51.2 million for the first half of 2013 compared to $61.0 million for the first half of 2012. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $48.8 million for the first half of 2013 compared to $32.4 million for the first half of 2012. During the first half of 2013, we used $30.8 million for acquisitions compared to $5.8 million for the first half of 2012. Purchases of property and equipment used $16.1 million and $24.8 million of cash for the first half of 2013 and 2012, respectively. Additionally, cash used for software development and other investing activities totaled $1.9 million for the first half of 2013 compared to $1.8 million for the first half of 2012.

Financing activity cash flow
Cash flows used in financing activities were $9.5 million for the first half of 2013 compared to $20.0 million for the first half of 2012. Our financing activities for the first half of 2013 consisted of net repayments of debt obligations of $5.0 million compared to $19.7 million for the first half of 2012. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first half of 2013 we had a total of $1,009.9 million in borrowings and $1,011.8 million in repayments under the revolving credit facility. During the first half of 2013, we used $7.9 million for the acquisition of subsidiary shares from a holder of noncontrolling interests. Additionally, for the first half of 2013 and 2012, we paid $1.4 million for capital lease obligations. Further, we received $4.9 million and $1.9 million during the first half of 2013 and 2012, respectively, for the issuance of common shares in connection with our Stock Incentive Plan.
Other sources of capital
Credit Facility — As of June 30, 2013, we have a $480 million Credit Facility consisting of a $390 million revolving credit facility, a $10 million India revolving credit facility and an $80 million term loan. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees.
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
As of June 30, 2013, we had borrowings of $71.5 million outstanding under the term loan. We had $213.1 million of borrowings and $42.2 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2013. The remaining $144.7 million under the revolving credit facility was available for borrowing. As of June 30, 2013, our weighted average interest rates under the revolving credit facility and term loan were 2.0 and 1.9%, respectively, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at June 30, 2013 were primarily comprised of $7.5 million of payments due in the next twelve months under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of June 30, 2013.
As of June 30, 2013, the $3.6 million in principal amount of 3.50% Convertible Debentures Due 2025 is convertible into 88,587 shares of Euronet common stock at a conversion price of $40.48 per share upon the occurrence of certain events (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). The debentures are redeemable by the Company at par at any time; holders of the debentures have the option to require us to purchase their debentures at par on October 15, 2015 or 2020, or upon a change in control of the Company. On the maturity date, these debentures can be settled in cash or Euronet common stock, at our option, at predetermined conversion rates.
Other uses of capital
Debt and equity repurchases — In August 2011, our Board of Directors authorized the repurchase of any of our convertible debentures and up to $100 million or 5 million shares of our Common Stock. As of June 30, 2013, the Company has the option to repurchase 2.0 million shares of our Common Stock or $41.1 million under this authorization. There were no repurchases of Common Stock under this authorization during the first half of 2013.

Payment obligations related to acquisitions — A portion of the net assets acquired in the acquisition of Pure Commerce includes a liability for additional purchase price consideration up to 30 million Australian dollars, payable in cash and Euronet Common Stock, based upon achieving certain performance conditions for the twelve month period ending in December 2013. As of June 30, 2013, the estimated fair value of the contingent consideration is $18.9 million.
Capital expenditures and needs — Total capital expenditures for the first half of 2013 were $17.0 million. These capital expenditures were used primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2013 are currently estimated to be approximately $35 million to $45 million.
In the epay Segment, approximately 108,000 of the approximately 689,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Our Australia and U.K. epay businesses have experienced revenue declines as a result of changes in the distribution strategies of certain mobile operators. Continued competitive pressures in these markets may negatively impact the epay Segment's profitability in the near term and it is possible that the goodwill or acquired intangible assets of these reporting units could become impaired. As of June 30, 2013, the carrying value of goodwill and acquired intangible assets for our Australia and U.K. epay reporting units were $12.5 million and $12.2 million, respectively.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2013, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2013. See also Note 10, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2013, there have been no material changes outside the ordinary course of the Company's business from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS
This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). All statements other than statements of historical facts included in this document are forward-looking statements, including, but not limited to, statements regarding the following:

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products; foreign currency exchange rate fluctuations; the effects of any potential future security breaches; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting the Company; and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2013, our total debt outstanding was $295.6 million. Of this amount, $285.7 million, or 97% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $4.3 million.
The remaining $9.9 million, or 3% of our total debt obligations, relates to contingent convertible debentures having a fixed coupon rate and obligations under capital leases. The $3.6 million principal amount of contingent convertible debentures, issued in October 2005, accrue cash interest at a rate of 3.50% of the principal amount per annum. Based on quoted market prices, as of June 30, 2013, the fair value of our fixed rate convertible debentures was $3.6 million, compared to a carrying value of $3.6 million. Additionally, approximately $6.3 million relates to capitalized leases with fixed payment and interest terms that expire between 2013 and 2017.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the three- and six-month periods ended June 30, 2013, 74% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of June 30, 2013, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of June 30, 2013, we had foreign currency forward contracts outstanding with a notional value of $123.9 million, primarily in Australian dollars, euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of three days. The fair value of these forward contracts as of June 30, 2013 was an unrealized gain of $243 thousand, which was partly offset by the unrealized losses on the related foreign currency liabilities.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
CHANGE IN INTERNAL CONTROLS
There has been no change in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

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

On May 30, 2013, our stockholders ratified a three-year stockholders' rights agreement (the ''Rights Agreement'') entered into on March 26, 2013, between Euronet and Computershare Trust Company, N.A. as rights agent. The Rights Agreement replaces a previous rights agreement that expired on April 3, 2013. Pursuant to the Rights Agreement, holders of our Common Stock are entitled to purchase one one-hundredth (1/100) of a share (a ''Unit'') of Junior Preferred Stock at a price of $125.00 per Unit upon certain events (the "Right"). The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 20% of Euronet's then-outstanding Common Stock, the Rights will become exercisable for Common Stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet's then-current stock price. The existence of the Rights may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed by our management and board of directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock repurchases
For the three months ended June 30, 2013, the Company purchased, in accordance with the 2006 Stock Incentive Plan (Amended and Restated), 30,642 shares of its common stock for payment of the exercise price of stock options and participant minimum income tax withholding, as requested by the participant.
The following table sets forth information with respect to those shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	30,642	$31.33	—	1,993,601
(1) For shares repurchased for payment of the exercise price of stock options and participant minimum income tax withholding, the price paid per share is the closing price of the shares on the transaction date.
(2) The Company is authorized to repurchase up to $100 million or 5 million shares of its common stock through August 22, 2013. As of June 30, 2013, 2.0 million shares or $41.1 million of Common Stock remain available for repurchase under the repurchase program.

ITEM 6. EXHIBITS

a)	Exhibits
The exhibits that are required to be filed or incorporated herein by reference are listed on the Exhibit Index below.
EXHIBITS
Exhibit Index

Exhibit	Description

3.1
Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 22, 2009 (File No. 001-31648), and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 19, 2013 (File No. 001-31648), and incorporated herein by reference)

10.1
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix A to the Company's Definitive Proxy Statement filed on April 15, 2013 (File No. 001-21648), and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 — Certification of Chief Executive Officer (2)

32.2	Section 906 — Certification of Chief Financial Officer (2)

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statements of Operations (unaudited) for the three- and six-month periods ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three- and six-month periods ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) for the six-months ended June 30, 2013 and 2012, and (v) Notes to the Unaudited Consolidated Financial Statements.

_________________________

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 2, 2013
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer