Form 10-Q
period 2013-09-30
EURONET WORLDWIDE INC
filed 2013-10-31
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

On October 29, 2013, Euronet Worldwide, Inc. had 50,268,267 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,471	$201,435
Restricted cash	63,107	71,608
Inventory — PINs and other	61,339	101,168
Trade accounts receivable, net of allowances for doubtful accounts of $20,687 at September 30, 2013 and $21,512 at December 31, 2012	317,882	370,836
Prepaid expenses and other current assets	58,201	68,132
Total current assets	745,000	813,179
Property and equipment, net of accumulated depreciation of $232,547 at September 30, 2013 and $207,282 at December 31, 2012	111,885	115,475
Goodwill	510,780	481,760
Acquired intangible assets, net of accumulated amortization of $157,722 at September 30, 2013 and $140,829 at December 31, 2012	97,377	83,389
Other assets, net of accumulated amortization of $24,645 at September 30, 2013 and $24,247 at December 31, 2012	49,464	57,733
Total assets	$1,514,506	$1,551,536

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$326,835	$459,847
Accrued expenses and other current liabilities	246,962	183,406
Current portion of capital lease obligations	2,393	2,397
Short-term debt obligations and current maturities of long-term debt obligations	9,029	7,551
Income taxes payable	12,903	9,396
Deferred revenue	27,805	34,109
Total current liabilities	625,927	696,706
Debt obligations, net of current portion	235,252	286,703
Capital lease obligations, net of current portion	3,382	4,589
Deferred income taxes	20,299	22,031
Other long-term liabilities	16,106	14,967
Total liabilities	900,966	1,024,996
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 53,891,965 issued at September 30, 2013 and 52,976,558 issued at December 31, 2012	1,078	1,060
Additional paid-in-capital	799,702	782,506
Treasury stock, at cost, 3,676,370 shares at September 30, 2013 and 3,653,958 shares at December 31, 2012	(68,210)	(67,327)
Accumulated deficit	(106,024)	(184,015)
Restricted reserve	1,035	1,002
Accumulated other comprehensive loss	(17,170)	(10,850)
Total Euronet Worldwide, Inc. stockholders’ equity	610,411	522,376
Noncontrolling interests	3,129	4,164
Total equity	613,540	526,540
Total liabilities and equity	$1,514,506	$1,551,536
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$360,580	$316,356	$1,037,767	$916,355

Operating expenses:
Direct operating costs	223,551	200,378	656,933	586,965
Salaries and benefits	52,819	45,549	153,298	134,624
Selling, general and administrative	33,254	30,071	95,714	86,738
Acquisition-related contingent consideration gain	(19,319)	—	(19,319)	—
Depreciation and amortization	14,930	16,163	48,838	48,137
Total operating expenses	305,235	292,161	935,464	856,464
Operating income	55,345	24,195	102,303	59,891

Other income (expense):
Interest income	527	877	1,438	3,493
Interest expense	(2,938)	(5,483)	(8,372)	(16,542)
Other gains (losses), net	2,809	(25)	2,397	4,146
Foreign currency exchange gain (loss), net	2,899	1,419	2,658	(1,237)
Income from unconsolidated affiliates	—	185	260	795
Other income (expense), net	3,297	(3,027)	(1,619)	(9,345)

Income before income taxes	58,642	21,168	100,684	50,546

Income tax expense	(10,668)	(6,827)	(22,485)	(17,381)

Net income	47,974	14,341	78,199	33,165
Less: Net (income) loss attributable to noncontrolling interests	(100)	289	(208)	384
Net income attributable to Euronet Worldwide, Inc.	$47,874	$14,630	$77,991	$33,549

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.96	$0.29	$1.57	$0.66
Diluted	$0.92	$0.28	$1.51	$0.65

Weighted average shares outstanding:
Basic	50,093,786	50,827,767	49,829,379	50,705,222
Diluted	52,200,472	51,597,319	51,579,644	51,521,203
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$47,974	$14,341	$78,199	$33,165
Other comprehensive income (loss), net of tax:
Translation adjustment	22,072	10,577	(6,004)	1,919
Comprehensive income	70,046	24,918	72,195	35,084
Comprehensive (income) loss attributable to noncontrolling interests	(207)	222	(306)	435
Comprehensive income attributable to Euronet Worldwide, Inc.	$69,839	$25,140	$71,889	$35,519
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Net income	$78,199	$33,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,838	48,137
Share-based compensation	9,012	8,812
Unrealized foreign exchange loss, net	(2,658)	1,237
Deferred income taxes	(93)	(2,838)
Income from unconsolidated affiliates	(260)	(795)
Accretion of convertible debentures discount and amortization of debt issuance costs	797	7,032
Acquisition-related contingent consideration gain	(19,319)	—
Gain on sale of equity method investment	(2,827)	—
Gain on step acquisition	—	(4,388)
Changes in working capital, net of amounts acquired:
Income taxes payable, net	3,181	(811)
Restricted cash	5,206	(19,759)
Inventory — PINs and other	37,599	31,319
Trade accounts receivable	50,767	36,276
Prepaid expenses and other current assets	8,782	2,191
Trade accounts payable	(128,449)	16,169
Deferred revenue	(6,697)	(2,274)
Accrued expenses and other current liabilities	66,097	(13,678)
Changes in noncurrent assets and liabilities	2,389	3,627
Net cash provided by operating activities	150,564	143,422
Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,847)	(2,655)
Purchases of property and equipment	(27,631)	(33,247)
Purchases of other long-term assets	(4,856)	(3,463)
Proceeds from sale of equity method investment	7,609	—
Other, net	731	1,106
Net cash used in investing activities	(54,994)	(38,259)
Cash flows from financing activities:
Proceeds from issuance of shares	7,487	2,109
Borrowings from revolving credit agreements	1,508,463	282,055
Repayments of revolving credit agreements	(1,550,329)	(360,596)
Repayments of long-term debt obligations	(8,086)	(3,000)
Repayments of capital lease obligations	(2,016)	(2,009)
Purchase of subsidiary shares from noncontrolling interests	(7,878)	(3,321)
Other, net	(163)	(791)
Net cash used in financing activities	(52,522)	(85,553)
Effect of exchange rate changes on cash and cash equivalents	(12)	864
Increase in cash and cash equivalents	43,036	20,474
Cash and cash equivalents at beginning of period	201,435	177,327
Cash and cash equivalents at end of period	$244,471	$197,801
Supplemental disclosure of cash flow information:
Interest paid during the period	$6,143	$7,518
Income taxes paid during the period	23,227	21,972
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$5,295	$—
Contingent consideration in connection with acquisition	21,725	—
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
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three- and nine-month periods ended September 30, 2013 and 2012. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Euronet for the year ended December 31, 2012, including the notes thereto, set forth in the Company’s 2012 Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Seasonality
The Company’s EFT and epay segments are significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Additionally, mostly in Europe, the EFT business experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with the tourist season. Seasonality in the money transfer segment varies by region of the world. In most markets, the Company usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and our lowest transaction levels during the first quarter of the year. As a result, quarterly financial results are not necessarily indicative of the results to be expected for the year or other interim periods.

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
In July 2013, the FASB issued Accounting Standards Update ("ASU") ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,093,786	50,827,767	49,829,379	50,705,222
Incremental shares from assumed exercise of stock options and vesting of restricted stock	2,025,802	769,552	1,664,274	815,981
Incremental shares from assumed conversion of convertible debentures	80,884	—	85,991	—
Diluted weighted average shares outstanding	52,200,472	51,597,319	51,579,644	51,521,203
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three- and nine-month periods ended September 30, 2013 and 2012. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 528,000 and 1,029,000 for the three- and nine-month periods ended September 30, 2013, respectively, and approximately 3,567,000 and 3,593,000 for the three- and nine-month periods ended September 30, 2012, respectively.
During the three- and nine-month periods ended September 30, 2013 and 2012, the Company had convertible debentures outstanding that, if converted, would have a potentially dilutive effect on the Company’s stock. In September 2013, the Company repurchased at par the remaining $3.6 million of principal amount of the convertible debentures outstanding. As required by Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. Under the if-converted method, the dilutive effect of the assumed conversion of the debentures was 80,884 shares and 85,991 shares for the three- and nine-month periods ended September 30, 2013, respectively. For the three- and nine-month periods ended September 30, 2012, the assumed conversion of the convertible debentures was anti-dilutive and, accordingly, the associated shares have been excluded from diluted weighted average shares outstanding.

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

Accumulated other comprehensive loss
As of September 30, 2013, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company's reporting currency is the U.S. dollar. The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) as a separate component of consolidated stockholders' equity. The Company recorded a foreign currency translation gain of $22.1 million and $10.6 million for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, the Company recorded a foreign currency translation loss of $6.0 million and a foreign currency translation gain of $1.9 million, respectively. For the three- and nine-month periods ended September 30, 2013, the Company reclassified $0.3 million of foreign currency translation into the consolidated statements of operations. There were no reclassifications of foreign currency translation into the consolidated statements of operations for the three- and nine-month periods ended September 30, 2012.

(4) ACQUISITIONS

On January 4, 2013, the Company acquired all of the common stock of an Australian company, Pure Commerce Pty Limited. (“Pure Commerce”), which offers industry leading currency conversion and multi-currency acquiring products to global, local and online merchant acquirers, banks and retailers. The purchase price consisted of cash of approximately $31.3 million, subject to customary purchase price adjustments, and $5.3 million of the Company's common stock. With respect to the stock portion of the purchase price and pursuant to the acquisition agreement, the Company issued at closing 224,425 shares of common stock to the shareholders of Pure Commerce. The common stock will be held in escrow through September 2014 to secure certain obligations of the sellers. Further, Euronet has agreed pursuant to an earnout provision to pay additional purchase consideration of up to 30.0 million Australian dollars, with half due in cash and the remaining half payable in Euronet common stock in March 2014, if certain performance targets are met during a measurement period ending December 31, 2013. As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. See Note 8, Fair Value Measurements, for additional information related to the contingent consideration liability.

The following table summarizes the fair values of the acquired net assets at the acquisition date:

(dollar amounts in thousands)	Estimated Life
Current assets		$4,818
Property and equipment	2-8 years	331
Non-compete agreements	4 years	755
Trade names	20 years	2,382
Proprietary software	10 years	11,912
Customer relationships	12 years	18,230
Goodwill	Indefinite	26,228
Other non-current assets		402
Fair value of assets acquired		65,058
Current liabilities		(4,762)
Non-current liabilities		(2,028)
Net assets acquired		$58,268

The net assets of Pure Commerce and its results from operations are included in the EFT Processing Segment's results.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine-month period ended September 30, 2013 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2012	$83,389	$481,760	$565,149
Increases (decreases):
Acquisition	33,279	26,228	59,507
Amortization	(16,128)	—	(16,128)
Other (primarily changes in foreign currency exchange rates)	(3,163)	2,792	(371)
Balance as of September 30, 2013	$97,377	$510,780	$608,157
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2013, is expected to total $4.8 million for the remainder of 2013, $18.1 million for 2014, $12.8 million for 2015, $11.2 million for 2016, $9.4 million for 2017 and $7.0 million for 2018.
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

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine-month period ended September 30, 2013 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	3.5% Convertible Debentures Due 2025	Term Loan	Total
Balance at December 31, 2012	$215,117	$1,051	$6,986	$3,586	$74,500	$301,240
Increases (decreases):
Net repayments	(41,811)	—	(1,402)	(3,586)	(4,500)	(51,299)
Capital lease interest	—	—	350	—	—	350
Foreign currency exchange gain	(54)	(22)	(159)	—	—	(235)
Balance at September 30, 2013	173,252	1,029	5,775	—	70,000	250,056
Less — current maturities	—	(1,029)	(2,393)	—	(8,000)	(11,422)
Long-term obligations at September 30, 2013	$173,252	$—	$3,382	$—	$62,000	$238,634
The convertible debentures had a principal amount outstanding of $3.6 million as of December 31, 2012. In September 2013, the Company repurchased at par the remaining $3.6 million of principal amount of the convertible debentures outstanding. Interest expense, including contractual interest and discount accretion, which was fully amortized through October 15, 2012, was $29 thousand and $92 thousand for the three- and nine-month periods ended September 30, 2013, respectively, and $3.5 million and $10.4 million for the three- and nine-month periods ended September 30, 2012, respectively. The effective interest rate was 3.5% for the three- and nine-month periods ended September 30, 2013 and 8.4% for the three- and nine-month periods ended September 30, 2012.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of September 30, 2013, the Company had foreign currency forward contracts outstanding with a notional value of $134.2 million, primarily in Australian dollars, British pounds, euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of two days. Although the Company enters into foreign currency contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, on occasion, short-term loans payable in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically one to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts. The Company's derivative contracts are executed with counterparties governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.
The required tabular disclosures for derivative instruments are as follows:

		Gross Amount of Recognized Assets		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Assets Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Foreign currency derivative contracts	Other Current Assets	$162	$177	$(73)	$(142)	$89	$35

		Gross Amount of Recognized Liabilities		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Foreign currency derivative contracts	Other Current Liabilities	$(137)	$(142)	$73	$142	$(64)	$—

		Amount of (Loss) Gain Recognized in Income on Derivative Contracts
	Location of (Loss) Gain Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2013	2012	2013	2012
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(48)	$46	$(242)	$755
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of September 30, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivative contracts	Other current assets	$—	$89	$—	$89
Foreign currency derivative contracts	Other current liabilities	$—	$(64)	$—	$(64)

		As of December 31, 2012
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivative contracts	Other current assets	$—	$35	$—	$35

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2016 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate ("LIBOR") that resets at various intervals of less than one year. The Company estimates the fair value of the convertible debentures using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2012, the fair value and carrying amount of the convertible debentures were $3.6 million.

Contingent Consideration Liability
The contingent consideration liability relating to the Pure Commerce acquisition is recorded at fair value using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are forecasted financial results, including estimates of future revenues, gross profit, and EBITDA (Level 3). As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. Changes in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of the contingent consideration liability are recorded as income or expense within operating income in our consolidated statements of operations.
During the first nine months of 2013, the Company recorded a $2.4 million foreign currency exchange gain related to this contingent consideration liability as a result of fluctuations in the value of the Australian dollar against the U.S. dollar. In the third quarter of 2013, the Company adjusted to fair value the contingent consideration liability based on its assessment that the performance targets for gross profit and EBITDA would not be met. The change in fair value resulted in the recognition of a $19.3 million gain.
Although certain elements of Pure Commerce’s business plan changed during the first half of 2013, its management team had specific plans in place to achieve the performance targets.  At June 30, 2013, the Company determined that the performance targets were probable of achievement because Pure Commerce’s business can experience significant impacts on results when key customers launch its services and implementation timeframes are usually short. However, as the actual results through the third quarter were realized, the Company determined that delays in implementing contracts with certain merchants and merchant acquirers and lower than expected transaction volume on certain contracts would not allow Pure Commerce to meet the minimum threshold necessary to require the Company to pay contingent consideration. This assessment was primarily due to the short one-year timeframe to achieve the performance targets and the targets’ high sensitivity to changes in performance.  While these factors contributed to Pure Commerce not achieving the performance targets, they are not expected to adversely affect the fair value of Pure Commerce.

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

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.The following tables present the segment results of the Company’s operations for the three- and nine-month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$83,594	$182,629	$95,276	$(919)	$360,580
Operating expenses:
Direct operating costs	36,576	142,284	45,588	(897)	223,551
Salaries and benefits	10,195	13,494	23,120	6,010	52,819
Selling, general and administrative	5,249	10,687	14,521	2,797	33,254
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Depreciation and amortization	6,273	4,036	4,530	91	14,930
Total operating expenses	38,974	170,501	87,759	8,001	305,235
Operating income (expense)	$44,620	$12,128	$7,517	$(8,920)	$55,345

	For the Three Months Ended September 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$64,888	$171,529	$80,042	$(103)	$316,356
Operating expenses:
Direct operating costs	30,075	131,999	38,394	(90)	200,378
Salaries and benefits	8,700	12,717	19,450	4,682	45,549
Selling, general and administrative	5,195	11,757	11,250	1,869	30,071
Depreciation and amortization	6,435	4,925	4,734	69	16,163
Total operating expenses	50,405	161,398	73,828	6,530	292,161
Operating income (expense)	$14,483	$10,131	$6,214	$(6,633)	$24,195

	For the Nine Months Ended September 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$219,149	$548,867	$271,536	$(1,785)	$1,037,767
Operating expenses:
Direct operating costs	104,103	424,343	130,221	(1,734)	656,933
Salaries and benefits	29,409	41,976	64,601	17,312	153,298
Selling, general and administrative	16,530	30,689	40,621	7,874	95,714
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Depreciation and amortization	22,242	12,569	13,751	276	48,838
Total operating expenses	152,965	509,577	249,194	23,728	935,464
Operating income (expense)	$66,184	$39,290	$22,342	$(25,513)	$102,303

	For the Nine Months Ended September 30, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$173,114	$514,543	$228,960	$(262)	$916,355
Operating expenses:
Direct operating costs	83,965	395,185	108,037	(222)	586,965
Salaries and benefits	24,455	38,409	56,067	15,693	134,624
Selling, general and administrative	15,128	32,563	33,578	5,469	86,738
Depreciation and amortization	18,710	15,064	14,092	271	48,137
Total operating expenses	142,258	481,221	211,774	21,211	856,464
Operating income (expense)	$30,856	$33,322	$17,186	$(21,473)	$59,891

(10) COMMITMENTS
As of September 30, 2013, the Company had $86.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $35.2 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $5.0 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2013, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $15.8 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $39.2 million over the terms of the agreements with the customers.
From time to time, Euronet enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2013, the balance of ATM network cash for which the Company was responsible was approximately $435 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2013 or December 31, 2012.

(11) INCOME TAXES
The Company's effective income tax rates were 18.2% and 32.3% for the three-month periods ended September 30, 2013 and 2012, respectively, and 22.3% and 34.4% for the nine-month periods ended September 30, 2013 and 2012, respectively. The effective tax rates were significantly influenced by the acquisition-related contingent consideration gain, foreign currency exchange gains and losses and other non-operating gains, net in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company's effective tax rates were 32.0% and 34.4% for the three-month periods ended September 30, 2013 and 2012, respectively, and 29.3% and 36.6% for the nine-month periods ended September 30, 2013 and 2012.
The Company's effective tax rate, as adjusted for the items above, for the third quarter 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company's effective tax rate, as adjusted for the items above, for the nine-month period ended September 30, 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions and a change in the reserve for uncertain tax benefits. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against the tax net operating loss carryforwards. Accordingly, in instances when the Company’s U.S. legal entities generate pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income.
During the first nine months of 2013, the Company recorded a $2.2 million decrease in the reserve for uncertain tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense for the nine-month period ended September 30, 2013. In connection with the acquisition of Pure Commerce in January 2013, the Company recorded a $2.0 million reserve for uncertain tax benefits in the opening balance sheet. There were no other material changes in the reserve for unrecognized tax benefits during the nine month period ended September 30, 2013.

(12) LITIGATION AND CONTINGENCIES

Contingencies
Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.
Certain claims arising from such breach were asserted against the Company, and it is possible that additional claims may be asserted in the future. However, the Company maintains insurance to cover the financial exposure for response costs, losses by the card issuer and fines or penalties from incidents of this nature. To date, the aggregate amount of expenses incurred and losses asserted against the Company for which the Company ultimately bore liability have been within the limits of our insurance and the only cost to the Company has been its retention amount under its insurance. The Company does not currently expect the net financial impact of expenses or losses from the breach, after insurance recovery, to be material to the consolidated results of operations or financial condition of the Company.
Expenses related to the breach through December 31, 2012 were $0.5 million, net of $1.9 million in amounts recovered from the Company's insurance carrier. For the first nine months of 2012, the Company incurred $0.5 million in expenses related to the breach, net of insurance recoveries of $1.7 million. No additional related expenses were incurred during the first nine months of 2013, as all losses incurred were covered by insurance.

Unclaimed property compliance - During the third quarter of 2013, the Company entered into a voluntary disclosure agreement (“VDA”) with the Secretary of State of the State of Delaware to determine compliance with Delaware unclaimed property laws. Types of property under examination include, but are not limited to, payroll checks, accounts payable checks and accounts receivable credits for the period 1996 through 2007. The total amount of exposure of this contingency is dependent upon the manner in which the State of Delaware applies its unclaimed property laws. The Company does not expect the outcome of this matter to have a material adverse effect on the consolidated results of operations or financial condition of the Company.
Legal Proceedings
During 2012, the Company was served with a class action lawsuit filed by a former employee alleging wage and hour violations relating to meal and rest period requirements. The Company has reached an agreement to settle this lawsuit for an immaterial amount and, together with the plaintiffs in the case, is following court procedures to finalize the settlement. The Company expects such procedures to be completed within the next twelve months.
From time to time, the Company is a party to legal or regulatory proceedings arising in the ordinary course of its business. Currently, there are no legal proceedings or regulatory findings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet Worldwide, Inc. and its subsidiaries (“Euronet,” the “Company,” “we,” "our" or “us”) is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products and global consumer money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 17,795 ATMs and approximately 68,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 636,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe and gift card distribution and processing services in most of our markets.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents, Company-owned stores (primarily in North America and Europe) and via a desktop or mobile device at riamoneytransfer.com, disbursing money transfers through a worldwide correspondent network that includes approximately 207,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, three in Asia Pacific and two in North America. We have 30 principal offices in Europe, six in North America, nine in Asia Pacific, three in the Middle East, two in South America, and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 75% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 23% and 21% of our total consolidated revenues for the third quarter and first nine months of 2013, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 51% and 53% of our total consolidated revenues for the third quarter and first nine months of 2013, respectively, are derived from (i) commissions or processing fees received from mobile phone operators for the sale and distribution of prepaid mobile airtime and, (ii) commissions earned from the distribution of other electronic payment products, gift cards, vouchers and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In Australia, certain retailers negotiate directly with the mobile phone operators for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime to the mobile operators’ customers. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 26% of our total consolidated revenues for both the third quarter and first nine months of 2013, are primarily derived from charging a transaction fee, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending network in place comprised of agents, Company-owned stores, primarily in North America and Europe and our riamoneytransfer.com website, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are currently focused on six primary areas:

•	signing new outsourced ATM and POS terminal management contracts and adding ATMs to our owned network;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	expanding value added services in our EFT Processing Segment, including the sale of dynamic currency conversion services to banks and retailers;

•	expanding our epay processing network and portfolio of electronic payment products;

•	expanding our money transfer and bill payment network; and

•	developing our credit and debit card outsourcing business.
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

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our Payment Services Directive license.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three- and nine-month periods ended September 30, 2013 and 2012 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase Percent	2013	2012	Increase (Decrease)Amount	Increase Percent
EFT Processing	$83,594	$64,888	$18,706	29%	$219,149	$173,114	$46,035	27%
epay	182,629	171,529	11,100	6%	548,867	514,543	34,324	7%
Money Transfer	95,276	80,042	15,234	19%	271,536	228,960	42,576	19%
Total	361,499	316,459	45,040	14%	1,039,552	916,617	122,935	13%
Eliminations	(919)	(103)	(816)	n/m	(1,785)	(262)	(1,523)	n/m
Total	$360,580	$316,356	$44,224	14%	$1,037,767	$916,355	$121,412	13%
______________________
n/m — Not meaningful

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase Percent	2013	2012	Increase (Decrease)Amount	Increase Percent
EFT Processing (1)	$44,620	$14,483	$30,137	208%	$66,184	$30,856	$35,328	114%
epay	12,128	10,131	1,997	20%	39,290	33,322	5,968	18%
Money Transfer	7,517	6,214	1,303	21%	22,342	17,186	5,156	30%
Total	64,265	30,828	33,437	108%	127,816	81,364	46,452	57%
Corporate services, eliminations and other	(8,920)	(6,633)	(2,287)	34%	(25,513)	(21,473)	(4,040)	19%
Total (1)	$55,345	$24,195	$31,150	129%	$102,303	$59,891	$42,412	71%
______________________
(1) For the three- and nine-month periods ended September 30, 2013, both operating income for our EFT Processing segment and total consolidated operating income include a $19.3 million gain related to the change in fair value of an acquisition-related contingent consideration liability. Adjusted for this gain, operating income for our EFT processing segment would have been $25.3 million and $46.9 million for the three- and nine month periods ended September 30, 2013, respectively. Additionally, adjusted for this gain, total consolidated operating income would have been $36.0 million and $83.0 million for the three and nine-month periods ended September 30, 2013, respectively.

Impact of changes in foreign currency exchange rates
Because our revenues and local expenses are recorded in the functional currencies of our operating entities, amounts we earned for the third quarter and first nine months of 2013 reflected the impact of changes in currency values relative to the U.S. dollar. Considering the results by country and the associated functional currency, our consolidated operating income was not significantly influenced by the changes in foreign currency exchange rates when compared to the third quarter and first nine-months of 2012. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in currency values relative to the U.S. dollar from the third quarter and first nine months of 2012 to the same periods of 2013 for the countries and regions in which we have our most significant operations:

	Average Translation Rate			Average Translation Rate
	Three Months Ended September 30,		Increase (Decrease)Percent	Nine Months Ended September 30,		Increase (Decrease)Percent
Currency (dollars per foreign currency)	2013	2012		2013	2012
Australian dollar	$0.9155	$1.0391	(12)%	$0.9812	$1.0349	(5)%
Brazilian real	$0.4373	$0.4936	(11)%	$0.4740	$0.5237	(9)%
British pound	$1.5517	$1.5808	(2)%	$1.5464	$1.5784	(2)%
euro	$1.3256	$1.2520	6%	$1.3174	$1.2825	3%
Hungarian forint	$0.0045	$0.0044	2%	$0.0044	$0.0044	—%
Indian rupee	$0.0161	$0.0182	(11)%	$0.0175	$0.0189	(7)%
Polish zloty	$0.3126	$0.3033	3%	$0.3140	$0.3054	3%
COMPARISON OF OPERATING RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Percent	Increase (Decrease)Percent	2013	2012	Increase Amount	Increase Percent
Total revenues	$83,594	$64,888	$18,706	29%	$219,149	$173,114	$46,035	27%
Operating expenses:
Direct operating costs	36,576	30,075	6,501	22%	104,103	83,965	20,138	24%
Salaries and benefits	10,195	8,700	1,495	17%	29,409	24,455	4,954	20%
Selling, general and administrative	5,249	5,195	54	1%	16,530	15,128	1,402	9%
Acquisition-related contingent consideration gain	(19,319)	—	(19,319)	n/m	(19,319)	—	(19,319)	n/m
Depreciation and amortization	6,273	6,435	(162)	(3)%	22,242	18,710	3,532	19%
Total operating expenses	38,974	50,405	(11,431)	(23)%	152,965	142,258	10,707	8%
Operating income	$44,620	$14,483	$30,137	208%	$66,184	$30,856	$35,328	114%
Transactions processed (millions)	304	304	—	n/m	877	865	12	1%
ATMs as of September 30,	17,795	17,370	425	2%	17,795	17,370	425	2%
Average ATMs	17,595	17,295	300	2%	17,671	16,414	1,257	8%

n/m — Not meaningful.

Revenues
Our revenues for the third quarter and first nine months of 2013 increased when compared to the same periods of 2012, primarily due to an increase in the number of ATMs under management, an increase in transactions processed on brown label ATMs in India, an increase in demand for dynamic currency conversion ("DCC") and other valued added services on our ATMs under management, and the impact of DCC revenues earned on POS devices from our acquisition of Pure Commerce Pty Limited ("Pure Commerce") in January 2013.
Average monthly revenues per ATM were $1,584 for the third quarter and $1,378 for the first nine months of 2013 compared to $1,251 for the third quarter and $1,172 for the first nine months of 2012. Revenues per transaction were $0.27 for the third quarter and $0.25 for the first nine months of 2013 compared to $0.21 for the third quarter and $0.20 for the first nine months of 2012. These increases were primarily the result of revenue growth from DCC and value added services, both of which earn higher revenues per transaction than other ATM services and the cancellation of an ATM driving and managed services contract in India. The revenues per ATM and per transaction earned under the canceled contract were significantly lower than other ATM services.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased in the third quarter and first nine months of 2013 compared to the same periods of 2012, primarily due to an increase in the number of ATMs under management and the acquisition of Pure Commerce.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $47.0 million for the third quarter and $115.0 million for the first nine months of 2013 compared to $34.8 million for the third quarter and $89.1 million for the first nine months of 2012. This increase was primarily due to the growth in revenues from DCC and value added services, including revenues from DCC earned on POS devices from our acquisition of Pure Commerce, the increase in ATMs under management and the increase in transactions processed on brown label ATMs in India. Gross profit as a percentage of revenues (“gross margin”) was 56.2% for the third quarter and 52.5% for the first nine months of 2013 compared to 53.7% for the third quarter and 51.5% for the first nine months of 2012. This increase was primarily due to the increase in revenues from DCC and value added services discussed above, both of which earn a higher gross profit than other services.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to adding employees to support the growth in ATMs under management, along with the impact of our acquisition of Pure Commerce. As a percentage of revenues, these costs decreased to 12.2% for the third quarter and 13.4% for the first nine months of 2013 from 13.4% for the third quarter and 14.1% for the first nine months of 2012. This decrease was primarily due to the growth in revenues earned from DCC and value added services on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to the impact of our acquisition of Pure Commerce, partly offset by a decrease in bad debt expense due to the favorable resolution of a specific dispute. The increase for the first nine months of 2013 compared to the same period of 2012 was also due to an increase in professional expenses during the first half of 2013. As a percentage of revenues, these expenses decreased to 6.3% for the third quarter and 7.5% for the first nine months of 2013 from 8.0% for the third quarter and 8.7% for the first nine months of 2012, primarily due to the growth in revenues earned from DCC and value added services on our ATMs under management, which require minimal incremental support costs.

Acquisition-related contingent consideration gain
In the third quarter of 2013, the Company adjusted to fair value the contingent consideration liability based on its assessment that the performance targets for gross profit and EBITDA would not be met. The change in fair value resulted in the recognition of a $19.3 million gain.
Although certain elements of Pure Commerce’s business plan changed during the first half of 2013, its management team had specific plans in place to achieve the performance targets.  At June 30, 2013, the Company determined that the performance targets were probable of achievement because Pure Commerce’s business can experience significant impacts on results when key customers launch its services and implementation timeframes are usually short. However, as the actual results through the third quarter were realized, the Company determined that delays in implementing contracts with certain merchants and merchant acquirers and lower than expected transaction volume on certain contracts would not allow Pure Commerce to meet the minimum threshold necessary to require the Company to pay contingent consideration. This assessment was primarily due to the short one-year timeframe to achieve the performance targets and the targets’ high sensitivity to changes in performance.  While these factors contributed to Pure Commerce not achieving the performance targets, they are not expected to adversely affect the fair value of Pure Commerce.
Depreciation and amortization
Depreciation and amortization expense decreased for the third quarter of 2013 compared to the same period of 2012, primarily due to final purchase accounting true-up adjustments to certain acquired intangible assets related to the acquisition of Pure Commerce, partly offset by an increase in depreciation of ATMs under management. Depreciation and amortization expense increased for the first nine months of 2013 compared to the same period of 2012, primarily due to the amortization of intangible assets related to the acquisition of Pure Commerce recorded during the first half of 2013 and an increase in deprecation of ATMs under management. As a percentage of revenues, depreciation and amortization expense decreased to 7.5% for the third quarter and 10.1% for the first nine months of 2013 from 9.9% for the third quarter and 10.8% for the first nine months of 2012, mainly due to the growth in revenues from DCC and value added services on our ATMs under management. The decrease for the third quarter of 2013 compared to the same period of 2012 is also due to the purchase accounting true-up adjustments discussed above.
Operating income
Operating income increased for the third quarter and first nine months of 2013 compared to the same periods of 2012, primarily due to the acquisition-related contingent consideration gain, an increase in the number of ATMs under management, an increase in the number of transactions processed on brown label ATMs in India, growth in revenues earned from DCC and value added services and the decrease in bad debt expense. The increase in operating income for the first nine months of 2013 compared to the same period of 2012 was partly offset by the increase in amortization expense. Excluding the acquisition-related contingent consideration gain, operating income as a percentage of revenues (“operating margin”) increased to 30.3% for the third quarter and 21.4% for the first nine months of 2013 from 22.3% for the third quarter and 17.8% for the first nine months of 2012 and operating income per transaction increased to $0.08 for the third quarter and $0.05 for the first nine months of 2013 from $0.05 for the third quarter and $0.04 for the first nine months of 2012. Theses increases were primarily due to the increase in revenues earned from DCC and value added services on our ATMs under management.

EPAY SEGMENT
The following table presents the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$182,629	$171,529	$11,100	6%	$548,867	$514,543	$34,324	7%
Operating expenses:
Direct operating costs	142,284	131,999	10,285	8%	424,343	395,185	29,158	7%
Salaries and benefits	13,494	12,717	777	6%	41,976	38,409	3,567	9%
Selling, general and administrative	10,687	11,757	(1,070)	(9)%	30,689	32,563	(1,874)	(6)%
Depreciation and amortization	4,036	4,925	(889)	(18)%	12,569	15,064	(2,495)	(17)%
Total operating expenses	170,501	161,398	9,103	6%	509,577	481,221	28,356	6%
Operating income	$12,128	$10,131	$1,997	20%	$39,290	$33,322	$5,968	18%
Transactions processed (millions)	269	277	(8)	(3)%	829	815	14	2%
Revenues
The increase in revenues for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to an increase in the number of prepaid mobile transactions processed in the U.S., increased demand for non-mobile products in Germany, an increase in voucher redemptions and physical gift fulfillments at our cadooz subsidiary, and the impact of our acquisition of ezi-pay Limited ("ezi-pay") in November 2012. These increases were partly offset by revenue declines in Australia and the U.K. as a result of competitive pressures and certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels.
We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.68 for the third quarter and $0.66 for the first nine months of 2013 compared to $0.62 for the third quarter and $0.63 for the first nine months of 2012. The increase in revenues per transaction was mainly due to an increase in transactions processed at our cadooz subsidiary, where revenues are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value, and other non-mobile products. These increases were partly offset by a shift in the mix of transactions, particularly due to growth in India, where revenues per transaction are considerably lower than average and a decrease in transactions processed at our ATX subsidiary. The decrease in the number of transactions processed for the third quarter of 2013 compared to the same period of 2012, and partial offset to the increase in the number of transactions processed for the first nine months of 2013 compared to the same period of 2012, was due to a decrease in transactions processed at our ATX subsidiary. At our ATX subsidiary and in India we provide only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals. Therefore, the revenues we recognize from these transactions are a fraction of those recognized on average transactions, but with strong contribution to gross profit.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, as well as expenses required to operate POS terminals, and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to the growth in transactions processed in the U.S. and Germany, increased voucher redemptions and physical gifts fulfilled at our cadooz subsidiary, increased commissions costs in Brazil, and the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in the number of transactions processed in Australia and the U.K.

Gross profit
Gross profit, which represents revenues less direct costs, was $40.3 million for the third quarter and $124.5 million for the first nine months of 2013 compared to $39.5 million for the third quarter and $119.4 million for the first nine months of 2012. The increase in gross profit was primarily due to the increase in transactions processed in Germany (mainly from increased demand for non-mobile products), the U.S. and at our cadooz subsidiary, along with the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in transactions processed in Australia and at our ATX subsidiary, and the increase in commission costs in Brazil, as a result of a larger percentage of transactions being conducted through large retailers. Gross profit per transaction increased slightly to $0.15 for the third quarter of 2013 from $0.14 for the third quarter of 2012, primarily due to the growth in revenues at our cadooz subsidiary. Gross profit per transaction was unchanged at $0.15 for the first nine months of 2013 and 2012.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to an increase in staff in Germany, the U.S. and at our cadooz subsidiary to support the increases in transactions processed discussed above and the impact of our acquisition of ezi-pay. These increases were partly offset by a decrease in salaries and benefits in Brazil in response to a decrease in revenues. As a percentage of revenues, salaries and benefits was unchanged at 7.4% for both the third quarter of 2013 and 2012 and increased slightly to 7.6% for the first nine months of 2013 from 7.5% for the same period of 2012.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to a decrease in professional fees, partly offset by the impact of our acquisition of ezi-pay. Additionally, the decrease for the first nine months of 2013 compared to the same period of 2012 was due to a decrease in bad debt expense during the first half of 2013. As a percentage of revenues, selling, general and administrative expenses decreased to 5.9% for the third quarter and 5.6% for the first nine months of 2013 from 6.9% for the third quarter and 6.3% for the first nine months of 2012, primarily due to the decrease in professional fees and the increase in revenues in the U.S., in Germany, and at our cadooz subsidiary, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for the third quarter and first nine months of 2013 compared to the same periods of 2012. As a percentage of revenues, these expenses decreased to 2.2% for the third quarter and 2.3% for the first nine months of 2013 from 2.9% for both the third quarter and first nine months of 2012. These decreases were the result of certain acquired intangible assets becoming fully amortized during 2012 and first quarter of 2013, partly offset by the impact of our acquisition of ezi-pay.
Operating income
Operating income increased for the third quarter and first nine months of 2013 compared to the same periods of 2012, primarily due to the growth in transactions processed in Germany and the U.S., along with the operating income from the acquisition ezi-pay and the decrease in amortization expense and professional fees. The increase for the first nine months of 2013 compared to the same period of 2012 was also due to an increase in transactions processed at our cadooz subsidiary and the decrease in bad debt expense. These increases were partly offset by declines in revenues and transactions processed in Australia and increased commission costs in Brazil. Operating margin was 6.6% for the third quarter and 7.2% for the first nine months of 2013 compared to 5.9% for the third quarter and 6.5% for the first nine months of 2012. This increase was primarily due to the increase in revenues discussed above, along with the decrease in amortization expense, partly offset by increased commission costs in Brazil. Operating income per transaction increased to $0.05 for both the third quarter and first nine months of 2013 from $0.04 for the same periods of 2012.

MONEY TRANSFER SEGMENT
The following tables present the results of operations for the three- and nine-month periods ended September 30, 2013 and 2012 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$95,276	$80,042	$15,234	19%	$271,536	$228,960	$42,576	19%
Operating expenses:
Direct operating costs	45,588	38,394	7,194	19%	130,221	108,037	22,184	21%
Salaries and benefits	23,120	19,450	3,670	19%	64,601	56,067	8,534	15%
Selling, general and administrative	14,521	11,250	3,271	29%	40,621	33,578	7,043	21%
Depreciation and amortization	4,530	4,734	(204)	(4)%	13,751	14,092	(341)	(2)%
Total operating expenses	87,759	73,828	13,931	19%	249,194	211,774	37,420	18%
Operating income	$7,517	$6,214	$1,303	21%	$22,342	$17,186	$5,156	30%
Transactions processed (millions)	8.9	8.0	0.9	11%	25.9	22.2	3.7	17%
Revenues
The increase in revenues for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to an increase in the number of transactions processed and growth in revenues from other products such as mobile top-up, check cashing, bill payment and money order transactions. The increase in transactions processed was driven by a 17% and 19% increase in money transfers, including a 17% and 22% increase in transfers from the U.S. and a 18% and 14% increase in transfers from non-U.S. markets for the third quarter and first nine months of 2013 compared to the same periods of 2012, respectively. The increase in the number of money transfers processed from both the U.S. and non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $10.71 for the third quarter and $10.48 for the first nine months of 2013 from $10.01 for the third quarter and $10.31 for the first nine months of 2012. The increase is primarily due to the growth rate of money transfer transactions exceeding the growth rate of non-money transfer services, which earn higher revenues per transaction than non-money transfer services and the impact of the euro strengthening against the U.S. dollar.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs in the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to the growth in money transfer transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $49.7 million for the third quarter and $141.3 million for the first nine months of 2013 compared to $41.6 million for the third quarter and $120.9 million for the first nine months of 2012. The increase in gross profit was primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions. Gross margin increased slightly to 52.2% for the third quarter of 2013 from 52.0% in the same period of 2012 and decreased to 52.0% for the first nine months of 2013 from 52.8% in the same period of 2012. The decrease for the first nine months of 2013 compared to the same period of 2012 was primarily due to an increase in the percentage of transactions processed to U.S. locations during the first half of 2013, which earn lower revenues and gross profit per transaction than non-U.S. locations.

Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to an increase in headcount to support the expansion of our operations both in the U.S and internationally and support costs incurred to launch our on-line money transfer service. As a percentage of revenues, salaries and benefits was unchanged at 24.3% for both the third quarter of 2013 and 2012. As a percentage of revenues, salaries and benefits decreased to 23.8% for the first nine months of 2013 from 24.5% for the first nine months of 2012. This decrease was primarily due to the growth in revenues from money transfers processed exceeding the incremental support costs during the first half of 2013.
Selling, general, and administrative
Selling, general and administrative expenses increased for the third quarter and first nine months of 2013 compared to the same periods of 2012, primarily due to increased expenditures we incurred to support expansion of our operations and products, both in the U.S. and internationally and an increase in professional fees. As a percentage of revenues, selling, general and administrative expenses increased to 15.2% for the third quarter and 15.0% for the first nine months of 2013 from 14.1% for the third quarter and 14.7% for the first nine months of 2012. This increase was primarily due to the growth rate of support costs exceeding the growth rate of money transfer revenues and the impact of increased professional fees and legal expenses.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the third quarter and first nine months of 2013, depreciation and amortization decreased slightly compared to the same periods of 2012. As a percentage of revenues, depreciation and amortization decreased to 4.8% for the third quarter and 5.1% for the first nine months of 2013 from 5.9% for the third quarter and 6.2% for the first nine months of 2012. These decreases were primarily due to certain acquired intangibles that became fully amortized in the first quarter of 2013.
Operating income
Operating income increased by 21.0% for the third quarter and 30.0% for the first nine months of 2013 compared to the same periods of 2012, primarily due to the growth in transactions processed and the decrease in amortization expense. These increases were partly offset by the increase in professional fees. As a result, operating margin increased to 7.9% for the third quarter and 8.2% for the first nine months of 2013 from 7.8% for the third quarter and 7.5% for the first nine months of 2012. Operating income per transaction increased to $0.84 for the third quarter and $0.86 first nine months of 2013 from $0.78 for the third quarter and $0.77 for the first nine months of 2012, primarily due to growth in the number of money transfers processed discussed above, the decrease in amortization expense and the impact of the euro strengthening against the U.S. dollar.

CORPORATE SERVICES
The following table presents the operating expenses for the three- and nine-month periods ended September 30, 2013 and 2012 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase Amount	Increase Percent	2013	2012	Increase Amount	Increase Percent
Salaries and benefits	$6,010	$4,682	$1,328	28%	$17,312	$15,693	$1,619	10%
Selling, general and administrative	2,819	1,882	937	50%	7,925	5,509	2,416	44%
Depreciation and amortization	91	69	22	32%	276	271	5	2%
Total operating expenses	$8,920	$6,633	$2,287	34%	$25,513	$21,473	$4,040	19%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the third quarter and first nine months of 2013 compared to the same periods of 2012 due to an increase in salaries and benefits and selling, general and administrative expenses. The increase in salaries and benefits was primarily due to an increase in share-based compensation expense and bonus expense, related to improved results. The increases in selling, general and administrative expenses was primarily due to an increase in professional fees and legal contingency accruals. For the third quarter and first nine months of 2013 compared to the same periods of 2012, depreciation and amortization expense increased slightly.
OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease) Amount	Decrease Percent	2013	2012	Increase (Decrease) Amount	Decrease Percent
Interest income	$527	$877	$(350)	(40)%	$1,438	$3,493	$(2,055)	(59)%
Interest expense	(2,938)	(5,483)	2,545	(46)%	(8,372)	(16,542)	8,170	(49)%
Other gains (losses), net	2,809	(25)	2,834	n/m	2,397	4,146	(1,749)	n/m
Foreign currency exchange gain (loss), net	2,899	1,419	1,480	n/m	2,658	(1,237)	3,895	n/m
Income from unconsolidated affiliates	—	185	(185)	n/m	260	795	(535)	(67)%
Other income (expense), net	$3,297	$(3,027)	$6,324	n/m	$(1,619)	$(9,345)	$7,726	n/m
n/m — Not meaningful.
Interest income
The decrease in interest income for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to less interest earned in Australia and Brazil, as a result of holding less cash in interest earning bank accounts due to increased working capital requirements.
Interest expense
The decrease in interest expense for the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily related to the Company's repurchase of $167.9 million of our convertible debentures in October 2012. This decrease was partly offset by an increase in amounts outstanding under the credit facility during the first nine months of 2013, primarily due to borrowings to fund a portion of the convertible debenture repurchase during the fourth quarter of 2012.

Other gains (losses), net
In July 2013, the Company completed the sale of its 40% equity method investment in epay Malaysia, which resulted in the recognition of a $2.8 million gain. In the first half of 2013, the Company recorded a $0.4 million impairment charge to an investment in an unconsolidated subsidiary.
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
We recorded a net foreign currency exchange gain of $2.9 million in the third quarter of 2013 compared to a net foreign currency exchange gain of $1.4 million in the third quarter of 2012. We recorded a net foreign currency exchange gain of $2.7 million in the first nine months of 2013 compared to a net foreign currency exchange loss of $1.2 million in the first nine months of 2012. These realized and unrealized foreign currency exchange gains and losses reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate during the respective periods.
Income from unconsolidated affiliates
Income from unconsolidated affiliates decreased in the third quarter of 2013 compared to the same period of 2012, primarily due to the sale of the Company's 40% equity method investment in epay Malaysia in July 2013. Income from unconsolidated affiliates decreased in the first nine months of 2013 compared to the same period of 2012, primarily due to decreased profitability at epay Malaysia during the first half of 2013 and the subsequent sale discussed above.

INCOME TAX EXPENSE
Our effective tax rates as reported and as adjusted are calculated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Income before income taxes	$58,642	$21,168	$100,684	$50,546
Income tax expense	(10,668)	(6,827)	(22,485)	(17,381)
Net income	$47,974	$14,341	$78,199	$33,165

Effective income tax rate	18.2%	32.3%	22.3%	34.4%

Income before income taxes	$58,642	$21,168	$100,684	$50,546
Adjust: Acquisition-related contingent consideration gain	19,319	—	19,319	—
Adjust: Foreign currency exchange gain (loss), net	2,899	1,419	2,658	(1,237)
Adjust: Other gains (losses), net	2,809	(25)	2,397	4,146
Income before income taxes, as adjusted	$33,615	$19,774	$76,310	$47,637

Income tax expense	$(10,668)	$(6,827)	$(22,485)	$(17,381)
Adjust: Income tax benefit attributable to foreign currency exchange (loss) gain, net	104	(28)	(130)	36
Income tax expense, as adjusted	$(10,772)	$(6,799)	$(22,355)	$(17,417)

Effective income tax rate, as adjusted	32.0%	34.4%	29.3%	36.6%
The Company's effective income tax rates were 18.2% and 32.3% for the three-month periods ended September 30, 2013 and 2012, respectively, and 22.3% and 34.4% for the nine-month periods ended September 30, 2013 and 2012, respectively. The effective tax rates were significantly influenced by the Pure Commerce acquisition-related contingent consideration gain, foreign currency exchange gains and losses and other non-operating gains, net in the respective periods. Excluding these items from pre-tax income, as well as the related tax effects for these items, the Company's effective tax rates were 32.0% and 34.4% for the three-month periods ended September 30, 2013 and 2012, respectively, and 29.3% and 36.6% for the nine-month periods ended September 30, 2013 and 2012, respectively.
Our effective tax rate, as adjusted, for the third quarter 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions. Our effective tax rate, as adjusted, for the nine-month period ended September 30, 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions and a change in the reserve for uncertain tax benefits. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against the tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income.
The decrease in the effective tax rate, as adjusted, for the third quarter of 2013 compared to the same period of 2012 was primarily because of the Company’s U.S. income tax positions. The decrease in the effective tax rate, as adjusted, for the nine-month period ended September 30, 2013 compared to the same period of 2012 was primarily because of the Company's U.S. income tax positions and a change in the reserve for uncertain tax benefits. During the first quarter of 2013, the Company recorded a $2.2 million decrease in the reserve for uncertain tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense for the nine-month period ended September 30, 2013.
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

NET INCOME ATTRIBUTABLE TO EURONET WORLDWIDE, INC.
Net income attributable to Euronet Worldwide, Inc. was $47.9 million for the third quarter and $78.0 million for the first nine months of 2013 compared to $14.6 million for the third quarter and $33.5 million for the first nine months of 2012. As more fully discussed above, the increase in net income of $44.4 million for the first nine months of 2013 as compared to the same period in 2012 was primarily due to the recognition of a $19.3 million gain related to the change in fair value of a contingent consideration liability. The remaining $25.1 million increase was primarily the result of an increase in operating income (excluding the $19.3 million contingent consideration gain) of $23.1 million, an increase in foreign currency exchange gain of $3.9 million and a decrease in interest expense of $8.2 million. Theses increases were partly offset by a decrease in other non-operating income of $1.8 million, an increase in income tax expense of $5.1 million and a decrease in interest income of $2.1 million. Other non-operating items decreased net income by $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2013 and December 31, 2012, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $119.1 million and $116.5 million, respectively. Our ratio of current assets to current liabilities at September 30, 2013 and December 31, 2012 were 1.19 and 1.17, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of September 30, 2013, working capital in the Money Transfer Segment was $78.1 million. We expect that working capital needs will increase as we expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $244.5 million at September 30, 2013, of which $176.4 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating activity cash flow
Cash flows provided by operating activities were $150.6 million for the first nine months of 2013 compared to $143.4 million for the first nine months of 2012. The increase is primarily due to improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.

Investing activity cash flow
Cash flows used in investing activities were $55.0 million for the first nine months of 2013 compared to $38.3 million for the first nine months of 2012. During the first nine months of 2013, we used $30.8 million for acquisitions compared to $2.7 million for the first nine months of 2012. Purchases of property and equipment used $27.6 million and $33.2 million of cash for the first nine months of 2013 and 2012, respectively. Cash used for software development and other investing activities totaled $4.1 million for the first nine months of 2013 compared to $2.4 million for the first nine months of 2012. Additionally, we had $7.6 million of net proceeds from the sale of an equity investment during the first nine months of 2013.
Financing activity cash flow
Cash flows used in financing activities were $52.5 million for the first nine months of 2013 compared to $85.6 million for the first nine months of 2012. Our financing activities for the first nine months of 2013 consisted of net repayments of debt obligations of $50.0 million compared to $81.5 million for the first nine months of 2012. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first nine months of 2013 we had a total of $1,508.5 million in borrowings and $1,550.3 million in repayments under the revolving credit facility. We used $7.9 million and $3.3 million during the first nine months of 2013 and 2012, respectively, for the acquisition of subsidiary shares from a holder of noncontrolling interests. Additionally, for the first nine months of 2013 and 2012, we paid $2.0 million for capital lease obligations. Further, we received proceeds of $7.5 million and $2.1 million during the first nine months of 2013 and 2012, respectively, for the issuance of stock options in connection with our Stock Incentive Plan.
Other sources of capital
Credit Facility — As of September 30, 2013, we have a $480 million Credit Facility consisting of a $390 million revolving credit facility, a $10 million India revolving credit facility and an $80 million term loan. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees.
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
As of September 30, 2013, we had borrowings of $70.0 million outstanding under the term loan. We had $173.3 million of borrowings and $35.2 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2013. The remaining $191.5 million under the revolving credit facility was available for borrowing. As of September 30, 2013, our weighted average interest rates under the revolving credit facility and term loan were 2.0% and 1.9%, respectively, excluding amortization of deferred financing costs.
Short-term debt obligations — Short-term debt obligations at September 30, 2013 were primarily comprised of $8.0 million of payments due in the next twelve months under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of September 30, 2013.

Other uses of capital
Debt and equity repurchases — In September 2013, our Board of Directors authorized a program for the repurchase of Euronet Common Stock. The program authorizes repurchases of up to $100 million in value or 5 million shares and will expire on September 19, 2015. Because of constraints established in our Credit Agreement, repurchases may only begin after December 31, 2013. We expect to repurchase Common Stock when prices provide attractive returns on capital. There were no repurchases of Common Stock under a prior authorization during the first nine months of 2013. In September 2013, the Company repurchased at par the remaining $3.6 million of principal amount of the convertible debentures outstanding.
Payment obligations related to acquisitions — A portion of the net assets acquired in the acquisition of Pure Commerce includes a liability for additional purchase price consideration up to 30 million Australian dollars, payable in cash and Euronet Common Stock, based upon achieving certain performance conditions for the twelve month period ending in December 2013. As of September 30, 2013, we estimated that no additional purchase price consideration will be owed to the sellers under this agreement.
Capital expenditures and needs — Total capital expenditures for the first nine months of 2013 were $28.5 million. These capital expenditures were used primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2013 are currently estimated to be approximately $35 million to $40 million.
In the epay Segment, approximately 90,000 of the approximately 636,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financings, will be sufficient to meet our debt, leasing, contingent consideration and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to issue additional debt and/or equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
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
Our Australia, Middle East and U.K. epay businesses have experienced revenue declines as a result of competitive pressures and changes in the distribution strategies of certain mobile operators. Continued competitive pressures in these markets may negatively impact the epay Segment's profitability in the near term and it is possible that the goodwill or acquired intangible assets of these reporting units could become impaired. As of September 30, 2013, the carrying value of goodwill and acquired intangible assets for our Australia, Middle East and U.K. epay reporting units were $12.7 million, $12.3 million and $12.8 million, respectively.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2013, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2013. See also Note 10, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2013, there have been no material changes outside the ordinary course of the Company's business from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2013, our total debt outstanding was $250.1 million. Of this amount, $244.3 million, or 98% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $4.3 million.
The remaining $5.8 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2013 and 2017.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the three- and nine-month periods ended September 30, 2013, 76% and 75% of our revenues, respectively, were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of September 30, 2013, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $45 million to $50 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of September 30, 2013, we had foreign currency forward contracts outstanding with a notional value of $134.2 million, primarily in Australian dollars, euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of two days. The fair value of these forward contracts as of September 30, 2013 was an unrealized gain of $25 thousand, which was partly offset by the unrealized losses on the related foreign currency liabilities.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.
The discussion regarding contingencies in Part I, Item 1 — Financial Statements, Note 12, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.
Currently, there are no other legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated results of operations or financial condition of the Company. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or matter.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as may be updated in our subsequent filings with the SEC, before making an investment decision. Our operations are subject to a number of risks and uncertainties, including the risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
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

101
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statements of Operations (unaudited) for the three- and nine-month periods ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three- and nine-month periods ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine-months ended September 30, 2013 and 2012, and (v) Notes to the Unaudited Consolidated Financial Statements.

_________________________

(1)	Filed herewith.

(2)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2013
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer