Form 10-K
period 2013-12-31
EURONET WORLDWIDE INC
filed 2014-02-27
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ''accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 28, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.5 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 28, 2013.

As of February 26, 2014, the registrant had 50,697,277 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

References in this report to “we,” “our,” “us,” the “Company” and “Euronet” refer to Euronet Worldwide, Inc. and its subsidiaries unless the context requires otherwise.

Business Overview

General Overview

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services.

Core Business Segments

We operate in the following three segments as of December 31, 2013:

The EFT Processing Segment processes transactions for a network of 18,311 ATMs and approximately 68,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services; ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including dynamic currency conversion, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2013, the EFT Processing Segment accounted for approximately 21% of Euronet's consolidated revenues.

The epay Segment provides electronic distribution and processing of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 665,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe and gift card distribution and processing services in most of our markets. Through this segment, we believe we are the world's leading international network for distribution of prepaid mobile airtime. In 2013, the epay Segment accounted for approximately 53% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, mostly under the brand names Ria and AFEX. We offer this service through a network of sending agents and Company-owned stores (mostly in North America and Europe) and via Internet enabled devices at riamoneytransfer.com, disbursing money transfers through a worldwide correspondent network that includes approximately 216,000 locations. In addition to money transfers, we also offer customers bill payment services (mostly in the U.S.), mobile top-up, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, and competitive foreign currency exchange services. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2013, the Money Transfer Segment accounted for approximately 26% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 155 countries. We have nine transaction processing centers, including four in Europe, three in Asia Pacific and two in North America. We also maintain 52 business offices that are located in 38 countries. Our corporate offices are located in Leawood, Kansas, USA.

Historical Perspective

Euronet was established in 1994 as Euronet Bank Access Kft., a Hungarian limited liability company. Operations began in 1995 when we established a processing center in Budapest, Hungary and installed our first ATMs in Hungary, followed by Poland and Germany in 1996. Euronet was reorganized in March 1997, in connection with its initial public offering, and at that time, our operating entities became wholly owned subsidiaries of Euronet Services, Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.

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

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license from the U.K. Financial Services Authority, which allowed Ria to operate under one license and one regulator for all European Economic Area Member States. The license also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. In addition to expanding the money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

2013 Developments

In January 2013, Euronet completed the acquisition of Pure Commerce Pty Limited ("Pure Commerce"), which offers industry leading currency conversion and multi-currency acquiring services to global, local and online merchant acquirers, banks and retailers. Pure Commerce is headquartered in Sydney, Australia, and operates in high foreign card volume locations, primarily in the Asia Pacific region, Europe and the United States.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including dynamic currency conversion, advertising, CRM, prepaid mobile top-up, bill payment, fraud management and foreign remittance payout. We provide these services either through our Euronet-owned ATMs and POS terminals or through contracts under which we operate ATMs and POS terminals on behalf of our customers. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The major source of revenues generated by our ATM network is recurring monthly management fees, transaction-based fees and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management (for credit, debit, prepaid and loyalty cards), prepaid mobile airtime recharge on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece, Bulgaria and Ukraine), the Middle East and Asia Pacific (India, China and Pakistan), as well as certain developed countries of Western Europe. As of December 31, 2013, we operated 18,311 ATMs compared to 17,600 at December 31, 2012. The increase was largely due to growth in India and expansion of our Independent ATM Deployed ("IAD") networks in several Eastern European countries.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 14% as indicated in the following table:

(in millions)	2009	2010	2011	2012	2013
EFT Processing transactions per year	703	794	943	1,164	1,188

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. They operate 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run the Euronet Integrated Transaction Management (“ITM”) software package.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management services to financial institutions, merchants, mobile phone operators and other organizations using our processing centers' electronic financial transaction processing software. Our outsourced management services include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit and debit card databases and other financial processing services. These services include 24-hour monitoring of each ATM's status and cash condition, managing the cash levels in each ATM, coordinating the cash delivery and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, any new outsourced management services agreements should provide additional revenue with lower incremental cost.

Our outsourced management services agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements.

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our internally developed ITM core software solution. The ATMs in our IAD networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and China Union Pay, as well as international ATM networks such as PULSE®. This ability is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.

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

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM. Euronet is generally liable for the cash in the ATM networks.

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

Dynamic Currency Conversion

We offer dynamic currency conversion (“DCC”) over our IAD networks, ATM networks that we operate on an outsourced basis for banks, and over banks' ATM networks or POS devices as a stand-alone service. DCC is a feature of the underlying ATM or POS transaction that is offered to customers completing transactions using a foreign debit or credit card in another country. The customer is offered a choice between two alternatives for the foreign exchange conversion of the funds delivered at ATM or transactions completed through the POS terminal by the transaction acquirer, which result in a pre-defined amount of the customer's local currency being charged to their card, or they may have the transaction converted in the ordinary way, in which the amount of foreign currency is communicated to the card issuing bank and the card issuing bank makes the conversion. In this latter case, the customer generally is not informed of the exchange rate used by the card issuing bank until settlement of the transaction.

When a customer chooses DCC at an ATM or POS device and Euronet acts as the acquirer or processor, we receive all or a portion of the foreign exchange margin on the conversion of the transaction. On our IAD ATMs, Euronet receives the entire exchange margin. On ATMs or POS devices that are operated for banks, or where we offer DCC as a stand-alone service to banks or merchants, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction can substantially increase the amount Euronet earns from the underlying ATM or POS transaction and increase the profitability of those ATMs on which DCC is offered.

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

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. In addition, we follow a supporting strategy to increase the penetration of value added (or complementary) services across our existing customer base, including dynamic currency conversion, advertising, fraud management, bill payment, prepaid top-up, CRM and foreign remittance payout.

Growth opportunities are driven through financial institutions that are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to our customers under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs and POS terminals that we operate under management services agreements and continued development of our credit and debit card outsourcing business should provide continued growth while minimizing our capital investment.

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

Complementary services offered by our epay Segment, where we provide prepaid top-up services through POS terminals, strengthens the EFT Processing Segment's line of services. We will continue to expand our technology and business methods into other markets where we operate and further leverage our relationships with mobile phone operators and financial institutions to facilitate that expansion.

Seasonality

Our EFT Processing business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season and in the second quarter of the year. Additionally, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion, during the third quarter of the fiscal year, coinciding with the tourism season.

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of consolidated total revenues. In India, we have contracts with government-owned banks to provide certain ATM services, including mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India. In Croatia, we lease land and other property for certain ATM sites from companies that are majority-owned by the government. In Pakistan, we have a contract with a government-owned bank to provide software support services.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 665,000 POS terminals across approximately 294,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. We believe we are the world's leading international network for distribution of prepaid mobile airtime (top-up). Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Milan, Italy; and Kansas City, Missouri, USA.

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

Sources of Revenues

The epay Segment generates commissions or processing fees from telecommunications service providers for the sale and distribution of prepaid mobile airtime and from the distribution of electronic payment products referenced in the preceding paragraph.

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

We expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We are continuing to focus on our growing network of distributors, generally referred to as Independent Sales Organizations that contract with retailers in their network to distribute prepaid mobile airtime or other content from their POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, petrol stations, and other larger scale retailers, where we can negotiate agreements with the retailer on a multi-year basis.

epay Products and Services

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific, North America and South America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store, the retailer's electronic cash register (ECR) system, or web-based POS device that is connected to our network to buy prepaid mobile airtime. The customer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer's account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator's toll-free number to activate the purchased airtime to the consumer's mobile account.

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

Non-Mobile Products and Services

Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our epay Segment, additional products include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, bill payment and digital content such as music, games and software. Through our cadooz subsidiary, we also distribute vouchers and physical gifts. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. In 2013, revenues and gross profit from products other than prepaid mobile airtime were approximately 36% and 35%, respectively, of the total for the epay Segment.

Retailer and Distributor Contracts

We provide our prepaid services through POS terminals or web-based POS devices installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate proprietary technology (the U.K., Germany, Australia, Poland, Ireland, New Zealand, Spain, Greece, India, Italy, Brazil and the U.S.), we generally own and maintain the POS terminals. In certain countries in Europe, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for the POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer's registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months' notice.

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

The number of transactions processed on our entire POS network has increased over the last five years at a CAGR of approximately 9% as indicated in the following table:

(in millions)	2009	2010	2011	2012	2013
epay processing transactions per year	777	891	1,064	1,113	1,115

epay Segment Strategy

The global strategy for the epay Segment is to grow market share by defending mature markets, focusing expansion activity in growth markets and adding positive operating income in all other developing markets.

In addition to maintaining and growing market share in prepaid mobile airtime top-up, our growth strategy is achieved through the introduction of new products and content. New product initiatives focus on products outside of prepaid mobile airtime top-up and processing, including gift card malls, prepaid debit cards, transport and digital content, including music, software and games. Strategic execution behind new products includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all of the countries in which we have a presence. Examples of global brands we distribute include iTunes, Google Play and Microsoft products.

Telecommunications companies and other content providers have a substantial opportunity to increase revenues by diversifying the products and services currently offered to their retailers. epay is deploying additional content through its POS network to retailers and distributors all over the world. The reach, capabilities and quality of the epay network are appealing as a global distribution channel. We are one of the largest worldwide multi-country operators, and have a distinct competitive advantage from the existing relationships that we maintain with prepaid content providers and retailers.

Seasonality

The epay business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season.

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of consolidated total revenues. epay has a contract for the technology and distribution infrastructure for six state-owned lotteries in Germany. In addition, epay has contracts with the state of Florida's (USA) Turnpike partners and Queensland Motorways in Australia. In New Zealand, we have a contract with Glo Bug prepaid power to allow customers to purchase prepaid power through various retail locations. Through Glo Bug, we have a contract with Mercury Energy, the power provider, which is a subsidiary of the government-owned enterprise, Mighty River Power. In Germany, cadooz has a contract with Deutsche Bahn, which is majority owned by the German state. We also have a contract for the distribution of mobile airtime with a Saudi company, which is majority owned by the Saudi government. There are no other government contracts in the epay Segment.

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

We believe our size and market share are competitive advantages in many markets. In addition, our platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the mobile operators and retailers. We have begun to introduce new digital products into the marketplace. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market and only distributor of these products.

The principal competitive factors in the epay Segment include price (that is, the level of commission paid to retailers for each transaction), breadth of products and up-time offered on the system. Major retailers with high volumes are in a position to demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile operators are expanding their distribution networks to provide top-up services on-line or via mobile devices, which provides other alternatives for consumers to use.

Money Transfer Segment

Overview

We provide consumer-to-consumer money transfer services through a global network of more than 216,000 locations and our website riamoneytransfer.com. Most of our money transfers are originated through sending agents in approximately 22 countries, with money transfer delivery completed in 135 countries. The initiation of a money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Additionally, our websites allow consumers to send funds online, generally using a credit or debit card, for pay-out directly to a bank account.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our entire network has increased over the last five years at a CAGR of approximately 17% as indicated in the following table:

(in millions)	2009	2010	2011	2012	2013
Money transfer transactions per year	19.1	21.1	24.3	30.7	35.2

Our sending agent network includes a variety of agents, including large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing center for the Money Transfer Segment is located in Buena Park, California, USA, and we operate call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers.

Money Transfer Products and Services

Money Transfer products and services are sold primarily through three channels at agent locations and Company-owned stores: Internet enabled devices at riamoneytransfer.com (“Ria Online”), by phone (“TeleRia”), and card-based over a POS terminal (“Rialink”).

In a Ria Online transaction, customers send funds, generally using a credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

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

Sources of Revenues

Revenues in the Money Transfer Segment are primarily derived through the charging of a transaction fee, as well as a margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. Sending agents and receiving agents each earn fees for cash collection and distribution services. Euronet recognizes these fees as direct operating costs at the time of sale.

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $9.2 billion in money transfers in 2013.

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

Seasonality

Our money transfer business is significantly impacted by seasonality that varies by region. In most of our markets, we experience increased money transfer transaction levels during the month of May and in the fourth quarter of each year, coinciding with various holidays. Additionally, in the U.S. to Mexico corridor, we usually experience our heaviest volume during the May through October timeframe, coinciding with the increase in worker migration patterns and various holidays, and our lowest volumes during the first quarter.

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of consolidated total revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Bangladesh, Benin, Brazil, Bosnia-Herzegovina, Burundi, Cape Verde, China, Costa Rica, Cote d'Ivoire, Croatia, Ecuador, Egypt, Eritrea, Ethiopia, Ghana, Guatemala, Guyana, Hungary, Indonesia, Mali, Mexico, Mongolia, Pakistan, Philippines, Poland, Portugal, Romania, Senegal, Serbia, Slovenia, Togo, Tunisia, Uganda, Ukraine and Vietnam.

Competition

Our primary competitors in the money transfer and bill payment business include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company, MoneyGram International Inc. and others, some of which are larger than us and have greater resources and access to capital for expansion than we do. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and Web-based services. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Product Research, Development and Enhancement

In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services.

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $7.3 million, $5.8 million, and $3.7 million in 2013, 2012 and 2011, respectively. Development costs that were capitalized totaled $4.9 million, $3.9 million and $2.6 million in 2013, 2012 and 2011, respectively.

In our epay Segment, development has focused on expanding the types of electronic payment products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.

In the Money Transfer Segment, development has focused on expanding our services to Internet enabled devices through our riamoneytransfer.com website. This is intended to expand our customer base in existing and new corridors.

Financial Information by Geographic Area

For information on results of operations, property and equipment, and total assets by geographic location, please see Note 16, Business Segment Information, to the Consolidated Financial Statements. Additionally, see Item 1A - Risk Factors, for risk factors related to foreign operations.
Employees

We had approximately 4,100, 3,900 and 3,800 employees as of December 31, 2013, 2012, and 2011, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2013 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products are subject to the Payment Services Directive (“PSD”) as implemented in each European country. The PSD initiative requires a license to be obtained to perform certain defined "payment services" in a European country and such license may be extended throughout the European Economic Area Member States ("Member States") through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have obtained authorization as a payment institution in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K. authorization to thirteen host member states operating under the PSD. Additionally, in the U.K., we have obtained an e-money license. The e-money license allows Euronet to issue e-money and provide the same services as a PSD licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license is currently operating in nine Member States.

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

Escheat Regulations

Our Money Transfer Segment is subject to the unclaimed or abandoned property (i.e., “escheat”) regulations of the United States and certain foreign countries in which we operate. These laws require us to turn over property held by Euronet on behalf of others remaining unclaimed after specified periods of time (i.e., “dormancy” or “escheat” periods). Such abandoned property is generally attributable to the failure of beneficiary parties to claim money transfers or the failure to negotiate money orders, a form of payment instrument. We have policies and programs in place to help us monitor the required information relating to each money transfer or payment instrument for possible eventual reporting to the jurisdiction from which the order was originally received. In the U.S., reporting of unclaimed property by money service companies is performed annually, generally with a due date of on or before November 1. State banking department regulators will typically include a review of Euronet escheat procedures and related filings as part of their examination protocol.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.K. Bribery Act, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world, we face a higher risk associated with FCPA, the U.K. Bribery Act and other similar laws than many other companies and we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act and other similar laws. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. Failure to comply with our policies and procedures and the FCPA and other laws can expose Euronet and/or individual employees to potentially severe criminal and civil penalties. Such penalties could have a material adverse effect on our business, financial condition and results of operations.
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

Executive Officers of the Registrant

The name, age, period of service and position held by each of our Executive Officers as of February 27, 2014 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	57	July 1994	Chairman and Chief Executive Officer
Kevin J. Caponecchi	47	July 2007	President
Rick L. Weller	56	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	59	December 1996	Executive Vice President - General Counsel
Juan C. Bianchi	43	April 2007	Executive Vice President - Managing Director, Money Transfer Segment
Nikos Fountas	50	September 2009	Executive Vice President - Managing Director, Europe EFT Processing Segment
Martin L. Bruckner	38	January 2014	Senior Vice President - Chief Technology Officer

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

MARTIN L. BRUCKNER, Senior Vice President - Chief Technology Officer. Mr. Bruckner has been Senior Vice President and Chief Technology Officer of Euronet since January 2014. Mr. Bruckner joined Euronet in 2007 as head of software development and IT operations for Transact GmbH. In 2009, he was promoted to Chief Technology Officer of Euronet's epay segment. Prior to joining Euronet, Mr. Bruckner established his own IT company called MLB Development GmbH, where he developed software systems for various European companies. Mr. Bruckner has more than 20 years of software development experience and published his first software product (BBS systems) at the age of 15. He received a Doctorate of Law from the University of Rostock and a law degree from the University of Bielefeld.

Availability of Reports, Certain Committee Charters and Other Information

Our Website addresses are www.euronetworldwide.com and www.eeft.com. We make available all Securities and Exchange Commission (“SEC”) public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") on our Websites free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Websites is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC's EDGAR filing system accessible at www.sec.gov.

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Website at www.euronetworldwide.com in the “Investor Relations” section.

Item 1A. Risk Factors

Our operations are subject to a number of risks and uncertainties, including those described below. You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not necessarily organized in order of priority or probability.

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

A substantial portion of our growth has been due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions. Failure to successfully integrate or otherwise realize the anticipated benefits of these acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

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

Our expansion plans and opportunities are focused on four separate areas: (i) our network of owned and operated ATMs and POS devices; (ii) outsourced ATM management contracts; (iii) our prepaid mobile airtime and other electronic payment services; and (iv) our money transfer and bill payment services. The continued expansion and development of our ATM business will depend on various factors including the following:

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

A recessionary economic environment in any of our markets or other outside factors could have a negative impact on mobile phone operators, content providers, retailers and our customers and could reduce the level of transactions, which would, in turn, negatively impact our financial results. If mobile phone operators, content providers and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. Transaction levels have consistently been much higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid products and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. Further, in the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for value added services, including dynamic currency conversion, during the third quarter of the fiscal year; coinciding with the tourism season. As a result, revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year for our EFT Processing Segment. In the Money Transfer Segment, we experience increased transaction levels during the May through October timeframe coinciding with the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic or political instability, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.

Concerns over the slow economic recovery, level of U.S. national debt and structural deficits, European sovereign debt crisis, the U.S. mortgage market, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, content providers, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues.

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

We have a substantial amount of indebtedness. As of December 31, 2013, total liabilities were $959.7 million, of which $188.5 million represents long-term debt obligations, and total assets were $1,598.1 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Our ability to secure additional financing for growth or to refinance any of our existing debt is also dependent upon the availability of credit in the marketplace, which has experienced severe disruptions in the recent past. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may be unable to secure financing for growth or refinance our debt obligations, if necessary.

In the event that we need debt financing in the future, uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

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

All of our existing indebtedness has variable interest rates. As a result, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results of operations.

We may be required to recognize additional impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our results of operations.

Our total assets include approximately $591.5 million, or 37% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2012, we determined that certain goodwill and acquired intangible assets of our epay business in Brazil were impaired and we recorded $28.7 million of non-cash impairment charges. In 2013, we determined that certain goodwill assets of our epay businesses in Australia and Spain were impaired and we recorded $18.4 million of non-cash impairment charges. If operating results in any of our key markets, including Australia, Germany, Greece, the U.S., the U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

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

In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in many of the countries in which we operate have been, and continue to be, substantially revised. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.

Transmittal of data by electronic means and telecommunications is subject to specific regulation in most of the countries in which we operate. Although these regulations have not had a material impact on our business to date, changes in these regulations, including taxation or limitations on transfers of data across national borders, could have a material adverse effect on our business, growth, financial condition or results of operations.

We conduct business in many international markets with complex and evolving tax rules, including value added tax rules, which subjects us to international tax compliance risks.

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our services.

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
Our operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.
Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment and resolve tax disputes. These interactions create a risk that actions may occur that could violate the FCPA or other similar laws.
Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Because we are a multinational company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. Because we operate financial transaction processing networks that offer new products and services to customers, the laws and regulations in the markets in which we operate evolve and are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control regulations, data protection, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.

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

An additional 10.7 million shares of Common Stock, representing 21% of the shares outstanding as of December 31, 2013, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2013, we had 4.1 million and 0.9 million of options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 1.8 million options are vested and exercisable as of December 31, 2013. Approximately 5.7 million of additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.8 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock, which could adversely impact the trading price for our stock.

Of the 5.0 million total options and restricted stock awards outstanding, an aggregate of 3.1 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

epay Segment - We face competition in the epay business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of commissions or to negotiate directly with the mobile phone operators, which may compress our margins. Additionally, certain of our content providers, including mobile phone operators have entered into direct contracts with retailers and/or have developed processing technology that diminishes or eliminates the need for intermediate processors and distributors.

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

With respect to our money transfer business, we conduct the majority of our business through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from consumers and in turn, we collect from the agents the proceeds due to us resulting from the money transfer transactions. Therefore, we have credit exposure to our agents. Additionally, our Company-owned stores transact a significant amount of business in cash. Although we have safeguards in place, cash transactions have a higher exposure to fraud and theft than other types of transactions. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts, or the loss of cash in our stores could have a material adverse effect our business, financial condition and results of operations.

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

The stability and future growth of our EFT Processing Segment depends in part on our ability to sign card acceptance and ATM management agreements with banks and international card organizations. Card acceptance agreements allow our ATMs to accept credit and debit cards issued by banks and international card organizations. ATM management agreements generate service income from our management of ATMs for banks. These agreements are the primary source of revenues in our ATM business.

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

Although we believe that the volume of transactions in developing countries may increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can attempt to improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new, less-developed markets and adding new transactions, including new value added services, to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees paid by international card organizations have declined in certain markets in recent years and competitive factors have required us to reduce the transaction fees we charge customers. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results would be adversely affected.

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

Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases, we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa or MasterCard) or national transaction processing switching networks. If a bankcard association fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such organizations or switching networks to enforce our right of settlement against such banks or card associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business. Moreover, international card associations and issuers of their cards (and, in the case of Visa, member banks) have the ability to change or apply their rules in ways that could negatively impact our business. As an example, DCC is not permitted on certain cards in certain geographic territories, and the scope of such restrictions could be extended. Any such change or application of the rules of international card association rules could materially and adversely affect our business.

Because our business is highly dependent on the proper operation of our computer network and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile phone operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM business also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware and software errors. Transactions in the EFT Processing Segment are processed through our Budapest, Beijing, Mumbai and Karachi processing centers. Transactions in the epay Segment are processed through our Basildon, Martinsried, Milan and Kansas City, Missouri processing centers. Transactions in our Money Transfer Segment are processed through our Buena Park, California processing center. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

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

We are required under certain national laws and the rules of financial transaction switching networks in all of our markets to have ''sponsors'' to operate ATMs and switch ATM transactions. Our failure to secure ''sponsor'' arrangements in any of our markets could prevent us from doing business in that market.

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

Our money transfer services are subject to regulation by the U.S. states in which we operate, by the U.S. federal government and by the governments of the other countries in which we operate. Changes in the laws, rules and regulations of these governmental entities, and our ability to obtain or retain required licensure, could have a material adverse impact on our results of operations, financial condition and cash flow.

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

Our money transfer business relies on consumer confidence in our brands and our ability to provide efficient and reliable money transfer services. A decline in consumer confidence in our business or brands, or in traditional money transfer providers as a means to transfer money, may adversely impact transaction volumes which would, in turn, be expected to adversely impact our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2013, we also have 30 principal offices in Europe, 10 in Asia Pacific, six in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Beijing, China; Mumbai, India; and Karachi, Pakistan. Our processing centers for the epay Segment are located in Basildon, U.K.; Martinsried, Germany; Kansas City, Missouri; and Milan, Italy. Our processing center for the Money Transfer Segment is located in Buena Park, California.

All of our processing centers are leased and have off-site real time backup processing centers that are capable of providing full or partial processing services in the event of failure of the primary processing centers.

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

Currently, there are no other legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated financial statements of the Company. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2013		2012
For the quarters ended	High	Low	High	Low
December 31	$50.00	$39.28	$24.00	$18.46
September 30	$39.98	$31.91	$18.87	$15.97
June 30	$32.85	$25.91	$22.50	$15.91
March 31	$26.48	$22.94	$21.03	$17.50

Dividends

Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.

Holders

At December 31, 2013, we had 49 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2013, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2008 through December 31, 2013 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2008.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0

	2008	2009	2010	2011	2012	2013
Euronet Worldwide Inc.	100.00	189.06	150.22	159.17	203.27	412.14
NASDAQ Stock Market (US Companies)	100.00	143.74	170.17	171.08	202.39	281.91
NASDAQ Financial Index	100.00	104.72	118.91	108.61	130.37	183.49

NOTE: Derived from CRSP NASDAQ Stock Market (US Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2014. Used with permission. All rights reserved.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2013.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by security holders:			5,715,695
Stock option awards	4,067,411	$19.16
Restricted stock unit awards	929,703	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,997,114	$15.60	5,715,695
____________________________
(1) Included in this column is 0.4 million shares remaining under our employee stock purchase plan. During 2013, Euronet issued 44,323 shares to employees under the employee stock purchase plan

Stock Repurchases

During the fourth quarter of 2013, Euronet did not repurchase any shares of Common Stock. At December 31, 2013, the maximum number of shares that could be purchased by of Euronet under our share buyback program was $100 million in value or 5 million shares. Through February 26, 2014, there were no repurchases of Common Stock.

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2013	2012	2011	2010	2009
Income statement data:
Revenues	$1,413,169	$1,267,601	$1,161,304	$1,038,269	$1,032,694
Operating expenses (1)	1,229,705	1,145,429	1,021,710	975,504	904,406
Depreciation and amortization	65,053	64,167	60,457	57,496	56,023
Operating income (1)	118,411	58,005	79,137	5,269	72,265
Other expenses, net	(3,532)	(11,613)	(18,197)	(21,748)	(17,026)
Income from unconsolidated affiliates	206	942	1,852	1,461	1,934
Income (loss) from continuing operations before income taxes	115,085	47,334	62,792	(15,018)	57,173
Income tax (expense) benefit	(27,732)	(26,937)	(24,704)	(22,899)	(25,836)
Income (loss) from continuing operations	$87,353	$20,397	$38,088	$(37,917)	$31,337
Earnings (loss) per share from continuing operations:
Basic	$1.76	$0.41	$0.73	$(0.75)	$0.59
Diluted	$1.69	$0.40	$0.71	$(0.75)	$0.58
Balance sheet data (at period end):
Assets	$1,598,115	$1,551,536	$1,506,329	$1,409,372	$1,412,679
Debt obligations, long-term portion	188,510	286,703	161,694	286,105	320,283
Capital lease obligations, long-term portion	2,872	4,589	4,249	2,363	1,997
Summary network data
Number of operational ATMs at end of period	18,311	17,600	14,224	10,786	9,720
EFT processing transactions during the period (millions)	1,188	1,164	943	794	703
Number of operational prepaid processing POS terminals at end of period (rounded)	665,000	680,000	615,000	563,000	498,000
Prepaid processing transactions during the period (millions)	1,115	1,113	1,064	891	777
Money transfer transactions during the period (millions)	35.2	30.7	24.5	21.1	19.1
___________________

(1)
The results of 2013, 2012, 2010, and 2009 include non-cash charges related to impairment of goodwill and acquired intangible assets of $18.4 million, $28.7 million, $70.9 million, and $9.9 million, respectively. Additionally, in 2013 results include a $19.3 million non-cash acquisition-related contingent consideration gain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview, Geographic Locations and Principal Products and Services
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 18,311 ATMs and approximately 68,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 665,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents, Company-owned stores (primarily in North America and Europe) and via the Company's website (at riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 216,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services.

We have four processing centers in Europe, three in Asia Pacific and two in North America. We have 30 principal offices in Europe, 10 in Asia Pacific, six in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency spreads. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 21% of total consolidated revenues for the year ended December 31, 2013, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 53% of total consolidated revenues for the year ended December 31, 2013, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 26% of total consolidated revenues for the year ended December 31, 2013, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents, Company-owned stores, primarily in North America and Europe, and our riamoneytransfer.com website, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
Corporate Services, Eliminations and Other — In addition to operating in our principal operating segments described above, our “Corporate Services, Eliminations and Other” category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including share-based compensation expense. These services are not directly identifiable with our reportable operating segments.

Opportunities and Challenges

Our expansion plans and opportunities are focused on six primary areas:

•	signing new outsourced ATM and POS terminal management contracts and adding ATMs to our network;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	expanding value added services in our EFT Processing Segment, including the sale of dynamic currency conversion services to banks and retailers;

•	expanding our epay processing network and portfolio of electronic payment products;

•	expanding our money transfer and bill payment network; and

•	developing our credit and debit card outsourcing business.
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

•	our ability to maintain and renew existing agreements, and to negotiate new agreements in additional markets with mobile operators, content providers, agent financial institutions and retailers;

•	our ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to take advantage of cross-selling opportunities with our EFT and Money Transfer Segments, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we grow organically. Competition among prepaid mobile airtime distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (growth in electronic payment products, expansion of our network of retailers and access to all mobile operators' products) remain present.

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

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among immigrant workers and the unbanked population in our markets;

•	our ability to maintain our agent and correspondent networks;

•	our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	the ability to grow our online money transfer services;

•	the ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	our ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through Ria’s stores and agents worldwide;

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

Segment Revenues and Operating Income For The Years Ended December 31, 2013, 2012 and 2011

	Revenues			Operating Income
(in thousands)	2013	2012	2011	2013	2012	2011
EFT Processing	$296,240	$237,948	$199,249	$81,350	$44,408	$33,208
epay	748,680	714,125	677,051	39,461	19,501	56,774
Money Transfer	370,365	316,135	285,299	31,095	24,623	17,126
Total	1,415,285	1,268,208	1,161,599	151,906	88,532	107,108
Corporate services and eliminations	(2,116)	(607)	(295)	(33,495)	(30,527)	(27,971)
Total	$1,413,169	$1,267,601	$1,161,304	$118,411	$58,005	$79,137

Summary

Our annual consolidated revenues increased by 11% for 2013 compared to 2012 and by 9% for 2012 compared to 2011.
The increase in revenues for 2013 was primarily due to an increase in the number of ATMs under management, along with an increase in demand for dynamic currency conversion ("DCC") and other value added services, in our EFT Processing Segment, an increase in the number of transactions processed by our epay subsidiaries in the U.S. and Germany, an increase in the number of money transfers processed and the impact of the results of the acquired businesses of ezi-pay Limited ("ezi-pay") since November 2012 and Pure Commerce Pty Limited ("Pure Commerce") since January 2013. These increases were partly offset by a decrease in the number of prepaid transactions processed in Australia and the U.K. and a decrease in the average commission earned per prepaid transaction in Brazil.
The increase in revenues for 2012 was primarily due to an increase in ATMs under management, along with an increase in demand for DCC and other value added services, in our EFT Processing Segment, an increase in the number of transactions processed by our epay subsidiaries in the U.S. and Germany, an increase in the number of money transfers processed and the impact of full year results from the acquisition of cadooz (located in Germany) in September 2011. These increases were partly offset by a decrease in the number of prepaid transactions processed in Australia, Brazil and Spain, a decrease in the average commission earned per prepaid mobile transaction in the U.K. and the impact of the weaker foreign currencies.
Our operating income for 2013 and 2012 includes non-cash goodwill and intangible asset impairment charges of $18.4 million and $28.7 million, respectively, as discussed in Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements. Additionally, operating income for 2013 includes a $19.3 million acquisition-related contingent consideration gain, as discussed in Note 17, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements. Excluding the impairment charges and the contingent consideration gain, our operating income increased by 35% for 2013 compared to 2012 and 10% for 2012 compared to 2011.
Excluding the impairment charges and contingent consideration gain, the remaining increase for 2013 was primarily due to the increase in ATMs under management, along with the increase in demand for DCC and other value added services, the increase in the number of prepaid transactions processed in the U.S. and Germany, the increase in the number of money transfer transactions processed and the acquisition of ezi-pay. These increases were partly offset by the decrease in revenues at our epay subsidiary in Australia.
Excluding the impairment charges, the remaining increase for 2012 was primarily due to the increase in ATMs under management, along with the increase in demand for DCC and other value added services, the increase in the number of transactions processed by our epay subsidiaries in the U.S. and Germany, the increase in the number of money transfers processed and the impact of full year results from the acquisition of cadooz. These increases were partly offset by the decrease in revenues at our epay subsidiaries in Australia, Brazil and Spain and the impact of the weaker foreign currencies.
Net income attributable to Euronet for 2013, 2012 and 2011 was $88.0 million, or $1.69 per diluted share, $20.5 million, or $0.40 per diluted share, and $37.0 million, or $0.71 per diluted share, respectively.

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, our consolidated operating income for 2013 was not significantly influenced by the changes in foreign currency exchange rates when compared to 2012. However, we estimate that our consolidated operating income for 2012 was approximately 6% higher when compared to 2011 as a result of changes in foreign currency exchange rates. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2013 and 2012, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,			2013 Increase (Decrease) Percent	2012 Decrease Percent

Currency	2013	2012	2011
Australian dollar	$0.9677	$1.0357	$1.0329	(7)%	n/m
Brazilian real	$0.4654	$0.5143	$0.5993	(10)%	(14)%
British pound	$1.5645	$1.5852	$1.6042	(1)%	(1)%
euro	$1.3284	$1.2862	$1.3923	3%	(8)%
Hungarian forint	$0.0045	$0.0045	$0.0050	n/m	(11)%
Indian rupee	$0.0172	$0.0188	$0.0215	(9)%	(13)%
Polish zloty	$0.3170	$0.3080	$0.3395	3%	(9)%
___________________
n/m - Not meaningful.

Comparison of Operating Results For The Years Ended December 31, 2013, 2012 and 2011 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase Percent
(dollar amounts in thousands)	2013	2012
Total revenues	$296,240	$237,948	$58,292	24%
Operating expenses:
Direct operating costs	141,381	114,826	26,555	23%
Salaries and benefits	40,150	32,784	7,366	22%
Selling, general and administrative	23,141	20,628	2,513	12%
Acquisition-related contingent consideration gain	(19,319)	—	(19,319)	n/m
Depreciation and amortization	29,537	25,302	4,235	17%
Total operating expenses	214,890	193,540	21,350	11%
Operating income	$81,350	$44,408	$36,942	83%
Transactions processed (millions)	1,188	1,164	24	2%
ATMs as of December 31	18,311	17,600	711	4%
Average ATMs	17,764	16,692	1,072	6%
___________________
n/m - Not meaningful.

Revenues
Our revenues for 2013 increased when compared to 2012, primarily due to an increase in the number of ATMs under management, an increase in transactions processed on brown label ATMs in India, an increase in demand for dynamic currency conversion ("DCC") and other valued added services on our ATMs under management and the impact of DCC revenues earned on POS devices from our acquisition of Pure Commerce in January 2013.
Average monthly revenues per ATM were $1,390 for 2013 compared to $1,188 for 2012. Revenues per transaction were $0.25 for 2013 compared to $0.20 for 2012. These increases were primarily the result of revenue growth from DCC and other value added services, both of which earn higher revenues per transaction than other ATM services and the cancellation of an ATM driving and managed services contract in India. The revenues per ATM and per transaction earned under the canceled contract were significantly lower than other ATM services.
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
We offer DCC over our Independent ATM Deployed networks, ATM networks that we operate on an outsourced basis for banks, and over ATM networks or POS devices as a stand-alone service. On ATMs or POS devices that are operated for banks, or where we offer DCC as a stand-alone service to banks or merchants, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction can substantially increase the amount Euronet earns from the underlying ATM or POS transaction and increase the profitability of those ATMs on which DCC is offered.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications and the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses. Direct operating costs increased for 2013 compared to 2012 primarily due to the increase in the number of ATMs under management, the acquisition of Pure Commerce and the increase in the number of transactions processed on brown label ATMs.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $154.9 million for 2013 compared to $123.1 million for 2012. This increase was primarily due to growth in revenues from DCC and other value added services, including revenues from DCC earned on POS devices related to our acquisition of Pure Commerce and the increase in ATMs under management. Gross profit as a percentage of revenues (“gross margin”) increased to 52.3% for 2013 from 51.7% for 2012, primarily due to the increase in revenues from DCC and other value added services discussed above, both of which earn a higher gross profit than other services.
Salaries and benefits
The increase in salaries and benefits for 2013 compared to 2012 was primarily due to adding employees to support the growth in ATMs under management, along with the impact of our acquisition of Pure Commerce. As a percentage of revenues, these costs decreased slightly to 13.6% for 2013 from 13.8% for 2012.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2013 compared to 2012 was primarily due to the impact of our acquisition of Pure Commerce and costs incurred to support the growth in ATMs under management. As a percentage of revenues, selling, general and administrative expenses decreased to 7.8% for 2013 from 8.7% for 2012, primarily due to the increase in revenues from DCC and value added services discussed above, which require minimal incremental support costs.

Acquisition-related contingent consideration gain
Euronet adjusted to fair value the acquisition-related contingent consideration liability related to Pure Commerce, based on its assessment that the performance targets for gross profit and EBITDA would not be met. The change in fair value resulted in the recognition of a $19.3 million gain (see further discussion in Note 17, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements).
Depreciation and amortization
Depreciation and amortization expense increased for 2013 compared to 2012 primarily due to the amortization of acquired intangible assets related to Pure Commerce and the increase in ATMs under management discussed above, partly offset by certain software assets becoming fully amortized during 2013. As a percentage of revenues, depreciation and amortization expense decreased to 10.0% for 2013 from 10.6% for 2012, primarily due to the increase in revenues from DCC and other value added services discussed above, which require minimal incremental support costs.
Operating income
Operating income increased for 2013 compared to 2012, primarily due to the acquisition-related contingent consideration gain, an increase in the number of ATMs under management, an increase in the number of transactions processed on brown label ATMs in India and growth in revenues earned from DCC and other value added services, partly offset by the increase in amortization expense. Excluding the acquisition-related contingent consideration gain, operating income as a percentage of revenues (“operating margin”) for 2013 was 20.9% compared to 18.7% for 2012 and operating income per transaction increased to $0.05 for 2013 from $0.04 for 2012. These increases were primarily due to the growth in revenues earned from DCC and other value added services on our ATMs under management, partly offset by the increase in amortization expense.

2012 Compared to 2011

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2012	2011	Increase Amount	Increase Percent

Total revenues	$237,948	$199,249	$38,699	19%
Operating expenses:
Direct operating costs	114,826	95,739	19,087	20%
Salaries and benefits	32,784	29,487	3,297	11%
Selling, general and administrative	20,628	19,798	830	4%
Depreciation and amortization	25,302	21,017	4,285	20%
Total operating expenses	193,540	166,041	27,499	17%
Operating income	$44,408	$33,208	$11,200	34%
Transactions processed (millions)	1,164	943	221	23%
ATMs as of December 31	17,600	14,224	3,376	24%
Average ATMs	16,692	12,114	4,578	38%
Revenues
Our revenues for 2012 increased when compared to 2011, primarily due to an increase in the number of ATMs under management, including those added from 2011 acquisitions, an increase in demand for DCC and other value added services and the acquisition of the remaining 51% of Euronet Middle East W.L.L in January 2012. These increases were partly offset by the impact of the weaker foreign currencies.

Average monthly revenues per ATM were $1,188 for 2012 compared to $1,371 for 2011. Revenues per transaction were $0.20 for 2012 compared to $0.21 for 2011. These decreases were primarily the result of ATM and transaction growth in India and Pakistan, where revenues per ATM and revenues per transaction are generally lower than those in Europe, and the impact of the weaker foreign currencies. These decreases were partly offset by revenues growth from DCC and other value added services, which earn higher revenues per transaction than other ATM transactions.
Direct operating costs
Direct operating costs increased for 2012 compared to 2011 primarily due to an increase in the number of ATMs under management discussed above, partly offset by the impact of weaker foreign currencies.
Gross profit
Gross profit was $123.1 million for 2012 compared to $103.5 million for 2011. This increase was primarily due to the increase in the number of ATMs under management, growth in revenues from DCC and other value added services for which we earn a higher gross profit than other services and the acquisition of the remaining 51% of Euronet Middle East W.L.L. These increases were partly offset by the impact of the weaker foreign currencies. Gross margin decreased slightly to 51.7% for 2012 from 52.0% for 2011.
Salaries and benefits
The increase in salaries and benefits for 2012 compared to 2011 was primarily due to adding employees to support the growth in ATMs under management discussed above, the acquisition of the remaining 51% of Euronet Middle East W.L.L and increased bonus expense in certain countries for 2012, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, these costs decreased to 13.8% for 2012 from 14.8% for 2011. This decrease was primarily due to the growth in revenues earned from DCC and value added services, which require minimal incremental support costs.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2012 compared to 2011 was primarily due to increased operating costs to support growth in the business, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 8.7% for 2012 from 9.9% for 2011. This decrease resulted from growth in revenues from value added services, which require minimal incremental support costs.
Depreciation and amortization
Depreciation and amortization expense increased for 2012 compared to 2011 primarily due to the increase in ATMs under management discussed above and the amortization of intangible assets related to the acquisition of the remaining 51% of Euronet Middle East W.L.L., partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, depreciation and amortization expense increased slightly to 10.6% for 2012 from 10.5% for 2011.
Operating income
Operating margin for 2012 was 18.7% compared to 16.7% for 2011. The increase in operating income and operating margin in 2012 compared to 2011 was primarily due to the increase in ATMs under management, growth in revenues from DCC and other value added services, which require minimal incremental support costs, and the acquisition of the remaining 51% of Euronet Middle East W.L.L. These increases were partly offset by the impact of the weaker foreign currency. Operating income per transaction was unchanged at $0.04 for both 2012 and 2011, reflecting the increase in revenues from DCC and other value added services, partly offset by transaction growth in India and Pakistan.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2013	2012
Total revenues	$748,680	$714,125	$34,555	5%
Operating expenses:
Direct operating costs	575,787	548,390	27,397	5%
Salaries and benefits	57,251	53,399	3,852	7%
Selling, general and administrative	41,000	44,496	(3,496)	(8)%
Goodwill and acquired intangible assets impairment	18,425	28,740	(10,315)	n/m
Depreciation and amortization	16,756	19,599	(2,843)	(15)%
Total operating expenses	709,219	694,624	14,595	2%
Operating income	$39,461	$19,501	$19,960	102%
Transactions processed (millions)	1,115	1,113	2	n/m
_____________________
n/m - Not meaningful.

Revenues
The increase in revenues for 2013 compared to 2012 was primarily due to an increase in the number of prepaid mobile transactions processed in the U.S., increased demand for non-mobile products in Germany, an increase in voucher redemptions and physical gift fulfillments at our cadooz subsidiary and the impact of our acquisition of ezi-pay in November 2012. These increases were partly offset by revenue declines in Australia, Brazil and the U.K. The decrease in revenues for Australia and the U.K. were the result of increased competitive pressures and certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels. The decrease in revenues for Brazil was primarily due to a decrease in the average commission earned per transaction.
We expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.67 for 2013 and $0.64 for 2012. This increase was primarily due to an increase in revenues at our cadooz subsidiary, where revenues are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value, and the impact of a decrease in the number transactions processed at our ATX subsidiary. This increase was partly offset by growth in the number of transactions processed in India, where revenues per transaction are considerably lower than average and a decrease in the average commission earned in Brazil. At our ATX subsidiary, we provide only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals. Therefore, the revenues we recognize from these transactions are a fraction of those recognized on average transactions, but with strong contribution to gross profit.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the growth in transactions processed in the U.S. and Germany, increased voucher redemptions and physical gifts fulfilled at our cadooz subsidiary, increased commissions costs in Brazil and the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in the number of transactions processed in Australia and the U.K.

Gross profit
Gross profit, which represents revenues less direct costs, was $172.9 million for 2013 compared to $165.7 million for 2012. The increase in gross profit was primarily due to the increase in transactions processed in Germany (mainly from increased demand for non-mobile products), the U.S. and at our cadooz subsidiary, along with the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in transactions processed in Australia and the U.K., and the increase in commission costs in Brazil, as a result of a larger percentage of transactions being conducted through large retailers. Gross margin decreased slightly to 23.1% for 2013 from 23.2% for 2012. Gross profit per transaction increased to $0.16 for 2013 from $0.15 for 2012, primarily due to the increase of non-mobile transactions discussed above.
Salaries and benefits
The increase in salaries and benefits for 2013 compared to 2012 was primarily due to an increase in staff in Germany and the U.S. to support the increases in transactions processed, the impact of our acquisition of ezi-pay and the full year impact of costs in Russia and Turkey. These increases were partly offset by a decrease in salaries and benefits in Australia and Brazil in response to a decrease in revenues. As a percentage of revenues, salaries and benefits increased slightly to 7.6% for 2013 from 7.5% for 2012.
Selling, general and administrative
The decrease in selling, general and administrative expenses for 2013 compared to 2012 was primarily due to a decrease in professional fees and bad debt expense, partly offset by the impact of our acquisition of ezi-pay. As a percentage of revenues, these expenses decreased to 5.5% for 2013 from 6.2% for 2012, primarily due to the decreases in revenues in Australia, Brazil, and the U.K., along with the decrease in professional fees and bad debt expense.
Goodwill and acquired intangible asset impairment
During the fourth quarter of 2013, epay Australia and epay Spain recorded non-cash charges for impairment of goodwill of $12.3 million and $6.1 million, respectively (see further discussion in Note 8, Goodwill and Acquired Intangible Assets, Net to the Consolidated Financial Statements).
The goodwill impairment charge in Australia was the result of continuing declines in the demand for mobile top-up services, caused by certain large retailers (which have a significant share of the retail market) negotiating direct agreements with two mobile operators and certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels. In Spain, the goodwill impairment charge was the result of the longer term effect of poor economic conditions, including continued high levels of unemployment and increased competitive pressures. In response to the business challenges in Australia and Spain, the Company has continued to sell additional products and services to mobile operators and develop strategies to increase the distribution of other prepaid products. However, in the fourth quarter of 2013, the Company concluded that while future cash flows from existing agreements with mobile operators and from the launch of new products would likely grow steadily over time, the growth would not add the level of cash flows previously forecasted. Based upon these revised future cash flow forecasts, the Company concluded that the resulting valuations were not sufficient to support the goodwill carrying values of epay Australia and epay Spain. Therefore, the impairment charges were recorded in the period.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for 2013 compared to 2012. As a percentage of revenues, these expenses decreased to 2.2% for 2013 from 2.7% for 2012. These decreases were the result of certain acquired intangible assets becoming fully amortized during 2012 and the first quarter of 2013, partly offset by the impact of our acquisition of ezi-pay.
Operating income
Operating income for 2013 and 2012 includes non-cash goodwill and intangible asset impairment charges of $18.4 million and $28.7 million, respectively. Excluding the impairment charges, operating income was $57.9 million for 2013 and $48.2 million for 2012. This increase was primarily due to the growth in transactions processed in Germany, the U.S., and at our cadooz subsidiary, along with the operating income from the acquisition of ezi-pay and the decrease in amortization expense, professional fees and bad debt expense. These increases were partly offset by declines in revenues and transactions processed in Australia and increased commission costs in Brazil. Excluding the impairment charges, operating margin was 7.7% for 2013 compared to 6.8% for 2012 and operating income per transaction was $0.05 for 2013 compared to $0.04 for 2012. These increases were primarily due to the increases in revenues discussed above, along with the decrease in amortization expense, professional fees, and bad debt expense, partly offset by increased commission costs in Brazil.

2012 Compared to 2011

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Year-over-Year Change
	2012	2011	Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)
Total revenues	$714,125	$677,051	$37,074	5%
Operating expenses:
Direct operating costs	548,390	514,429	33,961	7%
Salaries and benefits	53,399	48,386	5,013	10%
Selling, general and administrative	44,496	38,711	5,785	15%
Goodwill impairment	28,740	—	28,740	n/m
Depreciation and amortization	19,599	18,751	848	5%
Total operating expenses	694,624	620,277	74,347	12%
Operating income	$19,501	$56,774	$(37,273)	(66)%
Transactions processed (millions)	1,113	1,064	49	5%
_____________________
n/m - Not meaningful.

Revenues
The increase in revenues for 2012 compared to 2011 was primarily due to the increase in the number of prepaid mobile transactions processed in the U.S., increased demand for non-mobile products in Germany and the impact of our acquisition of cadooz in September 2011. These increases were partly offset by revenue declines in Australia, Brazil, Spain and the U.K, and the impact of the weaker foreign currencies. The decrease in revenues in Australia was caused by certain large retailers entering into direct agreements with two mobile operators during the second half of 2011. The decrease in revenues in Brazil was caused by certain mobile operators modifying their distribution strategies beginning in the fourth quarter of 2011. The revenue declines in Spain and the U.K. were mostly driven by economic and competitive pressures and lower cost calling plans.
Revenues per transaction were unchanged at $0.64 for both 2012 and 2011, resulting from an increase in revenues per transaction, primarily due to the impact of the cadooz transactions, which are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value, offset by a decrease in revenues per transaction in Australia, Brazil, Spain and the U.K. for the reasons discussed above, growth in transactions at our ATX subsidiary and the impact of weaker foreign currencies.
Direct operating costs
The increase in direct operating costs was primarily due to the growth in transactions processed in the U.S. and Germany as well as the impact of our acquisition of cadooz, partly offset by the decrease in the number of transactions processed in Australia, Brazil and Spain, and the impact of the weaker foreign currencies.
Gross profit
Gross profit was $165.7 million for 2012 compared to $162.6 million for 2011. The increase in gross profit was primarily due to increased transaction volumes in the U.S. and Germany and the impact of our acquisition of cadooz. These increases were partly offset by a decline in transaction volumes in Australia, Brazil and Spain and the impact of the weaker foreign currencies. Gross margin decreased to 23.2% for 2012 from 24.0% for 2011, primarily due to the impact of the cadooz revenues, which are recorded at gross value but have lower gross margins and the decreases in revenues in certain markets discussed above. Gross profit per transaction remained unchanged at $0.15 for both 2012 and 2011.

Salaries and benefits
The increase in salaries and benefits for 2012 compared to 2011 was primarily due to the impact of our acquisition of cadooz and an increase in staff in Germany, primarily to support the increased demand for non-mobile products. These increases were partly offset by decreases in salaries and benefits in Brazil and the U.K. in response to declines in revenues and the impact of the weaker foreign currencies. As a percentage of revenues, salaries and benefits increased to 7.5% for 2012 from 7.1% for 2011. This increase was primarily due to the impact of our acquisition of cadooz.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2012 compared to 2011 was primarily due to the impact of our acquisition of cadooz, increased bad debt expense in Spain and Australia, and increased expenses in Germany as a result of the growth in non-mobile transaction volume and revenues. These increases were partly offset by decreases in selling, general and administrative in Australia and Brazil in response to declines in revenues and the impact of the weaker foreign currencies. As a percentage of revenues, these expenses increased to 6.2% for 2012 from 5.7% for 2011, primarily due to the decreases in revenues in Australia, Brazil, and Spain, along with an increase in bad debt expense during 2012.
Goodwill and acquired intangible asset impairment
During the fourth quarter of 2012, epay Brazil recorded a non-cash charge for impairment of goodwill and acquired intangible assets (specifically customer relationship assets) of $23.5 million and $5.2 million, respectively (see further discussion in Note 8, Goodwill and Acquired Intangible Assets, Net to the Consolidated Financial Statements).
The initial factor contributing to the impairment charges was changes in certain mobile operators' distribution strategies throughout 2012. These changes limited our ability to distribute certain mobile operators' products in certain markets and had a negative impact on epay Brazil's 2012 results. While the changes affected the 2012 results, we continued to negotiate alternative arrangements with the mobile operators in order to regain profitability in Brazil. In the fourth quarter of 2012, we determined that these negotiations were not likely to result in arrangements that would restore our profitability from those products in the future.
While these distribution changes were occurring, we were also establishing plans to introduce other electronic payment products in the Brazilian market which was expected to increase profitability. As the plans became more concrete in the fourth quarter of 2012, our assessment was that the added profitability from these new products would likely grow steadily over time, but would not add significant earnings as quickly as originally projected.
Simultaneously with the changes in the mobile operators' distribution strategies, epay Brazil undertook efforts to align costs with revenues. While significant progress was made in reducing costs during 2012, the extent of that progress was constrained by the investments needed to launch the new electronic payment products. In the fourth quarter of 2012, the revised cost structure, which aligns costs with the decreased mobile revenues and supports the new products, was solidified and resulted in cost savings which were less than initially expected.
Further, the changes in the mobile operators' distribution strategies accelerated efforts to pursue other distribution channels. In the fourth quarter of 2012, epay Brazil acquired new partners in these other channels which provided insight to the profit potential of these channels. The Company's assessment of the opportunity in these channels was that while these channels are expected to be profitable, they are not likely to have profit margins as great as the ones lost with the changes in mobile operators' distribution strategies previously discussed.
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
Depreciation and amortization
Depreciation and amortization expense increased for 2012 compared to 2011 mainly due to the impact of our acquisition of cadooz, including amortization of acquired intangible assets, and improvements to our network platform. These increases were partly offset by decreased expenses in markets where acquired intangible assets became fully amortized, as well as the impact of the weaker foreign currencies. As a percentage of revenues, these expenses decreased slightly to 2.7% for 2012 from 2.8% for 2011.

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
Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2013	2012
Total revenues	$370,365	$316,135	$54,230	17%
Operating expenses:
Direct operating costs	177,783	149,397	28,386	19%
Salaries and benefits	88,222	75,540	12,682	17%
Selling, general and administrative	54,870	47,673	7,197	15%
Depreciation and amortization	18,395	18,902	(507)	(3)%
Total operating expenses	339,270	291,512	47,758	16%
Operating income	$31,095	$24,623	$6,472	26%
Transactions processed (millions)	35.2	30.7	4.5	15%
Revenues
The increase in revenues for 2013 compared to 2012 was primarily due to an increase in the number of transactions processed and growth in revenues from other products such as mobile top-up, check cashing, bill payment and money order transactions. The increase in transactions processed was driven by a 17% increase in money transfers, including a 19% increase in transfers from the U.S. and 14% increase in transfers from non-U.S. markets for 2013 compared to 2012. The increase in the number of money transfers processed from both the U.S. and non-U.S. markets was due to the expansion of our agent and correspondent payout networks.
Revenues per transaction increased to $10.52 for 2013 from $10.30 for 2012. The increase was primarily due to the growth rate of money transfer transactions, which earn higher revenues per transaction than non-money transfer services and the impact of the euro strengthening against the U.S. dollar, partly offset by a shift in the percentage of transactions processed to U.S. locations, which earn lower revenues per transaction than non-U.S. locations.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees and cash handling costs. The increase in direct operating costs in 2013 compared to 2012 was primarily due to the growth in the number of transactions processed.

Gross profit
Gross profit, which represents revenues less direct costs, was $192.6 million for 2013 compared to $166.7 million for 2012. The increase in gross profit was primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions. Gross margin was 52.0% for 2013 compared to 52.7% for 2012. This decrease was primarily due to an increase in the percentage of money transfer transactions processed at U.S. locations during 2013, which earn lower revenues and gross profit per transaction than non-U.S. locations.
Salaries and benefits
The increase in salaries and benefits for 2013 compared to 2012 was primarily due to an increase in headcount to support the expansion of our operations both in the U.S and internationally and support costs incurred to launch our on-line money transfer service. As a percentage of revenues, salaries and benefits decreased slightly to 23.8% for 2013 from 23.9% for 2012.
Selling, general and administrative
Selling, general and administrative expenses increased for 2013 compared to 2012, primarily due to an increase in professional fees and legal expenses and increased expenditures we incurred to support expansion of our operations and products, both in the U.S. and internationally. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 14.8% for 2013 from 15.1% for 2012. This decrease was primarily due to the growth of money transfer revenues exceeding the incremental required support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2013, depreciation and amortization expense decreased compared to 2012 as the impact of the increased capital expenditures was more than offset by certain acquired intangible assets becoming fully amortized during the first quarter of 2013. As a percentage of revenues, depreciation and amortization expense decreased to 5.0% for 2013 from 6.0% for 2012, primarily due to the decrease in amortization expense combined with the increase in revenues.
Operating income
Operating income increased by $6.5 million for 2013 compared to 2012, primarily due to the growth in transactions processed and the decrease in amortization expense. These increases were partly offset by the increase in professional fees and legal expenses. As a result, operating margin increased to 8.4% for 2013 from 7.8% for 2012 and operating income per transaction increased to $0.88 for 2013 from $0.80 for 2012. The increase in operating income per transaction was also due to the impact of the euro strengthening against the U.S. dollar.

2012 Compared to 2011

The following table presents the results of operations for the years ended December 31, 2012 and 2011 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
	2012	2011	Increase (Decrease)Amount	Increase (Decrease)Percent
(dollar amounts in thousands)
Total revenues	$316,135	$285,299	$30,836	11%
Operating expenses:
Direct operating costs	149,397	130,783	18,614	14%
Salaries and benefits	75,540	70,603	4,937	7%
Selling, general and administrative	47,673	46,441	1,232	3%
Depreciation and amortization	18,902	20,346	(1,444)	(7)%
Total operating expenses	291,512	268,173	23,339	9%
Operating income	$24,623	$17,126	$7,497	44%
Transactions processed (millions)	30.7	24.5	6.2	25%

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
Gross profit
Gross profit was $166.7 million for 2012 compared to $154.5 million for 2011. The increase was primarily due to the growth in revenues discussed above, partly offset by the impact of weaker foreign currencies. Gross margin was 52.7% for 2012 compared to 54.2% for 2011. The decline was primarily due to the increase in the number of non-money transfer transactions, which generate lower revenues and margin per transaction than money transfers.
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
Selling, general and administrative
Selling, general and administrative expenses increased for 2012 compared to 2011, primarily as a result of the increased expenses we incurred to support expansion of our company-owned locations and the increase in money transfers processed, partly offset by the impact of the weaker foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 15.1% for 2012 from 16.3% for 2011. This decrease was primarily due to the growth in non-money transfer services discussed above, which did not require similar increases in support cost.
Depreciation and amortization
For 2012, depreciation and amortization expense decreased compared to 2011 as the impact of the increased capital expenditures was more than offset by certain acquired intangible assets becoming fully amortized during 2011 and 2012. As a percentage of revenues, depreciation and amortization expense decreased to 6.0% for 2012 from 7.1% for 2011, primarily due to the decrease in depreciation and amortization discussed above combined with the increase in revenues.
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

Corporate Services

The components of Corporate Services' operating expenses for 2013, 2012 and 2011 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2013	2012	2011	2013 Increase Percent	2012 Increase Percent
Salaries and benefits	$22,621	$22,332	$19,998	1%	12%
Selling, general and administrative	10,509	7,831	7,630	34%	3%
Depreciation and amortization	365	364	343	n/m	6%
Total operating expenses	$33,495	$30,527	$27,971	10%	9%
___________________
n/m - Not meaningful.
Corporate operating expenses
Overall, operating expenses for Corporate Services increased 10% for 2013 compared to 2012, primarily due to an increase in selling, general and administrative expenses. This increase was primarily due to an increase in professional fees and legal contingency accruals.
Overall, operating expenses for Corporate Services increased 9% for 2012 compared to 2011, primarily due to an increase in salaries and benefits. This increase was primarily the result of higher share-based compensation and bonus expense due to improved results relative to the respective incentive compensation performance targets.
Other Expense, Net

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2013	2012	2011	2013 Decrease Percent	2012 Decrease Percent
Interest income	$1,998	$3,993	$5,749	(50)%	(31)%
Interest expense	(10,139)	(19,653)	(21,385)	(48)%	(8)%
Income from unconsolidated affiliates	206	942	1,852	(78)%	(49)%
Other gains, net	2,398	4,146	1,000	n/m	n/m
Loss on early retirement of debt	—	—	(1,899)	n/m	n/m
Foreign currency exchange gain (loss), net	2,211	(99)	(1,662)	n/m	n/m
Other expense, net	$(3,326)	$(10,671)	$(16,345)	n/m	n/m
____________________
n/m — Not meaningful.

Interest income
The decrease in interest income for 2013 and 2012 was primarily due to less interest earned in Australia and Brazil, as a result of holding less cash in interest earning bank accounts due to revenue declines and increased working capital requirements. The decrease for Brazil was also due to the U.S. dollar strengthening against the Brazilian real during 2013 and 2012.
Interest expense
The decrease in interest expense for 2013 and 2012 was primarily related to Euronet's repurchase of $167.9 million of our convertible debentures in October 2012, which was largely funded by borrowing under the credit facility, which had a significantly lower average effective interest rate than the convertible debentures.

Income from unconsolidated affiliates
Income from unconsolidated affiliates primarily represents the equity in income of our 40% equity investment in epay Malaysia, our 49% investment in Euronet Middle East, our 49% investment in Euronet ETT (China) and our 47% investment in Euronet Indonesia. The decrease in income for 2013 from 2012 was primarily due to the sale of the Company's 40% equity method investment in epay Malaysia in July 2013. The decrease in income for 2012 from 2011 was primarily due to the acquisition of the remaining 51% interest of Euronet Middle East W.L.L. in January 2012.
Other gains, net
In 2013, we completed the sale of our 40% equity method investment in epay Malaysia, which resulted in the recognition of a $2.8 million gain. Additionally, we recorded a $0.4 million impairment charge to a cost basis investment in an unconsolidated affiliate.
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
In 2011, Euronet recorded $1.0 million gain from the settlement of a class action lawsuit related to losses on MoneyGram, Inc. stock we formerly held.
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
Foreign currency exchange gain (loss), net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency exchange gains or losses are due to the re-measurement of intercompany loans that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are generated on our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded a net foreign currency exchange gain of $2.2 million in 2013 and net foreign currency exchange losses of $0.1 million and $1.7 million in 2012 and 2011, respectively. These realized and unrealized foreign currency exchange gains and losses primarily reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate during the respective periods related to those assets and liabilities described above.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Income before income taxes	$115,085	$47,334	$62,792
Income tax expense	(27,732)	(26,937)	(24,704)
Net income	$87,353	$20,397	$38,088
Effective income tax rate	24.1%	56.9%	39.3%
Income before income taxes	$115,085	$47,334	$62,792
Adjust: Goodwill and acquired intangible assets impairment	(18,425)	(28,740)	—
Adjust: Acquisition-related contingent consideration gain	19,319	—	—
Adjust: Other gains, net	2,398	4,146	1,000
Adjust: Foreign currency exchange gain (loss), net	2,211	(99)	(1,662)
Adjust: Loss on early retirement of debt	—	—	(1,899)
Income before income taxes, as adjusted	$109,582	$72,027	$65,353
Income tax expense	$(27,732)	$(26,937)	$(24,704)
Adjust: Income tax benefit attributable to acquired intangible assets impairment	—	1,709	—
Adjust: Income tax (expense) benefit attributable to foreign currency exchange gain (loss), net	(303)	29	265
Income tax expense, as adjusted	$(27,429)	$(28,675)	$(24,969)
Effective income tax rate, as adjusted	25.0%	39.8%	38.2%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 24.1%, 56.9% and 39.3% for the years ended December 31, 2013, 2012 and 2011, respectively. The effective income tax rates were significantly influenced by the acquisition-related contingent consideration gain in 2013, the non-cash goodwill and acquired intangible asset impairment charges recorded in 2013 and 2012, other non-operating gains and the impact of foreign currency exchange gains (losses). Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective income tax rates were 25.0%, 39.8% and 38.2% for the years ended December 31, 2013, 2012 and 2011, respectively.
The effective income tax rate, as adjusted, for 2013 was lower than that for 2012 and the applicable statutory income tax rate of 35% primarily because of our U.S. tax position and the realization of deferred tax benefits in various jurisdictions. For the fiscal years ended December 31, 2013, 2012 and 2011, we have recorded a valuation allowance against our U.S. federal tax net operating losses, as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized. During periods, such as 2013, when the Company generates U.S. pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income. There was no material change in the effective tax rate, as adjusted, for 2012 compared to 2011.

We determine income tax expense based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contractual and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.
Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective income tax rates are significantly different than would be expected.
Net Loss (Income) Attributable To Noncontrolling Interest

Net loss attributable to noncontrolling interests was $0.6 million and $0.1 million for 2013 and 2012, respectively, compared to net income of $1.1 million for 2011. The increase in loss attributable to noncontrolling interests in 2013 compared to 2012 was primarily due to the goodwill impairment charge recorded by our Movilcarga subsidiary and the acquisition of the remaining noncontrolling interests in ATX in January 2013. The decrease in net income attributable to noncontrolling interests in 2012 compared to 2011 was primarily due to decreased profitability at our Movilcarga and ATX subsidiaries. Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned (1)	Segment - Country
Movilcarga	80%	epay - Spain
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solutions Partners	51%	EFT - UAE
Euronet Services	95%	epay - Russia
______________
(1) Percent owned as of December 31, 2013.

Net Income Attributable to Euronet

Net income attributable to Euronet was $88.0 million, $20.5 million and $37.0 million for 2013, 2012 and 2011, respectively. As more fully discussed above, the increase of $67.5 million for 2013 as compared to 2012 includes a $19.3 million acquisition-related contingent consideration gain in 2013, an $18.4 million non-cash impairment charge of goodwill in 2013 and a $28.7 million non-cash impairment charge of goodwill and acquired intangible assets in 2012. The remaining increase is primarily due to a $30.8 million increase in operating income (excluding the contingent consideration gain and non-cash impairment charges), a decrease in interest expense of $9.5 million and the increase in foreign currency exchange gain of $2.3 million. These increases were partly offset by an increase in income tax expense of $0.8 million, a decrease in other non-operating gains of $1.7 million and a decrease in interest income of $2.0 million. Other non-operating items decreased net income by $0.3 million.
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

Translation Adjustment

Translation gains and losses are the result of translating our foreign entities' balance sheets from local functional currency to the U.S. dollar reporting currency prior to consolidation and are recorded in comprehensive income. As required by U.S. GAAP, during this translation process, asset and liability accounts are translated at current foreign currency exchange rates and equity accounts are translated at historical rates. Historical rates represent the rates in effect when the balances in our equity accounts were originally created. By using this mix of rates to convert the balance sheet from functional currency to U.S. dollars, differences between current and historical exchange rates generate this translation adjustment.
We recorded a net gain on translation adjustments of $0.8 million and $10.9 million for 2013 and 2012, respectively, and a loss of $26.7 million for 2011. During 2013, the U.S. dollar weakened compared to certain currencies and strengthened compared to others and the net results was translation gain, which were recorded in comprehensive income. During 2012, the U.S. dollar weakened against most European-based currencies, primarily the British pound, euro and Polish zloty, resulting in translation gains which were recorded in comprehensive income.
Liquidity and Capital Resources

Working capital
As of December 31, 2013, we had working capital of $108.4 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $116.5 million as of December 31, 2012. Our ratio of current assets to current liabilities was 1.15 as of December 31, 2013, compared to 1.17 as of December 31, 2012.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. As of December 31, 2013, working capital in the Money Transfer Segment was $85.6 million. We expect that working capital needs will continue to increase as this business grows. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $209.8 million as of December 31, 2013, of which $164.5 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
Operating cash flow
Cash flows provided by operating activities were $169.3 million for 2013 compared to $184.7 million for 2012. The decrease was mainly due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Cash flows provided by operating activities were $184.7 million for 2012 compared to $97.9 million for 2011. The increase was mainly due to fluctuations in working capital primarily associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $69.5 million for 2013 compared to $69.2 million for 2012. Purchases of property and equipment were $40.9 million and $46.2 million for 2013 and 2012, respectively. Cash used for acquisitions in 2013 was $30.8 million compared to $22.3 million for 2012. Cash used for software development and long-term assets totaled $6.3 million for 2013 and $4.4 million for 2012. Additionally, we received $7.6 million of net proceeds from the sale of an equity investment during 2013. Other investing activities consist mainly of proceeds from the sale of property and equipment of $0.9 million and $3.8 million for 2013 and 2012, respectively.
Cash flows used in investing activities were $69.2 million for 2012 compared to $124.1 million for 2011. Purchases of property and equipment were $46.2 million and $46.0 million for 2012 and 2011, respectively. Cash used for acquisitions in 2012 was $22.3 million compared to $78.7 million for 2011. Cash used for software development and long-term assets totaled $4.4 million for 2012 and $3.2 million for 2011. Other investing activities consist mainly of proceeds from the sale of property and equipment of $3.8 million for both 2012 and 2011.

Financing activity cash flow
Cash flows used in financing activities were $91.2 million for 2013 compared to $92.6 million for 2012. Our financing activities for 2013 consisted of net repayments of debt obligations of $96.2 million compared to $44.2 million for 2012. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. Primarily as a result of this, during 2013 we had a total of $1,991.7 million in borrowings and $2,077.8 million in repayments under our revolving credit facility. During 2013, we used $8.7 million for repayments of debt obligations compared to $172.4 million in 2012. The 2012 repayments mainly consisted of repurchases of $167.9 million of convertible debentures which were largely funded by borrowings under our revolving credit facility. We used $7.9 million and $3.3 million during 2013 and 2012, respectively, for the acquisition of subsidiary shares from holders of noncontrolling interests. Additionally, for 2013 and 2012, we paid $2.6 million and $2.9 million, respectively, for capital lease obligations. Further, we received proceeds of $12.8 million and $2.9 million during 2013 and 2012, respectively, for the issuance of stock options in connection with our Stock Incentive Plan. Further, we used $42.9 million for the repurchase of shares during 2012. Other financing activities were $1.3 million and $2.2 million during 2013 and 2012, respectively.
Cash flows used in financing activities were $92.6 million during 2012 compared to cash flows provided by financing activities of $13.9 million in 2011. Our financing activities for 2012 centered around the repurchase of $167.9 million of our convertible debentures and the repurchase of $42.9 million of our common stock. As a result of the repurchases of the convertible debentures and Common Stock, during 2012 we had $128.1 million in net borrowings under our revolving credit facility. During 2011, we borrowed $80.0 million of long-term debt from our new term loan and used $128.0 million for repayments of debt obligations. During 2012, we used $1.9 million for debt issuance costs and $2.9 million for repayments of capital lease obligations. In 2011, we used $3.5 million for debt issuance costs and $2.6 million for repayments of capital lease obligations. Further, we used $16.0 million for the repurchase of shares during 2011. Additionally, we received cash of $2.9 million and $2.4 million from the issuance of shares in 2012 and 2011, respectively. During 2011, we paid $5.5 million in settlement of contingent consideration amounts recorded at the time of two different acquisitions. We paid $0.5 million and $1.1 million of dividends to noncontrolling interests' stockholders during 2012 and 2011, respectively.
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
On October 11, 2012, Euronet exercised its right to increase the aggregate commitments under its senior secured revolving credit facility by $125 million. In the process, additional financial institutions were added as lenders under the credit agreement. Borrowing capacity under the senior secured revolving credit facility increased from $275 million to $400 million (including the $10 million five-year India revolving credit facility), and Euronet remains entitled, provided lenders agree, to increase the aggregate commitments under the senior secured revolving credit facility by an additional $80 million. All other terms of the credit agreement remain unchanged.
Fees and interest on borrowings vary based upon Euronet's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is August 18, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full.
As of December 31, 2013, we had borrowings of $68.0 million outstanding under the term loan. We had $129.0 million of borrowings and $58.7 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2013. The remaining $212.3 million under the revolving credit facility was available for borrowing. As of December 31, 2013, the weighted average interest rate was 1.7% under the Credit Facility, excluding amortization of deferred financing costs.

Short-term debt obligations — Short-term debt obligations at December 31, 2013 were primarily comprised of $8.5 million of payments due in 2014 under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary. As of December 31, 2013 there was $2.4 million outstanding under these arrangements.
Other uses of capital
Debt and equity repurchases — In August 2011, the Board of Directors authorized a stock repurchase program ("2011 Program") allowing Euronet to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. During 2011 and 2012, Euronet repurchased 1.0 million shares for a total value of $16.0 million and 2.0 million shares for a total value of $42.9 million, respectively, under the 2011 Program. The average purchase price per share was $15.65 and $21.60 for the years ended December 31, 2011 and 2012, respectively. The 2011 program expired in August 2013.
In September 2013, the Board of Directors authorized a stock repurchase program extending through September 19, 2015 ("2013 program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its Common Stock. Because of constraints established in Euronet's Credit Agreement, repurchases may only begin after December 31, 2013. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
In October 2012, we repurchased $167.9 million of convertible debentures. Pursuant to the terms of the debentures, holders had the right to require us to repurchase some or all of the debentures on such date. We utilized cash on hand and borrowings on our revolving credit facility to fund these repurchases. In September 2013, we repurchased the remaining $3.6 million in principal amount of convertible debentures.
Payment obligations related to acquisitions — A portion of the net assets acquired in the acquisition of Pure Commerce included a liability for additional purchase price consideration up to 30 million Australian dollars, payable in cash and Euronet Common Stock, based upon achieving certain performance conditions for the twelve month period ending in December 2013. The performance conditions were not met and as of December 31, 2013, no additional purchase price consideration is owed to the sellers under this agreement.
Capital expenditures and needs — Total capital expenditures for 2013 were $41.8 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2014 are currently estimated to be approximately $40 million to $50 million.
In the epay Segment, approximately 88,000 of the approximately 665,000 POS devices that we operate are Euronet-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we will continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant.
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
Our Australia and U.K. epay businesses have recently experienced year-over-year declines in the number of transactions each processes, which has reduced their profitability. Continued economic and competitive pressures in Australia and the U.K. may negatively impact the epay Segment's profitability in the near term.

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

Off Balance Sheet Arrangements

We have certain significant off balance sheet items described below, in the following section, “Contractual Obligations” and in Note 20, Commitments, to the Consolidated Financial Statements.

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2013.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$205,749	$11,786	$193,963	$—	$—
Obligations under operating leases	150,469	39,694	62,705	35,637	12,433
Obligations under capital leases	5,673	2,573	2,844	256	—
Purchase obligations	6,502	4,516	1,704	130	152
Total	$368,393	$58,569	$261,216	$36,023	$12,585

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2013. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM machines, services and maintenance as well as telecommunications services.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $14.2 million as of December 31, 2013. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates, often as a result of the need to make estimates of matters that are inherently uncertain and for which the actual results will emerge over time. These judgments, assumptions and estimates affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements and accompanying notes. Note 3, Summary of Significant Accounting Policies and Practices, to the Consolidated financial statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our most critical estimates and assumptions are used for computing income taxes, contingent purchase price consideration, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following descriptions of critical accounting policies and estimates are forward-looking statements and are impacted significantly by estimates and should be read in conjunction with Item 1A - Risk Factors. Actual results could differ materially from the results anticipated by these forward-looking statements.
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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $110.5 million as of December 31, 2013, partially offset by a valuation allowance of $81.0 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2013. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
Additionally, we follow the provisions of ASC 740-10-25 and -30 to account for uncertainty in income tax positions. Applying the standard requires substantial management judgment and use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.

Goodwill and other intangible assets
In accordance with ASC Topic 805, Business Combinations, we allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2013, the Consolidated Balance Sheet includes goodwill of $498.4 million and acquired intangible assets, net of accumulated amortization, of $93.0 million.
In accordance with ASC Topic 350, Intangibles - Goodwill and Other, on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and market multiple of earnings and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. As a result of our annual impairment test for the years ended December 31, 2013 and 2012, we recorded non-cash goodwill impairment charges of $18.4 million and $23.5 million, respectively. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding these charges. Our annual impairment test for the year ended December 31, 2011 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these determinations take place.
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

Certain of our noncancelable customer contracts provide for the receipt of up-front fees paid to or received from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services provided by Euronet. As prescribed by SAB 101 and SAB 104, we recognize revenue under these contracts based on proportional performance of services over the term of the contract, which generally results in “straight-line” revenue recognition of the contracts' total cash flows, including any up-front payment.
Substantial management judgment and estimation is required in determining the proper revenue recognition methodology for our various revenue-producing activities, as well as the proper and consistent application of our determined methodology.
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued amended guidance that requires an entity to present information about significant items reclassified out of accumulated other comprehensive income, referred to as AOCI, on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. Additionally, the guidance expands the disclosure requirements for presentation of changes in AOCI by component. The guidance is effective for us for interim and annual reporting periods beginning January 1, 2013, and its adoption did not have an impact on our results of operations, cash flows or financial position.
In July 2013, the FASB issued Accounting Standards Update ("ASU") ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products; foreign currency exchange rate fluctuations; the effects of any potential future security breaches; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering requirements; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting Euronet and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of December 31, 2013, our total debt outstanding was $199.4 million. Of this amount, $197.0 million, or 99% of our total debt obligations, relates to borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $4.1 million.
The remaining $2.4 million, or 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2013, we had approximately $5.2 million of capitalized leases with fixed payment and interest terms that expire between the years of 2014 and 2018 and bear interest at rates between 2.2% and 14.4%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2013 and 2012, 76% and 77% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar. We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and

Indian rupee. As of December 31, 2013, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $60 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, occasionally, for other foreign currency exposures. As of December 31, 2013, we had foreign currency forward contracts outstanding with a notional value of $127.9 million, primarily in Australian dollars, euros, Mexican pesos and U.S. dollars, that were not designated as hedges and mature in a weighted average of three days. The fair value of these forward contracts as of December 31, 2013 was an unrealized loss of less than $0.1 million, which was partially offset by the unrealized gain on the related foreign currency receivables.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2014

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$209,826	$201,435
Restricted cash	77,987	71,608
Inventory — PINs and other	92,757	101,168
Trade accounts receivable, net of allowances for doubtful accounts of $22,079 at December 31, 2013 and $21,512 at December 31, 2012	390,563	370,836
Prepaid expenses and other current assets	69,242	68,132
Total current assets	840,375	813,179
Property and equipment, net of accumulated depreciation of $231,327 at December 31, 2013 and $207,282 at December 31, 2012	116,230	115,475
Goodwill	498,435	481,760
Acquired intangible assets, net of accumulated amortization of $132,927 at December 31, 2013 and $140,829 at December 31, 2012	93,026	83,389
Other assets, net of accumulated amortization of $25,363 at December 31, 2013 and $24,247 at December 31, 2012	50,049	57,733
Total assets	$1,598,115	$1,551,536
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$457,274	$459,847
Accrued expenses and other current liabilities	213,284	183,406
Current portion of capital lease obligations	2,361	2,397
Short-term debt obligations and current maturities of long-term debt obligations	10,903	7,551
Income taxes payable	15,656	9,396
Deferred revenue	32,533	34,109
Total current liabilities	732,011	696,706
Debt obligations, net of current portion	188,510	286,703
Capital lease obligations, net of current portion	2,872	4,589
Deferred income taxes	17,695	22,031
Other long-term liabilities	18,572	14,967
Total liabilities	959,660	1,024,996
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 54,276,761 issued at December 31, 2013 and 52,976,558 issued at December 31, 2012	1,086	1,060
Additional paid-in capital	809,640	783,508
Treasury stock, at cost, 3,650,519 shares at December 31, 2013 and 3,653,958 shares at December 31, 2012	(68,122)	(67,327)
Accumulated deficit	(96,029)	(184,015)
Accumulated other comprehensive loss	(10,453)	(10,850)
Total Euronet Worldwide, Inc. stockholders’ equity	636,122	522,376
Noncontrolling interests	2,333	4,164
Total equity	638,455	526,540
Total liabilities and equity	$1,598,115	$1,551,536
See accompanying notes to the Consolidated Financial Statements.
Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011

Revenues	$1,413,169	$1,267,601	$1,161,304
Operating expenses:
Direct operating costs	892,928	812,059	740,729
Salaries and benefits	208,244	184,055	168,474
Selling, general and administrative	129,427	120,575	112,507
Acquisition-related contingent consideration gain	(19,319)	—	—
Goodwill and acquired intangible assets impairment	18,425	28,740	—
Depreciation and amortization	65,053	64,167	60,457
Total operating expenses	1,294,758	1,209,596	1,082,167
Operating income	118,411	58,005	79,137
Other income (expense):
Interest income	1,998	3,993	5,749
Interest expense	(10,139)	(19,653)	(21,385)
Income from unconsolidated affiliates	206	942	1,852
Other gains, net	2,398	4,146	1,000
Loss on early retirement of debt	—	—	(1,899)
Foreign currency exchange gain (loss), net	2,211	(99)	(1,662)
Other expense, net	(3,326)	(10,671)	(16,345)
Income before income taxes	115,085	47,334	62,792
Income tax expense	(27,732)	(26,937)	(24,704)
Net income	87,353	20,397	38,088
Less: Net loss (income) attributable to noncontrolling interests	633	138	(1,127)
Net income attributable to Euronet Worldwide, Inc.	$87,986	$20,535	$36,961

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.76	$0.41	$0.73
Diluted	$1.69	$0.40	$0.71

Weighted average shares outstanding:
Basic	49,964,819	50,529,476	50,944,349
Diluted	51,982,620	51,412,510	51,729,513

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$87,353	$20,397	$38,088
Other comprehensive income (loss), net of tax:
Translation adjustment	758	10,947	(26,714)
Comprehensive income	88,111	31,344	11,374
Comprehensive loss (income) attributable to noncontrolling interests	490	91	(943)
Comprehensive income attributable to Euronet Worldwide, Inc.	$88,601	$31,435	$10,431
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
Balance as of December 31, 2010	50,979,356	$1,029	$753,183	$(5,212)	$(241,511)
Net income					36,961
Other comprehensive loss
Stock issued under employee stock plans	481,589	11	2,912	(581)
Share-based compensation			10,758
Repurchase of shares	(1,022,159)			(15,996)
Other			369	(80)
Balance as of December 31, 2011	50,438,786	1,040	767,222	(21,869)	(204,550)
Net income (loss)					20,535
Other comprehensive income
Stock issued under employee stock plans	868,054	20	6,423	(3,037)
Share-based compensation			11,790
Repurchase of shares	(1,984,240)			(42,853)
Other			(1,927)	432
Balance as of December 31, 2012	49,322,600	1,060	783,508	(67,327)	(184,015)
Net income (loss)					87,986
Other comprehensive income
Stock issued under employee stock plans	1,079,217	22	15,665	(795)
Share-based compensation			11,463
Shares issued in connection with acquisition	224,425	4	5,292
Acquisition of noncontrolling interest			(6,319)
Other			31
Balance as of December 31, 2013	50,626,242	$1,086	$809,640	$(68,122)	$(96,029)
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2010	$5,122	$6,266	$518,877
Net income		1,127	38,088
Other comprehensive loss	(26,530)	(184)	(26,714)
Stock issued under employee stock plans			2,342
Share-based compensation			10,758
Repurchase of shares			(15,996)
Other		(899)	(610)
Balance as of December 31, 2011	(21,408)	6,310	526,745
Net income (loss)		(138)	20,397
Other comprehensive income	10,900	47	10,947
Stock issued under employee stock plans			3,406
Share-based compensation			11,790
Repurchase of shares			(42,853)
Other	(342)	(2,055)	(3,892)
Balance as of December 31, 2012	(10,850)	4,164	526,540
Net income (loss)		(633)	87,353
Other comprehensive income	615	143	758
Stock issued under employee stock plans			14,892
Share-based compensation			11,463
Shares issued in connection with acquisition			5,296
Acquisition of noncontrolling interest	(218)	(1,341)	(7,878)
Other			31
Balance as of December 31, 2013	$(10,453)	$2,333	$638,455

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$87,353	$20,397	$38,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,053	64,167	60,457
Share-based compensation	11,463	11,823	10,756
Unrealized foreign exchange (gain) loss, net	(2,211)	99	1,662
Non-cash impairment of goodwill and acquired intangible assets	18,425	28,740	—
Acquisition-related contingent consideration gain	(19,319)	—	—
Other gains	(2,827)	(4,388)	—
Deferred income taxes	(6,968)	(6,484)	(251)
Income from unconsolidated affiliates	(206)	(942)	(1,852)
Accretion of convertible debentures discount and amortization of debt issuance costs	1,096	7,672	11,952
Loss on early retirement of debt	—	—	1,899
Changes in working capital, net of amounts acquired:
Income taxes payable, net	7,160	4,215	(7,969)
Restricted cash	(10,328)	(2,010)	32,719
Inventory — PINs and other	5,918	(1,980)	5,482
Trade accounts receivable	(19,359)	(12,149)	(62,103)
Prepaid expenses and other current assets	(1,997)	(2,846)	(20,559)
Trade accounts payable	2,263	103,279	31,926
Deferred revenue	(2,375)	5,177	(350)
Accrued expenses and other current liabilities	32,028	(37,671)	1,753
Changes in noncurrent assets and liabilities	4,163	7,596	(5,732)
Net cash provided by operating activities	169,332	184,695	97,878
Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,847)	(22,337)	(78,688)
Purchases of property and equipment	(40,903)	(46,212)	(46,002)
Purchases of other long-term assets	(6,258)	(4,439)	(3,183)
Proceeds from sale of equity method investment	7,609	—	—
Other, net	925	3,825	3,809
Net cash used in investing activities	(69,474)	(69,163)	(124,064)
Cash flows from financing activities:
Proceeds from issuance of shares	12,809	2,884	2,397
Repurchase of shares	—	(42,853)	(15,996)
Borrowings from revolving credit agreements	1,991,664	1,016,852	529,305
Repayments of revolving credit agreements	(2,077,774)	(888,733)	(442,111)
Proceeds from long-term debt obligations	—	—	80,000
Repayments of long-term debt obligations	(10,086)	(172,352)	(128,000)
Repayments of capital lease obligations	(2,630)	(2,880)	(2,578)
Net borrowing from short-term debt obligations	1,343	—	—
Purchase of subsidiary shares from noncontrolling interests	(7,878)	(3,321)	—
Payment of acquisition contingent consideration	—	—	(5,455)
Other, net	1,336	(2,173)	(3,645)
Net cash (used in) provided by financing activities	(91,216)	(92,576)	13,917
Effect of exchange rate changes on cash and cash equivalents	(251)	1,152	(5,676)
Increase (decrease) in cash and cash equivalents	8,391	24,108	(17,945)
Cash and cash equivalents at beginning of period	201,435	177,327	195,272
Cash and cash equivalents at end of period	$209,826	$201,435	$177,327
Interest paid during the period	$7,720	$12,502	$11,883
Income taxes paid during the period	$28,400	$27,275	$32,944
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$5,296	$—	$—
Contingent consideration in connection with acquisition	$21,725	$—	$—
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Organization

Euronet Worldwide, Inc. (the “Company” or “Euronet”) was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products, and global consumer money transfer services.

(2) Basis of Preparation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Euronet and its wholly owned and majority owned subsidiaries and all significant intercompany balances and transactions have been eliminated. Euronet's investments in companies that it does not control, but has the ability to significantly influence, are accounted for under the equity method. Euronet is not involved with any variable interest entities. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant items subject to such estimates and assumptions include computing income taxes, contingent purchase price consideration, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates.
Seasonality
Euronet’s EFT and epay segments are significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Additionally, mostly in Europe, the EFT business experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with the tourist season. Seasonality in the money transfer segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and our lowest transaction levels during the first quarter of the year.

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

Index to Consolidated Financial Statements

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
During the 2013 annual goodwill impairment test, the Company performed the qualitative assessment for eleven reporting units and concluded that it was more likely than not that the estimated fair values of eight reporting units were more than their carrying values. As such, no further analysis was required. For the remaining three reporting units, the Company concluded that it was more likely than not that the fair values of the reporting units were less than their carrying values; therefore, the Company proceeded to the two-step quantitative impairment test.

Index to Consolidated Financial Statements

Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses weighted results from the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows and EBITDA are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes and gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units. Significant assumptions in the Market Approach model are projected EBITDA, selected market multiple, and the estimated control premium.
In the event the estimated fair value of a reporting unit is less than the carrying value, additional analysis is required. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized.
During the 2013 annual goodwill impairment test, the Company completed the two-step quantitative impairment test for nine reporting units. As a result, the Company recorded a non-cash goodwill impairment charge of $18.4 million with respect to the epay Australia and epay Spain reporting units.
During the 2012 annual goodwill impairment test, the Company completed the two-step quantitative impairment test for eight reporting units. As a result, the Company recorded a non-cash goodwill impairment charge of $23.5 million with respect to the epay Brazil reporting unit.
Other Intangibles - In accordance with ASC Topic 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 - 5 years
Trademarks and trade names	2 - 20 years
Software	3 - 10 years
Customer relationships	6 - 12 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2012, the Company recorded a non-cash impairment charge of $5.2 million with respect to the customer relationships of the epay Brazil business. No impairment of long-lived assets was recorded during 2013.

See Note 8, Goodwill and Acquired Intangible Assets, Net, for additional information regarding the impairment of goodwill and other intangible assets.
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
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2012, investments in affiliates, related to the Company's 40% investment in epay Malaysia was $4.7 million; undistributed earnings in epay Malaysia was $4.6 million. In July 2013, the Company completed the sale of its investment in epay Malaysia for $7.6 million, which resulted in the recognition of a $2.8 million gain. As of December 31, 2013, the Company had no material investments in unconsolidated affiliates.

Index to Consolidated Financial Statements

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
Software for internal use - The Company also develops software for internal use. These software development costs, as well as costs incurred for significant enhancements and upgrades, are capitalized based upon ASC 350-40. Internal-use software development costs are capitalized after the preliminary project stage is completed and management with the relevant authority authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization ceases when the computer software project is substantially complete and ready for its intended use. Capitalized software for internal use is included in property and equipment.
Convertible debentures
The Company accounts for its convertible debt instruments that may be settled in cash upon conversion in accordance with ASC Topic 470, Debt, which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13, which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.
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
In accordance with ASC Topic 740, Income Taxes, the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. See Note 13, Taxes, for further discussion regarding these provisions.

Index to Consolidated Financial Statements

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
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Primarily in the Money Transfer Segment, the Company enters into foreign currency derivative contracts, mainly forward contracts, to offset foreign currency exposure related to the notional value of money transfer settlement assets and liabilities in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of ASC Topic 815; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statements of Income. The impact of changes in value of these contracts, together with the impact of the change in value of the related foreign currency denominated settlement asset or liability, on the Company's Consolidated Statements of Income and Consolidated Balance Sheets is not significant.
Cash flows resulting from derivative instruments are included in operating activities in the Company's Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 11, Derivative Instruments and Hedging Activities, for further discussion of derivative instruments.
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
EFT Processing - Revenues in the EFT Processing Segment are primarily derived from transaction and management fees and foreign currency exchange margin from owned and outsourced ATM, POS and card processing networks and from the sale of EFT software solutions for electronic payment and transaction delivery systems, and fees or margin earned from value added services, including dynamic currency conversion.
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
Revenues from the sale of EFT software solutions represent software license fees, professional installation and customization fees, ongoing software maintenance fees, hardware sales and transaction fees. The Company recognizes professional service fee revenue in accordance with the provisions of ASC Topic 985, Software and ASC Topic 605, Revenue Recognition. ASC Topic 985 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

Index to Consolidated Financial Statements

Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage-of-completion method, following the guidance in ASC Topic 605, as prescribed by ASC Topic 985. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenues from the sale of hardware are generally recognized when title passes to the customer. Revenues in excess of billings on software licensing agreements were $0.8 million and $1.1 million as of December 31, 2013 and 2012, respectively, and are recorded in prepaid expenses and other current assets. Billings in excess of revenues on software license agreements were $2.4 million and $2.5 million as of December 31, 2013 and 2012, respectively, and are recorded as deferred revenue until such time the revenue recognition criteria are met.
epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other electronic payment products. These fees and commissions are received from mobile phone and other telecommunication operators, top-up distributors, other product vendors or distributors or from retailers. In accordance with ASC Topic 605, commissions received are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company is not the primary obligor in the distribution of the electronic payment products, those commissions are recorded as a reduction of revenue. In selling certain products, the Company is the primary obligor in the arrangements; accordingly, the gross sales value of the products are recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
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
The amount of future compensation expense related to awards of nonvested shares or nonvested share units (“restricted stock”) is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer equity to the employee who renders the requisite service, generally the date at which grants are approved by the Company's Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a “straight-line” basis over the requisite service period. For awards that vest based on achieving periodic performance conditions, expense is recognized on a “graded attribution method.” The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award. The Company has elected to use the “with and without method” when calculating the income tax benefit associated with its share-based payment arrangements. See Note 15, Stock Plans, for further disclosure.

(4) Stockholders' Equity

Earnings Per Share

Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's Common Stock, assumed vesting of restricted stock and the assumed conversion of the Company's convertible debentures.

Index to Consolidated Financial Statements

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2013	2012	2011
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,964,819	50,529,476	50,944,349
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,953,484	883,034	785,164
Incremental shares from assumed conversion of convertible debentures	64,317	—	—
Diluted weighted average shares outstanding	51,982,620	51,412,510	51,729,513

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2013, 2012 and 2011 of approximately 438,000, 3,679,000 and 1,956,000, respectively.
The Company had convertible debentures that, if converted, would have had a potentially dilutive effect on its Common Stock. In September 2013, the Company repurchased at par the remaining $3.6 million of principal amount of the convertible debentures outstanding. As required by ASC Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock have been met. Under the if-converted method, the dilutive effect of the assumed conversion of the debentures was 64,317 shares for the year ended December 31, 2013. The assumed conversion of the debentures was anti-dilutive for the years ended December 31, 2012 and 2011.
Share repurchases
In August 2011, the Board of Directors authorized a stock repurchase program ("2011 Program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. During 2011 and 2012, the Company repurchased 1.0 million shares for a total value of $16.0 million and 2.0 million shares for a total value of $42.9 million, respectively, under the 2011 Program. The average purchase price per share was $15.65 and $21.60 for the years ended December 31, 2011 and 2012, respectively. The 2011 program expired in August 2013.
In September 2013, the Board of Directors authorized a stock repurchase program through September 19, 2015 ("2013 program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. Because of constraints established in the Company's Credit Agreement, repurchases may only begin after December 31, 2013. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
Preferred Stock
The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.
Stockholder Rights Agreement
On March 26, 2013, the Company entered into a new Rights Agreement (the "Rights Agreement") with Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement became effective at the close of business on April 3, 2013, immediately following the expiration of the prior rights agreement, and has a three year term. In connection with its approval of the Rights Agreement, the Board of Directors also declared a dividend of one "Right" for each outstanding share of Euronet's common stock, payable on April 3, 2013 to stockholders of record at the close of business on April 3, 2013. As long as the Rights are attached to the common shares, the Company will issue one Right (subject to adjustment) with each new common share that is issued so that all such shares will have attached Rights. When exercisable, each Right will initially entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $125 per one one-hundredth of a share, subject to adjustment. Upon occurrence of a trigger event under the Rights Agreement, each holder of a Right (excluding certain holders) thereafter would have the right to receive upon exercise a number of common shares having a market value of two times the then current price of the Right.

Index to Consolidated Financial Statements

The Rights are not exercisable until the earlier of (i) ten business days following a public announcement that (or a majority of the Board of Directors of the Company becoming aware that) a person or group of affiliated or associated persons or any person acting in concert therewith, has acquired, or obtained the right to acquire beneficial ownership of 20% or more of the Company's common shares (as defined in the Rights Agreement), or (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in any person becoming an acquiring person (as defined in the Rights Agreement), unless the Board of Directors sets a later date in either event. The Rights Agreement is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Agreement could significantly dilute the interests in the Company of an acquiring person. The Rights may therefore have the effect of delaying, deterring or preventing a change in control of the Company. The Rights have a de minimus fair value and expire on April 3, 2016.
Accumulated other comprehensive loss
As of December 31, 2013 and 2012, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $0.8 million and $10.9 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2011, the Company recorded a foreign currency translation loss of $26.7 million. During 2013, the Company reclassified $0.3 million of foreign currency translation into the Consolidated Statements of Income. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ending December 31, 2012 and 2011.

(5) Acquisitions

In accordance with ASC Topic 805, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Generally, for certain large acquisitions, management engages an appraiser to assist in the valuation process.
2013 Acquisitions
On January 4, 2013, the Company acquired all of the common stock of an Australian company, Pure Commerce Pty Limited (“Pure Commerce”), which offers industry leading currency conversion and multi-currency acquiring products to global, local and online merchant acquirers, banks and retailers. The purchase price consisted of cash of approximately $31.3 million, subject to customary purchase price adjustments, and $5.3 million of the Company's common stock. With respect to the stock portion of the purchase price and pursuant to the acquisition agreement, the Company issued at closing 224,425 shares of common stock to the shareholders of Pure Commerce. The common stock will be held in escrow through September 2014 to secure certain obligations of the sellers. Further, Euronet agreed, pursuant to an earnout provision, to pay additional purchase consideration of up to $30.0 million Australian dollars, with half due in cash and the remaining half payable in Euronet common stock in March 2014, if certain performance targets were met during the measurement period ending December 31, 2013. As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. As of December 31, 2013, the Company forecasted that Pure Commerce will not meet the minimum performance targets necessary to require the Company to pay contingent consideration. See Note 17, Financial Instruments and Fair Value Measurements, for additional information related to the contingent consideration liability.

Index to Consolidated Financial Statements

The following table summarizes the fair values of the acquired net assets at the acquisition date:

(dollar amounts in thousands)	Estimated Life
Current assets		$4,805
Property and equipment	2 - 8 years	331
Non-compete agreements	4 years	755
Proprietary software	10 years	11,912
Customer relationships	12 years	18,230
Trademarks and trade names	20 years	2,382
Goodwill	Indefinite	27,917
Other non-current assets		402
Fair value of assets		66,734
Current liabilities		(4,783)
Other non-current liabilities		(3,683)
Net assets acquired		$58,268

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

The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

(dollar amounts in thousands)	Estimated Life
Current assets		$9,504
Property and equipment	2 - 5 years	1,098
Non-compete agreements	2 - 4 years	588
Trademarks and trade names	4 years	372
Customer relationships	8 years	9,896
Goodwill	Indefinite	12,812
Other non-current assets		71
Fair value of assets		34,341
Current liabilities		(2,150)
Net assets acquired		$32,191
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

Index to Consolidated Financial Statements

In December 2011, the Company acquired Smart PayNetwork SA, an ATM and card processing company in Romania, for $18.3 million in cash. In November 2011, the Company acquired an integrated network of ATMs in Poland, known as cash4you, for $5.3 million in cash. In June 2011, the Company also acquired the net assets of a Canada-based check-cashing company for approximately $3.4 million in cash.

The following table summarizes the fair values of the acquired net assets at the respective acquisition dates:

(dollar amounts in thousands)	Estimated Life
Current assets		$28,292
Property and equipment	3 - 13 years	6,938
Software	3 years	390
Customer relationships	8 - 12 years	26,104
Trademarks and trade names	10 - 20 years	2,122
Goodwill	Indefinite	56,855
Other non-current assets		63
Fair value of assets		120,764
Current liabilities		(28,118)
Deferred income tax liability		(7,267)
Other non-current liabilities		(3,759)
Net assets acquired		$81,620

(6) Restricted Cash

The restricted cash balances as of December 31, 2013 and 2012 were as follows:

	As of December 31,
(in thousands)	2013	2012
Cash held in trust and/or cash held on behalf of others	$71,003	$55,162
Collateral on bank credit arrangements and other	6,984	16,446
Total	$77,987	$71,608

Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities by certain subsidiaries within the Company's epay and EFT Segments. Amounts collected on behalf of certain mobile phone operators and/or merchants are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

Index to Consolidated Financial Statements

(7)	Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2013 and 2012 are as follows:

	As of December 31,
(in thousands)	2013	2012
ATMs	$132,315	$119,238
POS terminals	49,427	49,118
Vehicles and office equipment	48,829	47,221
Computers and software	116,289	106,541
Land and buildings	697	639
	347,557	322,757
Less accumulated depreciation and amortization	(231,327)	(207,282)
Total	$116,230	$115,475

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2013, 2012 and 2011 was $39.7 million, $38.7 million and $35.4 million, respectively.

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$162,585	$(109,964)	$172,280	$(120,117)
Trademarks and trade names	46,129	(15,806)	44,226	(13,742)
Software	15,514	(6,276)	5,914	(5,645)
Non-compete agreements	1,725	(881)	1,798	(1,325)
Total	$225,953	$(132,927)	$224,218	$(140,829)

Index to Consolidated Financial Statements

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2012 and 2013:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2012	$99,878	$488,628	$588,506
Increases (decreases):
2012 acquisitions	10,856	12,812	23,668
Impairment	(5,235)	(23,505)	(28,740)
Amortization	(22,129)	—	(22,129)
Other (primarily changes in foreign currency exchange rates)	19	3,825	3,844
Balance as of December 31, 2012	83,389	481,760	565,149
Increases (decreases):
2013 acquisitions	33,279	27,917	61,196
Impairment	—	(18,425)	(18,425)
Amortization	(21,116)	—	(21,116)
Other (primarily changes in foreign currency exchange rates)	(2,526)	7,183	4,657
Balance as of December 31, 2013	$93,026	$498,435	$591,461

The Company performs its annual goodwill impairment test during the fourth quarter of each year. As a result of the 2013 and 2012 annual goodwill impairment tests, the Company recorded non-cash goodwill impairment charges of $18.4 million and $23.5 million, respectively. The annual goodwill impairment test completed during the fourth quarter of 2011 resulted in no impairment charge.
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
Of the total goodwill balance of $498.4 million as of December 31, 2013, $246.3 million relates to the Money Transfer Segment, $187.7 million relates to the epay Segment and the remaining $64.5 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $21.1 million, $22.1 million and $22.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2013, is expected to total $18.2 million for 2014, $12.9 million for 2015, $11.3 million for 2016, $9.5 million for 2017 and $7.1 million for 2018.
2013 Impairment Charges
As a result of the 2013 annual goodwill impairment test, the Company recorded non-cash goodwill impairment charges related to its epay reporting units in Australia and Spain of $12.3 million and $6.1 million, respectively. The goodwill impairment charge in Australia was the result of continuing declines in the demand for mobile top-up services, caused by certain large retailers (which have a significant share of the retail market) negotiating direct agreements with two mobile operators and certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels. In Spain, the goodwill impairment charge was the result of the longer term effect of poor economic conditions, including continued high levels of unemployment and increased competitive pressures. In response to the business challenges in Australia and Spain, the Company has continued to sell additional products and services to mobile operators and develop strategies to increase the distribution of other prepaid products. However, in the fourth quarter of 2013, the Company concluded that while future cash flows from existing agreements with mobile operators and from the launch of new products would likely grow steadily over time, the growth would not add the level of cash flows previously forecasted. Based upon these revised future cash flow forecasts, the Company concluded that the resulting valuations were not sufficient to support the goodwill carrying values of epay Australia and epay Spain. Therefore, the impairment charges were recorded in the period. There are no remaining goodwill or acquired intangible assets in the epay Australia and Spain reporting units as of December 31, 2013.

Index to Consolidated Financial Statements

2012 Impairment Charges
In the fourth quarter of 2012, epay Brazil recorded a goodwill impairment charge of $23.5 million and an additional $5.2 million impairment charge of other acquired intangibles assets, specifically customer relationships. The impairment charges were the cumulative result of a culmination of several factors in Brazil including, but not necessarily limited to, changes in mobile operator distribution strategies, delays in non-mobile product distribution and operating costs.
The initial factor contributing to the impairment charges was changes in certain mobile operators' distribution strategies throughout 2012. These changes limited our ability to distribute certain mobile operators' products in certain markets and had a negative impact on epay Brazil's 2012 results. While the changes affected the 2012 results, we continued to negotiate alternative arrangements with the mobile operators in order to regain profitability in Brazil. In the fourth quarter of 2012, we determined that these negotiations were not likely to result in arrangements that would restore our profitability from those products in the future.
While these distribution changes were occurring, the Company was also establishing plans to introduce other electronic payment products in the Brazilian market which was expected to increase profitability. As the plans became more concrete in the fourth quarter of 2012, the Company's assessment was that the added profitability from these new products would likely grow steadily over time, but would not add significant earnings as quickly as originally projected.
Simultaneously with the changes in the mobile operators' distribution strategies, epay Brazil undertook efforts to align costs with revenues. While significant progress was made in reducing costs during 2012, the extent of that progress was constrained by the investments needed to launch the new electronic payment products. In the fourth quarter of 2012, the revised cost structure, which aligns costs with the decreased mobile revenues and supports the new products, was solidified and resulted in cost savings which were less than initially expected.
Further, the changes in the mobile operators' distribution strategies accelerated efforts to pursue other distribution channels. In the fourth quarter of 2012, epay Brazil acquired new partners in these other channels which provided insight to the profit potential of these channels. The Company's assessment of the opportunity in these channels was that while these channels are expected to be profitable, they are not likely to have profit margins as great as the ones lost with the changes in mobile operators' distribution strategies previously discussed.
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

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2013 and 2012 were as follows:

	As of December 31,
(in thousands)	2013	2012
Accrued expenses	$84,511	$69,648
Accrued amounts due to mobile operators and other content providers	78,398	64,715
Money transfer settlement obligations	49,757	47,358
Deferred income taxes	618	1,685
Total	$213,284	$183,406

Index to Consolidated Financial Statements

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2013 and 2012:

	As of December 31,
(in thousands)	2013	2012
Credit Facility:
Term loan, due 2016	$68,000	$74,500
Revolving credit agreements, due 2016	129,010	215,117
	197,010	289,617
Convertible Debt:
3.50% convertible debentures, unsecured, due 2025	—	3,586

Other Obligations	2,403	1,051

Total debt obligations	$199,413	$294,254
Short-term debt obligations and current maturities of long-term debt obligations	$(10,903)	$(7,551)
Long-term debt obligations	$188,510	$286,703

As of December 31, 2013, aggregate annual maturities of long-term debt are $10.9 million in 2014, $11.5 million in 2015, $177.0 million in 2016 and none thereafter. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2016.
Credit Facility
On August 18, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with a lending syndicate consisting of nine banks (the "Lenders") with Bank of America, N.A. serving as Administrative Agent and Collateral Agent and U.S. Bank National Association serving as Syndication Agent. Under the Credit Agreement, the Lenders have made available a $355 million senior secured credit facility (the "Credit Facility") consisting of a $265 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and an $80 million five-year term loan which was fully drawn at closing. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. In connection with entering into the Credit Agreement, $1.7 million of previously capitalized finance costs were written off during the year ended December 31, 2011 and included in loss on early retirement of debt in the Consolidated Statement of Income.
The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $205 million by requesting additional commitments from existing or new lenders.
On October 11, 2012, the Company exercised this option and increased the aggregate commitments under the revolving credit facility from $275 million to $400 million as described in the Commitment Increase Agreement dated as of October 11, 2012. The Company remains entitled, subject to the arrangement of additional commitments with financial institutions, to increase the aggregate commitments under the senior secured revolving credit facility by an additional $80 million.
Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.5% to 2.5% (or 0.5% to 1.5% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is August 18, 2016, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rate of the Company's borrowings under the term loan and revolving credit facility was 1.7% as of December 31, 2013, and 2.0% and 2.5% as of December 31, 2012, respectively. Financing costs of $5.6 million have been deferred and are being amortized over the terms of the respective loans.

Index to Consolidated Financial Statements

As of December 31, 2013 and 2012, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facility of $58.7 million and $47.5 million, respectively. Stand-by letters of credit/bank guarantees reduce our borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that adjusts each quarter based upon the Company's consolidated total leverage ratio. As of December 31, 2013 and 2012, the stand-by letters of credit interest charges were 1.50% and 1.75% per annum, respectively.
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
Convertible Debentures
On October 4, 2005, the Company completed the sale of $175.0 million of Contingent Convertible Debentures Due 2025 (“Convertible Debentures”). The Convertible Debentures had an interest rate of 3.50% per annum payable semi-annually in April and October, and were convertible into shares of Euronet Common Stock at a conversion price of $40.48 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Debentures had the option to require the Company to purchase their debentures at par on October 15, 2012, and had additional options to require the Company to purchase their debentures at par on October 15, 2015 and 2020, or upon a change in control of the Company. In connection with the issuance of the Convertible Debentures, the Company recorded $5.1 million in debt issuance costs, which were amortized through October 15, 2012.
In September 2011, the Company repurchased $3.6 million in principal amount of Convertible Debentures, which resulted in a loss on early retirement of debt of $0.2 million.
In October 2012, holders of the Convertible Debentures exercised their option to require the Company to purchase at par $167.9 million of Convertible Debentures.
In September 2013, the Company repurchased at par the remaining principal amount of Convertible Debentures outstanding.
Contractual interest expense was $0.1 million, $4.8 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The effective interest rate was 8.4% for all periods through October 15, 2012, and 3.5% thereafter. As of December 31, 2011, unamortized discounts were $6.3 million, and were fully amortized through October 15, 2012. Discount accretion expense was $6.3 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively.
Other obligations
Certain of the Company's foreign subsidiaries have available lines of credit and an overdraft credit facility that provides for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2013 and 2012, borrowings under these arrangements were $2.4 million and $1.1 million, respectively.

(11) Derivative Instruments and Hedging Activities

As of December 31, 2013 and 2012, the Company had foreign currency forward contracts outstanding with a notional value of $127.9 million and $128.2 million, respectively, primarily in Australian dollars, euros, Mexican Pesos and U.S. dollars, which were not designated as hedges and had a weighted average remaining maturity of three days. Although the Company enters into foreign currency contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, on occasion, short-term loans payable in currencies other than the U.S. Dollar, these contracts are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically 1 to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts.

Index to Consolidated Financial Statements

The required tabular disclosures for derivative instruments are as follows:

		Gross Amount of Recognized Assets		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Assets Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Foreign currency derivative contracts	Other Current Assets	$96	$177	$(96)	$(142)	$—	$35

		Gross Amount of Recognized Liabilities		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Foreign currency derivative contracts	Other Current Liabilities	(178)	(142)	96	142	$(82)	$—

		Amount of Loss Recognized in Income on Derivative
	Location of Loss Recognized in Income on Derivative	Year Ended December 31,
(in thousands)		2013	2012	2011
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency derivative contracts	Foreign currency exchange gain (loss), net	$(850)	$(618)	$(23)

See Note 17, Financial Instruments and Fair Value Measurements, for the determination of the fair values of derivatives.

(12) Leases

Capital leases

The Company leases certain of its ATMs, computer equipment and vehicles under capital lease agreements that expire between the years of 2014 and 2018 and bear interest at rates between 2.2% and 14.4%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the assets and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2013 and 2012 were as follows:

	As of December 31,
(in thousands)	2013	2012
ATMs	$10,427	$13,101
Other	3,165	3,019
Subtotal	13,592	16,120
Less accumulated amortization	(6,591)	(8,030)
Total	$7,001	$8,090

Non-cash financing and investing activities for the years ended December 31, 2013, 2012 and 2011 represented capital lease obligations of $0.9 million, $3.4 million and $4.6 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

Index to Consolidated Financial Statements

Operating leases

The Company has non-cancelable operating leases that expire between the years of 2014 and 2023. Certain of these leases contain renewal options and escalation provisions. The Company recognizes rent expense under the straight-line method over the term of the lease. Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $54.0 million, $49.0 million and $40.4 million, respectively.

Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2013 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2014	$2,573	$39,694
2015	2,116	34,019
2016	728	28,686
2017	252	21,226
2018	4	14,411
Thereafter	—	12,433
Total minimum lease payments	5,673	$150,469
Less amounts representing interest	(440)
Present value of net minimum capital lease payments	5,233
Less current portion of obligations under capital leases	(2,361)
Obligations under capital leases, less current portion	$2,872

(13) Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011 are presented as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Income (loss) before taxes:
United States	$18,560	$(3,002)	$(9,300)
Foreign	96,525	50,336	72,092
Total income before income taxes	$115,085	$47,334	$62,792

Index to Consolidated Financial Statements

The Company's income tax expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Current tax expense (benefit):
U.S.	$2,114	$6,363	$1,367
Foreign	31,791	26,579	23,679
Total current	33,905	32,942	25,046
Deferred tax expense (benefit):
U.S.	(1,470)	369	1,206
Foreign	(4,703)	(6,374)	(1,548)
Total deferred	(6,173)	(6,005)	(342)
Total tax expense	$27,732	$26,937	$24,704

The following is a reconciliation of the federal statutory income tax rate of 35% to the effective income tax rate for 2013, 2012 and 2011:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
U.S. federal income tax expense at applicable statutory rate	$40,280	$16,567	$21,977
Tax effect of:
State income tax expense at statutory rates	1,756	1,514	238
Non-deductible expenses	4,926	426	2,838
Share-based compensation	(733)	(89)	(76)
Other permanent differences	(1,442)	1,096	(1,771)
Difference between U.S. federal and foreign tax rates	(9,519)	(8,407)	(5,140)
Provision in excess of statutory rates	1,180	(965)	1,285
Change in federal and foreign valuation allowance	(9,038)	6,882	5,900
Impairment of goodwill and acquired intangible assets	4,460	8,149	—
Acquisition-related contingent consideration gain	(6,762)	—	—
Other	2,624	1,764	(547)
Total income tax expense	$27,732	$26,937	$24,704
Effective tax rate	24.1%	56.9%	39.3%

Index to Consolidated Financial Statements

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2013	2012
Deferred tax assets:
Tax loss carryforwards	$27,602	$28,285
Share-based compensation	6,950	6,344
Accrued expenses	12,855	7,109
Property and equipment	5,764	5,221
Goodwill and intangible amortization	37,221	37,265
Intercompany notes	7,750	9,532
Other	12,338	14,945
Gross deferred tax assets	110,480	108,701
Valuation allowance	(80,995)	(89,863)
Net deferred tax assets	29,485	18,838
Deferred tax liabilities:
Intangibles related to purchase accounting	(10,993)	(11,365)
Goodwill and intangible amortization	(7,385)	(4,735)
Accrued expenses	(8,266)	(7,707)
Intercompany notes	(1,129)	(915)
Capitalized research and development	(3,940)	(1,863)
Property and equipment	(2,866)	(2,632)
Other	(4,622)	(5,899)
Total deferred tax liabilities	(39,201)	(35,116)
Net deferred tax liabilities	$(9,716)	$(16,278)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2013 are expected to be allocated to income taxes in the Consolidated Statements of Income with the following exception. The tax benefit of net operating losses generated from share-based compensation have been excluded from the amounts disclosed for tax loss carryforwards and valuation allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $22.8 million will be allocated to additional paid-in capital when utilized to offset taxable income.

As of December 31, 2013, and 2012, the Company's U.S. federal and foreign tax loss carryforwards were $155.8 million and $152.1 million, respectively, and U.S. state tax loss carryforwards were $56.4 million and $50.3 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2013.

Index to Consolidated Financial Statements

At December 31, 2013, the Company had U.S. federal and foreign tax net operating loss carryforwards of $155.8 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2014	$1,135	$140
2015	2,931	635
2016	5,317	1,200
2017	3,630	709
2018	3,926	641
Thereafter	111,905	36,499
Unlimited	26,969	5,726
Total	$155,813	$45,550

In addition, the Company's state tax net operating loss carryforwards of $56.4 million will expire periodically from 2014 through 2033.
No provision has been made in the accounts as of December 31, 2013 for U.S. federal and state income taxes which would be payable if the gross undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $542.3 million as of December 31, 2013. The determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Beginning balance	$11,370	$12,045
Additions based on tax positions related to the current year	5,570	1,293
Additions for tax positions of prior years	—	355
Reductions for tax positions of prior years	(427)	(1,208)
Settlements	(2,271)	(1,115)
Ending balance	$14,242	$11,370

As of December 31, 2013 and 2012, approximately $9.2 million and $5.7 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $2.2 million and $2.4 million as of December 31, 2013 and 2012, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2013:

Jurisdictions	Periods
U.S. (Federal)	2000 through 2002, 2004 through 2006, and 2010 through 2013
Spain	2005 through 2013
Australia	2009 through 2013
U.K.	2008 through 2013
Germany	2007 through 2013

Index to Consolidated Financial Statements

The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our operating results. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

(14) Valuation and Qualifying Accounts

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Beginning balance-allowance for doubtful accounts	$21,512	$14,787	$14,924
Additions-charged to expense	7,007	9,201	5,046
Amounts written off	(6,068)	(2,889)	(6,058)
Other (primarily changes in foreign currency exchange rates)	(372)	413	875
Ending balance-allowance for doubtful accounts	$22,079	$21,512	$14,787

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. Certain stock option grants vest over a five-year period, subject to the achievement of pre-determined performance targets. With the exception of certain awards made to the Company's employees in Germany, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2013, the Company has approximately 5.3 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $11.5 million, $11.8 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $0.6 million, $0.7 million and $0.6 million during the years ended December 31, 2013, 2012 and 2011, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Index to Consolidated Financial Statements

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2012 (1,937,245 shares exercisable)	4,810,816	$16.73
Granted	317,174	$45.86
Exercised	(894,498)	$15.74
Forfeited	(166,081)	$18.14
Balance at December 31, 2013	4,067,411	$19.16	6.8	$116,691
Exercisable at December 31, 2013	1,839,633	$14.02	5.7	$62,239
Vested and expected to vest at December 31, 2013	3,795,264	$18.68	6.7	$110,710

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $13.6 million, $5.2 million and $2.0 million in connection with stock options exercised in the years ended December 31, 2013, 2012 and 2011, respectively. The intrinsic value of these options exercised was $18.6 million, $7.4 million and $2.0 million in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $14.3 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.5 years. The following table provides the fair value of options granted under the SCP during 2013, 2012 and 2011, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2013	2012	2011
Volatility	41.94%	43.9%	45.1%
Risk-free interest rate - weighted average	1.6%	0.8%	1.0%
Risk-free interest rate - range	(a)	0.81% to 1.03%	0.99% to 2.33%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.4 years	5.7 years	5.4 years
Weighted-average fair value (per share)	$18.43	$9.46	$6.85
(a) At the date of grant, the risk free rate for stock options awarded in 2013 was 1.6%.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2012	1,106,129	$19.73
Granted	155,930	$43.47
Vested	(195,834)	$19.64
Forfeited	(137,237)	$20.05
Nonvested at December 31, 2013	928,988	$23.69

Index to Consolidated Financial Statements

The fair value of shares vested in the years ended December 31, 2013, 2012 and 2011 was $7.3 million, $6.9 million and $5.0 million, respectively. As of December 31, 2013, there was $6.1 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.6 years. As of December 31, 2013, there was $8.5 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $43.47, $21.99 and $16.55 per share, respectively.

Employee stock purchase plans

In 2003, the Company established a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2013, 2012 and 2011, the Company issued 44,323, 56,189 and 57,018 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $25.06, $15.42 and $12.77, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.2 million for each of the years ended December 31, 2013, 2012 and 2011. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2013, 2012 and 2011 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2013	2012	2011
Volatility - weighted average	25.6%	29.7%	39.9%
Volatility - range	20.9% to 29.6%	22.6% to 35.2%	26.5% to 52.5%
Risk-free interest rate - weighted average	0.04%	0.07%	0.06%
Risk-free interest rate - range	0.02% to 0.08%	0.02% to 0.10%	0.02% to 0.11%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$5.72	$3.63	$3.70

Index to Consolidated Financial Statements

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

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America.

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

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$296,240	$748,680	$370,365	$(2,116)	$1,413,169
Operating expenses:
Direct operating costs	141,381	575,787	177,783	(2,023)	892,928
Salaries and benefits	40,150	57,251	88,222	22,621	208,244
Selling, general and administrative	23,141	41,000	54,870	10,416	129,427
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Goodwill and acquired intangible assets impairment	—	18,425	—	—	18,425
Depreciation and amortization	29,537	16,756	18,395	365	65,053
Total operating expenses	214,890	709,219	339,270	31,379	1,294,758
Operating income (expense)	$81,350	$39,461	$31,095	$(33,495)	$118,411
Other income (expense)
Interest income					1,998
Interest expense					(10,139)
Income from unconsolidated affiliates					206
Other gains, net					2,398
Foreign currency exchange gain, net					2,211
Total other expense, net					(3,326)
Income before income taxes					$115,085
Segment assets as of December 31, 2013	$347,073	$757,942	$472,390	$20,710	$1,598,115
Property and equipment, net as of December 31, 2013	$64,972	$27,176	$23,768	$314	$116,230

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$237,948	$714,125	$316,135	$(607)	$1,267,601
Operating expenses:
Direct operating costs	114,826	548,390	149,397	(554)	812,059
Salaries and benefits	32,784	53,399	75,540	22,332	184,055
Selling, general and administrative	20,628	44,496	47,673	7,778	120,575
Goodwill and acquired intangible assets impairment	—	28,740	—	—	28,740
Depreciation and amortization	25,302	19,599	18,902	364	64,167
Total operating expenses	193,540	694,624	291,512	29,920	1,209,596
Operating income (expense)	$44,408	$19,501	$24,623	$(30,527)	$58,005
Other income (expense)
Interest income					3,993
Interest expense					(19,653)
Income from unconsolidated affiliates					942
Other gains, net					4,146
Foreign currency exchange loss, net					(99)
Total other expense, net					(10,671)
Income before income taxes					$47,334
Segment assets as of December 31, 2012	$231,320	$840,513	$455,981	$23,722	$1,551,536
Property and equipment, net as of December 31, 2012	$62,359	$29,912	$22,856	$348	$115,475

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2011
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$199,249	$677,051	$285,299	$(295)	$1,161,304
Operating expenses:
Direct operating costs	95,739	514,429	130,783	(222)	740,729
Salaries and benefits	29,487	48,386	70,603	19,998	168,474
Selling, general and administrative	19,798	38,711	46,441	7,557	112,507
Depreciation and amortization	21,017	18,751	20,346	343	60,457
Total operating expenses	166,041	620,277	268,173	27,676	1,082,167
Operating income (expense)	$33,208	$56,774	$17,126	$(27,971)	$79,137
Other income (expense)
Interest income					5,749
Interest expense					(21,385)
Income from unconsolidated affiliates					1,852
Other gains					1,000
Loss on early retirement of debt					(1,899)
Foreign currency exchange loss, net					(1,662)
Total other expense, net					(16,345)
Income before income taxes					$62,792
Segment assets as of December 31, 2011	$203,494	$803,897	$472,532	$26,406	$1,506,329
Property and equipment, net as of December 31, 2011	$54,169	$27,303	$20,990	$438	$102,900

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2013, 2012 and 2011, and property and equipment and total assets as of December 31, 2013 and 2012, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2013	2012	2011	2013	2012	2013	2012
United States	$341,964	$294,122	$233,903	$22,556	$19,255	$275,040	$284,748
Germany	336,551	276,862	166,687	12,162	12,164	366,695	353,947
Australia	103,571	137,054	193,557	1,709	2,130	131,037	156,352
Poland	103,147	89,873	81,232	41,907	39,736	96,160	79,010
United Kingdom	95,127	104,496	123,387	4,027	5,071	139,172	126,393
India	59,744	52,228	41,870	2,742	3,513	40,638	37,982
Spain	54,804	50,047	65,188	3,167	2,154	80,196	79,909
Italy	54,765	50,178	53,970	1,813	1,509	92,055	80,814
Brazil	44,633	47,955	58,654	1,750	3,408	27,263	41,119
Other	218,863	164,786	142,856	24,397	26,535	349,859	311,262
Total foreign	1,071,205	973,479	927,401	93,674	96,220	1,323,075	1,266,788
Total	$1,413,169	$1,267,601	$1,161,304	$116,230	$115,475	$1,598,115	$1,551,536

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by our software subsidiary, which are attributed to the U.S.

(17) Financial Instruments and Fair Value Measurements

Concentrations of credit risk
The Company's credit risk primarily relates to trade accounts receivable and cash and cash equivalents. The EFT Processing Segment's customer base includes the most significant international card organizations and certain banks in its markets. The epay Segment's customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company's behalf and generally remit the cash within one week. The Company's performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 14, Valuation and Qualifying Accounts, for further disclosure.
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

Index to Consolidated Financial Statements

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivative contracts	Other current liabilities	—	(82)	—	$(82)

		As of December 31, 2012
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivative contracts	Other current assets	—	35	—	$35

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
Contingent Consideration Liability
The contingent consideration liability relating to the Pure Commerce acquisition was recorded at fair value using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are forecasted financial results, including estimates of future revenues, gross profit, and EBITDA (Level 3). As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. Changes in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of the contingent consideration liability are recorded as income or expense within operating income in our Consolidated Statements of Income.
During 2013, the Company recorded a $2.4 million foreign currency exchange gain related to this contingent consideration liability as a result of fluctuations in the value of the Australian dollar against the U.S. dollar. In third quarter of 2013, the Company adjusted to fair value the contingent consideration liability based on its assessment that the performance targets for gross profit and EBITDA would not be met. As of December 31, 2013 (end of the performance period), the fair value of the contingent consideration liability is zero. The change in fair value resulted in the recognition of a $19.3 million gain.
Although certain elements of Pure Commerce’s business plan changed during the first half of 2013, its management team had specific plans in place to achieve the performance targets. At June 30, 2013, the Company determined that the performance targets were probable of achievement because Pure Commerce’s business can experience significant impacts on results when key customers launch its services and we believed implementation timeframes would be short. However, as the actual results through the second half of 2013 were realized, the Company determined that delays in implementing contracts with certain merchants and merchant acquirers and lower than expected transaction volume on certain contracts would not allow Pure Commerce to meet the minimum threshold necessary to require the Company to pay contingent consideration. This assessment was primarily due to the short one-year timeframe to achieve the performance targets and the targets’ high sensitivity to changes in performance. While these factors contributed to Pure Commerce not achieving the performance targets, they are not expected to adversely affect the fair value of Pure Commerce.

Index to Consolidated Financial Statements

Impairment of goodwill and acquired intangible assets

Certain assets are measured at fair value on a non-recurring basis. In connection with the annual goodwill impairment test during the fourth quarters of 2013 and 2012, the Company assessed the fair value of goodwill and recorded goodwill impairment charges related to certain of its epay reporting units of $18.4 million and $23.5 million, respectively. The fair values were determined using significant unobservable inputs (Level 3). The fair values of goodwill related to impaired reporting units were determined by calculating the implied fair values as the excess of the fair value of the respective entity over the fair value of its net assets. Further, in 2012, the Company recorded an impairment charge of acquired intangible assets of $5.2 million, specifically related to customer relationship assets in Brazil. The acquired intangible asset impairment charge was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. No other assets were measured at fair value on a non-recurring basis during 2013, 2012, or 2011.

(18) Computer Software to be Sold

Euronet engages in software development activities to continually improve the Company's core software products. The following table provides the detailed activity related to capitalized software development costs for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Beginning balance-capitalized development cost	$5,274	$3,841	$3,123
Additions	4,932	3,908	2,609
Amortization	(3,227)	(2,475)	(1,891)
Net capitalized development cost	$6,979	$5,274	$3,841

Research and development costs expensed for the years ended December 31, 2013, 2012 and 2011 were $2.4 million, $1.9 million and $1.1 million, respectively.

(19) Litigation and Contingencies

Contingencies
Unclaimed property compliance - In September 2013, the Company entered into a voluntary disclosure agreement (“VDA”) with the Secretary of State of the State of Delaware to determine compliance with Delaware unclaimed property laws. Types of property under examination include, but are not limited to, payroll checks, accounts payable checks and accounts receivable credits for the period 1996 through 2007. The total amount of exposure of this contingency is dependent upon the manner in which the State of Delaware applies its unclaimed property laws. The Company does not expect the outcome of this matter to have a material adverse effect on the consolidated financial statements
Computer Security Breach - A unit of the Company's European processing business was the subject of a criminal security breach in late 2011. The affected business represents less than 5% of the Company's revenues, profits and transactions. Euronet took immediate steps to remediate the breach and ensure its impact was contained.
Certain claims arising from such breach were asserted against the Company, and it is possible that additional claims may be asserted in the future. However, the Company maintains insurance to cover the financial exposure for response costs, losses by the card issuer and fines or penalties from incidents of this nature. To date, the aggregate amount of expenses incurred and losses asserted against the Company for which the Company ultimately bore liability have been within the limits of our insurance and the only cost to the Company has been its retention amount under its insurance. The Company does not currently expect the net financial impact of expenses or losses from the breach, after insurance recovery, to be material to its consolidated financial statements.
Expenses related to the breach were $0.4 million and $0.5 million in 2011 and 2012, respectively. The $0.5 million of expenses incurred in 2012 were net of $1.9 million in amounts recovered from the Company's insurance carrier. No additional related expenses were incurred during 2013, as all losses incurred were covered by insurance.

Index to Consolidated Financial Statements

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
From time to time, the Company is a party to legal and regulatory proceedings arising in the ordinary course of its business. Currently, there are no legal proceedings or regulatory findings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated financial statements of the Company. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

(20) Commitments

As of December 31, 2013, the Company had $105.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $5.0 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2013, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $16.0 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.3 million over the terms of the agreements with the customers.

Each of our subsidiaries, once they reach a certain size, is required under the Credit Facility to provide a guarantee of all or a portion of the outstanding obligations under the Credit Facility depending upon whether the subsidiary is a domestic or foreign entity.
From time to time, the Company enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2013, the balance of ATM network cash for which the Company was responsible was approximately $480 million. The Company maintains insurance policies to mitigate this exposure;

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

•
In connection with the license of proprietary systems to customers, the Company provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

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

Index to Consolidated Financial Statements

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2013 or 2012.

(21) Related Party Transactions

The Company leases airplanes from companies partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer and Chairman of the Board of Directors. The airplanes are leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred expenses of $0.3 million in the year ended December 31, 2013 and $0.2 million in each of the years ended December 31, 2012 and 2011, for the use of these airplanes.

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

(22) Selected Quarter Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2013
Revenues	$335,644	$341,543	$360,580	$375,402
Operating income	$19,158	$27,800	$55,345	$16,108
Net income	$12,060	$18,165	$47,974	$9,154
Net income attributable to Euronet Worldwide, Inc.	$12,006	$18,111	$47,874	$9,995
Earnings per common share:
Basic	$0.24	$0.36	$0.96	$0.20
Diluted	$0.24	$0.35	$0.92	$0.19
For the Year Ended December 31, 2012
Revenues	$297,622	$302,377	$316,356	$351,246
Operating income (loss)	$15,842	$19,854	$24,195	$(1,886)
Net income (loss)	$13,098	$5,726	$14,341	$(12,768)
Net income (loss) attributable to Euronet Worldwide, Inc.	$13,172	$5,747	$14,630	$(13,014)
Earnings (loss) per common share:
Basic	$0.26	$0.11	$0.29	$(0.26)
Diluted	$0.26	$0.11	$0.28	$(0.26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on these criteria and our assessment, we have determined that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 27, 2014

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under Investor Relations/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Equity Compensation Plan Table" incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

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

3.2
Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2009 and incorporated by reference herein)

3.3
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2013, and incorporated herein by reference)

3.4	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 19, 2013, and incorporated herein by reference)

4.1
Rights Agreement, dated as of March 26, 2013, between Euronet Worldwide, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 29, 2013, and incorporated herein by reference)

10.1
Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company's Definitive Proxy Statement filed on April 20, 2004, and incorporated by reference herein) (2)

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

10.12
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix A to the Company's Definitive Proxy Statement filed on April 15, 2013, and incorporated herein by reference) (2)

10.13
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.14
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.15
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.16
Euronet Worldwide, Inc. Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

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

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 27, 2014

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 27, 2014	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 27, 2014	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 27, 2014	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 27, 2014	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 27, 2014	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 27, 2014	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 27, 2014	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 27, 2014	Director

/s/ Lu M. Cordova Lu M. Cordova February 27, 2014	Director