Form 10-Q
period 2014-03-31
EURONET WORLDWIDE INC
filed 2014-05-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2806888
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3500 College Boulevard
Leawood, Kansas	66211
(Address of principal executive offices)	(Zip Code)
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

On April 30, 2014, Euronet Worldwide, Inc. had 50,959,227 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,300	$209,826
Restricted cash	70,516	77,987
Inventory — PINs and other	64,811	92,757
Trade accounts receivable, net of allowances for doubtful accounts of $22,760 at March 31, 2014 and $22,079 at December 31, 2013	315,652	390,563
Prepaid expenses and other current assets	58,310	69,242
Total current assets	801,589	840,375
Property and equipment, net of accumulated depreciation of $240,215 at March 31, 2014 and $231,327 at December 31, 2013	117,601	116,230
Goodwill	499,680	498,435
Acquired intangible assets, net of accumulated amortization of $137,917 at March 31, 2014 and $132,927 at December 31, 2013	88,943	93,026
Other assets, net of accumulated amortization of $26,659 at March 31, 2014 and $25,363 at December 31, 2013	49,347	50,049
Total assets	$1,557,160	$1,598,115
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$364,876	$457,274
Accrued expenses and other current liabilities	204,772	213,284
Current portion of capital lease obligations	2,309	2,361
Short-term debt obligations and current maturities of long-term debt obligations	10,013	10,903
Income taxes payable	13,311	15,656
Deferred revenue	33,004	32,533
Total current liabilities	628,285	732,011
Debt obligations, net of current portion	228,384	188,510
Capital lease obligations, net of current portion	2,454	2,872
Deferred income taxes	18,044	17,695
Other long-term liabilities	17,164	18,572
Total liabilities	894,331	959,660
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 54,612,164 issued at March 31, 2014 and 54,276,761 issued at December 31, 2013	1,092	1,086
Additional paid-in-capital	815,430	809,640
Treasury stock, at cost, 3,664,779 shares at March 31, 2014 and 3,650,519 shares at December 31, 2013	(68,676)	(68,122)
Accumulated deficit	(80,007)	(96,029)
Accumulated other comprehensive loss	(7,255)	(10,453)
Total Euronet Worldwide, Inc. stockholders’ equity	660,584	636,122
Noncontrolling interests	2,245	2,333
Total equity	662,829	638,455
Total liabilities and equity	$1,557,160	$1,598,115
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$353,315	$335,644
Operating expenses:
Direct operating costs	226,338	219,087
Salaries and benefits	53,574	48,727
Selling, general and administrative	32,871	31,003
Depreciation and amortization	16,150	17,669
Total operating expenses	328,933	316,486
Operating income	24,382	19,158
Other income (expense):
Interest income	532	494
Interest expense	(1,988)	(2,859)
Foreign currency exchange loss, net	(1,269)	(1,701)
Income from unconsolidated affiliates	—	124
Other expense, net	(2,725)	(3,942)
Income before income taxes	21,657	15,216
Income tax expense	(5,724)	(3,156)
Net income	15,933	12,060
Less: Net loss (income) attributable to noncontrolling interests	89	(54)
Net income attributable to Euronet Worldwide, Inc.	$16,022	$12,006

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.32	$0.24
Diluted	$0.30	$0.24

Weighted average shares outstanding:
Basic	50,788,219	49,504,712
Diluted	52,763,650	50,620,437
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$15,933	$12,060
Translation adjustment	3,199	(17,150)
Comprehensive income (loss)	19,132	(5,090)
Comprehensive loss attributable to noncontrolling interests	88	9
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$19,220	$(5,081)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$15,933	$12,060

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,150	17,669
Share-based compensation	3,137	2,501
Unrealized foreign exchange loss, net	(1,269)	1,701
Deferred income taxes	(1,661)	71
Income from unconsolidated affiliates	—	(124)
Amortization of debt issuance costs	297	208
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(2,223)	(766)
Restricted cash	8,405	30,547
Inventory — PINs and other	28,665	16,978
Trade accounts receivable	75,976	9,924
Prepaid expenses and other current assets	10,552	(13,665)
Trade accounts payable	(94,149)	(82,301)
Deferred revenue	449	645
Accrued expenses and other current liabilities	(8,435)	21,872
Changes in noncurrent assets and liabilities	1,232	(1,578)
Net cash provided by operating activities	53,059	15,742
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(30,847)
Purchases of property and equipment	(11,049)	(6,083)
Purchases of other long-term assets	(1,327)	(1,114)
Other, net	131	462
Net cash used in investing activities	(12,245)	(37,582)
Cash flows from financing activities:
Proceeds from issuance of shares	1,485	2,157
Borrowings from revolving credit agreements	413,913	538,129
Repayments of revolving credit agreements	(371,600)	(546,830)
Repayments of long-term debt obligations	(2,000)	(1,500)
Repayments of short-term debt obligations	(1,337)	—
Repayments of capital lease obligations	(629)	(702)
Purchase of subsidiary shares from noncontrolling interests	—	(7,878)
Other, net	(28)	(95)
Net cash provided by (used in) financing activities	39,804	(16,719)
Effect of exchange rate changes on cash and cash equivalents	1,856	(1,447)
Increase (Decrease) in cash and cash equivalents	82,474	(40,006)

Cash and cash equivalents at beginning of period	209,826	201,435

Cash and cash equivalents at end of period	$292,300	$161,429

Supplemental disclosure of cash flow information:
Interest paid during the period	$803	$1,053
Income taxes paid during the period	$8,207	$7,230
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$—	$5,296
Contingent consideration in connection with acquisition	$—	$21,725
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. (together with its subsidiaries, the “Company”or “Euronet”) was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of March 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013, including the notes thereto, set forth in the Company’s 2013 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
Seasonality
Euronet’s EFT Processing segment and epay segment are significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Additionally, mostly in Europe, the EFT Processing business experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with the tourist season. Seasonality in the money transfer segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and Euronet usually experiences its lowest transaction levels during the first quarter of each year.

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 as of January 1, 2014, and its adoption did not have a material impact on the Company's results of operations, cash flows or financial position.

(3) STOCKHOLDERS' EQUITY

Earnings Per Share
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's common stock and assumed vesting of restricted stock. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2014	2013
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,788,219	49,504,712
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,975,431	1,115,725
Diluted weighted average shares outstanding	52,763,650	50,620,437
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three months ended March 31, 2014 and 2013. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 763,000 and 1,890,000 for the three months ended March 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $3.2 million and translation loss of $17.2 million for the three months ended March 31, 2014 and 2013, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

(4) ACQUISITIONS

On March 7, 2014, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") with the selling shareholders of all of the capital stock of EIM (FX) Limited and TBK (FM) Limited, each United Kingdom limited companies, which primarily operate under the trading names HiFX or HiFM. Under the terms of the Purchase Agreement, the selling shareholders will receive at closing an aggregate amount of purchase consideration of £145 million in cash and Euronet common stock. The number of shares of Euronet common stock to be issued will be based on the average closing price of Euronet common stock over the twenty trading-day period before closing and the average U.S. dollar to pounds sterling exchange rate over the five trading-day period before closing. Based on the March 31, 2014 exchange rate, the purchase consideration would be comprised of $184.5 million in cash and $56.5 million of Euronet common stock. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses, complementing Euronet’s existing consumer-to-consumer money transfer business. HiFX has an innovative multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative.
The Purchase Agreement contains customary closing conditions, including certain regulatory approvals, and is currently expected to close during the second quarter of 2014.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2014 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2013	$93,026	$498,435	$591,461
Increases (decreases):
Amortization	(4,841)	—	(4,841)
Other (primarily changes in foreign currency exchange rates)	758	1,245	2,003
Balance as of March 31, 2014	$88,943	$499,680	$588,623
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2014, is expected to total $13.4 million for the remainder of 2014, $13.0 million for 2015, $11.4 million for 2016, $9.6 million for 2017, $7.2 million for 2018 and $6.3 million for 2019.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2013 resulted in the Company recording a non-cash goodwill impairment charge of $18.4 million during the fourth quarter of 2013 with respect to certain reporting units included in the Company's epay segment.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2013 annual impairment test could change, which may result in the Company recording additional material non-cash impairment charges during the year in which these changes take place.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2014	December 31, 2013
Accrued expenses	$83,775	$84,511
Accrued amounts due to mobile operators and other content providers	57,487	78,398
Money transfer settlement obligations	62,694	49,757
Deferred income taxes	816	618
Total	$204,772	$213,284

(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the three months ended March 31, 2014 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	Term Loan A	Total
Balance at December 31, 2013	$129,010	$2,403	$5,233	$68,000	$204,646
Increases (decreases):
Net borrowings (repayments)	42,426	(1,337)	(599)	(2,000)	38,490
Capital lease interest			79		79
Foreign currency exchange (gain) loss	(52)	(53)	50		(55)
Balance at March 31, 2014	171,384	1,013	4,763	66,000	243,160
Less — current maturities	—	(1,013)	(2,309)	(9,000)	(12,322)
Long-term obligations at March 31, 2014	$171,384	$—	$2,454	$57,000	$230,838

Credit Facility
As of March 31, 2014, the Company had a $480 million senior secured credit facility (the "Credit Facility") consisting of a $400 million revolving credit facility and an $80 million term loan (which has been reduced to $66 million through principal amortization payments) ("Term Loan A").
Interest on borrowings under the revolving credit facility and Term Loan A vary based upon the Company's consolidated total leverage ratio, as defined in the Company's Amended and Restated Credit Agreement ("Credit Agreement"), and during the first quarter of fiscal 2014 was based on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.5% to 2.5% for LIBOR loans or 0.5% to 1.5% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 1.77% and 1.65%, respectively, as of March 31, 2014.
On April 9, 2014, the Company amended and restated the Credit Agreement to, among other things, (i) increase the amount of Term Loan A from $66 million to $75 million, (ii) increase the aggregate credit commitments under the revolving credit facility from $400 million to $600 million, (iii) reduce the margin over the LIBOR rate and base rate by 12.5 basis points, and (iv) extend the expiration date of the Credit Agreement from August 18, 2016 to April 9, 2019.
(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
As of March 31, 2014, the Company had foreign currency forward contracts outstanding with a notional value of $136 million, primarily in Australian dollars, British pounds, euros and Mexican pesos, which were not designated as hedges and had a weighted average remaining maturity of two days. Although the Company enters into foreign currency contracts to offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar and, on occasion, short-term loans payable in currencies other than the U.S. dollar, they are not designated as hedges under ASC Topic 815, Derivatives and Hedging. This is mainly due to the relatively short duration of the contracts, typically one to 14 days, and the frequency with which the Company enters into them. Due to the short duration of the contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to its foreign currency forward contracts. The Company's derivative contracts are executed with counterparties governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.
The required tabular disclosures for derivative instruments are as follows:

		Gross Amount of Recognized Assets		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Assets Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Foreign currency derivative contracts	Other Current Liabilities	$43	$96	$(43)	$(96)	$—	$—

		Gross Amount of Recognized Liabilities		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(in thousands)	Consolidated Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Foreign currency derivative contracts	Other Current Liabilities	$(124)	$(178)	$43	$96	$(81)	$(82)

		Amount of (Loss) Gain Recognized in Income on Derivative Contracts
	Location of (Loss) Gain Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2014	2013
Foreign currency derivative contracts	Foreign currency exchange loss, net	$(747)	$693
See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

(9) FAIR VALUE MEASUREMENTS
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivative contracts	Other current liabilities	$—	$(81)	$—	$(81)

		As of December 31, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivative contracts	Other current liabilities	$—	$(82)	$—	$(82)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt, including the current portion, approximate fair value because interest is primarily based on LIBOR, which reset at various intervals of less than one year.

(10) SEGMENT INFORMATION
The Company’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

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

In addition, the Company accounts for non-operating activity, most share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the Company’s reportable segment results for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$74,605	$185,064	$94,000	$(354)	$353,315
Operating expenses:
Direct operating costs	37,338	143,341	45,972	(313)	226,338
Salaries and benefits	11,095	13,594	23,310	5,575	53,574
Selling, general and administrative	6,102	9,087	16,145	1,537	32,871
Depreciation and amortization	7,296	4,146	4,633	75	16,150
Total operating expenses	61,831	170,168	90,060	6,874	328,933
Operating income (expense)	$12,774	$14,896	$3,940	$(7,228)	$24,382

	For the Three Months Ended March 31, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$63,334	$189,575	$82,903	$(168)	$335,644
Operating expenses:
Direct operating costs	32,912	146,657	39,672	(154)	219,087
Salaries and benefits	9,645	14,095	20,084	4,903	48,727
Selling, general and administrative	5,848	9,667	12,347	3,141	31,003
Depreciation and amortization	8,316	4,503	4,758	92	17,669
Total operating expenses	56,721	174,922	76,861	7,982	316,486
Operating income (expense)	$6,613	$14,653	$6,042	$(8,150)	$19,158

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
EFT Processing	$66,372	$64,972	$380,268	$347,073
epay	26,787	27,176	670,763	757,942
Money Transfer	24,167	23,768	486,671	472,390
Corporate Services, Eliminations and Other	275	314	19,458	20,710
Total	$117,601	$116,230	$1,557,160	$1,598,115

(11) INCOME TAXES
The Company's effective income tax rates were 26.4% and 20.7% for the three months ended March 31, 2014 and 2013, respectively. The Company's effective tax rate for the three months ended March 31, 2014 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income.
(12) COMMITMENTS
As of March 31, 2014, the Company had $95.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $47.9 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $5.2 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2014, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.3 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $27.6 million over the terms of the agreements with the customers.
Each of Euronet's subsidiaries, once they reach a certain size, is required under the Credit Agreement to provide a guarantee of all or a portion of the outstanding obligations under the Credit Agreement depending upon whether the subsidiary is a domestic or foreign entity.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2014, the balance of ATM network cash for which the Company was responsible was approximately $440 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2014 or December 31, 2013.

(13) LITIGATION AND CONTINGENCIES

Contingencies
Unclaimed property compliance - In September 2013, the Company entered into a voluntary disclosure agreement with the Secretary of State of the State of Delaware to determine compliance with Delaware unclaimed property laws. Types of property under examination include, but are not limited to, payroll checks, accounts payable checks and accounts receivable credits for the period 1996 through 2007. The total amount of exposure of this contingency is dependent upon the manner in which the State of Delaware applies its unclaimed property laws. The Company does not currently expect the outcome of this matter to have a material adverse effect on the Company's consolidated financial condition or results of operations.
Legal Proceedings
During 2012, the Company was served with a class action lawsuit filed by a former employee alleging wage and hour violations relating to meal and rest period requirements. The Company has reached an agreement to settle this lawsuit for an immaterial amount and completed the settlement in 2014.
From time to time, the Company is a party to legal or regulatory proceedings arising in the ordinary course of its business. Currently, there are no legal proceeding or regulatory findings that management believes, either individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition or results of operations. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms "Euronet," the "Company," "we" and "us" as used herein refer to Euronet Worldwide, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Generally, the words "believe," "expect," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean the statement is not forward-looking. All statements other than statements of historical facts included in this document are forward-looking statements, including, but not limited to, statements regarding the following:

•	our business plans and financing plans and requirements;

•	trends affecting our business plans and financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	our ability to repay indebtedness;

•	our estimated capital expenditures;

•	the potential outcome of loss contingencies;

•	our expectations regarding the closing of pending acquisitions;

•	business strategy;

•	government regulatory action;

•	technological advances; and

•	projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any potential future security breaches; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those other factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
We are a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global consumer money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 18,558 ATMs and approximately 67,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 647,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria. We offer this service through a network of sending agents, Company-owned stores (primarily in North America and Europe) and via the Company's website (at riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 219,000 locations. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up.

We have four processing centers in Europe, three in Asia Pacific and two in North America. We have 31 principal offices in Europe, ten in Asia Pacific, six in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 75% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented 21% of our total consolidated revenues for the first quarter of 2014, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented 52% of our total consolidated revenues for the first quarter of 2014, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented 27% of our total consolidated revenues for the first quarter of 2014, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to consumers at retail exchange rates. We have a sending agent network in place comprised of agents, Company-owned stores, primarily in North America and Europe, and our riamoneytransfer.com website, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
Corporate Services, Eliminations and Other - In addition to operating in our principal operating segments described above, our “Corporate Services, Eliminations and Other” category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including most share-based compensation expense. These services are not directly identifiable with our reportable operating segments.

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

We consistently evaluate and add prospects to our list of potential ATM outsourcing customers. However, we cannot predict any increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take several months. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from the acquisition or termination of one or more of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.

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
epay Segment — The continued expansion and development of our epay Segment business will depend on various factors, including, but not necessarily limited to, the following:

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

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, we believe that many of the factors that may contribute to rapid growth (growth in electronic payment products, expansion of our network of retailers and access to all mobile operators' products) remain present.

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

For all segments, our continued expansion may involve additional acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. Any inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition and results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies, as well as deliver new and innovative services to compete in the marketplace.

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2014 and 2013 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$74,605	$63,334	$11,271	18%
epay	185,064	189,575	(4,511)	(2)%
Money Transfer	94,000	82,903	11,097	13%
Total	353,669	335,812	17,857	5%
Eliminations	(354)	(168)	(186)	n/m
Total	$353,315	$335,644	$17,671	5%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$12,774	$6,613	$6,161	93%
epay	14,896	14,653	243	2%
Money Transfer	3,940	6,042	(2,102)	(35)%
Total	31,610	27,308	4,302	16%
Corporate services, eliminations and other	(7,228)	(8,150)	922	(11)%
Total	$24,382	$19,158	$5,224	27%
___________________
n/m — Not meaningful
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, our consolidated operating income for the first quarter of 2014 was not significantly influenced by the changes in foreign currency exchange rates when compared to the same period of 2013. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar for the first quarter of 2014 compared to the same period of 2013 of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Increase (Decrease)Percent
Currency (dollars per foreign currency)	2014	2013
Australian dollar	$0.8961	$1.0385	(14)%
Brazilian real	$0.4236	$0.5010	(15)%
British pound	$1.6551	$1.5515	7%
euro	$1.3703	$1.3205	4%
Hungarian forint	$0.0045	$0.0045	—%
Indian rupee	$0.0162	$0.0185	(12)%
Polish zloty	$0.3278	$0.3183	3%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2014 and 2013 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$74,605	$63,334	$11,271	18%
Operating expenses:
Direct operating costs	37,338	32,912	4,426	13%
Salaries and benefits	11,095	9,645	1,450	15%
Selling, general and administrative	6,102	5,848	254	4%
Depreciation and amortization	7,296	8,316	(1,020)	(12)%
Total operating expenses	61,831	56,721	5,110	9%
Operating income	$12,774	$6,613	$6,161	93%
Transactions processed (millions)	301	276	25	9%
ATMs as of March 31,	18,558	17,949	609	3%
Average ATMs	18,411	17,723	688	4%

Revenues
Our revenues for the first quarter of 2014 increased when compared to the same period of 2013, primarily due to an increase in the number of transactions processed in Poland as a result of an increase in ATMs under management, an increase in the number of ATMs in India, an increase in demand for dynamic currency conversion ("DCC") on both our ATMs and POS devices under management and growth in revenues from debit and credit card outsourcing services in Greece.
Average monthly revenues per ATM were $1,351 for the first quarter of 2014 compared to $1,191 for the same period of 2013. Revenues per transaction were $0.25 for the first quarter of 2014 compared to $0.23 for the same period of 2013. These increases were primarily the result of revenue growth from DCC on our ATMs under management, which earns higher revenues per transaction than other ATM services and the cancellation of an ATM driving and managed services contract in India during the second quarter of 2013. The revenues per ATM and per transaction earned under the canceled contract were significantly lower than other ATM services.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, the cost of data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for the first quarter of 2014 compared to the same period of 2013, primarily due to an increase in the number of ATMs under management in Poland and India, an increase in demand for DCC transactions on POS devices and growth in revenues from debit and credit card outsourcing services in Greece.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $37.3 million for the first quarter of 2014 compared to $30.4 million for the same period of 2013. This increase was primarily due to the growth in revenues from DCC transactions, an increase in ATMs under management in Poland and growth in revenues from debit and credit card outsourcing services in Greece. Gross profit as a percentage of revenues (“gross margin”) was 50.0% for the first quarter of 2014 compared to 48.0% for the same period of 2013. This increase was primarily due to the increase in revenues earned from DCC on our ATMs under management, which earns a higher gross profit than other services.

Salaries and benefits
The increase in salaries and benefits for the first quarter of 2014 compared to the same period of 2013 was primarily due to additional headcount to support the increase in the number of ATMs under management and the growth in DCC transactions on our POS devices. As a percentage of revenues, these costs decreased to 14.9% for the first quarter of 2014 from 15.2% for the same period of 2013. This decrease was primarily due to the growth in revenues earned from DCC transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
The increase in selling, general and administrative expenses for the first quarter of 2014 compared to the same period of 2013 was primarily due to increased support costs as a result of the increase in the number of ATMs under management and growth in DCC transactions on POS devices. As a percentage of revenues, these expenses decreased to 8.2% for the first quarter of 2014 from 9.2% for the same period of 2013, primarily due to the growth in revenues earned from DCC transactions on our ATMs under management, which require minimal incremental support costs.
Depreciation and amortization
The decrease in depreciation and amortization expense for the first quarter of 2014 compared to the same period of 2013 was primarily due to certain software assets becoming fully amortized during 2013, partly offset by an increase in depreciation on our ATMs under management. As a percentage of revenues, depreciation and amortization expense decreased to 9.8% for the first quarter of 2014 from 13.1% for the same period of 2013, primarily due to the growth in revenues from DCC transactions on our ATMs under management and the purchase accounting true-up adjustments discussed above.
Operating income
The increase in operating income for the first quarter of 2014 compared to the same period of 2013 was primarily due to the increase in the number of ATMs discussed above, growth in revenues earned from DCC transactions, growth in revenues from debit and credit card management services in Greece and the decrease in amortization expense related to software assets. Operating income as a percentage of revenues (“operating margin”) increased to 17.1% for the first quarter of 2014 from 10.4% for the same period of 2013 and operating income per transaction increased to $0.04 for the first quarter of 2014 from $0.02 for the same period of 2013. These increases were primarily due to growth in revenues earned from DCC on our ATMs under management.
EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2014 and 2013 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$185,064	$189,575	$(4,511)	(2)%
Operating expenses:
Direct operating costs	143,341	146,657	(3,316)	(2)%
Salaries and benefits	13,594	14,095	(501)	(4)%
Selling, general and administrative	9,087	9,667	(580)	(6)%
Depreciation and amortization	4,146	4,503	(357)	(8)%
Total operating expenses	170,168	174,922	(4,754)	(3)%
Operating income	$14,896	$14,653	$243	2%
Transactions processed (millions)	280	278	2	1%

Revenues
Revenues decreased slightly for the first quarter of 2014 compared to the same period of 2013, primarily due to a decrease in the number of prepaid mobile transactions processed in Australia and Brazil and a decrease in the number of physical gift fulfillments at our cadooz subsidiary. These decreases were partially offset by increases in the number of non-mobile transactions processed in Germany and the U.K. The decrease in revenues for Australia was the result of increased competitive pressures and certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels. The decrease in revenues in Brazil was due to changes in certain mobile operators' distribution strategies, which limited our ability to distribute certain products within certain markets in Brazil. The decrease in physical gift fulfillments at our cadooz subsidiary was the result of fewer customer orders during the period.
We currently expect most of our future revenue growth to be derived from, (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction decreased to $0.66 for the first quarter of 2014 from $0.68 for the same period of 2013, primarily due to growth in the number of transactions processed in India, where revenues per transaction are considerably lower than average, and a decrease in the average commission earned per transaction in Australia and Brazil. The decrease in revenues per transaction was partially offset by the increase in the number of non-mobile transactions processed in Germany and the U.K., for which we generally earn higher revenues per transaction than mobile.
Direct operating costs
Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the first quarter of 2014 compared to the same period of 2013 was the result of a decrease in transactions processed in Australia and Brazil and a decrease in physical gift fulfillments, partly offset by the growth in transactions processed in Germany and U.K.
Gross profit
Gross profit was $41.8 million for the first quarter of 2014 compared to $42.9 million for the same period of 2013. Gross margin decreased slightly to 22.5% for the first quarter of 2014 from 22.6% for the same period of 2013. The decrease in gross profit was the result of the decrease in revenues discussed above.
Salaries and benefits
The decrease in salaries and benefits for the first quarter of 2014 compared to the same period of 2013 was primarily due to lower headcount in certain markets and a decrease in bonus expense as a result of the decrease in revenues discussed above. As a result, these expenses, as a percentage of revenues, decreased slightly to 7.3% for the first quarter of 2014 from 7.4% for the same period of 2013.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first quarter of 2014 compared to the same period of 2013 was primarily due to a decrease in bad debt expense and risk management costs. As a result, these expenses, as a percentage of revenues, decreased slightly to 4.9% for the first quarter of 2014 from 5.1% for the same period of 2013.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased for the first quarter of 2014 compared to the same period of 2013, primarily due to certain acquired intangible assets becoming fully amortized during the first quarter of 2013. As a result, these expenses, as a percentage of revenues, decreased slightly to 2.2% for the first quarter of 2014 from 2.4% for the same period of 2013.
Operating income
Operating income increased slightly to $14.9 million for the first quarter of 2014 from $14.7 million for the same period of 2013, primarily due to the decreases in salaries and benefits, bad debt expense, risk management costs and amortization expense exceeding the decline in gross profit discussed above. As a result, operating margin increased slightly to 8.0% for the first quarter of 2014 from 7.7% for the same period of 2013. Operating income per transaction was unchanged at $0.05 for both the first quarter of 2014 and 2013.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2014 and 2013 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$94,000	$82,903	$11,097	13%
Operating expenses:
Direct operating costs	45,972	39,672	6,300	16%
Salaries and benefits	23,310	20,084	3,226	16%
Selling, general and administrative	16,145	12,347	3,798	31%
Depreciation and amortization	4,633	4,758	(125)	(3)%
Total operating expenses	90,060	76,861	13,199	17%
Operating income	$3,940	$6,042	$(2,102)	(35)%
Transactions processed (millions)	8.8	8.1	0.7	9%
Revenues
The increase in revenues for the first quarter of 2014 compared to the same period of 2013 was primarily due to a 12% increase in the number of money transfers processed, mostly driven by a 10% growth in our agent and correspondent payout networks in both the U.S. and non U.S. markets. Also contributing to the increase in revenues was an 18% increase in check cashing and bill payment transactions processed. Offsetting the growth in transactions processed was the discontinuation of a high volume, low revenue per transaction product in Spain.
Revenues per transaction increased to $10.68 for the first quarter of 2014 from $10.22 for the same period of 2013, primarily due to the euro strengthening against the U.S. dollar.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs in the first quarter of 2014 compared to the same period of 2013 was primarily due to the growth in the number of money transfer transactions processed.
Gross profit
Gross profit, which represents revenues less direct costs, was $48.0 million for the first quarter of 2014 compared to $43.1 million for the first quarter of 2013. The increase in gross profit was primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions. Gross margin decreased to 51.1% for the first quarter of 2014 from 52.1% for the same period of 2013, primarily due to an increase in agent commission rates in certain corridors.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2014 compared to the same period of 2013 was primarily due to an increase in headcount to support the expansion of our operations both in the U.S. and internationally and the development of our online money transfer service. As a percentage of revenues, salaries and benefits increased to 24.8% for the first quarter of 2014 from 24.3% for the first quarter of 2013. This increase was primarily due to costs incurred to support the development of our online money transfer service.
Selling, general, and administrative
The increase in selling, general and administrative expenses for the first quarter of 2014 compared to the same period of 2013 was primarily due to the write-down of certain customer acquisition costs, an increase in professional fees, including acquisition-related costs, an increase in bad debt expense and additional expenditures incurred to support the expansion of our operations and products, both in the U.S. and internationally. As a result, these expenses as a percentage of revenues, increased to 17.2% for the first quarter of 2014 from 14.9% for the first quarter of 2013.

Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the first quarter of 2014, depreciation and amortization decreased slightly compared to the same period of 2013, primarily due to certain acquired intangible assets becoming fully amortized during the first quarter of 2013. As a percentage of revenues, depreciation and amortization decreased to 4.9% for the first quarter of 2014 from 5.7% for the same period of 2013, primarily due to the increase in revenues discussed above, along with the decrease in amortization expense.
Operating income
The decrease in operating income for the first quarter of 2014 compared to the same period of 2013 was primarily due to the write-down of certain customer acquisition costs, an increase in professional fees, an increase in bad debt expense and an increase in salaries and benefits related to our online money transfer service, partly offset by revenues earned from the growth in the number of money transfer transactions processed. As a result, operating margin decreased to 4.2% for the first quarter of 2014 from 7.2% for the same period of 2013 and operating income per transaction decreased to $0.45 for the first quarter of 2014 from $0.73 for the same period of 2013. The decrease in operating income per transaction was partly offset by the euro strengthening against the U.S. dollar.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2014 and 2013 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$5,575	$4,903	$672	14%
Selling, general and administrative	1,578	3,155	(1,577)	(50)%
Depreciation and amortization	75	92	(17)	n/m
Total operating expenses	$7,228	$8,150	$(922)	(11)%
________________
n/m — Not meaningful
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the first quarter of 2014 compared to the same period of 2013, primarily due to a decrease in professional fees, partly offset by an increase in share-based compensation expense. The increase in share-based compensation expense was due to improved results relative to the respective incentive compensation performance target.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Decrease Percent
Interest income	532	494	38	n/m
Interest expense	(1,988)	(2,859)	871	(30)%
Foreign currency exchange loss, net	(1,269)	(1,701)	432	(25)%
Income from unconsolidated affiliates	—	124	(124)	n/m
Other expense, net	$(2,725)	$(3,942)	$1,217	n/m
________________
n/m — Not meaningful
Interest expense
The decrease in interest expense for the first quarter of 2014 compared to the same period of 2013 was the result of lower borrowings outstanding under our revolving credit facility during the period.
Foreign currency exchange loss, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency gains or losses are due to the re-measurement of intercompany loans, which are not considered a long-term investment in nature, that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency gains.
We recorded net foreign currency exchange losses of $1.3 million and $1.7 million for the first quarter of 2014 and 2013, respectively. These realized and unrealized net foreign currency exchange losses primarily reflect the net strengthening of the U.S. dollar against the currencies of the countries in which we operate during the respective periods.
INCOME TAX EXPENSE
The Company's effective income tax rates were 26.4% and 20.7% for the first quarters of 2014 and 2013, respectively. Our effective tax rate for the first quarter of 2014 and 2013 was lower than the applicable statutory tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S., therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income.
The increase in the effective tax rate for the first quarter of 2014 compared to the same period of 2013 was primarily due to a $2.2 million decrease in the reserve for uncertain tax benefits related to the closure of an income tax audit in Germany, resulting in a decrease in income tax expense recorded in the first quarter of 2013. This decrease was partly offset by $0.9 million of changes in valuation allowances in the first quarter of 2014.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $16.0 million for the first quarter of 2014 compared to $12.0 million for the same period of 2013. As more fully discussed above, the increase in net income of $4.0 million was primarily due to an increase in operating income of $5.2 million, a decrease in interest expense of $0.9 million, a decrease in foreign currency exchange loss of $0.4 million and an increase in other non-operating income of $0.2 million. These increases to net income were partly offset by an increase in income tax expense of $2.6 million and a decrease in income from unconsolidated affiliates of $0.1 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2014 and December 31, 2013, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $173.3 million and $108.4 million, respectively. Our ratio of current assets to current liabilities at March 31, 2014 and December 31, 2013 was 1.28 and 1.15, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the correspondent distribution network before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of March 31, 2014, working capital in the Money Transfer Segment was $90.0 million. We expect that working capital needs will increase as we continue to expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. The EFT Processing Segment does not require substantial working capital.
We had cash and cash equivalents of $292.3 million at March 31, 2014, of which $219.3 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
Liquidity	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$53,059	$15,742
Investing activities	(12,245)	(37,582)
Financing activities	39,804	(16,719)
Effect of exchange rate changes on cash and cash equivalents	1,856	(1,447)
Increase (decrease) in cash and cash equivalents	$82,474	$(40,006)

Operating activity cash flow
Cash flows provided by operating activities were $53.1 million for the first quarter of 2014 compared to $15.7 million for the first quarter of 2013. The increase is primarily due to improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $12.2 million for the first quarter of 2014 compared to $37.6 million for the first quarter of 2013. During the first quarter of 2014, we used $11.0 million for purchases of property and equipment compared to $6.1 million for the first quarter of 2013. Cash used for software development and other investing activities totaled $1.2 million for the first quarter of 2014 compared to $0.7 million for the first quarter of 2013. Additionally, we used $30.8 million for acquisitions during the first quarter of 2013.
Financing activity cash flow
Cash flows provided by financing activities were $39.8 million for the first quarter of 2014 compared to cash flows used in financing activities of $16.7 million for the first quarter of 2013. Our financing activities for the first quarter of 2014 consisted of net borrowings of $39.0 million compared to net repayments of debt obligations of $10.2 million for the first quarter of 2013. To support the short-term cash needs of our Money Transfer Segment, we generally borrow amounts under our revolving credit facility several times each month to fund the correspondent network in advance of collecting remittance amounts from the agent network. These borrowings are repaid over a very short period of time, generally within a few days. As a result, during the first quarter of 2014 we had a total of $413.9 million in borrowings and $371.6 million in repayments under the revolving credit facility. Additionally, we paid $0.6 million and $0.7 million during the first quarter of 2014 and 2013, respectively, for capital lease obligations. During the first quarter of 2014, we used $1.3 million for the repayment of other short-term debt obligations. We used $7.9 million during the first quarter of 2013 for the acquisition of subsidiary shares from a holder of noncontrolling interests. Further, we received proceeds of $1.5 million and $2.2 million during the first quarter of 2014 and 2013, respectively, for the issuance of common stock in connection with our Stock Incentive Plan.
Other sources of capital
Credit Facility
As of March 31, 2014, we had a $480 million senior secured credit facility (the "Credit Facility") consisting of a $390 million revolving credit facility, a $10 million India revolving credit facility and an $80 million term loan (which had been reduced to $66 million through principal amortization payments) (Term Loan A"). The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. See "Credit Facility Amendment" below.
As of March 31, 2014, the $390 million revolving credit facility contained a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of March 31, 2014, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.5% to 2.5% for LIBOR loans and 0.5% to 1.5% for base rate loans.
As of March 31, 2014, we had borrowings of $66.0 million outstanding under Term Loan A. We had $171.4 million of borrowings and $47.9 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2014. The remaining $180.7 million under the revolving credit facility was available for borrowing. As of March 31, 2014, our weighted average interest rates under the revolving credit facility and Term Loan A were 1.77% and 1.65%, respectively, excluding amortization of deferred financing costs.
Short-term debt obligations - Short-term debt obligations at March 31, 2014 were primarily comprised of $9.0 million of payments due in the next twelve months under Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $1.0 million outstanding under these facilities as of March 31, 2014.

Credit facility amendment - On April 9, 2014, the Company amended the Credit Agreement to, among other things, (i) increase Term Loan A from $66 million to $75 million, (ii) increase the aggregate credit commitments under the Company’s revolving credit facility from $400 million to $600 million, (iii) reduce the margin over the LIBOR Rate and base rate by 12.5 basis points and (iv) extend the expiration date of the Credit Agreement from August 18, 2016 to April 9, 2019.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first quarter of 2014 were $11.0 million. These capital expenditures were made primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2014 are currently estimated to be approximately $45.0 million to $50.0 million.
In the epay Segment, approximately 85,000 of the approximately 647,000 POS devices that we operate are Company-owned, with the remaining terminals being operated as integrated cash register devices of our major retail customers or owned by the retailers. As our epay Segment expands, we expect to continue to add terminals in certain independent retail locations at a price of approximately $300 per terminal. We expect the proportion of owned terminals to total terminals operated to remain relatively constant. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing sources, will be sufficient to meet our debt, leasing and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to issue additional debt and/or equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
Share repurchase plan
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 Program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. There were no repurchases of common stock under the 2013 Program during the first quarter of 2014.
Acquisitions
On March 7, 2014, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") with the selling shareholders of all of the capital stock of EIM (FX) Limited and TBK (FM) Limited, each United Kingdom limited companies, which primarily operate under the trading names HiFX or HiFM. Under the terms of the Purchase Agreement, the selling shareholders will receive at closing an aggregate amount of purchase consideration of £145 million in cash and Euronet Common Stock. The number of shares of Euronet common stock to be issued will be based on the average closing price of Euronet common stock over the twenty trading-day period before closing and the average U.S. dollar to pounds sterling exchange rate over the five trading-day period before closing. Based on the March 31, 2014 exchange rate, the purchase consideration would be comprised of $184.5 million in cash and $56.5 million of Euronet common stock. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses, complementing Euronet’s existing consumer-to-consumer money transfer business. HiFX has an innovative multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative.
The acquisition is subject to customary closing conditions, including certain regulatory approvals, and is currently expected to close during the second quarter of 2014.
Other trends and uncertainties
Although Euronet has no direct investments in European sovereign debt, we are indirectly exposed to its risks. Many of the customers of our EFT Processing Segment are banks who may hold investments in European sovereign debt. To the extent those customers are negatively impacted by those investments, they may be less able to pay amounts owed to us or renew service agreements with us. Further, to the extent that sovereign debt concerns depress economic activity, such concerns may negatively impact the number of transactions processed on our epay and money transfer networks, resulting in lower revenues.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2014, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2014. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2014, there were no material changes outside the ordinary course of the Company's business from the disclosures relating to contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
On April 9, 2014, we amended our Credit Agreement. See the discussion under "Liquidity and Capital Resources - Other Sources of Capital - Credit Facility" above for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2014, our total debt outstanding was $243.2 million. Of this amount, $238.4 million, or 98% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $4.2 million.
The remaining $4.8 million, or 2% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2014 and 2018.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2014, 75% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the Australian dollar, Brazilian real, British pound, euro, Indian Rupee, Hungarian forint and Polish zloty. As of March 31, 2014, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $35 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $50 million to $55 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations that occur while we are holding the foreign currency. Our exposure to changes in foreign currency exchange rates is limited by the fact that disbursement occurs for the majority of transactions shortly after they are initiated. Additionally, we enter into foreign currency forward contracts primarily to help offset foreign currency exposure related to the notional value of money transfer transactions collected in currencies other than the U.S. dollar. As of March 31, 2014, we had foreign currency forward contracts outstanding with a notional value of $136.0 million, primarily in Australian dollars, British pounds, euros and Mexican pesos, that were not designated as hedges and mature in a weighted average of two days. The fair value of these forward contracts as of March 31, 2014 was a net unrealized loss of $81 thousand.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.
The discussion regarding contingencies in Part I, Item 1 — Financial Statements (Unaudited), Note 13, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.
Currently, there are no other legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition or results of operations. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as may be updated in our subsequent filings with the SEC, before making an investment decision. Our operations are subject to a number of risks and uncertainties, including the risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of restricted stock awards granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1 - January 31, 2014	273	$47.85	—	$100,000,000
February 1 - February 28, 2014	—	—	—	100,000,000
March 1, 2014 - March 31, 2014	—	—	—	100,000,000
Total	273	$47.85	—
(1) In September 2013, the Board of Directors authorized a stock repurchase program allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. There were no repurchases of common stock under this program during the first quarter of 2014.

ITEM 6. EXHIBITS

Exhibit	Description

2.1†
Share Purchase Agreement, dated as of March 7, 2014, among Euronet Worldwide, Inc. and the Sellers referenced therein. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 11, 2014 (File No. 001-31648 ) and incorporated herein by reference).

10.1*
Amendment No. 1 dated April 9, 2014, to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, BMO Capital Markets and BBVA Compass Bank, as Syndication Agent and Wells Fargo as Documentation Agent.

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (v) Notes Unaudited to Consolidated Financial Statements.

_________________________
* Filed herewith.
** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.
† Portions of this document have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 1-31648 - CF#30821). Redacted portions are indicated with the notation [***].

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
May 1, 2014
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer