Form 10-Q
period 2014-06-30
EURONET WORLDWIDE INC
filed 2014-08-06
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

On August 1, 2014, Euronet Worldwide, Inc. had 52,470,039 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$408,370	$209,826
Restricted cash	63,437	77,987
Inventory — PINs and other	69,139	92,757
Trade accounts receivable, net of allowances for doubtful accounts of $22,389 at June 30, 2014 and $22,079 at December 31, 2013	328,371	390,563
Prepaid expenses and other current assets	104,487	69,242
Total current assets	973,804	840,375
Property and equipment, net of accumulated depreciation of $249,140 at June 30, 2014 and $231,327 at December 31, 2013	125,293	116,230
Goodwill	662,035	498,435
Acquired intangible assets, net of accumulated amortization of $143,976 at June 30, 2014 and $132,927 at December 31, 2013	181,263	93,026
Other assets, net of accumulated amortization of $27,302 at June 30, 2014 and $25,363 at December 31, 2013	52,114	50,049
Total assets	$1,994,509	$1,598,115
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$393,593	$457,274
Accrued expenses and other current liabilities	335,530	213,284
Current portion of capital lease obligations	2,215	2,361
Short-term debt obligations and current maturities of long-term debt obligations	10,179	10,903
Income taxes payable	15,634	15,656
Deferred revenue	30,101	32,533
Total current liabilities	787,252	732,011
Debt obligations, net of current portion	396,839	188,510
Capital lease obligations, net of current portion	1,929	2,872
Deferred income taxes	38,937	17,695
Other long-term liabilities	18,328	18,572
Total liabilities	1,243,285	959,660
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 56,097,945 issued at June 30, 2014 and 54,276,761 issued at December 31, 2013	1,122	1,086
Additional paid-in-capital	879,242	809,640
Treasury stock, at cost, 3,666,899 shares at June 30, 2014 and 3,650,519 shares at December 31, 2013	(68,839)	(68,122)
Accumulated deficit	(59,505)	(96,029)
Accumulated other comprehensive loss	(3,106)	(10,453)
Total Euronet Worldwide, Inc. stockholders’ equity	748,914	636,122
Noncontrolling interests	2,310	2,333
Total equity	751,224	638,455
Total liabilities and equity	$1,994,509	$1,598,115
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$395,462	$341,543	$748,777	$677,187
Operating expenses:
Direct operating costs	242,637	214,295	468,975	433,382
Salaries and benefits	60,368	51,752	113,942	100,479
Selling, general and administrative	40,981	31,457	73,852	62,460
Depreciation and amortization	17,348	16,239	33,498	33,908
Total operating expenses	361,334	313,743	690,267	630,229
Operating income	34,128	27,800	58,510	46,958
Other income (expense):
Interest income	627	417	1,159	911
Interest expense	(2,442)	(2,575)	(4,430)	(5,434)
(Loss) income from unconsolidated affiliates	(31)	136	(31)	260
Foreign currency exchange (loss) gain, net	(3,087)	1,460	(4,356)	(241)
Other losses	—	(412)	—	(412)
Other expense, net	(4,933)	(974)	(7,658)	(4,916)
Income before income taxes	29,195	26,826	50,852	42,042
Income tax expense	(8,707)	(8,661)	(14,431)	(11,817)
Net income	20,488	18,165	36,421	30,225
Net loss (income) attributable to noncontrolling interests	14	(54)	103	(108)
Net income attributable to Euronet Worldwide, Inc.	$20,502	$18,111	$36,524	$30,117

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.40	$0.36	$0.71	$0.61
Diluted	$0.38	$0.35	$0.69	$0.59

Weighted average shares outstanding:
Basic	51,675,775	49,889,640	51,231,997	49,697,176
Diluted	53,773,759	51,517,640	53,279,782	51,122,810
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$20,488	$18,165	$36,421	$30,225
Translation adjustment	4,137	(10,927)	7,336	(28,077)
Comprehensive income	24,625	7,238	43,757	2,148
Comprehensive loss (income) attributable to noncontrolling interests	26	(108)	114	(99)
Comprehensive income attributable to Euronet Worldwide, Inc.	$24,651	$7,130	$43,871	$2,049
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Net income	$36,421	$30,225

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,498	33,908
Share-based compensation	6,511	6,152
Unrealized foreign exchange loss, net	4,356	241
Deferred income taxes	(2,896)	(427)
Loss (income) from unconsolidated affiliates	31	(260)
Amortization of debt issuance costs	583	500
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(1,113)	(1,314)
Restricted cash	16,574	7,116
Inventory — PINs and other	24,720	13,471
Trade accounts receivable	64,960	34,175
Prepaid expenses and other current assets	(5,911)	(10,872)
Trade accounts payable	(69,469)	(66,475)
Deferred revenue	(2,298)	(2,856)
Accrued expenses and other current liabilities	(4,587)	7,599
Changes in noncurrent assets and liabilities	1,744	39
Net cash provided by operating activities	103,124	51,222
Cash flows from investing activities:
Acquisitions, net of cash acquired	(83,408)	(30,847)
Purchases of property and equipment	(29,268)	(16,117)
Purchases of other long-term assets	(2,922)	(2,409)
Other, net	206	535
Net cash used in investing activities	(115,392)	(48,838)
Cash flows from financing activities:
Proceeds from issuance of shares	5,148	4,907
Borrowings from revolving credit agreements	1,206,556	1,009,853
Repayments of revolving credit agreements	(1,008,600)	(1,011,830)
Proceeds from long-term debt obligations	9,000	—
Repayments of long-term debt obligations	(2,938)	(3,000)
Repayments of capital lease obligations	(1,231)	(1,383)
Borrowings from short-term debt obligations, net	3,597	—
Purchase of subsidiary shares from noncontrolling interests	—	(7,878)
Other, net	(2,154)	(163)
Net cash provided by (used in) financing activities	209,378	(9,494)
Effect of exchange rate changes on cash and cash equivalents	1,434	(4,460)
Increase (decrease) in cash and cash equivalents	198,544	(11,570)

Cash and cash equivalents at beginning of period	209,826	201,435

Cash and cash equivalents at end of period	$408,370	$189,865

Supplemental disclosure of cash flow information:
Interest paid during the period	$3,314	$4,017
Income taxes paid during the period	$17,655	$16,992
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisitions	$56,554	$5,296
Contingent consideration in connection with acquisition	$—	$21,725
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. (together with its subsidiaries, the “Company”or “Euronet”) was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global money transfer services.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of June 30, 2014, the results of its operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013, including the notes thereto, set forth in the Company’s 2013 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Issued
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Recently Adopted
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 as of January 1, 2014, and its adoption did not have a material impact on the Company's results of operations, cash flows or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,675,775	49,889,640	51,231,997	49,697,176
Incremental shares from assumed exercise of stock options and vesting of restricted stock	2,097,984	1,628,000	2,047,785	1,425,634
Diluted weighted average shares outstanding	53,773,759	51,517,640	53,279,782	51,122,810
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and six months ended June 30, 2014 and 2013. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 674,000 for both the three and six months ended June 30, 2014 and approximately 1,034,000 and 1,078,000 for the three and six months ended June 30, 2013, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $4.1 million and $7.3 million for the three and six months ended June 30, 2014, respectively and a foreign currency translation loss of $10.9 million and $28.1 million for the three and six months ended June 30, 2013, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013.

(4) ACQUISITIONS
On May 20, 2014, the Company completed the acquisition of all of the capital stock of EIM (FX) Limited and TBK (FM) Limited (the "Acquired Companies") pursuant to a Share Purchase Agreement dated March 7, 2014 (the "Purchase Agreement") among the Company and the selling shareholders (the "Sellers"). The Acquired Companies, each a United Kingdom limited company, operate under the brand names HiFX and HiFM, respectively.
HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses, complementing Euronet’s existing consumer-to-consumer money transfer business. HiFX has an innovative multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative. HiFM offers cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

Under the terms of the Purchase Agreement, the Sellers received purchase consideration (the "Purchase Consideration") of £111 million in cash ($186.7 million) and 1,262,654 shares of Euronet common stock, with a fair value at date of acquisition of $56.6 million (the "Consideration Shares"). An amount equal to $16.0 million of the cash portion of the Purchase Consideration and all of the Consideration Shares were placed in escrow at closing as security for the Sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the Sellers two years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
The Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the Acquired Companies' net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results. The net assets of the Acquired Companies and their results from operations are included in the Money Transfer Segment's results.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of May 20, 2014
Cash and cash equivalents	$103,319
Derivative assets	26,597
Other current assets	2,902
Intangible assets	95,658
Other long-term assets	627
Total assets acquired	229,103

Trade accounts payable	(1,253)
Accrued expenses and other current liabilities	(7,037)
Derivative liabilities	(18,187)
Settlement obligations and customer deposits	(97,781)
Deferred tax liabilities	(21,826)
Other long-term liabilities	(677)
Total liabilities assumed	(146,761)

Goodwill	160,939

Net assets acquired	$243,281

The intangible assets of the Acquired Companies are being amortized on a straight-line basis, and the preliminary fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Proprietary Software	$59,904	10 years
Customer relationships	18,168	8 years
Trade names	15,662	20 years
Non-compete agreements	1,924	3 years
Total intangible assets	$95,658

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2014 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2013	$93,026	$498,435	$591,461
Increases (decreases):
Acquisition	95,658	160,939	256,597
Amortization	(10,450)	—	(10,450)
Other (primarily changes in foreign currency exchange rates)	3,029	2,661	5,690
Balance as of June 30, 2014	$181,263	$662,035	$843,298
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2014, is expected to total $13.9 million for the remainder of 2014, $23.0 million for 2015, $21.4 million for 2016, $19.1 million for 2017, $16.5 million for 2018 and $15.6 million for 2019.
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

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2014	December 31, 2013
Accrued expenses	$94,120	$84,429
Accrued amounts due to mobile operators and other content providers	50,355	78,398
Money transfer settlement obligations	170,057	49,757
Derivative liabilities	20,093	82
Deferred income taxes	905	618
Total	$335,530	$213,284

(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the six months ended June 30, 2014 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	Term Loan A	Total
Balance at December 31, 2013	$129,010	$2,403	$5,233	$68,000	$204,646
Increases (decreases):
Net borrowings (repayments)	197,191	3,597	(1,275)	6,062	205,575
Capital lease interest	—	—	153	—	153
Foreign currency exchange loss (gain)	795	(40)	33	—	788
Balance at June 30, 2014	326,996	5,960	4,144	74,062	411,162
Less — current maturities	—	(5,960)	(2,215)	(4,219)	(12,394)
Long-term obligations at June 30, 2014	$326,996	$—	$1,929	$69,843	$398,768

Credit Facility
As of June 30, 2014, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan (which has been reduced to $74.1 million through principal amortization payments) ("Term Loan A").
On April 9, 2014, the Company amended and restated the Credit Agreement to, among other things, (i) increase the amount of Term Loan A from $66 million to $75 million, (ii) increase the aggregate credit commitments under the revolving credit facility from $400 million to $600 million, (iii) reduce the margin over the London Inter-Bank Offered Rate (“LIBOR”) rate and base rate by 12.5 basis points, and (iv) extend the expiration date of the Credit Agreement from August 18, 2016 to April 9, 2019. In connection with the amendment, the Company incurred $2.5 million in debt issuance costs, which are being amortized over the term of the Credit Facility.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's Credit Agreement, and during the second quarter of fiscal 2014 was based on a margin over LIBOR or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 1.71% and 1.52%, respectively, as of June 30, 2014, excluding amortization of deferred financing costs.
(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of policy, the derivative instruments used in these activities are deemed economic hedges and are not designated as hedges under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates being reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.
Foreign currency exchange contracts - Ria Operations
In the United States, the Company uses short duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.
As of June 30, 2014, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $127 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
As discussed in Note 4, Acquisitions, on May 20, 2014, the Company acquired EIM (FX) Limited, which operates under the brand name HiFX. HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $7.1 million for the three months ended June 30, 2014. All of the derivative contracts used in the Company' s HiFX operations are designated as economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging. The duration of these derivative contracts is generally less than one year.
The fair value of HiFX's total portfolio of positions can change significantly from period to period based on, among other factors, market movements and changes in our positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis. We mitigate this risk by entering into contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. We do not expect any significant losses from counterparty defaults.
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of June 30, 2014 was approximately $810 million. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and the Australian dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$29,256	$—	Other current liabilities	$(20,093)	$(82)
The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2014 and December 31, 2013 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$29,320	$(64)	$29,256	$(11,195)	$(10,724)	$7,337

As of December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$96	$(96)	$—	$—	$—	$—

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(20,157)	$64	$(20,093)	$11,195	$5,798	$(3,100)

As of December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$(178)	$96	$(82)	$—	$—	$(82)
Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013:

		Amount of Loss Recognized in Income on Derivative Contracts (a)
	Location of Loss Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2014	2013	2014	2013
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss (gain), net	$(406)	$(887)	$(1,153)	$(194)
(a) The Company enters into derivative contracts such as foreign currency exchange forwards and cross-currency swaps as part of its HiFX operations. These derivative contracts are excluded from this table as they are part of the broader disclosure of foreign currency exchange revenues for this business discussed above.
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$29,256	$—	$29,256
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(20,093)	$—	$(20,093)

		As of December 31, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(82)	$—	$(82)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt, including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year.

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

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria and HiFX. Ria provides global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company owned website, disbursing money transfers through a worldwide correspondent network. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, most share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$89,472	$181,979	$124,318	$(307)	$395,462
Operating expenses:
Direct operating costs	41,823	138,522	62,558	(266)	242,637
Salaries and benefits	11,877	13,906	27,943	6,642	60,368
Selling, general and administrative	6,549	11,186	17,546	5,700	40,981
Depreciation and amortization	7,645	4,179	5,458	66	17,348
Total operating expenses	67,894	167,793	113,505	12,142	361,334
Operating income (expense)	$21,578	$14,186	$10,813	$(12,449)	$34,128

	For the Three Months Ended June 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$72,221	$176,663	$93,357	$(698)	$341,543
Operating expenses:
Direct operating costs	34,615	135,402	44,961	(683)	214,295
Salaries and benefits	9,569	14,387	21,397	6,399	51,752
Selling, general and administrative	5,433	10,335	13,753	1,936	31,457
Depreciation and amortization	7,653	4,030	4,463	93	16,239
Total operating expenses	57,270	164,154	84,574	7,745	313,743
Operating income (expense)	$14,951	$12,509	$8,783	$(8,443)	$27,800

	For the Six Months Ended June 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$164,077	$367,043	$218,318	$(661)	$748,777
Operating expenses:
Direct operating costs	79,161	281,863	108,530	(579)	468,975
Salaries and benefits	22,972	27,500	51,253	12,217	113,942
Selling, general and administrative	12,651	20,273	33,691	7,237	73,852
Depreciation and amortization	14,941	8,325	10,091	141	33,498
Total operating expenses	129,725	337,961	203,565	19,016	690,267
Operating income (expense)	$34,352	$29,082	$14,753	$(19,677)	$58,510

	For the Six Months Ended June 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$135,555	$366,238	$176,260	$(866)	$677,187
Operating expenses:
Direct operating costs	67,527	282,059	84,633	(837)	433,382
Salaries and benefits	19,214	28,482	41,481	11,302	100,479
Selling, general and administrative	11,281	20,002	26,100	5,077	62,460
Depreciation and amortization	15,969	8,533	9,221	185	33,908
Total operating expenses	113,991	339,076	161,435	15,727	630,229
Operating income (expense)	$21,564	$27,162	$14,825	$(16,593)	$46,958

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
EFT Processing	$73,298	$64,972	$466,399	$347,073
epay	26,327	27,176	639,769	757,942
Money Transfer	25,434	23,768	868,135	472,390
Corporate Services, Eliminations and Other	234	314	20,206	20,710
Total	$125,293	$116,230	$1,994,509	$1,598,115

(11) INCOME TAXES
The Company's effective income tax rates were 29.8% and 32.3% for the three months ended June 30, 2014 and 2013, respectively, and 28.4% and 28.1% for the six months ended June 30, 2014 and 2013, respectively. The Company's effective income tax rates for the three and six months ended June 30, 2014 and 2013 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income.
(12) COMMITMENTS
As of June 30, 2014, the Company had $98.3 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $51.3 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $5.1 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2014, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.3 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $31.6 million over the terms of the agreements with the customers.
Once each of Euronet's subsidiaries reaches a certain size, it is required under the Credit Agreement to provide a guarantee of all or a portion of the outstanding obligations under the Credit Agreement depending upon whether the subsidiary is a domestic or foreign entity.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2014, the balance of ATM network cash for which the Company was responsible was approximately $428 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2014 or December 31, 2013.

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

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
We are a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 19,313 ATMs and approximately 69,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 664,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria and global account-to-account money transfer services under the brand name HiFX. We offer services under Ria, through a network of sending agents, Company-owned stores (primarily in North America and Europe) and via the Company's website (riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 235,000 locations. We offer services under HiFX via the Company's website (www.hifx.com) or by contacting a HiFX customer service representative. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Under our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have five processing centers in Europe, four in Asia Pacific and two in North America. We have 31 principal offices in Europe, 11 in Asia Pacific, six in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 75% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented 23% and 22% of our total consolidated revenues for the second quarter and first half of 2014, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented 46% and 49% of our total consolidated revenues for the second quarter and first half of 2014, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented 31% and 29% of our total consolidated revenues for the second quarter and first half of 2014, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America and Europe, and our websites riamoneytransfer.com and www.hifx.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services. These fees are recognized as direct operating costs at the time of sale.
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

OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are currently focused on eight primary areas:

•	increasing the number of ATMs in our independent ATM networks;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	signing new outsourced ATM and POS terminal management contracts;

•	expanding value added services in our EFT Processing Segment, including the sale of dynamic currency conversion services to banks and retailers;

•	expanding our epay processing network and portfolio of electronic payment products;

•	expanding our money transfer services, cross-currency payment products and bill payment network;

•	expanding our cash management solutions and foreign currency risk management services; and

•	developing our credit and debit card outsourcing business.
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions and revenues;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	our entry into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	our ability to enter into and renew ATM network cash supply agreements with financial institutions;

•	the availability of financing for expansion;

•	our ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•	the impact of reductions in ATM interchange fees;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.

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

•	the availability of financing for further expansion; and

•	our ability to successfully expand our agent network in Europe using our payment institution licenses under the Payment Services Directive and in the United States.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2014 and 2013 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase Amount	Increase Percent	2014	2013	Increase Amount	Increase Percent
EFT Processing	$89,472	$72,221	$17,251	24%	$164,077	$135,555	$28,522	21%
epay	181,979	176,663	5,316	3%	367,043	366,238	805	n/m
Money Transfer	124,318	93,357	30,961	33%	218,318	176,260	42,058	24%
Total	395,769	342,241	53,528	16%	749,438	678,053	71,385	11%
Corporate services, eliminations and other	(307)	(698)	391	n/m	(661)	(866)	205	n/m
Total	$395,462	$341,543	$53,919	16%	$748,777	$677,187	$71,590	11%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease)Amount	Increase Percent	2014	2013	Increase (Decrease)Amount	Increase Percent
EFT Processing	$21,578	$14,951	$6,627	44%	$34,352	$21,564	$12,788	59%
epay	14,186	12,509	1,677	13%	29,082	27,162	1,920	7%
Money Transfer	10,813	8,783	2,030	23%	14,753	14,825	(72)	n/m
Total	46,577	36,243	10,334	29%	78,187	63,551	14,636	23%
Corporate services, eliminations and other	(12,449)	(8,443)	(4,006)	47%	(19,677)	(16,593)	(3,084)	19%
Total	$34,128	$27,800	$6,328	23%	$58,510	$46,958	$11,552	25%
___________________
n/m — Not meaningful
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the second quarter and first half of 2014 was approximately 5% and 4% higher, respectively, when compared to the same periods of 2013 as a result of changes in foreign currency exchange rates. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,		Increase (Decrease)Percent	Average Translation Rate Six Months Ended June 30,		Increase (Decrease)Percent
Currency (dollars per foreign currency)	2014	2013		2014	2013
Australian dollar	$0.9330	$0.9897	(6)%	$0.9146	$1.0141	(10)%
Brazilian real	$0.4489	$0.4837	(7)%	$0.4362	$0.4923	(11)%
British pound	$1.6833	$1.5360	10%	$1.6692	$1.5437	8%
euro	$1.3714	$1.3061	5%	$1.3708	$1.3133	4%
Hungarian forint	$0.0045	$0.0044	2%	$0.0045	$0.0044	2%
Indian rupee	$0.0167	$0.0179	(7)%	$0.0165	$0.0182	(10)%
Polish zloty	$0.3295	$0.3113	6%	$0.3286	$0.3148	4%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2014 and 2013 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase Percent	2014	2013	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$89,472	$72,221	$17,251	24%	$164,077	$135,555	$28,522	21%
Operating expenses:
Direct operating costs	41,823	34,615	7,208	21%	79,161	67,527	11,634	17%
Salaries and benefits	11,877	9,569	2,308	24%	22,972	19,214	3,758	20%
Selling, general and administrative	6,549	5,433	1,116	21%	12,651	11,281	1,370	12%
Depreciation and amortization	7,645	7,653	(8)	n/m	14,941	15,969	(1,028)	(6)%
Total operating expenses	67,894	57,270	10,624	19%	129,725	113,991	15,734	14%
Operating income	$21,578	$14,951	$6,627	44%	$34,352	$21,564	$12,788	59%
Transactions processed (millions)	320	297	23	8%	621	573	48	8%
ATMs as of June 30,	19,313	17,242	2,071	12%	19,313	17,242	2,071	12%
Average ATMs	18,993	17,694	1,299	7%	18,702	17,709	993	6%

Revenues
Our revenues for the second quarter and first half of 2014 increased when compared to the same periods of 2013, primarily due to an increase in the number of transactions processed in Poland as a result of an increase in the number of ATMs under management, an increase in the number of ATMs in India, an increase in demand for dynamic currency conversion ("DCC") on both our ATMs and POS devices under management, growth in revenues from debit and credit card outsourcing services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies.
Average monthly revenues per ATM were $1,570 for the second quarter and $1,462 for the first half of 2014 compared to $1,361 for the second quarter and $1,276 for the first half of 2013. Revenues per transaction were $0.28 for the second quarter and $0.26 for the first half of 2014 compared to $0.24 for both the second quarter and first half of 2013. These increases were primarily the result of revenue growth from DCC on our ATMs under management, which earns higher revenues per transaction than other ATM or card based services, and the net impact of the U.S. dollar weakening against key foreign currencies.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for the second quarter and first half of 2014 compared to the same periods of 2013, primarily due to an increase in the number of ATMs under management, an increase in demand for DCC on POS devices, growth in revenues from debit and credit card outsourcing services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $47.6 million for the second quarter and $84.9 million for the first half of 2014 compared to $37.6 million for the second quarter and $68.0 million for the first half of 2013. The increase in gross profit was primarily due to growth in revenues from DCC, an increase in ATMs under management in Poland, growth in revenues from debit and credit card outsourcing services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 53.3% for the second quarter and 51.8% for the first half of 2014 compared to 52.1% for the second quarter and 50.2% for the first half of 2013. The increase in gross margin was primarily due to growth in revenues from DCC on our ATMs under management, which earns a higher gross profit than other services.
Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to additional headcount to support the increase in the number of ATMs under management. As a percentage of revenues, these costs increased slightly to 13.3% for the second quarter of 2014 from 13.2% for same period of 2013, while decreasing slightly to 14.0% for the first half of 2014 from 14.2% for the same period of 2013.
Selling, general and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to increased support costs as a result of the increase in the number of ATMs under management and growth in DCC transactions on POS devices. As a percentage of revenues, these expenses decreased slightly to 7.3% for the second quarter and 7.7% for the first half of 2014 from 7.5% for the second quarter and 8.3% for the first half of 2013. These decreases were primarily due to the growth in revenues earned from DCC transactions on our ATMs under management, which require minimal incremental support costs.
Depreciation and amortization
The decrease in depreciation and amortization expense for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to certain software assets becoming fully amortized during 2013, partly offset by an increase in depreciation on our ATMs under management. As a percentage of revenues, depreciation and amortization expense decreased to 8.5% for the second quarter and 9.1% for the first half of 2014 from 10.6% for the second quarter and 11.8% for the first half of 2013, primarily due to the growth in revenues from DCC transactions on our ATMs under management, while depreciation and amortization expense has decreased.
Operating income
The increase in operating income for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to the increase in the number of ATMs under management discussed above, growth in revenues earned from DCC transactions, growth in revenues from debit and credit card management services in Greece, the decrease in amortization expense related to software assets and the net impact of the U.S. dollar weakening against key foreign currencies. Operating income as a percentage of revenues (“operating margin”) increased to 24.1% for the second quarter and 20.9% for the first half of 2014 from 20.7% for the second quarter and 15.9% for the first half of 2013. The increase in operating margin was primarily due to growth in revenues earned from DCC on our ATMs under management.
Operating income per transaction increased to $0.07 for the second quarter and $0.06 for the first half of 2014 from $0.05 for the second quarter and $0.04 for the first half of 2013. The increase in operating income per transaction was primarily due to growth in revenues earned from DCC on our ATMs under management and the net impact of the U.S. dollar weakening against key foreign currencies.

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2014 and 2013 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase (Decrease) Percent	2014	2013	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$181,979	$176,663	$5,316	3%	$367,043	$366,238	$805	n/m
Operating expenses:
Direct operating costs	138,522	135,402	3,120	2%	281,863	282,059	(196)	n/m
Salaries and benefits	13,906	14,387	(481)	(3)%	27,500	28,482	(982)	(3)%
Selling, general and administrative	11,186	10,335	851	8%	20,273	20,002	271	1%
Depreciation and amortization	4,179	4,030	149	4%	8,325	8,533	(208)	(2)%
Total operating expenses	167,793	164,154	3,639	2%	337,961	339,076	(1,115)	n/m
Operating income	$14,186	$12,509	$1,677	13%	$29,082	$27,162	$1,920	7%
Transactions processed (millions)	300	281	19	7%	580	559	21	4%
Revenues
The increase in revenues for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to an increase in the number of non-mobile transactions processed in Germany and the U.K, an increase in voucher redemptions at our cadooz subsidiary and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by a decrease in prepaid mobile transactions processed in Australia, Brazil and in the U.S. The decrease in the number of prepaid mobile transactions processed in Australia and the U.S. was the result of increased competitive pressures. The decrease in the number of prepaid mobile transactions processed in Brazil was due to the continued impact of changes in certain mobile operators' distribution strategies, which limited our ability to distribute certain products within certain markets in Brazil.
Also, partially offsetting the increase in revenues for the first half of 2014 compared to the same period of 2013 was a decrease in physical gift redemptions at our cadooz subsidiary during the first quarter of 2014 compared to the same period of 2013.
We currently expect most of our future revenue growth in the epay segment to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction decreased to $0.61 for the second quarter and $0.63 for the first half of 2014 from $0.63 for the second quarter and $0.66 for the first half of 2013, primarily due to growth in the number of prepaid mobile transactions processed in India, where revenues per transaction are considerably lower than average, and a decrease in the average commission earned per transaction in Australia, Brazil and the U.S. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed in Germany, for which we generally earn higher revenues per transaction than mobile transactions and the net impact of the U.S. dollar weakening against key foreign currencies.
Direct operating costs
Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the second quarter of 2014 compared to the same period of 2013 was primarily due to the increase in non-mobile transactions processed in Germany and the U.K., an increase in voucher redemptions at our cadooz subsidiary and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the decrease in transactions processed in Australia, Brazil and the U.S.
The decrease in direct operating costs for the first half of 2014 compared to the same period of 2013 was primarily due to a decrease in physical gift redemptions during the first quarter of 2014 compared to the same period of 2013, offsetting the increase in direct cost for the second quarter discussed above.

Gross profit
Gross profit was $43.5 million for the second quarter and $85.2 million for the first half of 2014 compared to $41.3 million for the second quarter and $84.2 million for the first half of 2013. The increase in gross profit was primarily due to growth in non-mobile transactions processed in Germany and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the decreases in revenues in Australia, Brazil and the U.S. Also, partially offsetting the increase in gross profit for the first half of 2014 compared to the same period of 2013 was a decrease in physical gift redemptions during the first quarter of 2014 compared to the same period 2013.
Gross margin increased to 23.9% for the second quarter and 23.2% for the first half of 2014 from 23.4% for the second quarter and 23.0% for the first half of 2013. The increases in gross margin was primarily due to growth in non-mobile transactions processed in Germany, partly offset by the decreases in revenues in Australia, Brazil and the U.S.
Salaries and benefits
The decrease in salaries and benefits for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to lower headcount in certain markets and a decrease in bonus expense, partly offset by the net impact of the U.S. dollar weakening against key foreign currencies. As a result, these expenses, as a percentage of revenues, decreased to 7.6% for the second quarter and 7.5% for the first half of 2014 from 8.1% for second quarter and 7.8% for the first half of 2013.
Selling, general and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to an increase in bad debt expense and the net impact of the U.S. dollar weakening against key foreign currencies. As a result, these expenses, as a percentage of revenues, increased slightly to 6.1% for the second quarter of 2014 compared to 5.9% for the same period of 2013, while remaining unchanged at 5.5% for both the first half of 2014 and 2013.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense increased for the second quarter of 2014 compared to the same period of 2013, primarily due to the U.S. dollar weakening against key foreign currencies. The decrease in depreciation and amortization expense for the first half of 2014 compared to the same period of 2013 was due to certain acquired intangible assets becoming fully amortized during the first quarter of 2013, partly offset by the net impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, these expenses were unchanged at 2.3% for the second quarter and first half of 2014 and 2013.
Operating income
Operating income increased to $14.2 million for the second quarter and $29.1 million for the first half of 2014 from $12.5 million for the second quarter and $27.2 million for the first half of 2013, primarily due to the increase in gross margin discussed above, along with the decrease in salaries and benefits and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the increase in bad debt expense. As a result, operating margin increased to 7.8% for the second quarter and 7.9% for the first half of 2014 from 7.1% for the second quarter and 7.4% for the first half of 2013. Operating income per transaction increased slightly to $0.05 for the second quarter of 2014 from $0.04 for the same period of 2013, while operating income per transaction was unchanged at $0.05 for the first half of both 2014 and 2013.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2014 and 2013 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase Amount	Increase Percent	2014	2013	Increase Amount	Increase Percent
Total revenues	$124,318	$93,357	$30,961	33%	$218,318	$176,260	$42,058	24%
Operating expenses:
Direct operating costs	62,558	44,961	17,597	39%	108,530	84,633	23,897	28%
Salaries and benefits	27,943	21,397	6,546	31%	51,253	41,481	9,772	24%
Selling, general and administrative	17,546	13,753	3,793	28%	33,691	26,100	7,591	29%
Depreciation and amortization	5,458	4,463	995	22%	10,091	9,221	870	9%
Total operating expenses	113,505	84,574	28,931	34%	203,565	161,435	42,130	26%
Operating income	$10,813	$8,783	$2,030	23%	$14,753	$14,825	$(72)	n/m
Transactions processed (millions)	11.5	8.9	2.6	29%	20.3	17.0	3.3	19%
Revenues
The increase in revenues for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to an increase in the number of money transfers processed, mostly driven by the launch of our Walmart money transfer product in the U.S. and growth in our agent and correspondent payout networks in non-U.S. markets, the impact of our May 2014 acquisition of EIM (FX) Limited, which operates under the brand name HiFX, and the impact of the euro strengthening against the U.S. dollar.
HiFX facilitates account-to-account foreign exchange solutions, primarily cross-border, cross-currency transactions, for small-to-medium sized businesses and individuals. The majority of HiFX's revenues are earned from foreign currency exchange margin derived from purchasing currencies at wholesale exchange rates and selling currencies to customer at retail exchange rates, which enables customers to make cross-currency payments. In addition, HiFX writes foreign currency forward and cross-currency swap contracts for customers to facilitate future payments.
Revenues per transaction increased to $10.81 for the second quarter and $10.75 for the first half of 2014 from $10.49 for the second quarter and $10.37 for the first half of 2013, primarily due to the euro strengthening against the U.S. dollar and the impact of our acquisition of HiFX, partly offset by the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs in the second quarter and first half 2014 compared to the same periods of 2013 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations and the euro strengthening against the U.S. dollar.
Gross profit
Gross profit was $61.8 million for the second quarter and $109.8 million for the first half of 2014 compared to $48.4 million for the second quarter and $91.6 million for the first half of 2013. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and non-U.S. markets, the impact of our acquisition of HiFX and the euro strengthening against the U.S. dollar. Gross margin decreased to 49.7% for the second quarter and 50.3% for the first half of 2014 from 51.8% for second quarter and 52.0% for the first half of 2013, primarily due to the launch of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.

Salaries and benefits
The increase in salaries and benefits for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to the impact of our acquisition of HiFX and an increase in headcount as a result of the launch of our Walmart money transfer product, the development of our online money transfer service and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits decreased to 22.5% for the second quarter of 2014 from 22.9% for the same period of 2013, primarily due to the increase in the number of money transfers processed in the U.S, which did not require similar increases in support cost. As a percentage of revenues, these expenses were unchanged at 23.5% for both the first half of 2014 and 2013.
Selling, general, and administrative
The increase in selling, general and administrative expenses for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to an increase in professional fees, including acquisition-related costs, an increase in bad debt expense, the impact of our acquisition of HiFX and the euro strengthening against the U.S. dollar. Also contributing to the increase in selling, general and administrative expenses for the first half of 2014 compared to the same period of 2013 was the write-down of certain customer acquisition costs during the first quarter of 2014.
As a percentage of revenues, selling, general and administrative expenses decreased to 14.1% for the second quarter of 2014 from 14.7% for the same period 2013, primarily due to an increase in the number of money transfer processed in the U.S., which did not require similar increases in support costs. As a percentage of revenues, selling, general and administrative expenses increased to 15.4% for the first half of 2014 from 14.8% for the first half of 2013, primarily due to the write-down of certain customer acquisition costs discussed above.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For the second quarter and first half of 2014, depreciation and amortization increased compared to the same periods of 2013, primarily due to the amortization of intangible assets related to the acquisition of HiFX. As a percentage of revenues, depreciation and amortization decreased to 4.4% for the second quarter and 4.6% for the first half of 2014 from 4.8% for the second quarter and 5.2% for the first half of 2013, primarily due to the increase in revenues discussed above.
Operating income
The increase in operating income for the second quarter of 2014 compared to the same period of 2013 was primarily due to the increase in the number of money transfers processed, the impact of our acquisition of HiFX and the euro strengthening against the U.S. dollar, partly offset by an increase in professional fees, bad debt expense and salaries and benefits related to development of our online money transfer service. Operating income decreased slightly for the first half of 2014 compared to the same period of 2013 primarily due to the write-down of certain customer acquisition costs during the first quarter of 2014.
As a percentage of revenues, operating margin decreased to 8.7% for the second quarter and 6.8% for the first half of 2014 from 9.4% for the second quarter and 8.4% for the first half of 2013, primarily due to the increase in professional fees, the increase in bad debt expense and the increase in salaries and benefits related to our online money transfer service. Also contributing to the decrease in operating margin for the first half of 2014 compared to the same period of 2013, was the write-down of certain customer acquisition costs discussed above.
Operating income per transaction decreased to $0.94 for the second quarter and $0.73 for the first half of 2014 from $0.99 for the second quarter and $0.87 for the first half of 2013, primarily due to the decrease in operating margin discussed above, which was partly offset by the impact of the euro strengthening against the U.S. dollar.

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2014 and 2013 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase Percent	2014	2013	Increase (Decrease) Amount	Increase Percent
Salaries and benefits	$6,642	$6,399	$243	4%	$12,217	$11,302	$915	8%
Selling, general and administrative	5,741	1,951	3,790	194%	7,319	5,106	2,213	43%
Depreciation and amortization	66	93	(27)	n/m	141	185	(44)	n/m
Total operating expenses	$12,449	$8,443	$4,006	47%	$19,677	$16,593	$3,084	19%
________________
n/m — Not meaningful
Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the second quarter and first half of 2014 compared to the same periods of 2013, primarily due to an increase in acquisition-related costs, the settlement of a dispute related to a prior period potential acquisition and an increase in bonus expenses, resulting from the Company's improved performance.

OTHER EXPENSE, NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase(Decrease) Percent	2014	2013	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	627	417	210	50%	1,159	911	248	27%
Interest expense	(2,442)	(2,575)	133	(5)%	(4,430)	(5,434)	1,004	(18)%
(Loss) income from unconsolidated affiliates	(31)	136	(167)	n/m	(31)	260	(291)	n/m
Foreign currency exchange (loss) gain, net	(3,087)	1,460	(4,547)	n/m	(4,356)	(241)	(4,115)	n/m
Other losses	—	(412)	412	n/m	—	(412)	412	n/m
Other expense, net	$(4,933)	$(974)	$(3,959)	n/m	$(7,658)	$(4,916)	$(2,742)	n/m
________________
n/m — Not meaningful
Interest Income
The increase in interest income for the second quarter and first half of 2014 compared to the same periods of 2013 was primarily due to an increase in interest earned on overnight deposits in Brazil and on customer funds held on deposit related to money transfer operations.
Interest expense
The decrease in interest expense for the second quarter and first half of 2014 compared to the same periods of 2013 was the result of lower average borrowings outstanding under our revolving credit facility during the period.

Foreign currency exchange (loss) gain, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency exchange gains or losses are due to the re-measurement of intercompany loans, which are not considered a long-term investment in nature, that are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded a net foreign currency exchange loss of $3.1 million and $4.4 million for the second quarter and first half of 2014, respectively, and a net foreign currency exchange gain of $1.5 million and loss of $0.2 million for the second quarter and first half of 2013, respectively. These realized and unrealized net foreign currency exchange gains and losses primarily reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operate during the respective periods.
INCOME TAX EXPENSE
The Company's effective income tax rates were 29.8% and 32.3% for the second quarter of 2014 and 2013, respectively, and 28.4% and 28.1% for the first half of 2014 and 2013, respectively. The decrease in the effective income tax rate for the second quarter of 2014 compared to the same period of 2013 was due to favorable changes in valuation allowances and an increase in the portion of earnings generated in lower income tax jurisdictions in the second quarter of 2014. There was no material change in the effective income tax rate for the first half of 2014 compared to the same period of 2013.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $20.5 million for the second quarter and $36.5 million for the first half of 2014 compared to $18.1 million for the second quarter and $30.1 million for the first half of 2013. As more fully discussed above, the increase in net income for the first half of 2014 compared to the same period of 2013 was primarily due to an increase in operating income of $11.6 million, an increase in other non-operating income items of $0.8 million and a decrease in interest expense of $1.0 million. These increases to net income were partly offset by an increase in net foreign currency exchange loss of $4.1 million, an increase in income tax expense of $2.6 million and a decrease in income from unconsolidated affiliates of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2014 and December 31, 2013, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $186.6 million and $108.4 million, respectively. Our ratio of current assets to current liabilities at June 30, 2014 and December 31, 2013 was 1.24 and 1.15, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of Ria's consumer-to-consumer money transfers services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. As of June 30, 2014, working capital in the Money Transfer Segment was $75.8 million. We expect that working capital needs will increase as we continue to expand this business. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of June 30, 2014, we had approximately $122 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $408.4 million at June 30, 2014, of which $353.8 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
Liquidity	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$103,124	$51,222
Investing activities	(115,392)	(48,838)
Financing activities	209,378	(9,494)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,434	(4,460)
Increase (decrease) in cash and cash equivalents	$198,544	$(11,570)

Operating activity cash flow
Cash flows provided by operating activities were $103.1 million for the first half of 2014 compared to $51.2 million for the first half of 2013. The increase is primarily due to improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $115.4 million for the first half of 2014 compared to $48.8 million for the first half of 2013. Cash used for acquisitions was $83.4 million for the first half of 2014 compared to $30.8 million for the first half of 2013. During the first half of 2014, we used $29.3 million for purchases of property and equipment compared to $16.1 million first half of 2013. Cash used for software development and other investing activities totaled $2.7 million for the first half of 2014 compared to $1.9 million for the first half of 2013.

Financing activity cash flow
Cash flows provided by financing activities were $209.4 million for the first half of 2014 compared to cash flows used in financing activities of $9.5 million for the first half of 2013. Our financing activities for the first half of 2014 consisted of net borrowings of $204.0 million compared to net repayments of debt obligations of $5.0 million for the first half of 2013. The increase in net borrowings during the first half of 2014 compared to the same period of 2013 was the result of cash used from borrowings under our revolving credit facility to fund the acquisitions of EIM (FX) Limited and TBK (FM) Limited and an increase in ATM network cash requirements. Additionally, we had $3.6 million of net borrowings from other short-term debt obligations and $9.0 million of proceeds from the amendment of Term Loan A during the first half of 2014. We used $1.2 million and $1.4 million during the first half of 2014 and 2013, respectively, for capital lease repayments. We used $7.9 million during the first half of 2013 for the acquisition of subsidiary shares from a holder of noncontrolling interests. Further, we received proceeds of $5.1 million and $4.9 million during the first half of 2014 and 2013, respectively, for the issuance of common stock in connection with our Stock Incentive Plan.
Other sources of capital
Credit Facility
As of June 30, 2014, we had a $600 million senior secured credit facility (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan (which had been reduced to $74.1 million through principal amortization payments) (Term Loan A"). The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
On April 9, 2014, we amended the Credit Agreement to, among other things, (i) increase Term Loan A from $66 million to $75 million, (ii) increase the aggregate credit commitments under the Company’s revolving credit facility from $400 million to $600 million, (iii) reduce the margin over the London Inter-Bank Offered Rate ("LIBOR") and base rate by 12.5 basis points, and (iv) extend the expiration date of the Credit Agreement from August 18, 2016 to April 9, 2019.
As of June 30, 2014, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of June 30, 2014, we had borrowings of $74.1 million outstanding under Term Loan A. We had $327.0 million of borrowings and $51.3 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2014. The remaining $221.7 million under the revolving credit facility was available for borrowing. As of June 30, 2014, our weighted average interest rates under the revolving credit facility and Term Loan A were 1.71% and 1.52%, respectively, excluding amortization of deferred financing costs.
Short-term debt obligations - Short-term debt obligations at June 30, 2014 were primarily comprised of $4.2 million of payments due in the next twelve months under Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $6.0 million outstanding under these facilities at June 30, 2014.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first half of 2014 were $29.8 million. These capital expenditures were made primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2014 are currently estimated to range from approximately $50.0 million to $60.0 million.
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

Share repurchase plan
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 Program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. There were no repurchases of common stock under the 2013 Program during the second quarter of 2014.
Acquisitions
On May 20, 2014, we completed the acquisition of all of the capital stock of EIM (FX) Limited and TBK (FM) Limited, each a United Kingdom limited company, which operate under the brand names HiFX and HiFM, respectively. Under the terms of the Purchase Agreement, the sellers received purchase consideration (the "Purchase Consideration") of £111 million in cash ($186.7 million) and 1,262,654 shares of Euronet common stock, with a fair value at date of acquisition of $56.6 million (the "Consideration Shares"). An amount equal to $16.0 million of the cash portion of the Purchase Consideration and all of the Consideration Shares were placed in escrow at closing as security for the sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the sellers two years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses, complementing Euronet’s existing consumer-to-consumer money transfer business. HiFX has an innovative multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative. HiFM offers cash management solutions and foreign currency risk management services to small-to-medium sized businesses.
Other trends and uncertainties
Although Euronet has no direct investments in European sovereign debt, we are indirectly exposed to its risks. Many of the customers of our EFT Processing Segment are banks who may hold investments in European sovereign debt. To the extent those customers are negatively impacted by those investments, they may be less able to pay amounts owed to us or renew service agreements with us. Further, to the extent that sovereign debt concerns depress economic activity, such concerns may negatively impact the number of transactions processed on our epay, EFT and money transfer networks, resulting in lower revenues.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2014, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2014. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2014, our future contractual obligations have not changed significantly from the amounts reported within our 2013 Form 10-K with the exception of our amendment to Credit Facility. See the discussion under "Liquidity and Capital Resources - Other Sources of Capital - Credit Facility" above for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2014, our total debt outstanding was $411.2 million. Of this amount, $407.1 million, or 99% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.2 million.
The remaining $4.1 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2014 and 2018.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first half of 2014, 75% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the Australian dollar, Brazilian real, British pound, euro, Indian Rupee, Hungarian forint and Polish zloty. As of June 30, 2014, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $35 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $75 million to $80 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. We enter into foreign currency forwards and cross-currency swaps, to minimize exposure related to fluctuations in foreign currency exchange rates. As of June 30, 2014, we had foreign currency derivative contracts outstanding with a notional value of $937 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within the next twelve months. See Note 8, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as may be updated in our subsequent filings with the SEC, before making an investment decision. Our operations are subject to a number of risks and uncertainties, including the risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

We rely on third party financial institutions to provide us with the majority of the cash required to operate our ATM networks in certain countries. If these institutions were unable or unwilling to provide us with the cash necessary to operate our ATM networks, we would be required to locate additional alternative sources of cash to operate these networks.

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of June 30, 2014, the amount of cash used in our ATM networks under these supply agreements was approximately $428 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

Our existing agreements with cash providers are generally multi-year agreements that expire at various times over the next few years. However, each provider may have the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events affecting us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum notice period prior to the actual termination date. If such notice is not received, the agreements will typically automatically renew for an additional period.

If any of our cash supply providers were to demand return of their cash or terminate their agreements with us and remove their cash from our ATM devices, or if they fail to provide us with the cash our operations require, our ability to operate the ATM networks to which the provider supplies cash would be jeopardized, and we would need to locate additional alternative sources of cash, including, potentially the increased use of our own cash. Under those circumstances, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations. Furthermore, restrictions on our access to cash to supply our ATMs could severely restrict our ability to keep our ATMs operating, which could subject us to performance penalties under our contracts with our customers.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of Company's common stock that were purchased during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1 - April 30, 2014	—		$—	—	$100,000,000
May 1 - May 31, 2014	4,714	(1)	46.67	—	100,000,000
June 1, 2014 - June 30, 2014	—		—	—	100,000,000
Total	4,714		$—	—

(1) Represents shares surrendered during May 2014 by a participant in the Euronet Stock Incentive Plan in payment of the exercise price of stock options.
(2) In September 2013, the Board of Directors authorized a stock repurchase program allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. There were no repurchases of common stock under this program during the second quarter of 2014.

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Amendment No. 1 dated April 9, 2014, to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, BMO Capital Markets and BBVA Compass Bank, as Syndication Agent and Wells Fargo as Documentation Agent.as Syndication Agent and Wells Fargo as Documentation Agent (filed as Exhibit 10.1 to to the Company's Quarterly Report on Form 10-Q filed on May 2, 2014 (File No. 001-31648 ) and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
August 6, 2014
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer