Form 10-Q
period 2014-09-30
EURONET WORLDWIDE INC
filed 2014-10-28
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

On October 24, 2014, Euronet Worldwide, Inc. had 52,598,776 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$451,187	$209,826
Restricted cash	59,157	77,987
Inventory — PINs and other	68,760	92,757
Trade accounts receivable, net of allowances for doubtful accounts of $22,923 at September 30, 2014 and $22,079 at December 31, 2013	321,361	390,563
Prepaid expenses and other current assets	103,954	69,242
Total current assets	1,004,419	840,375
Property and equipment, net of accumulated depreciation of $243,617 at September 30, 2014 and $231,327 at December 31, 2013	123,359	116,230
Goodwill	619,285	498,435
Acquired intangible assets, net of accumulated amortization of $110,131 at September 30, 2014 and $132,927 at December 31, 2013	170,184	93,026
Other assets, net of accumulated amortization of $28,611 at September 30, 2014 and $25,363 at December 31, 2013	48,786	50,049
Total assets	$1,966,033	$1,598,115
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$385,615	$457,274
Accrued expenses and other current liabilities	371,707	213,284
Current portion of capital lease obligations	2,332	2,361
Short-term debt obligations and current maturities of long-term debt obligations	9,423	10,903
Income taxes payable	16,572	15,656
Deferred revenue	27,521	32,533
Total current liabilities	813,170	732,011
Debt obligations, net of current portion	364,910	188,510
Capital lease obligations, net of current portion	1,892	2,872
Deferred income taxes	37,888	17,695
Other long-term liabilities	17,922	18,572
Total liabilities	1,235,782	959,660
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 56,265,576 issued at September 30, 2014 and 54,276,761 issued at December 31, 2013	1,125	1,086
Additional paid-in-capital	885,200	809,640
Treasury stock, at cost, 3,669,074 shares at September 30, 2014 and 3,650,519 shares at December 31, 2013	(69,125)	(68,122)
Accumulated deficit	(24,468)	(96,029)
Accumulated other comprehensive loss	(64,534)	(10,453)
Total Euronet Worldwide, Inc. stockholders’ equity	728,198	636,122
Noncontrolling interests	2,053	2,333
Total equity	730,251	638,455
Total liabilities and equity	$1,966,033	$1,598,115
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$453,422	$360,580	$1,202,199	$1,037,767
Operating expenses:
Direct operating costs	274,814	223,551	743,789	656,933
Salaries and benefits	64,587	52,819	178,529	153,298
Selling, general and administrative	43,968	33,254	117,820	95,714
Acquisition-related contingent consideration gain	—	(19,319)	—	(19,319)
Depreciation and amortization	19,321	14,930	52,819	48,838
Total operating expenses	402,690	305,235	1,092,957	935,464
Operating income	50,732	55,345	109,242	102,303
Other income (expense):
Interest income	797	527	1,956	1,438
Interest expense	(3,046)	(2,938)	(7,476)	(8,372)
(Loss) income from unconsolidated affiliates	(33)	—	(64)	260
Foreign currency exchange (loss) gain, net	(711)	2,899	(5,067)	2,658
Other gains	—	2,809	—	2,397
Other (expense) income, net	(2,993)	3,297	(10,651)	(1,619)
Income before income taxes	47,739	58,642	98,591	100,684
Income tax expense	(12,830)	(10,668)	(27,261)	(22,485)
Net income	34,909	47,974	71,330	78,199
Net loss (income) attributable to noncontrolling interests	128	(100)	231	(208)
Net income attributable to Euronet Worldwide, Inc.	$35,037	$47,874	$71,561	$77,991

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.67	$0.96	$1.39	$1.57
Diluted	$0.64	$0.92	$1.33	$1.51

Weighted average shares outstanding:
Basic	52,512,474	50,093,786	51,658,823	49,829,379
Diluted	54,619,793	52,200,472	53,740,151	51,579,644
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$34,909	$47,974	$71,330	$78,199
Translation adjustment	(61,557)	22,072	(54,221)	(6,004)
Comprehensive (loss) income	(26,648)	70,046	17,109	72,195
Comprehensive loss (income) attributable to noncontrolling interests	257	(207)	371	(306)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(26,391)	$69,839	$17,480	$71,889
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Net income	$71,330	$78,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,819	48,838
Share-based compensation	9,631	9,012
Unrealized foreign exchange loss (gain), net	5,067	(2,658)
Deferred income taxes	(3,470)	(93)
Loss (income) from unconsolidated affiliates	64	(260)
Amortization of debt issuance costs	854	797
Acquisition-related contingent consideration gain	—	(19,319)
Gain on sale of equity method investment	—	(2,827)
Changes in working capital, net of amounts acquired:
Income taxes payable, net	760	3,181
Restricted cash	16,115	5,206
Inventory — PINs and other	20,287	37,599
Trade accounts receivable	51,174	50,767
Prepaid expenses and other current assets	(11,819)	8,782
Trade accounts payable	(55,762)	(128,449)
Deferred revenue	(3,259)	(6,697)
Accrued expenses and other current liabilities	67,073	66,097
Changes in noncurrent assets and liabilities	3,775	2,389
Net cash provided by operating activities	224,639	150,564
Cash flows from investing activities:
Acquisitions, net of cash acquired	(84,703)	(30,847)
Purchases of property and equipment	(45,673)	(27,631)
Purchases of other long-term assets	(4,276)	(4,856)
Proceeds from sale of equity method investment	—	7,609
Other, net	219	731
Net cash used in investing activities	(134,433)	(54,994)
Cash flows from financing activities:
Proceeds from issuance of shares	7,360	7,487
Borrowings from revolving credit agreements	2,001,386	1,508,463
Repayments of revolving credit agreements	(1,833,796)	(1,550,329)
Proceeds from long-term debt obligations	9,000	—
Repayments of long-term debt obligations	(3,876)	(8,086)
Repayments of capital lease obligations	(1,897)	(2,016)
Borrowings from short-term debt obligations, net	2,778	—
Purchase of subsidiary shares from noncontrolling interests	—	(7,878)
Other, net	(1,812)	(163)
Net cash provided by (used in) financing activities	179,143	(52,522)
Effect of exchange rate changes on cash and cash equivalents	(27,988)	(12)
Increase in cash and cash equivalents	241,361	43,036
Cash and cash equivalents at beginning of period	209,826	201,435

Cash and cash equivalents at end of period	$451,187	$244,471

Supplemental disclosure of cash flow information:
Interest paid during the period	$5,861	$6,143
Income taxes paid during the period	$29,645	$23,227
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisitions	$56,554	$5,296
Contingent consideration in connection with acquisition	$—	$21,725
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. (together with its subsidiaries, the “Company” or “Euronet”) was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global money transfer services.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013, including the notes thereto, set forth in the Company’s 2013 Annual Report on Form 10-K.
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
Seasonality
Euronet’s EFT Processing segment and epay segment are significantly impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Additionally, mostly in Europe, the EFT Processing business experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with the tourist season. Seasonality in the money transfer segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.

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

(3) STOCKHOLDERS' EQUITY

Earnings Per Share
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for any potential dilution of options to purchase the Company's common stock, assumed vesting of restricted stock and the assumed conversion of the Company’s convertible debentures. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,512,474	50,093,786	51,658,823	49,829,379
Incremental shares from assumed exercise of stock options and vesting of restricted stock	2,107,319	2,025,802	2,081,328	1,664,274
Incremental shares from assumed conversion of convertible debentures	—	80,884	—	85,991
Diluted weighted average shares outstanding	54,619,793	52,200,472	53,740,151	51,579,644
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and nine months ended September 30, 2014 and 2013. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 693,000 and 695,000 for the three and nine months ended September 30, 2014, respectively, and approximately 528,000 and 1,029,000 for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2013, the Company had convertible debentures outstanding that, if converted, would have had a potentially dilutive effect on the Company’s common stock. In September 2013, the Company repurchased at par the remaining $3.6 million of principal amount of the convertible debentures outstanding. As required by Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, if dilutive, the impact of the contingently issuable common shares must be included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s common stock have been met. Under the if-converted method, the dilutive effect of the assumed conversion of the debentures was 80,884 shares and 85,991 shares for the three and nine months ended September 30, 2013, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $61.6 million and $54.2 million for the three and nine months ended September 30, 2014, respectively, and a foreign currency translation gain of $22.1 million and a loss of $6.0 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, the Company reclassified $0.3 million of foreign currency translation into the consolidated statements of income. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2014.

(4) ACQUISITIONS
On May 20, 2014, the Company completed the acquisition of all of the capital stock of EIM (FX) Limited and TBK (FM) Limited (the "Acquired Companies") pursuant to a Share Purchase Agreement dated March 7, 2014 (the "Purchase Agreement") among the Company and the selling shareholders (the "Sellers"). The Acquired Companies, each a United Kingdom limited company, own subsidiaries that operate under the brand names HiFX and HiFM, respectively.
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
Under the terms of the Purchase Agreement, the Sellers received purchase consideration (the "Purchase Consideration") of £111.8 million in cash ($188.0 million), including working capital adjustments finalized in the third quarter of 2014, and 1,262,654 shares of Euronet common stock, with a fair value at date of acquisition of $56.6 million (the "Consideration Shares"). An amount equal to $16.0 million of the cash portion of the Purchase Consideration and all of the Consideration Shares were placed in escrow at closing as security for the Sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the Sellers two years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
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
During the third quarter of 2014, the Company adjusted the purchase price allocation of the Acquired Companies and expects to finalize the allocation by the end of 2014. Changes from our preliminary estimates as of June 30, 2014 were not material to our consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of May 20, 2014
Cash and cash equivalents	$103,319
Derivative assets	26,597
Other current assets	2,902
Intangible assets	102,841
Other long-term assets	627
Total assets acquired	236,286

Trade accounts payable	(1,253)
Accrued expenses and other current liabilities	(7,037)
Derivative liabilities	(18,187)
Settlement obligations and customer deposits	(97,781)
Deferred tax liabilities	(23,524)
Other long-term liabilities	(677)
Total liabilities assumed	(148,459)

Goodwill	156,748

Net assets acquired	$244,575

The intangible assets of the Acquired Companies are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Proprietary software	$61,704	10 years
Customer relationships	26,764	8 years
Trade names	12,247	20 years
Non-compete agreements	2,126	3 years
Total intangible assets	$102,841

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2014 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2013	$93,026	$498,435	$591,461
Increases (decreases):
Acquisition	102,841	156,748	259,589
Amortization	(17,661)	—	(17,661)
Other (primarily changes in foreign currency exchange rates)	(8,022)	(35,898)	(43,920)
Balance as of September 30, 2014	$170,184	$619,285	$789,469
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2014, is expected to total $6.9 million for the remainder of 2014, $22.7 million for 2015, $21.1 million for 2016, $18.9 million for 2017, $16.5 million for 2018 and $15.7 million for 2019.
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

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2014	December 31, 2013
Accrued expenses	$188,311	$84,429
Accrued amounts due to mobile operators and other content providers	58,829	78,398
Money transfer settlement obligations	89,430	49,757
Derivative liabilities	34,287	82
Deferred income taxes	850	618
Total	$371,707	$213,284

(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine months ended September 30, 2014 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	Term Loan A	Total
Balance at December 31, 2013	$129,010	$2,403	$5,233	$68,000	$204,646
Increases (decreases):
Net borrowings (repayments)	182,625	2,778	(1,028)	5,125	189,500
Capital lease interest	—	—	227	—	227
Foreign currency exchange gain	(15,164)	(444)	(208)	—	(15,816)
Balance at September 30, 2014	296,471	4,737	4,224	73,125	378,557
Less — current maturities	—	(4,737)	(2,332)	(4,686)	(11,755)
Long-term obligations at September 30, 2014	$296,471	$—	$1,892	$68,439	$366,802

Credit Facility
As of September 30, 2014, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $73.1 million through principal amortization payments.
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
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's Credit Agreement, and during the third quarter of 2014 was based on a margin over LIBOR or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 1.96% and 1.78%, respectively, as of September 30, 2014, excluding amortization of deferred financing costs.
(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates are reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.
Foreign currency exchange contracts - Ria Operations
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.
As of September 30, 2014, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $97 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
As discussed in Note 4, Acquisitions, on May 20, 2014, the Company acquired EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX. HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $15.9 million and $23.0 million for the three and nine months ended September 30, 2014, respectively. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging. The duration of these derivative contracts is generally less than one year.
The fair value of HiFX's total portfolio of positions can change significantly from period to period based on, among other factors, market movements and changes in customer contract positions. HiFX manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis. It mitigates this risk by entering into contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. HiFX does not expect any significant losses from counterparty defaults.
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of September 30, 2014 was approximately $831 million. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$38,480	$—	Other current liabilities	$(34,287)	$(82)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2014 and December 31, 2013 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$38,551	$(71)	$38,480	$(23,379)	$(6,387)	$8,714

As of December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$96	$(96)	$—	$—	$—	$—

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(34,358)	$71	$(34,287)	$23,379	$906	$(10,002)

As of December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$(178)	$96	$(82)	$—	$—	$(82)

Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2014	2013	2014	2013
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss (gain), net	$1,501	$1	$348	$(269)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$38,480	$—	$38,480
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(34,287)	$—	$(34,287)

		As of December 31, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(82)	$—	$(82)

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

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria and HiFX. Ria provides global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and a Company-owned website, disbursing money transfers through a worldwide correspondent network. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, most share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$107,503	$195,086	$151,250	$(417)	$453,422
Operating expenses:
Direct operating costs	46,612	153,121	75,455	(374)	274,814
Salaries and benefits	12,155	14,356	32,219	5,857	64,587
Selling, general and administrative	6,516	11,160	23,747	2,545	43,968
Depreciation and amortization	8,010	3,998	7,246	67	19,321
Total operating expenses	73,293	182,635	138,667	8,095	402,690
Operating income (expense)	$34,210	$12,451	$12,583	$(8,512)	$50,732

	For the Three Months Ended September 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$83,594	$182,629	$95,276	$(919)	$360,580
Operating expenses:
Direct operating costs	36,576	142,284	45,588	(897)	223,551
Salaries and benefits	10,195	13,494	23,120	6,010	52,819
Selling, general and administrative	5,249	10,687	14,521	2,797	33,254
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Depreciation and amortization	6,273	4,036	4,530	91	14,930
Total operating expenses	38,974	170,501	87,759	8,001	305,235
Operating income (expense)	$44,620	$12,128	$7,517	$(8,920)	$55,345

	For the Nine Months Ended September 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$271,580	$562,129	$369,568	$(1,078)	$1,202,199
Operating expenses:
Direct operating costs	125,773	434,984	183,985	(953)	743,789
Salaries and benefits	35,127	41,856	83,472	18,074	178,529
Selling, general and administrative	19,167	31,433	57,438	9,782	117,820
Depreciation and amortization	22,951	12,323	17,337	208	52,819
Total operating expenses	203,018	520,596	342,232	27,111	1,092,957
Operating income (expense)	$68,562	$41,533	$27,336	$(28,189)	$109,242

	For the Nine Months Ended September 30, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$219,149	$548,867	$271,536	$(1,785)	$1,037,767
Operating expenses:
Direct operating costs	104,103	424,343	130,221	(1,734)	656,933
Salaries and benefits	29,409	41,976	64,601	17,312	153,298
Selling, general and administrative	16,530	30,689	40,621	7,874	95,714
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Depreciation and amortization	22,242	12,569	13,751	276	48,838
Total operating expenses	152,965	509,577	249,194	23,728	935,464
Operating income (expense)	$66,184	$39,290	$22,342	$(25,513)	$102,303

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
EFT Processing	$71,714	$64,972	$452,212	$347,073
epay	25,230	27,176	615,769	757,942
Money Transfer	26,202	23,768	872,515	472,390
Corporate Services, Eliminations and Other	213	314	25,537	20,710
Total	$123,359	$116,230	$1,966,033	$1,598,115

(11) INCOME TAXES
The Company's effective income tax rates were 26.9% and 18.2% for the three months ended September 30, 2014 and 2013, respectively, and 27.7% and 22.3% for the nine months ended September 30, 2014 and 2013, respectively. The Company's effective income tax rates for the three and nine months ended September 30, 2014 and 2013 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. The Company’s effective income tax rates for the three and nine months ended September 30, 2013 were lower than the applicable statutory income tax rate of 35% primarily because of the Company’s U.S. income tax positions and the recognition of nontaxable gains from the change in fair value of an acquisition-related contingent consideration liability and the sale of an equity method investment.
(12) COMMITMENTS
As of September 30, 2014, the Company had $92.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $49.9 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $4.3 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2014, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $15.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $29.9 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2014, the balance of ATM network cash for which the Company was responsible was approximately $433 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2014 or December 31, 2013.

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

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
We are a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”) and card outsourcing services, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 19,808 ATMs and approximately 72,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 667,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria and global account-to-account money transfer services under the brand name HiFX. We offer services under Ria, through a network of sending agents, Company-owned stores (primarily in North America and Europe) and via the Company's website (riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 241,000 locations. We offer services under HiFX via the Company's website (www.hifx.com) or by contacting a HiFX customer service representative. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Under our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented 24% and 22% of our total consolidated revenues for the third quarter and first nine months of 2014, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented 43% and 47% of our total consolidated revenues for the third quarter and first nine months of 2014, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs, resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented 33% and 31% of our total consolidated revenues for the third quarter and first nine months of 2014, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America and Europe, and our websites riamoneytransfer.com and www.hifx.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

We consistently evaluate and add prospects to our list of potential ATM outsourcing customers. However, we cannot predict any increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take several months. The process is further complicated by legal and regulatory considerations in local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from the acquisition or termination of one or more of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2014 and 2013 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase Amount	Increase Percent	2014	2013	Increase Amount	Increase Percent
EFT Processing	$107,503	$83,594	$23,909	29%	$271,580	$219,149	$52,431	24%
epay	195,086	182,629	12,457	7%	562,129	548,867	13,262	2%
Money Transfer	151,250	95,276	55,974	59%	369,568	271,536	98,032	36%
Total	453,839	361,499	92,340	26%	1,203,277	1,039,552	163,725	16%
Corporate services, eliminations and other	(417)	(919)	502	(55)%	(1,078)	(1,785)	707	(40)%
Total	$453,422	$360,580	$92,842	26%	$1,202,199	$1,037,767	$164,432	16%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease)Amount	Increase (Decrease) Percent	2014	2013	Increase (Decrease)Amount	Increase Percent
EFT Processing	$34,210	$44,620	$(10,410)	(23)%	$68,562	$66,184	$2,378	4%
epay	12,451	12,128	323	3%	41,533	39,290	2,243	6%
Money Transfer	12,583	7,517	5,066	67%	27,336	22,342	4,994	22%
Total	59,244	64,265	(5,021)	(8)%	137,431	127,816	9,615	8%
Corporate services, eliminations and other	(8,512)	(8,920)	408	(5)%	(28,189)	(25,513)	(2,676)	10%
Total	$50,732	$55,345	$(4,613)	(8)%	$109,242	$102,303	$6,939	7%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Despite the strengthening of the U.S. dollar towards the end of the third quarter of 2014, on average, the U.S. dollar was weaker in the reported 2014 periods than the same 2013 periods compared to currencies of several key markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the third quarter of 2014 was not significantly influenced by the changes in foreign currency exchange rates when compared to the same period of 2013. We estimate that our consolidated operating income for the first nine months of 2014 was approximately 2% higher when compared to the same periods of 2013 as a result of changes in foreign currency exchange rates.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,		Increase (Decrease)Percent	Average Translation Rate Nine Months Ended September 30,		Increase (Decrease)Percent
Currency (dollars per foreign currency)	2014	2013		2014	2013
Australian dollar	$0.9244	$0.9155	1%	$0.9179	$0.9812	(6)%
Brazilian real	$0.4398	$0.4373	1%	$0.4374	$0.4740	(8)%
British pound	$1.6690	$1.5517	8%	$1.6691	$1.5464	8%
euro	$1.3246	$1.3256	n/m	$1.3554	$1.3174	3%
Hungarian forint	$0.0042	$0.0045	(7)%	$0.0044	$0.0044	n/m
Indian rupee	$0.0165	$0.0161	2%	$0.0165	$0.0175	(6)%
Polish zloty	$0.3174	$0.3126	2%	$0.3249	$0.3140	3%
___________________
n/m — Not meaningful

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2014 and 2013 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase (Decrease) Percent	2014	2013	Increase Amount	Increase Percent
Total revenues	$107,503	$83,594	$23,909	29%	$271,580	$219,149	$52,431	24%
Operating expenses:
Direct operating costs	46,612	36,576	10,036	27%	125,773	104,103	21,670	21%
Salaries and benefits	12,155	10,195	1,960	19%	35,127	29,409	5,718	19%
Selling, general and administrative	6,516	5,249	1,267	24%	19,167	16,530	2,637	16%
Acquisition-related contingent consideration gain	—	(19,319)	19,319	n/m	—	(19,319)	19,319	n/m
Depreciation and amortization	8,010	6,273	1,737	28%	22,951	22,242	709	3%
Total operating expenses	73,293	38,974	34,319	88%	203,018	152,965	50,053	33%
Operating income	$34,210	$44,620	$(10,410)	(23)%	$68,562	$66,184	$2,378	4%
Transactions processed (millions)	321	304	17	6%	942	877	65	7%
ATMs as of September 30,	19,808	17,795	2,013	11%	19,808	17,795	2,013	11%
Average ATMs	19,579	17,595	1,984	11%	18,995	17,671	1,324	7%
___________________
n/m - Not meaningful

Revenues
Our revenues for the third quarter and first nine months of 2014 increased when compared to the same periods of 2013, primarily due to an increase in the number of ATMs under management, an increase in demand for dynamic currency conversion ("DCC") on both our ATMs and POS devices under management, growth in revenues from debit and credit card outsourcing services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies. Also contributing to the increase in revenues for the first nine months of 2014 compared to the same period of 2013 was an increase in the number of transactions processed in Poland during the first nine months of 2014.
Average monthly revenues per ATM were $1,830 for the third quarter and $1,589 for the first nine months of 2014 compared to $1,584 for the third quarter and $1,378 for the first nine of 2013. Revenues per transaction were $0.33 for the third quarter and $0.29 for the first nine months of 2014 compared to $0.27 for the third quarter and $0.25 for the first nine months of 2013. These increases were primarily the result of revenue growth from DCC on our ATMs under management, which earns higher revenues per transaction than other ATM or card based services, and the net impact of the U.S. dollar weakening against key foreign currencies.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for the third quarter and first nine months of 2014 compared to the same periods of 2013, primarily due to an increase in the number of ATMs under management, an increase in demand for DCC on POS devices, growth in revenues from debit and credit card outsourcing services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $60.9 million for the third quarter and $145.8 million for the first nine months of 2014 compared to $47.0 million for the third quarter and $115.0 million for the first nine months of 2013. The increase in gross profit was primarily due to growth in revenues from DCC and growth in revenues from debit and credit card outsourcing services in Greece. Also contributing to the increase in gross profit for the first nine months of 2014 compared to the same period of 2013 was an increase in the number of transactions processed in Poland and India and the net impact of the U.S. dollar weakening against key foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 56.6% for the third quarter and 53.7% for the first nine months of 2014 compared to 56.2% for the third quarter and 52.5% for the first nine months of 2013. The increase in gross margin was primarily due to revenue growth from DCC and other value added services on our ATMs under management, which earn higher gross profits than other services.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 11.3% for the third quarter and 12.9% for the first nine months of 2014 from 12.2% for third quarter and 13.4% for the first nine months of 2013. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to increased support costs as a result of the increase in the number of ATMs under management and growth in DCC transactions on POS devices. As a percentage of revenues, these expenses decreased slightly to 6.1% for the third quarter and 7.1% for the first nine months of 2014 from 6.3% for the third quarter and 7.5% for the first nine months of 2013. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Acquisition related contingent consideration gain
In the third quarter of 2013, we adjusted to fair value the contingent consideration liability related to the acquisition of Pure Commerce Limited ("Pure Commerce") based on our assessment that the performance targets for gross profit and EBITDA would not be met. The change in fair value resulted in the recognition of a $19.3 million gain.
Depreciation and amortization
The increase in depreciation and amortization expense for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to an increase in depreciation on our ATMs under management, partly offset by certain software assets becoming fully amortized during 2013. As a percentage of revenues, depreciation and amortization expense decreased to 7.5% for the third quarter and 8.5% for the first nine months of 2014 from 7.5% for the third quarter and 10.1% for the first nine months of 2013, primarily due to the growth in revenues from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Operating income
The decrease in operating income for the third quarter of 2014 compared to the same period of 2013 was primarily due to the recognition of a $19.3 million acquisition-related contingent consideration gain in the third quarter of 2013, partly offset by an increase in the number of ATMs under management, growth in revenues earned from DCC and other value added service transactions, growth in revenues from debit and credit card management services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies.
The increase in operating income for the first nine months of 2014 compared to the same period of 2013 was primarily due to the increase in the number of ATMs under management, growth in revenues earned from DCC and other value added service transactions, growth in revenues from debit and credit card management services in Greece and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the recognition of a $19.3 million acquisition-related contingent consideration gain in the third quarter of 2013.
Excluding the acquisition-related contingent consideration gain discussed above, operating income as a percentage of revenues (“operating margin”) increased to 31.8% for the third quarter and 25.2% for the first nine months of 2014 from 30.3% for the third quarter and 21.4% for the first nine months of 2013 and operating income per transaction increased to $0.11 for the third quarter and $0.07 for the first nine months of 2014 from $0.08 for the third quarter and $0.05 for the first nine months of 2013. These increases were primarily due to growth in revenues earned from DCC and other value added services on our ATMs under management and the net impact of the U.S. dollar weakening against key foreign currencies.

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2014 and 2013 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase Percent	2014	2013	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$195,086	$182,629	$12,457	7%	$562,129	$548,867	$13,262	2%
Operating expenses:
Direct operating costs	153,121	142,284	10,837	8%	434,984	424,343	10,641	3%
Salaries and benefits	14,356	13,494	862	6%	41,856	41,976	(120)	n/m
Selling, general and administrative	11,160	10,687	473	4%	31,433	30,689	744	2%
Depreciation and amortization	3,998	4,036	(38)	n/m	12,323	12,569	(246)	(2)%
Total operating expenses	182,635	170,501	12,134	7%	520,596	509,577	11,019	2%
Operating income	$12,451	$12,128	$323	3%	$41,533	$39,290	$2,243	6%
Transactions processed (millions)	320	269	51	19%	900	829	71	9%
___________________
n/m - Not meaningful
Revenues
The increase in revenues for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to an increase in the number of non-mobile transactions processed in Germany and the net impact of the U.S. dollar weakening against key foreign currencies. Our cadooz subsidiary also contributed to the third quarter increase with an increase in physical gift redemptions resulting from a marketing promotion and it contributed to the increase in the first nine months with an increase in voucher redemptions. Partially offsetting the increase in revenues for both the third quarter and first nine months of 2014 compared to the same periods of 2013 was a decrease in prepaid mobile transactions processed in Brazil, which was due to the continued impact of changes in certain mobile operators' distribution strategies, which limited our ability to distribute certain products within certain markets in Brazil.
Also, partially offsetting the increase in revenues for the first nine months of 2014 compared to the same period of 2013 was a decrease in prepaid mobile transactions processed in Australia and the U.S. during the first nine months of 2014, caused by increased competitive pressures.
We currently expect most of our future revenue growth in the epay segment to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) value added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction decreased to $0.61 for the third quarter and $0.62 for the first nine months of 2014 from $0.68 for the third quarter and $0.66 for the first nine months of 2013, primarily due to growth in the number of prepaid mobile transactions processed in India, where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed in Germany, for which we generally earn higher revenues per transaction than mobile transactions and the net impact of the U.S. dollar weakening against key foreign currencies.

Direct operating costs
Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to the increase in non-mobile transactions processed in Germany, and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the decrease in prepaid mobile transactions processed in Brazil. Our cadooz subsidiary also contributed to the third quarter increase with an increase in physical gift redemptions and it contributed to the increase in the first nine months with an increase in voucher redemptions.
Also, partially offsetting the increase in direct operating costs for the first nine months of 2014 compared to the same period of 2013 was a decrease in prepaid mobile transactions processed in Australia and the U.S.
Gross profit
Gross profit was $42.0 million for the third quarter and $127.1 million for the first nine months of 2014 compared to $40.3 million for the third quarter and $124.5 million for the first nine months of 2013. The increase in gross profit was primarily due to growth in non-mobile transactions processed in Germany and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the decreases in revenues in Brazil.
Gross margin decreased to 21.5% for the third quarter of 2014 from 22.1% for the same period of 2013, primarily due to a decrease in revenues in Brazil, partly offset by growth in non-mobile transactions processed in Germany. Gross margin decreased slightly to 22.6% for the first nine months of 2014 from 22.7% for the same period of 2013.
Salaries and benefits
The increase in salaries and benefits for the third quarter of 2014 compared to the same period of 2013 was primarily due to a higher headcount in Germany to support the increase in revenues discussed above and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by a lower headcount in Australia and Brazil in response to the decrease in the number of transactions processed. The decrease in salaries and benefits for the first nine months of 2014 compared to the same period of 2013 was due to a lower headcount in Australia and Brazil in response to the decrease in the number of transactions processed, partly offset by the increase in headcount in Germany discussed above.
As a percentage of revenues, salaries and benefits remained at 7.4% for the third quarters of 2014 and 2013 and decreased slightly to 7.4% for the first nine months of 2014 from 7.6% for the first nine months of 2013, primarily due to the increases in revenues in Germany discussed above.
Selling, general and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to an increase in marketing expenses and the net impact of the U.S. dollar weakening against key foreign currencies. Also contributing to the increase in selling, general and administrative expenses for the first nine months of 2014 compared to the same period of 2013 was an increase in bad debt expense.
As a percentage of revenues, selling, general and administrative expenses decreased slightly to 5.7% for the third quarter of 2014 compared to 5.9% for the same period of 2013, while remaining unchanged at 5.6% for both the first nine months of 2014 and 2013. The decrease for the third quarter of 2014 compared to same period of 2013 was due to the increase in revenues in Germany discussed above.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was unchanged for the third quarter of 2014 compared to the same period of 2013. The decrease in depreciation and amortization expense for the first nine months of 2014 compared to the same period of 2013 was due to certain acquired intangible assets becoming fully amortized during the first quarter of 2013, partly offset by the net impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense decreased slightly to 2.0% for the third quarter and 2.2% for the first nine months of 2014 from 2.2% for the third quarter and 2.3% for the first nine months of 2013.
Operating income
The increase in operating income for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to the increase in gross margin discussed above, along with the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the increase in marketing expenses. Also contributing to the change in operating income for the first nine months of 2014 compared to the same period of 2013 was the decrease in salaries and benefits and depreciation expenses, partly offset by an increase in bad debt expense.

Operating margin decreased to 6.4% for the third quarter of 2014 from 6.6% for the same period of 2013, primarily due to the increase in salaries and benefits and marketing expenses, while operating margin increased slightly to 7.4% for the first nine months of 2014 from 7.2% for the same period of 2013. Operating income per transaction decreased slightly to $0.04 for the third quarter of 2014 from $0.05 for the same period of 2013, while operating income per transaction was unchanged at $0.05 for the first nine months of both 2014 and 2013.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2014 and 2013 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase Amount	Increase Percent	2014	2013	Increase Amount	Increase Percent
Total revenues	$151,250	$95,276	$55,974	59%	$369,568	$271,536	$98,032	36%
Operating expenses:
Direct operating costs	75,455	45,588	29,867	66%	183,985	130,221	53,764	41%
Salaries and benefits	32,219	23,120	9,099	39%	83,472	64,601	18,871	29%
Selling, general and administrative	23,747	14,521	9,226	64%	57,438	40,621	16,817	41%
Depreciation and amortization	7,246	4,530	2,716	60%	17,337	13,751	3,586	26%
Total operating expenses	138,667	87,759	50,908	58%	342,232	249,194	93,038	37%
Operating income	$12,583	$7,517	$5,066	67%	$27,336	$22,342	$4,994	22%
Transactions processed (millions)	13.9	8.9	5.0	56%	34.4	25.9	8.5	33%
Revenues
The increase in revenues for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to an increase in the number of money transfers processed, largely driven by our Walmart money transfer product in the U.S., growth in our agent and correspondent payout networks in foreign markets and the impact of our May 2014 acquisition of EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX. The increase in revenues for the first nine months of 2014 compared to the same period of 2013 was also impacted by the euro strengthening against the U.S. dollar.
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
Revenues per transaction increased to $10.88 for the third quarter and $10.74 for the first nine months of 2014 from $10.71 for the third quarter and $10.48 for the first nine months of 2013, primarily due to impact of our acquisition of HiFX, partly offset by the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services. Also contributing to the increase in revenues per transaction for the first nine months of 2014 compared to the same period of 2013 was the impact of the euro strengthening against the U.S. dollar.

Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations. Also contributing to the increase in direct operating costs for the first nine months of 2014 compared to the same period of 2013 was the impact of the euro strengthening against the U.S. dollar.
Gross profit
Gross profit was $75.8 million for the third quarter and $185.6 million for the first nine months of 2014 compared to $49.7 million for the third quarter and $141.3 million for the first nine months of 2013. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisition of HiFX. Also contributing to the increase in gross profit for the first nine months of 2014 compared to the same period of 2013 was the impact of the euro strengthening against the U.S. dollar.
Gross margin decreased to 50.1% for the third quarter and 50.2% for the first nine months of 2014 from 52.2% for third quarter and 52.0% for the first nine months of 2013, primarily due to the launch of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.
Salaries and benefits
The increase in salaries and benefits for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to the impact of our acquisition of HiFX and an increase in headcount as a result of the launch of our Walmart money transfer product, the development of our online money transfer service and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits decreased to 21.3% for the third quarter and 22.6% for the first nine months of 2014 from 24.3% for third quarter and 23.8% for the first nine months of 2013, primarily due to the increase in the number of money transfers processed in the U.S, which did not require similar increases in support cost.
Selling, general, and administrative
The increase in selling, general and administrative expenses for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to an increase in professional fees, including acquisition-related costs, an increase in bad debt expense, the impact of our acquisition of HiFX, expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets and the write-down of certain customer acquisition costs. Also contributing to the increase in selling, general and administrative expenses for the first nine months of 2014 compared to the same period of 2013 was the impact of the euro strengthening against the U.S. dollar.
As a percentage of revenues, selling, general and administrative expenses increased to 15.7% for the third quarter of 2014 from 15.2% for the same period of 2013, primarily due to the write-down of customer acquisition costs, partly offset by an increase in the number of money transfers processed in the U.S., which did not require similar increases in support costs. As a percentage of revenues, selling, general and administrative expenses increased to 15.5% for the first nine months of 2014 from 15.0% for the same period of 2013, primarily due to the write-down of customer acquisition costs and an increase in acquisition-related expenses during the first half of 2014.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to the amortization of intangible assets related to the acquisition of HiFX. As a percentage of revenues, depreciation and amortization was unchanged at 4.8% for both the third quarter of 2014 and 2013, while decreasing to 4.7% for the first nine months of 2014 from 5.1% for the first nine months of 2013. This decrease was primarily due to the revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.
Operating income
The increase in operating income for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to the increase in the number of money transfers processed and the impact of our acquisition of HiFX, partly offset by an increase in professional fees, bad debt expense, salaries and benefits related to development of our online money transfer service and write-down of certain customer acquisition costs during the first and third quarters of 2014. Also contributing to the increase in operating income for the first nine months of 2014 compared to the same period of 2013 was the impact of the euro strengthening against the U.S. dollar.

As a percentage of revenues, operating margin increased to 8.3% for the third quarter of 2014 from 7.9% for same period of 2013, primarily due to the increase in the number of money transfers processed in the U.S. and the acquisition of HiFX, partly offset by the write-down of certain customer acquisition costs. As a percentage of revenues, operating margin decreased to 7.4% for the first nine months of 2014 from 8.2% for the same period of 2013, primarily due to the increase in professional fees related to the acquisition of HiFX and the write-down of certain customer acquisition costs during the first and third quarters of 2014.
Operating income per transaction increased to $0.91 for the third quarter of 2014 from $0.84 for the same period of 2013, primarily due to the increase in operating margin discussed above. Operating income per transaction decreased to $0.79 for the first nine months of 2014 from $0.86 for the same period of 2013, primarily due to the decrease in operating margin discussed above, which was partly offset by the impact of the euro strengthening against the U.S. dollar.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2014 and 2013 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Decrease Amount	Decrease Percent	2014	2013	Increase (Decrease) Amount	Increase Percent
Salaries and benefits	$5,857	$6,010	$(153)	(3)%	$18,074	$17,312	$762	4%
Selling, general and administrative	2,588	2,819	(231)	(8)%	9,907	7,925	1,982	25%
Depreciation and amortization	67	91	(24)	n/m	208	276	(68)	n/m
Total operating expenses	$8,512	$8,920	$(408)	(5)%	$28,189	$25,513	$2,676	10%
___________________
n/m — Not meaningful
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the third quarter of 2014 compared to the same period of 2013, primarily due to a decrease in salaries and benefits and selling, general and administrative expense. The decrease in salaries and benefits was primarily due to a decrease in bonus expense related to the timing of meeting higher bonus targets. The decrease in selling, general and administrative expense was primarily due to a decrease in professional expenses.
Overall, operating expenses for Corporate Services increased for the first nine months of 2014 compared to the same period of 2013, primarily due to an increase in salaries and benefits and selling, general and administrative expense. The increase in salaries and benefits was primarily due to an increase in headcount. The increase in selling, general and administrative expense was primarily due to an increase in acquisition-related costs and the settlement of a dispute related to a prior period potential acquisition during the first half of 2014.

OTHER (EXPENSE) INCOME, NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase (Decrease) Amount	Increase Percent	2014	2013	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	797	527	270	51%	1,956	1,438	518	36%
Interest expense	(3,046)	(2,938)	(108)	4%	(7,476)	(8,372)	896	(11)%
(Loss) income from unconsolidated affiliates	(33)	—	(33)	n/m	(64)	260	(324)	n/m
Foreign currency exchange (loss) gain, net	(711)	2,899	(3,610)	n/m	(5,067)	2,658	(7,725)	n/m
Other gains	—	2,809	(2,809)	n/m	—	2,397	(2,397)	n/m
Other (expense) income, net	$(2,993)	$3,297	$(6,290)	n/m	$(10,651)	$(1,619)	$(9,032)	n/m
________________
n/m — Not meaningful
Interest income
The increase in interest income for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to an increase in interest earned on overnight deposits in Brazil and on customer funds held on deposit related to money transfer operations.
Interest expense
The decrease in interest expense for the first nine months of 2014 compared to the same period of 2013 was the result of lower average borrowings outstanding under our revolving credit facility during the period.

Other gains

In July 2013, we completed the sale of our 40% equity method investment in epay Malaysia, which resulted in the recognition of a $2.8 million gain. In the first half of 2013, we recorded a $0.4 million impairment charge to an investment in an unconsolidated subsidiary.
Foreign currency exchange (loss) gain, net
Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in determining net income. The majority of our foreign currency exchange gains or losses are due to the re-measurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded a net foreign currency exchange loss of $0.7 million and $5.1 million for the third quarter and first nine months of 2014, respectively, and a net foreign currency exchange gain of $2.9 million and $2.7 million for the third quarter and first nine months of 2013, respectively. These realized and unrealized net foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operate during the respective periods.
INCOME TAX EXPENSE
The Company's effective income tax rates were 26.9% and 18.2% for the third quarter of 2014 and 2013, respectively, and 27.7% and 22.3% for the first nine months of 2014 and 2013, respectively. The increase in the effective income tax rate for the third quarter and first nine months of 2014 compared to the same periods of 2013 was primarily due to the recognition of a $19.3 million nontaxable gain related to the change in fair value of an acquisition-related contingent consideration liability and a $2.8 million nontaxable gain on the sale of an equity investment in the third quarter of 2013.

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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $35.0 million for the third quarter and $71.6 million for the first nine months of 2014 compared to $47.9 million for the third quarter and $78.0 million for the first nine months of 2013. As more fully discussed above, the decrease in net income for the first nine months of 2014 compared to the same period of 2013 was primarily due to an increase in net foreign currency exchange loss of $7.7 million, an increase in income tax expense of $4.8 million and a decrease in other non-operating income items of $1.7 million. These decreases to net income were partly offset by an increase in operating income of $6.9 million and a decrease in interest expense of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2014 and December 31, 2013, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $191.2 million and $108.4 million, respectively. Our ratio of current assets to current liabilities at September 30, 2014 and December 31, 2013 was 1.24 and 1.15, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of Ria's consumer-to-consumer money transfers services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of September 30, 2014, we had approximately $116 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $451.2 million at September 30, 2014, of which $383.2 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
Liquidity	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$224,639	$150,564
Investing activities	(134,433)	(54,994)
Financing activities	179,143	(52,522)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(27,988)	(12)
Increase in cash and cash equivalents	$241,361	$43,036

Operating activity cash flow
Cash flows provided by operating activities were $224.6 million for the first nine months of 2014 compared to $150.6 million for the first nine months of 2013. The increase is primarily due to improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $134.4 million for the first nine months of 2014 compared to $55.0 million for the first nine months of 2013. Cash used for acquisitions was $84.7 million for the first nine months of 2014 compared to $30.8 million for the first nine months of 2013. During the first nine months of 2014, we used $45.7 million for purchases of property and equipment compared to $27.6 million during the first nine months of 2013; the increase was primarily related to ATM network expansion. Cash used for software development and other investing activities totaled $4.1 million each for the first nine months of 2014 and 2013. Additionally, we received $7.6 million of net proceeds from the sale of an equity method investment during the first nine months of 2013.

Financing activity cash flow
Cash flows provided by financing activities were $179.1 million for the first nine months of 2014 compared to cash flows used in financing activities of $52.5 million for the first nine months of 2013. Our financing activities for the first nine months of 2014 consisted of net borrowings of $175.5 million compared to net repayments of debt obligations of $50.0 million for the first nine months of 2013. The increase in net borrowings during the first nine months of 2014 compared to the same period of 2013 was the result of cash used from borrowings under our revolving credit facility to fund the acquisitions of EIM (FX) Limited and TBK (FM) Limited and an increase in ATM network cash requirements. Further, we had $2.8 million of net borrowings from other short-term debt obligations and $9.0 million of proceeds from the amendment of our Term Loan A during the first nine months of 2014. We used $1.9 million and $2.0 million during the first nine months of 2014 and 2013, respectively, for capital lease repayments. We used $7.9 million during the first nine months of 2013 for the acquisition of subsidiary shares from a holder of noncontrolling interests. Additionally, we received proceeds of $7.4 million and $7.5 million during the first nine months of 2014 and 2013, respectively, for the issuance of common stock in connection with our Stock Incentive Plan.
Other sources of capital
Credit Facility
As of September 30, 2014, we had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $73.1 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
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
As of September 30, 2014, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of September 30, 2014, we had borrowings of $73.1 million outstanding under Term Loan A. We had $296.5 million of borrowings and $49.9 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2014. The remaining $253.6 million under the revolving credit facility was available for borrowing. As of September 30, 2014, our weighted average interest rates under the revolving credit facility and Term Loan A were 1.96% and 1.78%, respectively, excluding amortization of deferred financing costs.
Short-term debt obligations - Short-term debt obligations as of September 30, 2014 were primarily comprised of $4.7 million of payments due in the next twelve months under Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $4.7 million outstanding under these facilities as of September 30, 2014.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first nine months of 2014 were $47.7 million. These capital expenditures were made primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2014 are currently estimated to range from approximately $55.0 million to $65.0 million.
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

Share repurchase plan
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 Program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. There were no repurchases of common stock under the 2013 Program during the third quarter of 2014.
Acquisitions
HiFX Acquisition - On May 20, 2014, we completed the acquisition of all of the capital stock of EIM (FX) Limited and TBK (FM) Limited, each a United Kingdom limited company, which own subsidiaries that operate under the brand names HiFX and HiFM, respectively. Under the terms of the Purchase Agreement, the sellers received purchase consideration (the "Purchase Consideration") of £111.8 million in cash ($188.0 million), including working capital adjustments finalized in the third quarter of 2014, and 1,262,654 shares of Euronet common stock, with a fair value at date of acquisition of $56.6 million (the "Consideration Shares"). An amount equal to $16.0 million of the cash portion of the Purchase Consideration and all of the Consideration Shares were placed in escrow at closing as security for the sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the sellers two years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2014, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2014. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2014, our future contractual obligations have not changed significantly from the amounts reported within our 2013 Form 10-K with the exception of the amendment to our Credit Facility. See the discussion under "Liquidity and Capital Resources - Other Sources of Capital - Credit Facility" above for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2014, our total debt outstanding was $378.6 million. Of this amount, $374.4 million, or 99% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.2 million.
The remaining $4.2 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2014 and 2018.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2014, approximately 75% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the Australian dollar, Brazilian real, British pound, euro, Indian Rupee, Hungarian forint and Polish zloty. As of September 30, 2014, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $40 million to $45 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $70 million to $75 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. We enter into foreign currency forwards and cross-currency swaps, to minimize exposure related to fluctuations in foreign currency exchange rates. As of September 30, 2014, we had foreign currency derivative contracts outstanding with a notional value of $928 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within the next twelve months. See Note 8, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on From 10-Q for the three months ended June 30, 2014, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
October 28, 2014
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer