Form 10-K
period 2014-12-31
EURONET WORLDWIDE INC
filed 2015-02-27
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.4 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2014.

As of February 25, 2015, the registrant had 51,687,774 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

References in this report to “we,” “our,” “us,” the “Company” and “Euronet” refer to Euronet Worldwide, Inc. and its subsidiaries unless the context requires otherwise.

Business Overview

General Overview

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; software solutions; electronic distribution of prepaid mobile airtime and other electronic payment products; and global money transfer services.

Core Business Segments

We operate in the following three segments as of December 31, 2014:

The EFT Processing Segment processes transactions for a network of 20,364 ATMs and approximately 69,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2014, the EFT Processing Segment accounted for approximately 22% of Euronet's consolidated revenues.

The epay Segment provides electronic distribution and processing of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 681,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. Through this segment, we believe we are the world's leading international network for distribution of prepaid mobile airtime. In 2014, the epay Segment accounted for approximately 47% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria and AFEX Money Express and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand name Ria through a network of sending agents, Company-owned stores (primarily in North America and Europe) and our Ria website (riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 243,000 locations. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2014, the Money Transfer Segment accounted for approximately 31% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 160 countries. We have eleven transaction processing centers, including five in Europe, four in Asia Pacific and two in North America. We also maintain 54 business offices that are located in 38 countries. Our corporate offices are located in Leawood, Kansas, USA.

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

Initially, most of Euronet's resources were devoted to establishing and expanding the ATM network and ATM management services business in Europe. In December 1998, we acquired Arkansas Systems, Inc. (now known as "Euronet USA"), a U.S.-based company that produces electronic payment and transaction delivery systems software for retail banks internationally, which resulted in significant ongoing savings in third-party licensing, services and maintenance costs. By the end of 1998, we were doing business in Hungary, Poland, Germany, the Czech Republic and Croatia.

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. In 2011 Euronet, through one of its group companies, was granted authorization as an e-money institution in the United Kingdom as a result of the Second E-Money Directive (“2EMD”) coming in to force.  Euronet also obtained relevant memberships of Visa and MasterCard during 2011.  2EMD enables authorized e-money institutions to provide payment services and issue e-money throughout the European Economic Area under a single regulatory framework.  By obtaining the status as an authorized e-money institution together with its principal memberships of Visa and MasterCard, Euronet has been able to expand its Independent ATM Deployed ("IAD") networks across Europe. By the end of 2014, Euronet's network of ATMs had expanded to include Austria, Denmark, France, Greece, Italy, Romania, Serbia, Slovakia, Spain, Ukraine, the U.K., the Middle East, India and China.

In 2003, Euronet added a complementary business line through the acquisition of epay Limited (“epay”), which had offices in the U.K. and Australia. Through subsequent acquisitions between 2003 and 2010, the epay Segment continued to expand in Europe (Germany, Romania, Spain and the U.K.), the U.S., the Middle East, Asia and Brazil, and established new offices in New Zealand, Poland, India and Italy. We believe the epay Segment is the world's leading international network for distribution and processing of prepaid mobile airtime ("top-up") as well as other electronic payment products and services.

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license under the Payment Services Directive ("PSD") from the U.K. Financial Services Authority, which allowed Ria to operate under one license and one regulator for all European Economic Area Member States. The license also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. In addition to expanding the money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

2014 Developments

In April 2014, the Company and Wal-Mart Stores, Inc. launched a new money transfer service called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria's business.

In May 2014, Euronet completed the acquisition of EIM (FX) Limited and TBK (FM) Limited ("HiFX"), which offers online initiated international payments and foreign exchange services to high-income individuals and small-to-medium sized businesses. HiFX is headquartered in Windsor, U.K., with its customer base located primarily in the U.K., Australia, New Zealand and Europe.

On October 30, 2014, the Company completed the sale of $402.5 million of Convertible Senior Notes due 2044. The convertible notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of our Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of our Common Stock exceeding certain thresholds for specified periods). The Company used approximately $64.5 million of the net proceeds of the sale of the convertible note to repurchase 1.2 million shares of its Common Stock at a purchase price per share of $53.47.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, advertising, CRM, prepaid mobile top-up, bill payment, fraud management and foreign remittance payout. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand alone products. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The major sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece and Ukraine), the Middle East and Asia Pacific (India, China and Pakistan), as well as several developed countries of Western Europe. As of December 31, 2014, we operated 20,364 ATMs compared to 18,311 at December 31, 2013. The increase was largely due to growth in India and expansion of our Independent ATM Deployed ("IAD") networks in several European countries.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 12% as indicated in the following table:

(in millions)	2010	2011	2012	2013	2014
EFT Processing transactions per year	794	943	1,164	1,188	1,262

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

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our internally developed ITM core software solution. The ATMs in our IAD networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and China Union Pay, as well as international ATM networks such as PULSE®. This is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.

When a bank cardholder conducts a transaction on a Euronet-owned ATM or ADT, we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement. We receive transaction-processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions.

We generally receive fees or earn margin from our customers for six types of ATM transactions:

•	Cash withdrawals;

•	Cash deposits;

•	Balance inquiries;

•	Transactions not completed because the relevant card issuer does not give authorization;

•	Dynamic currency conversion; and

•	Prepaid telecommunication recharges.

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM, but we do provide a portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

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

Dynamic Currency Conversion

We offer dynamic currency conversion (“DCC”) over our IAD networks, ATM networks that we operate on an outsourced basis for banks, and over banks' ATM networks or POS devices as a stand-alone service. DCC is a feature of the underlying ATM or POS transaction that is offered to customers completing transactions using a foreign debit or credit card in another country. The customer is offered a choice between two alternatives for the foreign exchange conversion of the funds delivered at an ATM or transactions completed through the POS terminal by the transaction acquirer, the first being the DCC offering which results in a pre-defined amount of the customer's local currency being charged to their card. Alternatively, the customer may have the transaction converted in the ordinary way, in which the amount of foreign currency is communicated to the card issuing bank and the card issuing bank makes the conversion. In this latter case, the customer generally is not informed of the exchange rate used by the card issuing bank until settlement of the transaction.

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

Euronet offers multinational merchants a Single European Payments Area (“SEPA”)-compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in euros, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of their location. This single, centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the eurozone, the platform can serve the merchants in these countries as well, through its multi-currency functionality.

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

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. In addition, we follow a supporting strategy to increase the penetration of value added (or complementary) services across our existing customer base, including dynamic currency conversion, advertising, fraud management, bill payment, mobile top-up, CRM and foreign remittance payout.

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

Additional growth opportunities are driven through financial institutions that are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to our customers under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs and POS terminals that we operate under management services agreements and continued development of our credit and debit card outsourcing business would provide continued growth while minimizing our capital investment.

Complementary services offered by our epay Segment, where we provide prepaid top-up services through POS terminals, strengthens the EFT Processing Segment's line of services. We plan to continue to expand our technology and business methods into other markets where we operate and further leverage our relationships with mobile phone operators and financial institutions to facilitate that expansion.

Seasonality

Our EFT Processing business experiences its heaviest demand for dynamic currency conversion during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season.

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of total consolidated revenues. In India, we have contracts with government-owned banks to provide certain ATM services, including mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India. In Croatia, we lease land and other property for certain ATM sites from companies that are majority-owned by the government. In Pakistan, we have a contract with a government-owned bank to provide software support services.

Competition

Our principal EFT Processing competitors include ATM networks owned by financial institutions and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to financial institutions and independent ATM deployers in a particular country. Additionally, large, well-financed companies that operate ATMs offer ATM network and outsourcing services, and those that provide card outsourcing, POS processing and merchant acquiring services also compete with us in various markets. Small local operators have also recently begun offering their services, particularly in the IAD market. None of these competitors has a dominant market share in any of our markets. Competitive factors in our EFT Processing Segment include breadth of service offering, network availability and response time, price to both the financial institution and to its customers, ATM location and access to other networks.

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 681,000 POS terminals across approximately 306,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. We believe we are the world's leading international network for distribution of prepaid mobile airtime (top-up). Our processing centers for the epay Segment are located in London, U.K.; Martinsried, Germany; Milan, Italy; and Kansas City, Missouri, USA.

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

Prepaid mobile phone credits are generally distributed using personal identification numbers or "PINs." We distribute PINs in two ways. First, we establish an electronic connection to the mobile operator and the retailer. When the sale to a customer is initiated, the terminal requests the PIN from the mobile operator via our transaction processing platform. These transactions obtain the PIN directly from the mobile operator and, therefore, Euronet does not carry PIN inventory. The customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the mobile airtime sold. We maintain systems that know the amount of mobile top-up sold by the retailer which allows us in turn to bill that retailer for the mobile top-up sold.

Second, we purchase PINs from the mobile operator which are electronically sent to our processing platform. We establish an electronic connection with the POS terminals in retailer locations and our processing platform provides the terminal with a PIN when the mobile top-up is purchased. We maintain systems that monitor transaction levels at each terminal. As sales of prepaid mobile airtime to customers are completed, the inventory on the platform is reduced by the PIN purchased. The customer payment and settlement with the retailer are the same as described above.

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

Non-Mobile Products and Services

Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the primary product distributed through our epay Segment, additional products include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, bill payment and digital content such as music, games and software. Through our cadooz subsidiary, we also distribute vouchers and physical gifts. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. In 2014, revenues and gross profit from products other than prepaid mobile airtime were approximately 46% and 43%, respectively, of the total for the epay Segment.

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

The number of transactions processed on our POS network has increased over the last five years at a CAGR of approximately 9% as indicated in the following table:

(in millions)	2010	2011	2012	2013	2014
epay processing transactions per year	891	1,064	1,113	1,115	1,244

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

Telecommunications companies and other content providers have a substantial opportunity to increase revenues by diversifying the products and services currently offered to their retailers. epay is deploying additional content through its POS network to retailers and distributors all over the world. The reach, capabilities and quality of the epay network are appealing as a global distribution channel. We are one of the largest worldwide multi-country operators, and believe we have a distinct competitive advantage from the existing relationships that we maintain with prepaid content providers and retailers.

Seasonality

The epay business is significantly impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season.

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of total consolidated revenues. epay has a contract for the technology and distribution infrastructure for six state-owned lotteries in Germany. In addition, epay has contracts with the state of Florida's (USA) Turnpike partners and Queensland Motorways in Australia. In New Zealand, we have a contract with Glo Bug prepaid power to allow customers to purchase prepaid power through various retail locations. Through Glo Bug, we have a contract with Mercury Energy, the power provider, which is a subsidiary of the government-owned enterprise, Mighty River Power. In Germany, cadooz has a contract with Deutsche Bahn, which is majority owned by the German state. We also have a contract for the distribution of mobile airtime with a Saudi company, which is majority owned by the Saudi government. There are no other government contracts in the epay Segment.

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

We believe our size and market share are competitive advantages in many markets. In addition, we believe our platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the mobile operators and retailers. We have introduced new digital products into the marketplace such as digital payment for online media subscriptions. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market and only distributor of these products.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria and HiFX. Ria provides consumer-to-consumer money transfer services through a global network of more than 243,000 locations and our website riamoneytransfer.com. Most of our money transfers are originated through sending agents in approximately 22 countries, with money transfer delivery completed in 134 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Additionally, our website allows consumers to send funds online, generally using a credit or debit card, for pay-out directly to a bank account or for cash pickup.

In addition, we provide global account-to-account money transfer services under the brand name HiFX. We offer services via our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and through HiFX customer service representatives. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 23% as indicated in the following table:

(in millions)	2010	2011	2012	2013	2014
Money transfer transactions per year	21.1	24.3	30.7	35.2	48.5

Our sending agent network includes a variety of agents, including a large U.S.-based retailer, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA, Windsor, U.K. and Auckland, New Zealand. We operate Ria call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers. Additionally, we operate HiFX call centers in Windsor, U.K. and Sydney, Australia.

Money Transfer Products and Services

Ria money transfer products and services are sold primarily through three channels at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com (“Ria Online”).

In a Ria Online transaction, customers send funds, generally using a credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

Through our TeleRia service, customers connect to our call center from a telephone available at an agent location and a representative collects the information over the telephone and enters it directly into our secure proprietary system. As soon as the data capture is complete, our central system automatically faxes a confirmation receipt to the agent location for the customer to review and sign and the customer pays the agent the money to be transferred, together with a fee. The agent then faxes the signed receipt back to Ria to complete the transaction.

In addition to money transfers, Ria also offers customers bill payment services, payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.

Ria money orders are widely recognized and exchanged throughout the United States. Our check cashing services cover payroll and personal checks, cashier checks, tax refund checks, government checks, insurance drafts and money orders. Our bill payment services offer timely posting of customer bills for over 3000 companies, including electric and gas utilities and telephone/wireless companies. Bill payment services are offered primarily in the U.S.

HiFX offers account-to-account international payment service to high-income individuals and small-to-medium sized businesses, complementing our existing consumer-to-consumer money transfer business. HiFX has an innovative multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative. HiFM offers cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

Sources of Revenues

Revenues in the Money Transfer Segment are derived through the charging of a transaction fee, as well as a margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. Sending agents and receiving agents for Ria products each earn fees for cash collection and distribution services. Euronet recognizes these fees as direct operating costs at the time of sale.

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $24.4 billion in money transfers in 2014.

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of Ria money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through Ria's stores and agents, and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth. Additionally, we plan to expand our HiFX business into new markets.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Bangladesh, Benin, Brazil, Bosnia-Herzegovina, Bulgaria, Burundi, Cape Verde, China, Costa Rica, Cote d'Ivoire, Croatia, Ecuador, Egypt, Eritrea, Ethiopia, Ghana, Guatemala, Guyana, Hungary, Indonesia, Lithuania, Mali, Mexico, Mongolia, Pakistan, Philippines, Poland, Portugal, Romania, Senegal, Serbia, Slovenia, Togo, Tunisia, Uganda, Ukraine and Vietnam.

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company and MoneyGram International Inc., both of which are larger than we and have greater resources and access to capital for expansion than we do. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Product Research, Development and Enhancement

In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services.

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $8.7 million, $7.3 million, and $5.8 million in 2014, 2013 and 2012, respectively. Development costs that were capitalized totaled $5.8 million, $4.9 million and $3.9 million in 2014, 2013 and 2012, respectively.

In our epay Segment, development has focused on expanding the types of electronic payment products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.

In the Money Transfer Segment, development has focused on expanding our services to Internet enabled devices through our riamoneytransfer.com, www.hifx.co.uk and www.hifx.com.au websites. This is intended to expand our customer base in existing and new corridors.

Financial Information by Geographic Area

For information on results of operations, property and equipment, and total assets by geographic location, please see Note 16, Business Segment Information, to the Consolidated Financial Statements. Additionally, see Item 1A - Risk Factors, for risk factors related to foreign operations.

Employees

We had approximately 4,600, 4,100 and 3,900 employees as of December 31, 2014, 2013, and 2012, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2014 and we consider relations with our employees to be good.

Government Regulation

As discussed below, many of our business activities are subject to regulation in our current markets. In the Money Transfer Segment, we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states and foreign governments. These include international, federal and state anti-money laundering laws and regulations, money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services by either Ria or its agents. For more discussion, see Item 1A - Risk Factors.

Any further expansion of our activity into areas that are qualified as “financial activity” under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products are subject to the PSD as implemented in each European country. The PSD requires a license to perform certain defined "payment services" in a European country, which may be extended throughout the European Economic Area Member States ("Member States") through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K. authorization to thirteen host member states operating under the PSD. Additionally, in the U.K., we have obtained an e-money license under the 2EMD. The e-money license allows Euronet to issue e-money and provide the same services as a PSD licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license holder is currently operating in twelve Member States.

Money Transfer and Payment Instrument Licensing

Licensing requirements in the U.S. are generally driven by the various state banking departments regulating the businesses of money transfers and issuances of payment instruments. Typical requirements include the meeting of minimum net worth requirements, maintaining permissible investments (e.g., cash, agent receivables, and government-backed securities) at levels commensurate with outstanding payment obligations and the filing of a security instrument (typically in the form of a surety bond) to offset the risk of default of trustee obligations by the license holder. We are required by many state regulators to submit ongoing reports of licensed activity, most often on a quarterly or monthly basis, that address changes to agent and branch locations, operating and financial performance, permissible investments and outstanding transmission liabilities. These periodic reports are utilized by the regulator to monitor ongoing compliance with state licensing laws. A number of major state regulators also conduct periodic examinations of license holders and their authorized delegates, generally with a frequency of every one to two years. Examinations are most often comprehensive in nature, addressing both the safety and soundness and overall compliance by the license holder with regard to state and federal regulations. Such examinations are typically performed on-site at the license holder's headquarters or operations center; however, certain states may choose to perform examinations off-site as well.

Money transmitters, issuers of payment instruments and their agents are required to comply with U.S. federal, state and/or foreign anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state and foreign national regulators who license us, the Office of Foreign Assets

Control (“OFAC”), the Bank Secrecy Act as amended by the USA PATRIOT ACT (“BSA”), the Financial Crimes Enforcement Network (“FINCEN”), as well as any existing or future regulations that impact any aspect of our money transfer business.

A similar set of regulations applies to our money transfer businesses in most of the foreign countries in which we originate transactions. These laws and regulations include monetary limits for money transfers into or out of a country, rules regarding the foreign currency exchange rates offered, as well as other limitations or rules for which we must maintain compliance.

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has implemented new U.S. federal regulations for electronic money transfers. Prior to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (“Dodd-Frank Act”), international money transfers were generally not addressed by existing federal consumer protection regulations. The Dodd-Frank Act expanded the scope of the Electronic Fund Transfer Act to provide new consumer protections for international remittance transfers. On January 20, 2012, the Consumer Financial Protection Bureau ("CFPB"), established under the Dodd-Frank Act with authority to implement the new consumer protective measures, adopted a rule that increased protections for consumers who transmit money internationally. The CFPB's Rule for International Remittances became effective October 28, 2013. Included among the protections are new disclosure requirements, cancellation rights and error resolution procedures for consumer complaints.

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
Money Transfer Compliance Policies and Programs

We have developed risk-based policies and programs to comply with existing and new laws, regulations and other requirements outlined above, including having dedicated compliance personnel, training programs, automated monitoring systems and support functions for our offices and agents. To assist in managing and monitoring our money laundering and terrorist financing risks, we continue to have our compliance programs, in many countries, independently examined on an annual basis. In addition, we continue to enhance our anti-money laundering and counter-terrorist financing compliance policy, procedures and monitoring systems.

Intellectual Property

Each of our three operating segments utilizes intellectual property which is protected in varying degrees by a combination of trademark, patent and copyright laws, as well as trade secret protection, license and confidentiality agreements.

The brand names of “Ria,” “Ria Financial Services,” “Ria Envia,” “HiFX,” “HiFM,” derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

With respect to our EFT Processing Segment, we have registered or applied for registration of our trademarks, including the names “Euronet” and “Bankomat” and/or our blue diamond logo, as well as other trade names in most markets in which these trademarks are used. Certain trademark authorities have notified us that they consider these trademarks to be generic and, therefore, not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets, but it would prevent us from stopping other parties from using it in competition with Euronet. We have registered the “Euronet” trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have filed pending applications and/or obtained patents for a number of our new software products and our processing technology, including certain top-up services.

With respect to our epay Segment, we have filed trademark applications for the “epay” brand in the U.S., U.K., the European Union (“E.U.”) through a Community Trademark application, Brazil, India, Australia and New Zealand. The epay trademark has issued to registration in the U.S., U.K., the E.U., Australia and New Zealand. The trademark applications in the other jurisdictions are still pending. We cannot be certain that we are entitled to use the epay trademark in any markets other than those in which we have registered the trademark. We have filed patent applications for some of our POS top-up and certain other products in support of epay technology. Certain patents have been granted while others have been refused or are still pending. We also hold a patent license covering certain of epay's operations in the U.S.

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

Executive Officers of the Registrant

The name, age, period of service and position held by each of our Executive Officers as of February 27, 2015 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	58	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	57	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	60	December 1996	Executive Vice President - General Counsel
Kevin J. Caponecchi	48	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	44	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	51	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	39	January 2014	Senior Vice President - Chief Technology Officer

MICHAEL J. BROWN, Chairman, Chief Executive Officer and President. Mr. Brown is one of the founders of Euronet and has served as our Chairman of the Board and Chief Executive Officer since 1996, and has served as President since December 2014. He also co-founded our predecessor company in 1994. Mr. Brown has been a Director of Euronet since our incorporation in December 1996 and previously served on the boards of Euronet's predecessor companies. In 1979, Mr. Brown founded Innovative Software, Inc., a computer software company that was merged in 1988 with Informix. Mr. Brown served as President and Chief Operating Officer of Informix from February 1988 to January 1989. He served as President of the Workstation Products Division of Informix from January 1989 until April 1990. In 1993, Mr. Brown was a founding investor of Visual Tools, Inc. Visual Tools, Inc. was acquired by Sybase Software in 1996. Mr. Brown received a B.S. in Electrical Engineering from the University of Missouri - Columbia in 1979 and a M.S. in Molecular and Cellular Biology at the University of Missouri - Kansas City in 1997.

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

KEVIN J. CAPONECCHI, Executive Vice President, Chief Executive Officer, epay, Software and EFT Asia Pacific Division. Mr. Caponecchi joined Euronet in July 2007 and served as President until assuming his current role in December 2014. Prior to joining Euronet, Mr. Caponecchi served in various capacities with subsidiaries of General Electric Company for 17 years. From 2003 until June 2007, Mr. Caponecchi served as President of GE Global Signaling, a provider of products and services to freight, passenger and mass transit systems. From 1998 through 2002, Mr. Caponecchi served as General Manager - Technology for GE Consumer & Industrial, a provider of consumer appliances, lighting products and electrical products. Mr. Caponecchi holds degrees in physics from Franklin and Marshall College and industrial engineering from Columbia University.

JUAN C. BIANCHI, Executive Vice President - Chief Executive Officer, Money Transfer Segment. Mr. Bianchi joined Euronet subsequent to the acquisition of Ria in 2007. Prior to the acquisition, Mr. Bianchi served as the Chief Executive Officer of Ria and has spent his entire career at either Ria or AFEX Money Express, a money transfer company purchased by Ria's founders. Mr. Bianchi began his career at AFEX in Chile in 1992, joined AFEX USA's operations in 1996, and became chief operating officer of AFEX-Ria in 2003. Mr. Bianchi studied business at the Universidad Andres Bello in Chile and completed the Executive Program in Management at UCLA's John E. Anderson School of Business.

NIKOS FOUNTAS, Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division. Mr. Fountas has been Executive Vice President of the Company's EFT Processing Segment in Europe since December 2012. Mr. Fountas joined Euronet subsequent to the Company's 2005 acquisition of Instreamline S.A. (now Euronet Card Services) in Greece. He served as managing director of the Company's Greece EFT subsidiary, responsible for Euronet's European card processing and cross-border acquiring operations until September 2009. In September 2009, Mr. Fountas took over responsibilities as managing director of Euronet's Europe EFT Processing Segment. Prior to joining Euronet, Mr. Fountas spent over 20 years working in management and executive-level positions in the IT field for several companies, including IBM for 12 years. He has a degree in computer science (Honors) from York University in Canada and post graduate studies in business administration from Henley Management School and IBM Business Professional Institute.

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

A substantial portion of our growth has been due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions. Failure to successfully integrate or otherwise realize the anticipated benefits of these acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•
The integration plans for our acquisitions are based on benefits that involve assumptions as to future events, including leveraging our existing relationships, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plans in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

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

Certain factors on which our ability to expand each of our divisions is dependent are set forth at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Opportunities and Challenges. If any of such factors impede our ability to expand our businesses, our financial results and condition could be materially and adversely affected.

We are subject to business cycles, seasonality and other outside factors that may negatively affect our business.

A recessionary economic environment in any of our markets or other outside factors could have a negative impact on banks, mobile phone operators, content providers, retailers and our individual customers and could reduce the level of transactions in all of our divisions, which would, in turn, negatively impact our financial results. If banks, mobile phone operators and content providers experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which will have a negative impact on our business.

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. In the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion during the third quarter of the fiscal year, coinciding with the tourism season. As a result, our revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year. Additionally, transaction levels have consistently been higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid products and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. In the Money Transfer Segment, we experience increased transaction levels during the May through October timeframe coinciding with the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic or political instability, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.

Concerns over the slow economic recovery, level of U.S. national debt and structural deficits, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, content providers, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues.

Retaining the founder and key executives of our company, and of companies that we acquire, and finding and retaining qualified personnel is important to our continued success, and any inability to attract and retain such personnel could harm our operations.

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

We have a substantial amount of indebtedness. As of December 31, 2014, total liabilities were $1,318.7 million, of which $410.4 million represents long-term debt obligations, and total assets were $2,051.6 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•
our level of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and

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

Restrictive covenants in our credit facilities may adversely affect us. Our credit facility contains two financial covenants that we must meet as defined in the agreement: (1) Consolidated Total Leverage Ratio, and (2) Consolidated Fixed Charge Coverage Ratio. To remain in compliance with our debt covenants, we may be required to increase EBITDA, repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

Our ability to secure additional financing for growth or to refinance any of our existing debt is also dependent upon the availability of credit in the marketplace, which has experienced severe disruptions in the past. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may be unable to secure financing for growth or refinance our debt obligations, if necessary.

In the event that we need debt financing in the future, uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

In the event we were to require additional debt financing in the future, uncertainty in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, refinance existing debt or materially expand our business in the future.

Increases in interest rates will adversely impact our results of operations.

A portion of our existing indebtedness has variable interest rates. Increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results of operations.

We may be required to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our results of operations.

Our total assets include approximately $758.1 million, or 37% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2012, we determined that certain goodwill and acquired intangible assets of our epay business in Brazil were impaired and we recorded $28.7 million of non-cash impairment charges. In 2013, we determined that certain goodwill assets of our epay businesses in Australia and Spain were impaired and we recorded $18.4 million of non-cash impairment charges. If operating results in any of our key markets, including Australia, Germany, Greece, New Zealand, the U.S., the U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

The processes and systems we employ may be subject to patent protection by other parties, and any claims could adversely affect our business and results of operations.

In certain countries, including the U.S., patent protection legislation permits the protection of processes and systems. We employ processes and systems in various markets that have been used in the industry by other parties for many years, and which we or other companies that use the same or similar processes and systems consider to be in the public domain. However, we are aware that certain parties believe they hold valid patents that cover some of the processes and systems employed in our business lines in the U.S. and elsewhere. We believe the processes and systems we use have been in the public domain prior to the patents we are aware of. The question of whether a process or system is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes or systems we use, we would be required to defend ourselves against such claim. If unsuccessful, we may be required to pay damages for past infringement, which could be trebled if the infringement was found to be willful. We may also be required to seek a license to continue to use the processes or systems. Such a license may require either a single payment or an ongoing license fee. No assurance can be given that we will be able to obtain a license which is reasonable in fee and scope. If a patent owner is unwilling to grant such a license, or we decide not to obtain such a license, we may be required to modify our processes and systems to avoid future infringement. Any such occurrences could materially and adversely affect our prepaid processing business in any affected markets and could result in our reconsidering the rate of expansion of this business in those markets.

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

For example, currently there are no limitations in any of the countries in which we have subsidiaries on the repatriation of profits from these countries, but foreign currency exchange control restrictions, taxes or limitations may be imposed or tightened in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us. As discussed under "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under existing U.S. tax laws, repatriation of certain assets to the U.S. could have adverse tax consequences.

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

We conduct business in many international markets with complex and evolving tax rules, including value added tax rules, which subjects us to international tax compliance risks which could adversely affect our operating results.

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

As a result of economic downturns, tax receipts have decreased and/or government spending has increased in many of the countries in which we operate. Consequently, governments may increase tax rates or implement new taxes in order to compensate for gaps between tax revenues and expenditures. Additionally, governments may prohibit or restrict the use of certain legal structures designed to minimize taxes. Any such tax increases, whether borne by us or our customers, could negatively impact our operating results or the demand for our products.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or other similar anti-corruption laws.
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
Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment and resolve tax disputes. These interactions create a risk of violation of the FCPA or other similar laws.
Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own or others' acts or inadvertence, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Because we are a multinational company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements which could adversely affect our operations.

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. We operate financial transaction processing networks that offer new products and services to customers, and the laws and regulations in the markets in which we operate evolve and are subject to rapid change. Although we have knowledgeable local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control regulations, data protection, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.

Because we derive our revenues from a multitude of countries with different currencies, our business may be adversely affected by local inflation and foreign currency exchange rates and policies.

We report our results in U.S. dollars, although a majority of our income is realized in foreign currencies. As exchange rates among the U.S. dollar, the euro, and other currencies fluctuate, the impact of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars.

Recent media reports have speculated about the possibility of Greece leaving the eurozone and adopting another currency. The Company has considered the impact on it business in Greece should such an event occur. While there is a general risk of reporting net asset values and operating results in an adopted currency which may translate to U.S. dollars at different rates than the euro, we recognize there is a more specific economic risk associated with cash balances in Greece. We hold cash in Greece in banks as well as in our ATM network. A conversion of those cash amounts from euros to another currency could have an adverse effect on our financial condition or results of operations, either from initial conversion or from subsequent changes in currency exchange rates. The magnitude of this risk increases when cash balances in our ATM network increase during the tourism season. While such a currency change is speculative, the Company is monitoring developments in this area and will attempt to mitigate any adverse effects where possible.

Our Money Transfer Segment is subject to foreign currency exchange risks because our customers deposit funds in one currency at our retail and agent locations worldwide or in an online account and we typically deliver funds denominated in a different, destination country currency. Although we use foreign currency forward contracts to mitigate a portion of this risk, we cannot eliminate all of the exposure to the impact of changes in foreign currency exchange rates for the period between collection and disbursement of the money transfers.

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

We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) use in additional stock incentive programs and (iv) other bona fide purposes. Our Board of Directors may issue the available authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Global Select Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.

An additional 15.3 million shares of Common Stock, representing 30% of the shares outstanding as of December 31, 2014, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2014, we had 3.8 million and 0.7 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 1.8 million options are vested and exercisable as of December 31, 2014. Approximately 5.2 million additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.6 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock, which could adversely impact the trading price for our stock.

Of the 4.5 million total options and restricted stock awards outstanding, an aggregate of 3.0 million options and restricted shares are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Upon the occurrence of certain events, another 5.6 million shares of Common Stock could be issued upon conversion of the Company's convertible notes issued in October 2014; in certain situations, the number of shares issuable could be higher. However, we have stated that we intend to settle any conversion of these notes by issuing cash for the principal value of the notes and issuing shares of Common Stock for the conversion value in excess of the principal, which would significantly reduce the number of shares issued upon conversion.

Our competition in the EFT Processing Segment, epay Segment and Money Transfer Segment includes large, well-financed companies and financial institutions larger than us with earlier entry into the market. As a result, we may lack the financial resources and access to capital needed to capture increased market share.

EFT Processing Segment - Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies offer ATM network and outsourcing services that compete with us in various markets. In some cases, these companies also sell a broader range of card and processing services than we do, and are, in some cases, willing to discount ATM services to obtain large contracts covering a broad range of services. Competitive factors in our EFT Processing Segment include network availability and response time, breadth of service offering, price to both the bank and to its customers, ATM location and access to other networks.

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

Money Transfer Segment - Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company and MoneyGram International Inc., both of which are larger than we and have greater resources and access to capital for expansion than we have. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks, web-based services and digital currencies. Our continued growth depends upon our ability to compete effectively with these alternative technologies.

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

Our epay and money transfer businesses may be susceptible to fraud and/or credit risks occurring at the retailer, correspondent and/or consumer level, which could adversely affect our results of operations.

In our epay Segment, we contract with retailers that accept payment on our behalf, which we then transfer to a trust or other operating account for payment to content providers. In the event a retailer does not transfer to us payments that it receives for prepaid content sales, whether as a result of fraud, insolvency, billing delays or otherwise, we are responsible to the content provider for the cost of the product sold. We can provide no assurance that retailer fraud or insolvency will not increase in the future or that any proceeds we receive under our credit enhancement or insurance policies will be adequate to cover losses resulting from retailer fraud, which could have a material adverse effect on our business, financial condition and results of operations.

With respect to our Ria money transfer business, we conduct the majority of our business through our agent network, which provides money transfer services directly to consumers at retail locations. Our agents collect funds directly from consumers and in turn, we collect from the agents the proceeds due to us resulting from the money transfer transactions. In addition, we advance funds to our correspondent banks to pay out money transfers and they may hold our funds for several days or more pending payment to beneficiaries. Therefore, we have credit exposure to our agents and correspondents. Additionally, our Company-owned stores transact a significant amount of business in cash. Although we have safeguards in place, cash transactions have a higher exposure to fraud and theft than other types of transactions. The failure of agents owing us significant amounts to remit funds to us or to repay such amounts, or the loss of cash in our stores could have a material adverse effect our business, financial condition and results of operations.

Because we typically enter into short-term contracts with content providers and retailers, our epay business is subject to the risk of non-renewal of those contracts, or renewal under less favorable terms.

Our contracts with content providers to distribute and process content, including prepaid mobile airtime top-up services, typically have terms of less than three years. Many of those contracts may be canceled by either party upon three months' notice. Our contracts with content providers are not exclusive, so these providers may enter into contracts with other service providers. In addition, our service contracts with major retailers typically have terms of one to three years, and our contracts with smaller retailers typically may be canceled by either party upon three to six months' notice. The cancellation or non-renewal of one or more of our significant content provider or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. The renewal of contracts under less favorable payment terms, commission terms or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit operators to reduce our fees at any time. Commission revenue or fee reductions by any of the content providers could also have a material adverse effect on our business, financial condition or results of operations.

The growth and profitability of our epay business may be adversely affected by changes in state, federal or foreign laws, rules and regulations.

As we continue to expand our electronic payment product offerings, certain of those products may become regulated by state, federal or foreign laws, rules and regulations, including the newly created U.S. Consumer Financial Protection Bureau ("CFPB"). New product offerings may be considered to be money transfer related products which would require licensure for entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected. Further, if regulations regarding the expiration of gift vouchers change in the countries where we offer them, the revenue epay recognizes from unredeemed vouchers may be negatively affected.

The growth in our epay business may be adversely affected if we are unable to expand and differentiate our offering of new electronic payment products.

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

The stability and growth of our EFT Processing Segment may be adversely affected if we are unable to maintain our current card acceptance and ATM management agreements with banks and international card organizations, and to secure new arrangements for card acceptance and ATM management.

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

These agreements have expiration dates, and banks and international card organizations are generally not obligated to renew them. Our existing contacts generally have terms of five to seven years and a number of them expire or are up for renewal each year. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or that international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse effect on our business, growth, financial condition or results of operations.

Our operating results depend, in part, on the volume of transactions on ATMs in our network and the fees we can collect from processing these transactions. We generally have little control over the ATM transaction fees established in the markets where we operate, and therefore, cannot control any potential reductions in these fees which may adversely affect our results of operations.

Transaction fees from banks, customers and international card organizations for transactions processed on our ATMs have historically accounted for a substantial portion of our revenues. These fees are set by agreement among all banks in a particular market. The future operating results of our ATM business depend on the following factors:

•	the continued issuance of credit and debit cards;

•	the acceptance of our ATM processing and management services in our target markets;

•	the maintenance of the level of transaction fees we receive;

•	the continued use of our ATMs by credit and debit cardholders; and

•	our ability to generate revenues from interchange fees and from other value added services, including dynamic currency conversion.

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive the majority of our revenues in many markets from interchange fees, surcharges or cash withdrawal related services that are set by the central ATM processing switch or various card organizations. The banks that participate in these switches or the card organizations that enable the services or transactions set the interchange fee and/or establish the rules regarding the services allowed, and we are not in a position in any market to greatly influence these fees or rules, which may change over time. A significant decrease in the interchange fee, or limitations placed on our ability to offer value added services via our ATM network, in any market could adversely affect our results in that market.

Although we believe that the volume of transactions in developing countries may increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can attempt to improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new, less-developed markets and adding new transactions, including new value added services, to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees paid by international card organizations have declined in certain markets in the past and competitive factors have required us to reduce the transaction fees we charge customers. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results would be adversely affected.

Tightening of regulations may adversely affect our results.

The evolving regulatory environment may change the competitive landscape across various jurisdictions and adversely affect our financial results. If governments implement new laws or regulations, or organizations such as Visa and MasterCard issue new rules, that effectively limit our ability to provide DCC or set fees and/or foreign currency exchange spreads, then our business, financial condition and results of operations could be materially and adversely affected. In addition, changes in regulatory interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties and such changes may be replicated across multiple jurisdictions.

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

The mobile phone industry is a rapidly evolving area, in which technological developments, in particular the development of new billing models (such as "all you can eat" plans) and distribution methods or services, may affect the demand for other services in a dramatic way. The development of any new models or technology that reduces the need or demand for prepaid mobile airtime could materially and adversely affect our business.

In some cases, we are dependent upon international card organizations and national transaction processing switches to provide assistance in obtaining settlement from card issuers of funds relating to transactions on our ATMs, and any failure by them to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions.

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

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile phone operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. Our ATM business also uses a satellite-based system that is susceptible to the risk of satellite failure. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware, security breaches and software errors. Transactions in the EFT Processing Segment are processed through our Budapest, Beijing, Mumbai and Karachi processing centers. Transactions in the epay Segment are processed through our London, Martinsried, Milan and Kansas City, Missouri processing centers. Transactions in our Money Transfer Segment are processed through our Buena Park, California, Windsor, U.K. and Auckland, New Zealand processing centers. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

We are subject to to security breaches of our systems. Any such breach may cause us to incur financial losses, liability, harm to our reputation, litigation, regulatory enforcement actions and limitations on our ability to conduct our businesses.

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed in our SEC filings, we have been the subject of a computer security breach, and we cannot exclude the possibility of additional breaches in the future.

Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may bear the liability. We are insured against various risks, including theft and negligence, but such insurance coverage is subject to deductibles, exclusions and limits that may leave us bearing some or all of any losses arising from security breaches.

We also collect, transfer and retain personal data as part of our money transfer business. These activities are subject to certain privacy laws and regulations in the U.S. and in other jurisdictions where our money transfer services are offered. We maintain technical and operational safeguards designed to comply with applicable legal requirements. Despite these safeguards, there remains a risk that these safeguards could be breached resulting in improper access to, and disclosure of, sensitive customer information. Breaches of our security policies or applicable legal requirements resulting in a compromise of customer data could expose us to regulatory enforcement action, subject us to litigation, limit our ability to provide money transfer services and/or cause harm to our reputation.

In addition to electronic fraud issues and breaches of our systems, the possible theft and vandalism of ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism. Although we are insured against such risks, deductibles, exclusions or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.

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

Under the laws of some countries, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution we are required to have a ''sponsor'' bank to conduct ATM operations in those countries. In addition, in all of our markets, our ATMs are connected to national financial transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in many of our markets depends on our ability to secure these ''sponsor'' arrangements with financial institutions.

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2014, the amount of cash used in our ATM networks under these supply agreements was approximately $471 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

Our existing agreements with cash providers are generally multi-year agreements that expire at various times. However, each provider may have the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events affecting us or our subsidiaries, or a breach of the terms of our cash provider agreements.

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

We have already encountered difficulty in obtaining cash supply arrangements in certain of our markets, and have begun providing cash for our ATM transactions in those markets. While the amounts involved are currently well within our capabilities given our cash flows and available financing, any failure to renew a major cash supply arrangement could require that we commit significant financial resources to the supply of cash to our ATM networks, which could adversely impact our results of operations.

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

Our operating results in the money transfer business may be harmed if there are adverse changes in worker immigration patterns, our ability to expand our share of the existing electronic market and to expand into new markets and our ability to continue complying with regulations issued by the Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act (“BSA”), Financial Crimes Enforcement Network (“FINCEN”), PATRIOT Act regulations or any other existing or future regulations that impact any aspect of our money transfer business.

Our Ria money transfer business primarily focuses on workers who migrate to foreign countries in search of employment and then send a portion of their earnings to family members in their home countries. Changes in U.S. and foreign government policies or enforcement toward immigration may have a negative effect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.

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

Changes in state, federal or foreign laws, rules and regulations could impact the money transfer industry, making it more difficult for our customers to initiate money transfers which would harm our money transfer business.

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

Changes in banking industry regulation and practice could make it more difficult for us and our agents to maintain depository accounts with banks, which would harm our business.

The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies that offer money transfer services and with retail agents that collect and remit cash collected from end consumers. Certain major national and international banks have already withdrawn from providing service to money service bureaus ("MSBs"). Should our own banks decide to not offer depository services to companies engaged in processing money transfer transactions, or to retail agents that collect and remit cash from end customers, our ability to complete money transfers, and to administer and collect fees from money transfer transactions, could be adversely impacted.

If we are unable to maintain our money transfer agent and correspondent networks, our business may be adversely affected.

Our Ria money transfer based revenues are primarily generated through the use of our agent and correspondent networks. If agents or correspondents decide to leave our network or if we are unable to sign new agents or correspondents, our revenue and profit growth rates may be adversely affected. Our agents and correspondents are also subject to a wide variety of laws and regulations that vary significantly, depending on the legal jurisdiction. Changes in these laws and regulations could adversely affect our ability to maintain the networks or the cost of providing money transfer services. In addition, agents may generate fewer transactions or less revenue due to various factors, including increased competition. Because our agents and correspondents are third parties that may sell products and provide services in addition to our money transfer services, they may encounter business difficulties unrelated to the provision of our services, which may cause the agents or correspondents to reduce their number of locations or hours of operation, or cease doing business altogether.

If consumer confidence in our money transfer business or brands declines, our business may be adversely affected.

Our money transfer business relies on customer confidence in our brands and our ability to provide efficient and reliable money transfer services. A decline in customer confidence in our business or brands, or in traditional money transfer providers as a means to transfer money, may adversely impact transaction volumes which would, in turn, be expected to adversely impact our business and possibly result in recording charges for the impairment of goodwill and/or other long-lived assets.

Our money transfer service offerings are dependent on financial institutions to provide such offerings, and any adverse change in such offerings would harm our money transfer business.

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

The Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The act requires the U.S. Commodity Futures Trade Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of foreign currency related derivatives.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2014, we also have 30 principal offices in Europe, 11 in Asia Pacific, seven in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Beijing, China; Mumbai, India; and Karachi, Pakistan. Processing centers we operate for the epay Segment are located in Martinsried, Germany; Kansas City, Missouri; and Milan, Italy. Our processing centers for the Money Transfer Segment are located in Buena Park, California, Windsor, U.K. and Auckland, New Zealand.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2014		2013
For the quarters ended	High	Low	High	Low
December 31	$59.75	$43.92	$50.00	$39.28
September 30	$54.66	$45.30	$39.98	$31.91
June 30	$49.60	$39.21	$32.85	$25.91
March 31	$48.54	$36.05	$26.48	$22.94

Dividends

Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities contain restrictions on the payment of dividends without lender consent.

Holders

At December 31, 2014, we had 57 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2009 through December 31, 2014 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2009.

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

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2014.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by security holders:			5,207,624
Stock option awards	3,787,044	$23.11
Restricted stock unit awards	747,316	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,534,360	$19.30	5,207,624
____________________________
(1) Included in this column is 0.4 million shares remaining under our employee stock purchase plan. During 2014, Euronet issued 50,470 shares to employees under the employee stock purchase plan.

Stock Repurchases

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1 - October 31, 2014	1,206,500	(2)	$53.47	—	$100,000,000
November 1 - November 30, 2014	—		—	—	100,000,000
December 1 - December 31, 2014	—		—	—	100,000,000
Total	1,206,500		$53.47	—
(1) In September 2013, the Board of Directors authorized a stock repurchase program allowing Euronet to repurchase up to $100 million in value or 5 million shares of its Common Stock through September 19, 2015. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. Euronet did not repurchase any shares of Common Stock under this program during the fourth quarter of 2014. As of December 31, 2014, the maximum number of shares that could be purchased by of Euronet under the program was $100 million in value or 5 million shares. Through February 25, 2015, there were no repurchases of Common Stock under the program.

(2) In September 2014, the Board of Directors authorized a separate stock repurchase in conjunction with the issuance of convertible notes. The Company exercised this authorization in October 2014 and purchased 1,206,500 shares of Common Stock in the open market for $64.5 million.
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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2014	2013	2012	2011	2010
Income statement data:
Revenues	$1,664,150	$1,413,169	$1,267,601	$1,161,304	$1,038,269
Operating expenses (1)	1,433,964	1,229,705	1,145,429	1,021,710	975,504
Depreciation and amortization	71,455	65,053	64,167	60,457	57,496
Operating income (1)	158,731	118,411	58,005	79,137	5,269
Other expenses, net	(17,182)	(3,532)	(11,613)	(18,197)	(21,748)
(Loss) income from unconsolidated affiliates	(46)	206	942	1,852	1,461
Income (loss) from continuing operations before income taxes	141,503	115,085	47,334	62,792	(15,018)
Income tax expense	(40,015)	(27,732)	(26,937)	(24,704)	(22,899)
Income (loss) from continuing operations	$101,488	$87,353	$20,397	$38,088	$(37,917)
Earnings (loss) per share from continuing operations:
Basic	$1.96	$1.76	$0.41	$0.73	$(0.75)
Diluted	$1.89	$1.69	$0.40	$0.71	$(0.75)
Balance sheet data (at period end):
Assets	$2,051,559	$1,598,190	$1,551,640	$1,506,430	$1,409,856
Debt obligations, long-term portion	410,368	188,510	286,703	161,694	286,105
Capital lease obligations, long-term portion	2,148	2,872	4,589	4,249	2,363
Summary network data
Number of operational ATMs at end of period	20,364	18,311	17,600	14,224	10,786
EFT processing transactions during the period (millions)	1,262	1,188	1,164	943	794
Number of operational prepaid processing POS terminals at end of period (rounded)	681,000	665,000	680,000	615,000	563,000
Prepaid processing transactions during the period (millions)	1,244	1,115	1,113	1,064	891
Money transfer transactions during the period (millions)	48.5	35.2	30.7	24.5	21.1
___________________

(1)
The results of 2013, 2012, and 2010 include non-cash charges related to impairment of goodwill and acquired intangible assets of $18.4 million, $28.7 million and $70.9 million, respectively. Additionally, 2013 results include a $19.3 million non-cash acquisition-related contingent consideration gain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview, Geographic Locations and Principal Products and Services
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 20,364 ATMs and approximately 69,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 681,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand name Ria through a network of sending agents, Company-owned stores (primarily in North America and Europe) and our Ria website (riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 243,000 locations. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have five processing centers in Europe, four in Asia Pacific and two in North America. We have 30 principal offices in Europe, 11 in Asia Pacific, seven in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 22% of total consolidated revenues for the year ended December 31, 2014, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 47% of total consolidated revenues for the year ended December 31, 2014, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 31% of total consolidated revenues for the year ended December 31, 2014, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America and Europe, and our websites www.riamoneytransfer.com, www.hifx.co.uk and www.hifx.com.au, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

Opportunities and Challenges

Our expansion plans and opportunities are focused on eight primary areas:

•	increasing the number of ATMs in our independent ATM networks;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	signing new outsourced ATM and POS terminal management contracts;

•	expanding value added services in our EFT Processing Segment, including the sale of dynamic currency conversion services to banks and retailers;

•	expanding our epay processing network and portfolio of electronic payment products;

•	expanding our money transfer services, cross-currency payments products and bill payment network;

•	expanding our cash management solutions and foreign currency risk management services; and

•	developing our credit and debit card outsourcing business.
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

•	our ability to maintain and renew existing agreements, and to negotiate new agreements in additional markets with mobile operators, content providers, agent financial institutions and retailers;

•	our ability to use existing expertise and relationships with mobile operators, content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to develop and effectively market additional value added services;

•	our ability to take advantage of cross-selling opportunities with our EFT Processing and Money Transfer Segments, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.

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

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among high-income individuals, immigrant workers and the unbanked population in our markets;

•	our ability to maintain our agent and correspondent networks;

•	our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	our ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	our ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through Ria’s stores and agents worldwide;

•
our ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	the ability to maintain banking relationships necessary for us to service our customers; and

•	our ability to successfully expand our agent network in Europe using our payment institution licenses under the Payment Services Directive and in the United States.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2014, 2013 and 2012

	Revenues			Operating Income (Expense)
(in thousands)	2014	2013	2012	2014	2013	2012
EFT Processing	$358,636	$296,240	$237,948	$91,321	$81,350	$44,408
epay	783,781	748,680	714,125	61,070	39,461	19,501
Money Transfer	523,150	370,365	316,135	42,741	31,095	24,623
Total	1,665,567	1,415,285	1,268,208	195,132	151,906	88,532
Corporate services, eliminations and other	(1,417)	(2,116)	(607)	(36,401)	(33,495)	(30,527)
Total	$1,664,150	$1,413,169	$1,267,601	$158,731	$118,411	$58,005

Summary

Our annual consolidated revenues increased by 18% for 2014 compared to 2013 and by 11% for 2013 compared to 2012.
The increase in revenues for 2014 was primarily due to the launch of the Walmart-2-Walmart money transfer service in April 2014 and growth in the number of money transfers processed by the core Ria business in our Money Transfer Segment, an increase in the number of ATMs under management, along with an increase in demand for dynamic currency conversion ("DCC") and other value added services, in our EFT Processing Segment, the impact of the acquisition of HiFX in May 2014, and an increase in the number of transactions processed by our epay subsidiaries in Germany. These increases were partly offset by a decrease in the number of prepaid transactions processed by our epay subsidiaries in Brazil and Australia.
The increase in revenues for 2013 was primarily due to an increase in the number of ATMs under management, along with an increase in demand for DCC and other value added services, in our EFT Processing Segment, an increase in the number of transactions processed by our epay subsidiaries in the U.S. and Germany, an increase in the number of money transfers processed and the impact of the results of the acquired businesses of ezi-pay Limited ("ezi-pay") since November 2012 and Pure Commerce Pty Limited ("Pure Commerce") since January 2013. These increases were partly offset by a decrease in the number of prepaid transactions processed in Australia and the U.K. and a decrease in the average commission earned per prepaid transaction in Brazil.
Our operating income for 2013 and 2012 includes non-cash goodwill and intangible asset impairment charges of $18.4 million and $28.7 million, respectively, as discussed in Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements. Additionally, operating income for 2013 includes a $19.3 million acquisition-related contingent consideration gain, as discussed in Note 17, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements. Excluding the impairment charges and the contingent consideration gain, our operating income increased by 35% for 2014 compared to 2013 and 35% for 2013 compared to 2012.
Excluding the impairment charges and contingent consideration gain in 2013, the increase for 2014 was primarily due to the increase in ATMs under management, along with the increase in demand for DCC and other value added services, the contributions from HiFX after its acquisition, the increase in the number of money transfer transactions processed, particularly in the U.S., and the increase in the number of prepaid transactions processed in Germany. These increases were partly offset by the decrease in earnings at our epay subsidiaries in the U.S. and the U.K.
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
Net income attributable to Euronet for 2014, 2013 and 2012 was $101.6 million, or $1.89 per diluted share, $88.0 million, or $1.69 per diluted share, and $20.5 million, or $0.40 per diluted share, respectively.

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. Considering the results by country and the associated functional currency, our consolidated operating income for 2014 and 2013 were not significantly influenced by the changes in foreign currency exchange rates when compared to the immediately prior year. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2014 and 2013, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,			2014 Increase (Decrease) Percent	2013 Increase (Decrease) Percent

Currency	2014	2013	2012
Australian dollar	$0.9020	$0.9677	$1.0357	(7)%	(7)%
Brazilian real	$0.4263	$0.4654	$0.5143	(8)%	(10)%
British pound	$1.6474	$1.5645	$1.5852	5%	(1)%
euro	$1.3286	$1.3284	$1.2862	n/m	3%
Hungarian forint	$0.0043	$0.0045	$0.0045	(4)%	n/m
Indian rupee	$0.0164	$0.0172	$0.0188	(5)%	(9)%
Polish zloty	$0.3177	$0.3170	$0.3080	n/m	3%
___________________
n/m - Not meaningful.

Comparison of Operating Results For The Years Ended December 31, 2014, 2013 and 2012 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Year-over-Year Change
			Increase Amount	Increase Percent
(dollar amounts in thousands)	2014	2013
Total revenues	$358,636	$296,240	$62,396	21%
Operating expenses:
Direct operating costs	163,590	141,381	22,209	16%
Salaries and benefits	47,148	40,150	6,998	17%
Selling, general and administrative	25,730	23,141	2,589	11%
Acquisition-related contingent consideration gain	—	(19,319)	19,319	n/m
Depreciation and amortization	30,847	29,537	1,310	4%
Total operating expenses	267,315	214,890	52,425	24%
Operating income	$91,321	$81,350	$9,971	12%
Transactions processed (millions)	1,262	1,188	74	6%
ATMs as of December 31	20,364	18,311	2,053	11%
Average ATMs	19,247	17,764	1,483	8%
___________________
n/m - Not meaningful.

Revenues
Our revenues for 2014 increased when compared to 2013, primarily due to an increase in the number of ATMs under management, an increase in demand for DCC and other valued added services on both our ATMs and POS devices under management, and growth in revenues from debit and credit card outsourcing services in Greece.
Average monthly revenues per ATM were $1,553 for 2014 compared to $1,390 for 2013. Revenues per transaction were $0.28 for 2014 compared to $0.25 for 2013. These increases were primarily the result of revenue growth from DCC and other value added services, both of which earn higher revenues per transaction than other ATM services.
We offer DCC over our Independent ATM Deployed networks, over ATM networks that we operate on an outsourced basis for banks, and over ATM networks or POS devices as a stand-alone service. On ATMs or POS devices that are operated for banks, or where we offer DCC as a stand-alone service to banks or merchants, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction can substantially increase the amount Euronet earns from the underlying ATM or POS transaction and increase the profitability of those ATMs on which DCC is offered.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel costs, the processing centers’ facility-related costs and other processing center-related expenses, as well as commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for 2014 compared to 2013 primarily due to the increase in the number of ATMs under management, an increase in demand for DCC on POS devices, and increased costs relating to the growth in debit and credit card outsourcing services in Greece.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $195.0 million for 2014 compared to $154.9 million for 2013. This increase was primarily due to the growth in revenues from DCC, growth in debit and credit card outsourcing services in Greece, and an increase in the number of transactions processed in Poland and India. Gross profit as a percentage of revenues (“gross margin”) increased to 54.4% for 2014 from 52.3% for 2013, primarily due to the increase in revenues from DCC and other value added services discussed above, both of which earn a higher gross profit than other services.
Salaries and benefits
The increase in salaries and benefits for 2014 compared to 2013 was primarily due to adding employees to support the growth in ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 13.1% for 2014 from 13.6% for 2013.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2014 compared to 2013 was primarily due to increased costs incurred to support the growth in ATMs under management and growth in DCC transactions on POS devices. As a percentage of revenues, selling, general and administrative expenses decreased to 7.2% for 2014 from 7.8% for 2013, primarily due to the increase in revenues from DCC and value added services discussed above, which require minimal incremental support costs.
Acquisition-related contingent consideration gain
In the third quarter of 2013, Euronet adjusted to fair value the acquisition-related contingent consideration liability related to Pure Commerce, based on its assessment that the performance targets for gross profit and EBITDA would not be met. The change in fair value resulted in the recognition of a $19.3 million gain (see further discussion in Note 17, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements).
Depreciation and amortization
Depreciation and amortization expense increased for 2014 compared to 2013 primarily due to the increase in ATMs under management discussed above, partly offset by certain software assets becoming fully amortized during 2013. As a percentage of revenues, depreciation and amortization expense decreased to 8.6% for 2014 from 10.0% for 2013, primarily due to the increase in revenues from DCC and other value added services discussed above, which require minimal incremental support costs.
Operating income
Operating income increased for 2014 compared to 2013, primarily due to an increase in the number of ATMs under management, growth in revenues earned from DCC and other value added services, and growth in revenues from debit and credit card management services in Greece, partly offset by the 2013 acquisition-related contingent consideration gain.

Excluding the acquisition-related contingent consideration gain, operating income as a percentage of revenues (“operating margin”) for 2014 was 25.5% compared to 20.9% for 2013 and operating income per transaction increased to $0.07 for 2014 from $0.05 for 2013. These increases were primarily due to the growth in revenues earned from DCC and other value added services on our ATMs under management.

2013 Compared to 2012

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2013	2012	Increase (Decrease) Amount	Increase Percent

Total revenues	$296,240	$237,948	$58,292	24%
Operating expenses:
Direct operating costs	141,381	114,826	26,555	23%
Salaries and benefits	40,150	32,784	7,366	22%
Selling, general and administrative	23,141	20,628	2,513	12%
Acquisition-related contingent consideration gain	(19,319)	—	(19,319)	n/m
Depreciation and amortization	29,537	25,302	4,235	17%
Total operating expenses	214,890	193,540	21,350	11%
Operating income	$81,350	$44,408	$36,942	83%
Transactions processed (millions)	1,188	1,164	24	2%
ATMs as of December 31	18,311	17,600	711	4%
Average ATMs	17,764	16,692	1,072	6%
___________________
n/m - Not meaningful.
Revenues
Our revenues for 2013 increased when compared to 2012 primarily due to an increase in the number of ATMs under management, an increase in transactions processed on brown label ATMs in India, an increase in demand for DCC and other valued added services on our ATMs under management and the impact of DCC revenues earned on POS devices from our acquisition of Pure Commerce in January 2013.
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
Gross profit
Gross profit was $154.9 million for 2013 compared to $123.1 million for 2012. This increase was primarily due to growth in revenues from DCC and other value added services, including revenues from DCC earned on POS devices related to our acquisition of Pure Commerce and the increase in ATMs under management. Gross margin increased to 52.3% for 2013 from 51.7% for 2012, primarily due to the increase in revenues from DCC and other value added services discussed above, both of which earn a higher gross profit than other services.

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
Acquisition-related contingent consideration gain
In the third quarter of 2013, Euronet adjusted to fair value the acquisition-related contingent consideration liability related to Pure Commerce, based on its assessment that the performance targets for gross profit and EBITDA would not be met. The change in fair value resulted in the recognition of a $19.3 million gain.
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
Operating income
Operating income increased for 2013 compared to 2012, primarily due to the acquisition-related contingent consideration gain, an increase in the number of ATMs under management, an increase in the number of transactions processed on brown label ATMs in India and growth in revenues earned from DCC and other value added services, partly offset by the increase in amortization expense. Excluding the acquisition-related contingent consideration gain, operating margin for 2013 was 20.9% compared to 18.7% for 2012 and operating income per transaction increased to $0.05 for 2013 from $0.04 for 2012. These increases were primarily due to the growth in revenues earned from DCC and other value added services on our ATMs under management, partly offset by the increase in amortization expense.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2014	2013
Total revenues	$783,781	$748,680	$35,101	5%
Operating expenses:
Direct operating costs	607,866	575,787	32,079	6%
Salaries and benefits	56,402	57,251	(849)	(1)%
Selling, general and administrative	42,542	41,000	1,542	4%
Goodwill and acquired intangible assets impairment	—	18,425	(18,425)	n/m
Depreciation and amortization	15,901	16,756	(855)	(5)%
Total operating expenses	722,711	709,219	13,492	2%
Operating income	$61,070	$39,461	$21,609	55%
Transactions processed (millions)	1,244	1,115	129	12%
_____________________
n/m - Not meaningful.

Revenues
The increase in revenues for 2014 compared to 2013 was primarily due to increased demand for non-mobile products in Germany. These increases were partly offset by revenue declines in Brazil, Australia and the U.S. The decrease in Brazil was due to the continued impact of changes in certain mobile operators' distribution strategies, which limited our ability to distribute certain products within certain markets in Brazil. The decreases in transactions processed in Australia and the U.S. were caused by increased competitive pressures.
We currently expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.63 for 2014 and $0.67 for 2013. This decrease was primarily due to growth in the number of prepaid mobile transactions processed in India where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed in Germany, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in non-mobile transactions processed in Germany, partly offset by the decrease in the number of transactions processed in Brazil, Australia and the U.S.
Gross profit
Gross profit, which represents revenues less direct costs, was $175.9 million for 2014 compared to $172.9 million for 2013. The increase in gross profit was primarily due to the growth in non-mobile transactions processed in Germany, partly offset by the decrease in revenues in Brazil. Gross margin decreased to 22.4% for 2014 from 23.1% for 2013 and gross profit per transaction decreased to $0.14 for 2014 from $0.16 for 2013. These decreases were primarily due to the decrease in the revenues in Brazil, partly offset by the increase in non-mobile transactions processed in Germany discussed above.
Salaries and benefits
The decrease in salaries and benefits for 2014 compared to 2013 was primarily due to lower headcount in Australia and Brazil in response to the decrease in the number of transactions processed, largely offset by the increase in headcount in Germany to support the increase in revenues discussed above. As a percentage of revenues, salaries and benefits decreased to 7.2% for 2014 from 7.6% for 2013.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2014 compared to 2013 was primarily due to an increase in marketing and bad debt expenses. As a percentage of revenues, these expenses decreased slightly to 5.4% for 2014 from 5.5% for 2013, primarily due to the increases in revenues in Germany discussed above.
Goodwill and acquired intangible asset impairment
During the fourth quarter of 2013, epay Australia and epay Spain recorded non-cash charges for impairment of goodwill of $12.3 million and $6.1 million, respectively (see further discussion below in "2013 Compared to 2012" and in Note 8, Goodwill and Acquired Intangible Assets, Net to the Consolidated Financial Statements).
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for 2014 compared to 2013 mainly due to certain acquired intangible assets becoming fully amortized during the first quarter of 2013. As a percentage of revenues, these expenses decreased to 2.0% for 2014 from 2.2% for 2013.
Operating income
Operating income for 2013 includes non-cash goodwill and intangible asset impairment charges of $18.4 million. Excluding the impairment charges, operating income was $61.1 million for 2014 and $57.9 million for 2013. This increase was primarily due to the increase in gross profit discussed above, along with decreases in salaries and benefits and depreciation and amortization expenses, partly offset by increases in marketing and bad debt expenses. Excluding the 2013 impairment charges, operating margin was 7.8% for 2014 compared to 7.7% for 2013 and operating income per transaction was $0.05 for both 2014 and 2013.

2013 Compared to 2012

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Year-over-Year Change
	2013	2012	Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)
Total revenues	$748,680	$714,125	$34,555	5%
Operating expenses:
Direct operating costs	575,787	548,390	27,397	5%
Salaries and benefits	57,251	53,399	3,852	7%
Selling, general and administrative	41,000	44,496	(3,496)	(8)%
Goodwill impairment	18,425	28,740	(10,315)	n/m
Depreciation and amortization	16,756	19,599	(2,843)	(15)%
Total operating expenses	709,219	694,624	14,595	2%
Operating income	$39,461	$19,501	$19,960	102%
Transactions processed (millions)	1,115	1,113	2	n/m
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
Revenues per transaction were $0.67 for 2013 and $0.64 for 2012. This increase was primarily due to an increase in revenues at our cadooz subsidiary, where revenues are recorded at gross value, in contrast to our other electronic payment products which are recorded at net value, and the impact of a decrease in the number transactions processed at our ATX subsidiary. This increase was partly offset by growth in the number of transactions processed in India, where revenues per transaction are considerably lower than average, and a decrease in the average commission earned in Brazil. At our ATX subsidiary, we provide only transaction processing services without significant direct costs and other operating costs related to installing and managing terminals. Therefore, the revenues we recognize from these transactions are a fraction of those recognized on average transactions, but with strong contribution to gross profit.
Direct operating costs
The increase in direct operating costs for 2013 compared to 2012 was primarily due to the growth in transactions processed in the U.S. and Germany, increased voucher redemptions and physical gifts fulfilled at our cadooz subsidiary, increased commissions costs in Brazil and the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in the number of transactions processed in Australia and the U.K.

Gross profit
Gross profit was $172.9 million for 2013 compared to $165.7 million for 2012. The increase in gross profit was primarily due to the increase in transactions processed in Germany (mainly from increased demand for non-mobile products), the U.S. and at our cadooz subsidiary, along with the impact of our acquisition of ezi-pay. These increases were partly offset by the decrease in transactions processed in Australia and the U.K., and the increase in commission costs in Brazil, as a result of a larger percentage of transactions being conducted through large retailers. Gross margin decreased slightly to 23.1% for 2013 from 23.2% for 2012. Gross profit per transaction increased to $0.16 for 2013 from $0.15 for 2012, primarily due to the increase of non-mobile transactions discussed above.
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
Selling, general and administrative
The decrease in selling, general and administrative expenses for 2013 compared to 2012 was primarily due to a decrease in professional fees and bad debt expense, partly offset by the impact of our acquisition of ezi-pay. As a percentage of revenues, these expenses decreased to 5.5% for 2013 from 6.2% for 2012, primarily due to decreased costs related to the decreases in revenues in Australia, Brazil, and the U.K., along with the decrease in professional fees and bad debt expense.
Goodwill and acquired intangible asset impairment
During the fourth quarter of 2013, epay Australia and epay Spain recorded non-cash charges for impairment of goodwill of $12.3 million and $6.1 million, respectively.
The goodwill impairment charge in Australia was the result of continuing declines in the demand for mobile top-up services, caused by certain large retailers (which have a significant share of the retail market) negotiating direct agreements with two mobile operators and certain mobile operators modifying their distribution strategies to drive consumer demand for top-up services to on-line or mobile device channels. In Spain, the goodwill impairment charge was the result of the longer term effect of poor economic conditions, including continued high levels of unemployment and increased competitive pressures. In response to the business challenges in Australia and Spain, we continued to sell additional products and services to mobile operators and develop strategies to increase the distribution of other prepaid products. However, in the fourth quarter of 2013, we concluded that while future cash flows from existing agreements with mobile operators and from the launch of new products would likely grow steadily over time, the growth would not add the level of cash flows previously forecasted. Based upon the revised future cash flow forecasts, we concluded that the resulting valuations were not sufficient to support the goodwill carrying values of epay Australia and epay Spain. Therefore, the impairment charges were recorded in the period.
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

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Year-over-Year Change
			Increase Amount	Increase Percent
(dollar amounts in thousands)	2014	2013
Total revenues	$523,150	$370,365	$152,785	41%
Operating expenses:
Direct operating costs	263,253	177,783	85,470	48%
Salaries and benefits	115,419	88,222	27,197	31%
Selling, general and administrative	77,305	54,870	22,435	41%
Depreciation and amortization	24,432	18,395	6,037	33%
Total operating expenses	480,409	339,270	141,139	42%
Operating income	$42,741	$31,095	$11,646	37%
Transactions processed (millions)	48.5	35.2	13.3	38%
Revenues
The increase in revenues for 2014 compared to 2013 was primarily due to an increase in the number of transactions processed, largely driven by the 2014 launch of our Walmart money transfer product in the U.S., growth in our agent and correspondent payout networks in foreign markets and the impact of our May 2014 acquisition of EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX.
HiFX facilitates account-to-account foreign exchange solutions, primarily cross-border, cross-currency transactions, for small-to-medium sized businesses and individuals. The majority of HiFX's revenues are earned from foreign currency exchange margin derived from purchasing currencies at wholesale exchange rates and selling currencies to customers at retail exchange rates, which enables customers to make cross-currency payments. In addition, HiFX writes foreign currency forward and cross-currency swap contracts for customers to facilitate future payments.
Revenues per transaction increased to $10.79 for 2014 from $10.52 for 2013. The increase was primarily due to the impact of our acquisition of HiFX, partly offset by the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees and cash handling costs. The increase in direct operating costs in 2014 compared to 2013 was primarily due to the growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations.
Gross profit
Gross profit, which represents revenues less direct costs, was $259.9 million for 2014 compared to $192.6 million for 2013. The increase in gross profit was primarily due to the growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisition of HiFX. Gross margin was 49.7% for 2014 compared to 52.0% for 2013. This decrease was primarily due to the launch of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.
Salaries and benefits
The increase in salaries and benefits for 2014 compared to 2013 was primarily due to the impact of our acquisition of HiFX and an increase in headcount as a result of the launch of our Walmart money transfer product, the development of our online money transfer service and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits decreased to 22.1% for 2014 from 23.8% for 2013, primarily due to increased revenues related to the increase in the number of money transfers processed in the U.S., which did not require similar increases in support costs.

Selling, general and administrative
Selling, general and administrative expenses increased for 2014 compared to 2013, primarily due to the impact of our acquisition of HiFX, an increase in professional fees, including acquisition-related costs, an increase in bad debt expense, expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets and the write-down of certain customer acquisition costs. As a percentage of revenues, selling, general and administrative expenses remained at 14.8% for 2014 and 2013.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2014, depreciation and amortization expense increased compared to 2013 primarily due to the amortization of intangible assets related to the acquisition of HiFX. As a percentage of revenues, depreciation and amortization expense decreased to 4.7% for 2014 from 5.0% for 2013, primarily due to the revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.
Operating income
Operating income increased by $11.6 million for 2014 compared to 2013, primarily due to the growth in transactions processed and the impact of our acquisition of HiFX, partly offset by an increase in professional fees, bad debt expense, salaries and benefits related to development of our online money transfer service and the write-down of certain customer acquisition costs. As a result, operating margin decreased slightly to 8.2% for 2014 from 8.4% for 2013 and operating income per transaction remained at $0.88 for both 2014 and 2013.

2013 Compared to 2012

The following table presents the results of operations for the years ended December 31, 2013 and 2012 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
	2013	2012	Increase (Decrease)Amount	Increase (Decrease)Percent
(dollar amounts in thousands)
Total revenues	$370,365	$316,135	$54,230	17%
Operating expenses:
Direct operating costs	177,783	149,397	28,386	19%
Salaries and benefits	88,222	75,540	12,682	17%
Selling, general and administrative	54,870	47,673	7,197	15%
Depreciation and amortization	18,395	18,902	(507)	(3)%
Total operating expenses	339,270	291,512	47,758	16%
Operating income	$31,095	$24,623	$6,472	26%
Transactions processed (millions)	35.2	30.7	4.5	15%
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
Gross profit
Gross profit was $192.6 million for 2013 compared to $166.7 million for 2012. The increase in gross profit was primarily due to the growth in money transfer transactions and other services such as mobile top-up, check cashing, bill payment and money order transactions. Gross margin was 52.0% for 2013 compared to 52.7% for 2012. This decrease was primarily due to an increase in the percentage of money transfer transactions processed at U.S. locations during 2013, which earn lower revenues and gross profit per transaction than non-U.S. locations.
Salaries and benefits
The increase in salaries and benefits for 2013 compared to 2012 was primarily due to an increase in headcount to support the expansion of our operations both in the U.S and internationally and support costs incurred to launch our online money transfer service. As a percentage of revenues, salaries and benefits decreased slightly to 23.8% for 2013 from 23.9% for 2012.
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

Corporate Services

The components of Corporate Services' operating expenses for 2014, 2013 and 2012 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2014	2013	2012	2014 Increase (Decrease) Percent	2013 Increase Percent
Salaries and benefits	$24,251	$22,621	$22,332	7%	1%
Selling, general and administrative	11,875	10,509	7,831	13%	34%
Depreciation and amortization	275	365	364	(25)%	n/m
Total operating expenses	$36,401	$33,495	$30,527	9%	10%
___________________
n/m - Not meaningful.
Corporate operating expenses
Overall, operating expenses for Corporate Services increased 9% for 2014 compared to 2013, driven by an increase in salaries and benefits expense as well as selling, general and administrative expenses. The increase in salaries and benefits expense was due to increased headcount to support the growth in the Company and increased share-based and incentive compensation related to the improvement in Company results. The increase in selling, general and administrative expenses was primarily due to an increase in acquisition-related costs and the settlement of a dispute related to a prior period potential acquisition.
Operating expenses for Corporate Services increased 10% for 2013 compared to 2012, primarily due to an increase in selling, general and administrative expenses. This increase was primarily due to an increase in professional fees and legal contingency accruals.

Other Expense, Net

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2014	2013	2012	2014 Increase Percent	2013 Decrease Percent
Interest income	$2,549	$1,998	$3,993	28%	(50)%
Interest expense	(12,330)	(10,139)	(19,653)	22%	(48)%
(Loss) Income from unconsolidated affiliates	(46)	206	942	n/m	(78)%
Other (losses) gains, net	(1,755)	2,398	4,146	n/m	n/m
Foreign currency exchange (loss) gain, net	(5,646)	2,211	(99)	n/m	n/m
Other expense, net	$(17,228)	$(3,326)	$(10,671)	n/m	n/m
____________________
n/m — Not meaningful.

Interest income
The increase in interest income for 2014 was primarily due to the interest earned by HiFX on deposits collected from customers. The decrease in interest income for 2013 was primarily due to less interest earned in Australia and Brazil, as a result of holding less cash in interest earning bank accounts due to revenue declines and increased working capital requirements. The decrease for Brazil was also due to the U.S. dollar strengthening against the Brazilian real during 2013.

Interest expense
The increase in interest expense for 2014 was primarily due to the non-cash accretion of the convertible notes issued in October 2014, along with slightly higher average levels of debt outstanding in 2014 compared to 2013. The decrease in interest expense for 2013 was primarily related to Euronet's repurchase of $167.9 million of our convertible debentures in October 2012, which was largely funded by borrowing under the credit facility, which had a significantly lower average effective interest rate than the convertible debentures.
(Loss) Income from unconsolidated affiliates
(Loss) Income from unconsolidated affiliates during 2014 primarily represents the equity in the losses of our 49% investment in Euronet ETT (China). Prior to 2014, it primarily represented our 40% equity investment in epay Malaysia and our 47% investment in Euronet Indonesia. The decreases in income for 2014 from 2013 and for 2013 from 2012 were primarily due to the sale of the Company's 40% equity investment in epay Malaysia in July 2013.
Other (losses) gains, net
In 2014, we recorded a $1.8 million loss on a loan made to a start-up enterprise as it became probable that we would not be repaid.
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
We recorded a net foreign currency exchange loss of $5.6 million and $0.1 million in 2014 and 2012, respectively, and a net foreign currency exchange gain of $2.2 million in 2013. These realized and unrealized foreign currency exchange gains and losses primarily reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate during the respective periods related to those assets and liabilities described above.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Income before income taxes	$141,503	$115,085	$47,334
Income tax expense	(40,015)	(27,732)	(26,937)
Net income	$101,488	$87,353	$20,397
Effective income tax rate	28.3%	24.1%	56.9%
Income before income taxes	$141,503	$115,085	$47,334
Adjust: Goodwill and acquired intangible assets impairment	—	(18,425)	(28,740)
Adjust: Acquisition-related contingent consideration gain	—	19,319	—
Adjust: Other gains, net	(1,755)	2,398	4,146
Adjust: Foreign currency exchange (loss) gain, net	(5,646)	2,211	(99)
Income before income taxes, as adjusted	$148,904	$109,582	$72,027
Income tax expense	$(40,015)	$(27,732)	$(26,937)
Adjust: Income tax benefit attributable to acquired intangible assets impairment	—	—	1,709
Adjust: Income tax (expense) benefit attributable to foreign currency exchange gain (loss), net	(1,558)	(303)	29
Income tax expense, as adjusted	$(38,457)	$(27,429)	$(28,675)
Effective income tax rate, as adjusted	25.8%	25.0%	39.8%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 28.3%, 24.1% and 56.9% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective income tax rates were significantly influenced by the acquisition-related contingent consideration gain in 2013, the non-cash goodwill and acquired intangible asset impairment charges recorded in 2013 and 2012, other non-operating gains (losses) and the impact of foreign currency exchange gains (losses). Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective income tax rates were 25.8%, 25.0% and 39.8% for the years ended December 31, 2014, 2013 and 2012, respectively.
The effective income tax rate, as adjusted, for 2014 was lower than the applicable statutory income tax rate of 35% primarily because of our U.S. tax position and the realization of deferred tax benefits in various jurisdictions. For the fiscal years ended December 31, 2014, 2013 and 2012, we have recorded a valuation allowance against our U.S. federal tax net operating losses, as it is more likely than not that a tax benefit will not be realized. Accordingly, the federal income tax benefit associated with pre-tax book losses generated by our U.S. entities has not been recognized. During periods, such as 2014 and 2013, when the Company generates U.S. pre-tax book income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax book income. There was no material change in the effective tax rate, as adjusted, for 2014 compared to 2013. The effective income tax rate, as adjusted, for 2013 was lower than that for 2012 because of our U.S. tax position and the realization of deferred tax benefits in various jurisdictions.

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
Net Loss Attributable To Noncontrolling Interest

Net loss attributable to noncontrolling interests was $0.2 million, $0.6 million and $0.1 million for 2014, 2013 and 2012, respectively. The decrease in the loss attributable to noncontrolling interest in 2014 compared to 2013 and the increase in 2013 compared to 2012 was primarily due to the goodwill impairment charge recorded by our Movilcarga subsidiary in 2013. The 2013 increase was also affected by the acquisition of the remaining noncontrolling interests in ATX in January 2013. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned (1)	Segment - Country
Movilcarga	80%	epay - Spain
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solutions Partners	51%	EFT - UAE
______________
(1) Percent owned as of December 31, 2014.

Net Income Attributable to Euronet

Net income attributable to Euronet was $101.6 million, $88.0 million and $20.5 million for 2014, 2013 and 2012, respectively. As more fully discussed above, the increase of $13.6 million for 2014 as compared to 2013 includes a $19.3 million acquisition-related contingent consideration gain in 2013, partially offset by an $18.4 million non-cash impairment charge of goodwill in 2013. The increase in net income for 2014 is primarily due to a $41.2 million increase in operating income (excluding the contingent consideration gain and non-cash impairment charges) and an increase in interest income of $0.6 million. These increases were partly offset by an increase in income tax expense of $12.3 million, an increase in foreign currency exchange loss of $7.9 million, an increase in other non-operating losses of $4.2 million and an increase in interest expense of $2.2 million. Other non-operating items decreased net income by $0.7 million.
The increase of $67.5 million for 2013 as compared to 2012 includes the 2013 unusual items described above and a $28.7 million non-cash impairment charge of goodwill and acquired intangible assets in 2012. The remaining increase is primarily due to a $30.8 million increase in operating income (excluding the contingent consideration gain and non-cash impairment charges), a decrease in interest expense of $9.5 million and the increase in foreign currency exchange gain of $2.3 million. These increases were partly offset by an increase in income tax expense of $0.8 million, a decrease in other non-operating gains of $1.7 million and a decrease in interest income of $2.0 million. Other non-operating items decreased net income by $0.3 million.

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

We recorded a net loss on translation adjustments of $87.7 million for 2014 and net gains of $0.8 million and $10.9 million for 2013 and 2012, respectively. During 2014, the U.S. dollar strengthened compared to most currencies, resulting in a translation loss which was recorded in comprehensive income. During 2013, the U.S. dollar weakened compared to certain currencies and strengthened compared to others and the net result was a translation gain, which was recorded in comprehensive income. During 2012, the U.S. dollar weakened against most European-based currencies, primarily the British pound, euro and Polish zloty, resulting in a net translation gain which was recorded in comprehensive income.
Liquidity and Capital Resources

Working capital
As of December 31, 2014, we had working capital of $257.0 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $108.4 million as of December 31, 2013. Our ratio of current assets to current liabilities was 1.30 as of December 31, 2014, compared to 1.15 as of December 31, 2013.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of Ria's consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the fiscal period ends. We expect that working capital needs will continue to increase as this business grows. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. As of December 31, 2014, we had approximately $54.0 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $468.0 million as of December 31, 2014, of which $359.6 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
Liquidity	2014	2013	2012
Cash and cash equivalents provided by (used in):
Operating activities	$235,027	$169,332	$184,695
Investing activities	(153,032)	(69,474)	(69,163)
Financing activities	218,081	(91,216)	(92,576)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(41,892)	(251)	1,152
Increase in cash and cash equivalents	$258,184	$8,391	$24,108

Operating cash flow
Cash flows provided by operating activities were $235.0 million for 2014 compared to $169.3 million for 2013. The increase was primarily due to a combination of improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment.
Cash flows provided by operating activities were $169.3 million for 2013 compared to $184.7 million for 2012. The decrease was mainly due to fluctuations in working capital primarily associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.

Investing activity cash flow
Cash flows used in investing activities were $153.0 million for 2014 compared to $69.5 million for 2013. Purchases of property and equipment were $63.1 million and $40.9 million for 2014 and 2013, respectively. Cash used for acquisitions in 2014 was $84.7 million compared to $30.8 million for 2013. Cash used for software development and long-term assets totaled $6.0 million for 2014 and $6.3 million for 2013. Additionally, we received $7.6 million of net proceeds from the sale of an equity investment during 2013. Other investing activities consist mainly of proceeds from the sale of property and equipment of $0.7 million and $0.9 million for 2014 and 2013, respectively.
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
Financing activity cash flow
Cash flows provided by financing activities were $218.1 million for 2014 compared to cash flows used in financing activities of $91.2 million for 2013. Our financing activities for 2014 consisted of $411.5 million of proceeds from the issuance of long-term debt, mainly from convertible notes. Net repayments of debt obligations were $128.3 million in 2014 compared to $96.2 million for 2013. We generally borrow amounts under our revolving credit facility several times each month to fund our independent ATM network and to support the short-term cash needs of our Money Transfer Segment in order to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings are repaid over a very short period of time, generally within a few days. As a result of this, along with the use of proceeds from the issuance of the convertible notes, during 2014 we had a total of $2,184.2 million in borrowings and $2,307.6 million in repayments under our revolving credit facility. During 2014, we used $4.8 million for repayments of long-term debt obligations compared to $10.1 million in 2013. Borrowings on short-term debt obligations were $4.3 million and $1.3 million in 2014 and 2013, respectively. Additionally, for 2014 and 2013, we paid $2.5 million and $2.6 million, respectively, for capital lease obligations. We used $64.5 million for the repurchase of shares during 2014. Debt issuance costs were $13.3 million in 2014 associated with the convertible notes issuance and the credit facility amendment described below. Further, we received proceeds of $9.2 million and $12.8 million during 2014 and 2013, respectively, for the issuance of stock options in connection with our Stock Incentive Plan. We used $7.9 million during 2013 for the acquisition of subsidiary shares from holders of noncontrolling interests. Other financing activities provided cash of $1.6 million and $1.3 million during 2014 and 2013, respectively.
Cash flows used in financing activities were $91.2 million for 2013 compared to $92.6 million for 2012. Our financing activities for 2013 consisted of net repayments of debt obligations of $96.2 million compared to $44.2 million for 2012. During 2013, we had $86.1 million of net repayments under our revolving credit facility compared to $128.1 million of net borrowing during 2012. During 2013, we used $8.7 million for repayments of debt obligations compared to $172.4 million in 2012. The 2012 repayments mainly consisted of repurchases of $167.9 million of convertible debentures which were largely funded by borrowings under our revolving credit facility. We used $7.9 million and $3.3 million during 2013 and 2012, respectively, for the acquisition of subsidiary shares from holders of noncontrolling interests. Additionally, for 2013 and 2012, we paid $2.6 million and $2.9 million, respectively, for capital lease obligations. Further, we received proceeds of $12.8 million and $2.9 million during 2013 and 2012, respectively, for the issuance of stock options in connection with our Stock Incentive Plan. We used $42.9 million for the repurchase of shares during 2012. Other financing activities provided cash of $1.3 million in 2013 and used cash of $2.2 million during 2012.

Other sources of capital
Credit Facility — As of December 31, 2014, we had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $72.2 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
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
As of December 31, 2014, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of December 31, 2014, we had borrowings of $72.2 million outstanding under the term loan. We had $5.3 million of borrowings and $63.6 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2014. The remaining $531.1 million under the revolving credit facility was available for borrowing. As of December 31, 2014, the weighted average interest rates under the revolving credit facility and Term Loan A were 11.3% and 1.5%, respectively, excluding amortization of deferred financing costs.
Convertible debt — On October 30, 2014, we completed the sale of $402.5 million of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to purchase their notes at par on October 1, 2020, and have additional options to require us to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company. In connection with the issuance of the Convertible Notes, we recorded $10.7 million in debt issuance costs, which are being amortized through October 1, 2020.
The proceeds from the issuance of the Convertible Notes were used to repay borrowings on the revolving credit facility and for general working capital purposes.
Short-term debt obligations — Short-term debt obligations at December 31, 2014 were primarily comprised of $5.2 million of payments due in 2015 under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary. As of December 31, 2014 there was $6.0 million outstanding under these arrangements.
Other uses of capital
Capital expenditures and needs — Total capital expenditures for 2014 were $65.1 million. These capital expenditures were primarily for the purchase of ATMs to meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2015 are currently estimated to be approximately $50 million to $60 million.
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

Share repurchase plan
In September 2013, our Board of Directors authorized a stock repurchase program ("2013 Program") allowing us to repurchase up to $100 million in value or 5 million shares of our Common Stock through September 19, 2015. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. There were no repurchases of Common Stock under the 2013 Program during 2014. In September 2014, our Board of Directors authorized a separate stock repurchase in conjunction with the issuance of convertible notes. We exercised this authorization in October 2014 and purchased 1.2 million shares of Common Stock for $64.5 million.
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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2014.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$521,233	$12,912	$31,045	$70,248	$407,028
Obligations under operating leases	186,666	54,174	77,397	41,352	13,743
Obligations under capital leases	4,676	2,477	1,881	318	—
Purchase obligations	8,916	6,212	2,067	337	300
Total	$721,491	$75,775	$112,390	$112,255	$421,071

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2014. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM maintenance and services as well as telecommunications services and professional fees.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $15.0 million as of December 31, 2014. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.
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
Accounting for income taxes
The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The statement of income effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.
We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity's, or group of entities', ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $104.1 million as of December 31, 2014, partially offset by a valuation allowance of $49.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2014. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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
Goodwill and other intangible assets
In accordance with ASC Topic 805, Business Combinations, we allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. For larger or more complex acquisitions, management engages an appraiser to assist in the valuation. Intangible assets with finite lives are amortized over their estimated useful lives. As of December 31, 2014, the Consolidated Balance Sheet includes goodwill of $599.9 million and acquired intangible assets, net of accumulated amortization, of $158.3 million.
In accordance with ASC Topic 350, Intangibles - Goodwill and Other, on an annual basis, and whenever events or circumstances dictate, we test for impairment. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Generally, fair value represents discounted projected future cash flows and market multiple of earnings and potential impairment is indicated when the carrying value of a reporting unit, including goodwill, exceeds its estimated fair value. If the potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. Our annual impairment test for the year ended December 31, 2014 indicated that there were no impairments. As a result of our annual impairment test for the years ended December 31, 2013 and 2012, we recorded non-cash goodwill impairment charges of $18.4 million and $23.5 million, respectively. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding these charges. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these determinations take place.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted ASU 2013-11 as of January 1, 2014, and its adoption did not have a material impact on our results of operations, cash flows or financial position.
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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products; foreign currency exchange rate fluctuations; the effects of any future security breaches; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering requirements; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting Euronet and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of December 31, 2014, our total debt outstanding was $421.5 million. Of this amount, $338.0 million, or 80% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $402.5 million principal amount of contingent convertible notes, issued in October 2014, accrue cash interest at a rate of 1.50% of the principal amount per annum. Based on quoted market prices, as of December 31, 2014, the fair value of our fixed rate convertible notes was $408.0 million, compared to a carrying value of $338.0 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $77.5 million, or 18% of our total debt obligations, relates to borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% increase in the applicable interest rate would result in additional interest expense to the Company of approximately $6.1 million.
The remaining $6.0 million, or 2% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2014, we had approximately $4.4 million of capitalized leases with fixed payment and interest terms that expire between the years of 2015 and 2019 and bear interest at rates between 2.2% and 14.4%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2014 and 2013, 74% and 76% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar. We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Brazilian real and Indian rupee. As of December 31, 2014, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $55 million to $60 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency. Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $65 million to $75 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain. We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by the weakening of the U.S. dollar and negatively impacted by the strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.

We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. As of December 31, 2014, we had foreign currency derivative contracts outstanding with a notional value of $845 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within the next twelve months. See Note 11, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired HiFX during 2014, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, HiFX's internal control over financial reporting associated with total assets of $367.4 million and total revenues of $38.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HiFX.

/s/ KPMG LLP
Kansas City, Missouri
February 27, 2015

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$468,010	$209,826
Restricted cash	68,028	77,987
Inventory — PINs and other	85,675	92,757
Trade accounts receivable, net of allowances for doubtful accounts of $20,546 at December 31, 2014 and $22,079 at December 31, 2013	375,579	394,059
Prepaid expenses and other current assets	108,624	65,821
Total current assets	1,105,916	840,450
Property and equipment, net of accumulated depreciation of $239,607 at December 31, 2014 and $231,327 at December 31, 2013	125,307	116,230
Goodwill	599,863	498,435
Acquired intangible assets, net of accumulated amortization of $113,153 at December 31, 2014 and $132,927 at December 31, 2013	158,267	93,026
Other assets, net of accumulated amortization of $30,276 at December 31, 2014 and $25,363 at December 31, 2013	62,206	50,049
Total assets	$2,051,559	$1,598,190
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$445,984	$457,274
Accrued expenses and other current liabilities	336,361	213,359
Current portion of capital lease obligations	2,216	2,361
Short-term debt obligations and current maturities of long-term debt obligations	11,156	10,903
Income taxes payable	19,248	15,656
Deferred revenue	33,916	32,533
Total current liabilities	848,881	732,086
Debt obligations, net of current portion	410,368	188,510
Capital lease obligations, net of current portion	2,148	2,872
Deferred income taxes	38,959	17,695
Other long-term liabilities	18,391	18,572
Total liabilities	1,318,747	959,735
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 56,464,187 issued at December 31, 2014 and 54,276,761 issued at December 31, 2013	1,129	1,086
Additional paid-in capital	955,715	809,640
Treasury stock, at cost, 4,867,420 shares at December 31, 2014 and 3,650,519 shares at December 31, 2013	(133,788)	(68,122)
Retained earnings (Accumulated deficit)	5,619	(96,029)
Accumulated other comprehensive loss	(97,922)	(10,453)
Total Euronet Worldwide, Inc. stockholders’ equity	730,753	636,122
Noncontrolling interests	2,059	2,333
Total equity	732,812	638,455
Total liabilities and equity	$2,051,559	$1,598,190
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012

Revenues	$1,664,150	$1,413,169	$1,267,601
Operating expenses:
Direct operating costs	1,033,479	892,928	812,059
Salaries and benefits	243,220	208,244	184,055
Selling, general and administrative	157,265	129,427	120,575
Acquisition-related contingent consideration gain	—	(19,319)	—
Goodwill and acquired intangible assets impairment	—	18,425	28,740
Depreciation and amortization	71,455	65,053	64,167
Total operating expenses	1,505,419	1,294,758	1,209,596
Operating income	158,731	118,411	58,005
Other income (expense):
Interest income	2,549	1,998	3,993
Interest expense	(12,330)	(10,139)	(19,653)
(Loss) income from unconsolidated affiliates	(46)	206	942
Other (losses) gains, net	(1,755)	2,398	4,146
Foreign currency exchange (loss) gain, net	(5,646)	2,211	(99)
Other expense, net	(17,228)	(3,326)	(10,671)
Income before income taxes	141,503	115,085	47,334
Income tax expense	(40,015)	(27,732)	(26,937)
Net income	101,488	87,353	20,397
Less: Net loss attributable to noncontrolling interests	160	633	138
Net income attributable to Euronet Worldwide, Inc.	$101,648	$87,986	$20,535

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.96	$1.76	$0.41
Diluted	$1.89	$1.69	$0.40

Weighted average shares outstanding:
Basic	51,757,867	49,964,819	50,529,476
Diluted	53,901,040	51,982,620	51,412,510

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$101,488	$87,353	$20,397
Other comprehensive income (loss), net of tax:
Translation adjustment	(87,675)	758	10,947
Comprehensive income	13,813	88,111	31,344
Comprehensive loss attributable to noncontrolling interests	366	490	91
Comprehensive income attributable to Euronet Worldwide, Inc.	$14,179	$88,601	$31,435
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)
Balance as of December 31, 2011	50,438,786	$1,040	$767,222	$(21,869)	$(204,550)
Net income (loss)					20,535
Other comprehensive income
Stock issued under employee stock plans	868,054	20	6,423	(3,037)
Share-based compensation			11,790
Repurchase of shares	(1,984,240)			(42,853)
Other			(1,927)	432
Balance as of December 31, 2012	49,322,600	1,060	783,508	(67,327)	(184,015)
Net income (loss)					87,986
Other comprehensive income
Stock issued under employee stock plans	1,079,217	22	15,665	(795)
Share-based compensation			11,463
Shares issued in connection with acquisition	224,425	4	5,292
Acquisition of noncontrolling interest			(6,319)
Other			31
Balance as of December 31, 2013	50,626,242	1,086	809,640	(68,122)	(96,029)
Net income (loss)					101,648
Other comprehensive loss
Stock issued under employee stock plans	914,371	18	12,386	(1,154)
Share-based compensation			12,902
Shares issued in connection with acquisition	1,262,654	25	56,529
Issuance of convertible notes			64,351
Repurchase of shares	(1,206,500)			(64,512)
Other			(93)
Balance as of December 31, 2014	51,596,767	$1,129	$955,715	$(133,788)	$5,619
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance as of December 31, 2011	$(21,408)	$6,310	$526,745
Net income (loss)		(138)	20,397
Other comprehensive income	10,900	47	10,947
Stock issued under employee stock plans			3,406
Share-based compensation			11,790
Repurchase of shares			(42,853)
Other	(342)	(2,055)	(3,892)
Balance as of December 31, 2012	(10,850)	4,164	526,540
Net income (loss)		(633)	87,353
Other comprehensive income	615	143	758
Stock issued under employee stock plans			14,892
Share-based compensation			11,463
Shares issued in connection with acquisition			5,296
Acquisition of noncontrolling interest	(218)	(1,341)	(7,878)
Other			31
Balance as of December 31, 2013	(10,453)	2,333	638,455
Net income (loss)		(160)	101,488
Other comprehensive loss	(87,469)	(206)	(87,675)
Stock issued under employee stock plans			11,250
Share-based compensation			12,902
Shares issued in connection with acquisition			56,554
Issuance of convertible notes			64,351
Repurchase of shares			(64,512)
Other		92	(1)
Balance as of December 31, 2014	$(97,922)	$2,059	$732,812

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$101,488	$87,353	$20,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,455	65,053	64,167
Share-based compensation	12,902	11,463	11,823
Unrealized foreign exchange loss (gain), net	5,646	(2,211)	99
Non-cash impairment of goodwill and acquired intangible assets	—	18,425	28,740
Acquisition-related contingent consideration gain	—	(19,319)	—
Other losses (gains)	1,755	(2,827)	(4,388)
Deferred income taxes	(5,012)	(6,968)	(6,484)
Loss (Income) from unconsolidated affiliates	46	(206)	(942)
Accretion of convertible debt discount and amortization of debt issuance costs	2,934	1,096	7,672
Changes in working capital, net of amounts acquired:
Income taxes payable, net	5,642	7,160	4,215
Restricted cash	4,653	(10,328)	(2,010)
Inventory — PINs and other	(19)	5,918	(1,980)
Trade accounts receivable	(17,058)	(22,554)	(12,267)
Prepaid expenses and other current assets	(21,266)	1,228	(2,832)
Trade accounts payable	25,773	2,263	103,279
Deferred revenue	4,085	(2,375)	5,177
Accrued expenses and other current liabilities	42,376	31,999	(37,569)
Changes in noncurrent assets and liabilities	(373)	4,162	7,598
Net cash provided by operating activities	235,027	169,332	184,695
Cash flows from investing activities:
Acquisitions, net of cash acquired	(84,703)	(30,847)	(22,337)
Purchases of property and equipment	(63,098)	(40,903)	(46,212)
Purchases of other long-term assets	(5,950)	(6,258)	(4,439)
Proceeds from sale of equity method investment	—	7,609	—
Other, net	719	925	3,825
Net cash used in investing activities	(153,032)	(69,474)	(69,163)
Cash flows from financing activities:
Proceeds from issuance of shares	9,221	12,809	2,884
Repurchase of shares	(64,512)	—	(42,853)
Borrowings from revolving credit agreements	2,184,153	1,991,664	1,016,852
Repayments of revolving credit agreements	(2,307,622)	(2,077,774)	(888,733)
Proceeds from long-term debt obligations	411,500	—	—
Repayments of long-term debt obligations	(4,814)	(10,086)	(172,352)
Debt issuance costs	(13,259)	(163)	(1,888)
Repayments of capital lease obligations	(2,518)	(2,630)	(2,880)
Net borrowing from short-term debt obligations	4,336	1,343	187
Purchase of subsidiary shares from noncontrolling interests	—	(7,878)	(3,321)
Other, net	1,596	1,499	(472)
Net cash (used in) provided by financing activities	218,081	(91,216)	(92,576)
Effect of exchange rate changes on cash and cash equivalents	(41,892)	(251)	1,152
Increase in cash and cash equivalents	258,184	8,391	24,108
Cash and cash equivalents at beginning of period	209,826	201,435	177,327
Cash and cash equivalents at end of period	$468,010	$209,826	$201,435
Interest paid during the period	$7,685	$7,720	$12,502
Income taxes paid during the period	$39,574	$28,400	$27,275
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$56,554	$5,296	$—
Contingent consideration in connection with acquisition	$—	$21,725	$—
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Organization

Euronet Worldwide, Inc. (the “Company” or “Euronet”) was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services.

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
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with the tourism season. Additionally, the EFT Processing and epay Segments are impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the money transfer segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.

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
Depreciation is generally calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization rates are generally as follows:

ATMs or ATM upgrades	5 - 7 years
Computers and software	3 - 5 years
POS terminals	3 - 5 years
Vehicles and office equipment	3 - 10 years
Leasehold improvements	Over the lesser of the lease term or estimated useful life

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
ASC Topic 350 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The Company has a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test.
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
During the 2014 annual goodwill impairment test, the Company performed the two-step quantitative impairment test for all but one of the reporting units, including those which would qualify for the qualitative assessment. The quantitative impairment tests were performed to establish a current quantitative test for all reporting units which will used as bases for future qualitative assessments.
For the qualitative assessment performed on the one reporting unit, the Company concluded that it was more likely than not that the estimated fair value of reporting unit was more than its carrying value. As such, no further analysis was required.

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
No impairment charges were recorded as a result of the 2014 goodwill impairment test. During the 2013 annual goodwill impairment test, the Company completed the two-step quantitative impairment test for nine reporting units. As a result, the Company recorded a non-cash goodwill impairment charge of $18.4 million with respect to the epay Australia and epay Spain reporting units.
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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2012, the Company recorded a non-cash impairment charge of $5.2 million with respect to the customer relationships of the epay Brazil business. No impairment of long-lived assets was recorded during 2014 or 2013.

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
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate. Equity losses in affiliates are generally recognized until the Company's investment is zero. In July 2013, the Company completed the sale of its investment in epay Malaysia for $7.6 million, which resulted in the recognition of a $2.8 million gain. As of December 31, 2014 and 2013, the Company had no material investments in unconsolidated affiliates.

Index to Consolidated Financial Statements

Convertible notes
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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
Recently issued and adopted accounting pronouncements
Recently Issued - In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Recently Adopted - In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 as of January 1, 2014, and its adoption did not have a material impact on the Company's results of operations, cash flows or financial position.

(4) Stockholders' Equity

Earnings Per Share

Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's Common Stock, assumed vesting of restricted stock and the assumed conversion of the Company's convertible debt.

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2014	2013	2012
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,757,867	49,964,819	50,529,476
Incremental shares from assumed exercise of stock options and vesting of restricted stock	2,143,173	1,953,484	883,034
Incremental shares from assumed conversion of convertible debentures	—	64,317	—
Diluted weighted average shares outstanding	53,901,040	51,982,620	51,412,510

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2014, 2013 and 2012 of approximately 585,000, 438,000 and 3,679,000, respectively.
In October 2014, the Company issued convertible notes that, if converted, would have a potentially dilutive effect on its Common Stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing Common Stock for any conversion value in excess of the principal value. As of December 31, 2014, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of Common Stock exceeds the conversion price per share of Common Stock. Therefore, according to ASC Topic 260, Earnings per Share, these notes were not dilutive to earnings per share for the year ended December 31, 2014. See Note 10, Debt Obligations, for more information about the convertible notes.

Index to Consolidated Financial Statements

During 2013 and 2012, the Company had convertible debentures that, if converted, would have had a potentially dilutive effect on its Common Stock. In September 2013, the Company repurchased at par the remaining $3.6 million principal amount of the convertible debentures outstanding. Based on the evaluation of these debentures under ASC Topic 260, if dilutive, the impact of the contingently issuable shares was included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock had been met. Under the if-converted method, the dilutive effect of the assumed conversion of the debentures was 64,317 shares for the year ended December 31, 2013. The assumed conversion of the debentures was anti-dilutive for the year ended December 31, 2012.
Share repurchases
In August 2011, the Board of Directors authorized a stock repurchase program ("2011 program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. During 2012, the Company repurchased 2.0 million shares at an average purchase price per share of $21.60 for a total value of $42.9 million. The 2011 program expired in August 2013.
In September 2013, the Board of Directors authorized a stock repurchase program through September 19, 2015 ("2013 program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. No repurchases were made in 2014 or 2013 under the 2013 program. Repurchases under the 2013 program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
In conjunction with the October 2014 convertible note issuance, the Board of Directors approved a separate one-time stock repurchase which resulted in the purchase of 1.2 million shares at an average price per share of $53.47 for a total value of $64.5 million.
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
Accumulated other comprehensive loss
As of December 31, 2014 and 2013, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $87.7 million for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company recorded foreign currency translation gains of $0.8 million and $10.9 million, respectively. During 2013, the Company reclassified $0.3 million of foreign currency translation into the Consolidated Statements of Income. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ending December 31, 2014 and 2012.

Index to Consolidated Financial Statements

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
2014 Acquisitions
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
The Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results. The net assets of the Acquired Companies and their results from operations after the acquisition are included in the Money Transfer Segment's results.

Index to Consolidated Financial Statements

During the third and fourth quarters of 2014, the Company adjusted the purchase price allocation of the Acquired Companies and finalized the allocation as of December 31, 2014. Changes from the Company's preliminary estimates as of June 30, 2014 were not material to its consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of May 20, 2014
Cash and cash equivalents	$103,319
Derivative assets	26,597
Other current assets	2,895
Intangible assets	102,841
Other long-term assets	627
Total assets acquired	236,279

Trade accounts payable	(1,253)
Accrued expenses and other current liabilities	(7,037)
Derivative liabilities	(18,187)
Settlement obligations and customer deposits	(97,781)
Deferred tax liabilities	(22,822)
Other long-term liabilities	(677)
Total liabilities assumed	(147,757)

Goodwill	156,053

Net assets acquired	$244,575

The intangible assets of the Acquired Companies are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Proprietary software	$61,704	10 years
Customer relationships	26,764	8 - 10 years
Trade names	12,247	20 years
Non-compete agreements	2,126	3 years
Total intangible assets	$102,841

2013 Acquisitions
On January 4, 2013, the Company acquired all of the common stock of an Australian company, Pure Commerce Pty Limited (“Pure Commerce”), which offers industry leading currency conversion and multi-currency acquiring products to global, local and online merchant acquirers, banks and retailers. The purchase price consisted of cash of approximately $31.3 million, subject to customary purchase price adjustments, and $5.3 million of the Company's common stock. With respect to the stock portion of the purchase price and pursuant to the acquisition agreement, the Company issued at closing 224,425 shares of common stock to the shareholders of Pure Commerce. Further, Euronet agreed, pursuant to an earnout provision, to pay additional purchase consideration of up to $30.0 million Australian dollars if certain performance targets were met during the measurement period ending December 31, 2013. As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. Pure Commerce did not meet the minimum performance targets necessary to require the Company to pay contingent consideration. See Note 17, Financial Instruments and Fair Value Measurements, for additional information related to the contingent consideration liability.

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
In November 2012, the Company acquired certain assets and retail contracts of ezi-pay Limited ("ezi-pay"), which added additional product offerings, and processing and distribution services for New Zealand-specific brands to the Company's epay operations in Europe. The purchase price of approximately $19.7 million was paid from cash on hand. Additionally, $3.3 million in cash is being held in escrow to secure certain obligations of the sellers under the acquisition agreement.

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

Index to Consolidated Financial Statements

(6) Restricted Cash

The restricted cash balances as of December 31, 2014 and 2013 were as follows:

	As of December 31,
(in thousands)	2014	2013
Cash held in trust and/or cash held on behalf of others	$62,106	$71,003
Collateral on bank credit arrangements and other	5,922	6,984
Total	$68,028	$77,987

Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities by certain subsidiaries within the Company's epay and EFT Processing Segments. Amounts collected on behalf of certain mobile phone operators and/or merchants are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

(7)	Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2014 and 2013 are as follows:

	As of December 31,
(in thousands)	2014	2013
ATMs	$141,249	$132,315
POS terminals	48,674	49,427
Vehicles and office equipment	51,115	48,829
Computers and software	123,261	116,289
Land and buildings	615	697
	364,914	347,557
Less accumulated depreciation and amortization	(239,607)	(231,327)
Total	$125,307	$116,230

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2014, 2013 and 2012 was $42.0 million, $39.7 million and $38.7 million, respectively.

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$145,019	$(86,997)	$162,585	$(109,964)
Trademarks and trade names	54,473	(17,061)	46,129	(15,806)
Software	68,898	(8,145)	15,514	(6,276)
Non-compete agreements	3,030	(950)	1,725	(881)
Total	$271,420	$(113,153)	$225,953	$(132,927)

Index to Consolidated Financial Statements

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2013 and 2014:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2013	$83,389	$481,760	$565,149
Increases (decreases):
2013 acquisitions	33,279	27,917	61,196
Impairment	—	(18,425)	(18,425)
Amortization	(21,116)		(21,116)
Other (primarily changes in foreign currency exchange rates)	(2,526)	7,183	4,657
Balance as of December 31, 2013	93,026	498,435	591,461
Increases (decreases):
2014 acquisitions	102,841	156,053	258,894
Amortization	(24,433)	—	(24,433)
Other (primarily changes in foreign currency exchange rates)	(13,167)	(54,625)	(67,792)
Balance as of December 31, 2014	$158,267	$599,863	$758,130

The Company performs its annual goodwill impairment test during the fourth quarter of each year. The annual goodwill impairment test completed during the fourth quarter of 2014 resulted in no impairment charge. As a result of the 2013 and 2012 annual goodwill impairment tests, the Company recorded non-cash goodwill impairment charges of $18.4 million and $23.5 million, respectively.
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
Of the total goodwill balance of $599.9 million as of December 31, 2014, $370.7 million relates to the Money Transfer Segment, $171.0 million relates to the epay Segment and the remaining $58.2 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $24.4 million, $21.1 million and $22.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2014, is expected to total $22.0 million for 2015, $20.4 million for 2016, $18.3 million for 2017, $16.0 million for 2018 and $15.2 million for 2019.
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
The initial factor contributing to the impairment charges was changes in certain mobile operators' distribution strategies throughout 2012. These changes limited the Company's ability to distribute certain mobile operators' products in certain markets and had a negative impact on epay Brazil's 2012 results. While the changes affected the 2012 results, the Company continued to negotiate alternative arrangements with the mobile operators in order to regain profitability in Brazil. In the fourth quarter of 2012, the Company determined that these negotiations were not likely to result in arrangements that would restore its profitability from those products in the future.
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

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2014 and 2013 were as follows:

	As of December 31,
(in thousands)	2014	2013
Accrued expenses	$173,982	$84,586
Accrued amounts due to mobile operators and other content providers	64,839	78,398
Money transfer settlement obligations	96,795	49,757
Deferred income taxes	745	618
Total	$336,361	$213,359

Index to Consolidated Financial Statements

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2014 and 2013:

	As of December 31,
(in thousands)	2014	2013
Credit Facility:
Term loan, due 2019	$72,187	$68,000
Revolving credit agreements, due 2019	5,316	129,010
	77,503	197,010
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	337,986	—

Other Obligations	6,035	2,403

Total debt obligations	$421,524	$199,413
Short-term debt obligations and current maturities of long-term debt obligations	$(11,156)	$(10,903)
Long-term debt obligations	$410,368	$188,510

As of December 31, 2014, aggregate annual maturities of long-term debt are $5.2 million in 2015, $7.0 million in 2016, $8.9 million in 2017, $13.6 million in 2018, $42.8 million in 2019 and none thereafter. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2019.
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
Under the Credit Agreement, the Lenders have made available a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and a $75 million five-year term loan which has been reduced to $72.2 million as of December 31, 2014 through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans.
Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% (or 0.375% to 1.375% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is April 9, 2019, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rate of the Company's borrowings under the term loan and revolving credit facility was 1.5% and 11.3%, respectively, as of December 31, 2014, and 1.7% for each as of December 31, 2013.

Index to Consolidated Financial Statements

As of December 31, 2014 and 2013, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facility of $63.6 million and $58.7 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that may adjust each quarter based upon the Company's consolidated total leverage ratio. As of December 31, 2014 and 2013, the stand-by letters of credit interest charges were 1.38% and 1.50% per annum, respectively.
The Credit Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Agreement): (i) a Consolidated Total Leverage Ratio not to exceed 4.0 to 1.0; and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.5 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements (as defined in the Credit Agreement), the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt.
The Company and certain subsidiaries have guaranteed the repayment of obligations under the Credit Facility and have granted pledges of the shares of certain subsidiaries along with a security interest in certain other personal property collateral of the Company and certain subsidiaries.
Convertible Debt
On October 30, 2014, the Company completed the sale of $402.5 million of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to purchase their notes at par on October 1, 2020, and have additional options to require the Company to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company. In connection with the issuance of the Convertible Notes, the Company recorded $10.7 million in debt issuance costs, which are being amortized through October 1, 2020.
In accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt is allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid in capital of $66.1 million.
Contractual interest expense was $0.9 million and accretion expense was $1.6 million for the year ended December 31, 2014. The effective interest rate was 4.7% for the year ended December 31, 2014. As of December 31, 2014, unamortized discounts were $64.5 million, and will be amortized through October 1, 2020.
On October 4, 2005, the Company completed the sale of $175.0 million of Contingent Convertible Debentures Due 2025 (“2025 Convertible Debentures”). The 2025 Convertible Debentures had an interest rate of 3.5% per annum and were convertible into shares of Euronet Common Stock under certain circumstances. Holders of the 2025 Convertible Debentures had the option to require the Company to purchase their debentures at par on October 15, 2012 and most of them exercised their option which resulted in the Company purchasing $167.9 million of the 2025 Convertible Debentures. In September 2013, the Company repurchased at par the remaining principal amount of 2025 Convertible Debentures outstanding.
Contractual interest expense for the 2025 Convertible Debentures was $0.1 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively. The effective interest rate was 8.4% for all periods through October 15, 2012 and 3.5% thereafter. Discount accretion expense was $6.3 million for the year ended December 31, 2012.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and an overdraft credit facility that provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2014 and 2013, borrowings under these arrangements were $6.0 million and $2.4 million, respectively.

(11) Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging, primarily due to either the relatively short duration of the contract term or the effects of

Index to Consolidated Financial Statements

fluctuations in currency exchange rates are reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.
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
As of December 31, 2014, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $116 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
As discussed in Note 5, Acquisitions, on May 20, 2014, the Company acquired EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX. HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $37.3 million for the year ended December 31, 2014. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of December 31, 2014 was approximately $729 million. The significant majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$41,151	$75	Other current liabilities	$(36,439)	$(157)

Index to Consolidated Financial Statements

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2014 and 2013 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$41,151	$—	$41,151	$(28,113)	$(5,279)	$7,759

As of December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$96	$(21)	$75	$—	$—	$75
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(36,439)	$—	$(36,439)	$28,113	$176	$(8,150)

As of December 31, 2013
Derivatives subject to a master netting arrangement or similar agreement	$(178)	$21	$(157)	$—	$—	$(157)

Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2014	2013	2012
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss) gain, net	$2,300	$(850)	$(618)
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

Index to Consolidated Financial Statements

(12) Leases

Capital leases

The Company leases certain of its ATMs, computer equipment and vehicles under capital lease agreements that expire between the years of 2015 and 2019 and bear interest at rates between 2.2% and 14.4%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the assets and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2014 and 2013 were as follows:

	As of December 31,
(in thousands)	2014	2013
ATMs	$9,933	$10,427
Other	1,631	3,165
Subtotal	11,564	13,592
Less accumulated amortization	(1,748)	(6,591)
Total	$9,816	$7,001

Non-cash financing and investing activities for the years ended December 31, 2014, 2013 and 2012 represented capital lease obligations of $2.2 million, $0.9 million and $3.4 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

Operating leases

The Company has non-cancelable operating leases that expire between the years of 2015 and 2026. Certain of these leases contain renewal options and escalation provisions. The Company recognizes rent expense under the straight-line method over the term of the lease. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $57.0 million, $54.0 million and $49.0 million, respectively.

Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2014 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2015	$2,477	$54,174
2016	1,178	45,239
2017	703	32,158
2018	309	25,563
2019	9	15,789
Thereafter	—	13,743
Total minimum lease payments	4,676	$186,666
Less amounts representing interest	(312)
Present value of net minimum capital lease payments	4,364
Less current portion of obligations under capital leases	(2,216)
Obligations under capital leases, less current portion	$2,148

Index to Consolidated Financial Statements

(13) Income Taxes

The sources of income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 are presented as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Income (loss) before taxes:
United States	$7,337	$18,560	$(3,002)
Foreign	134,166	96,525	50,336
Total income before income taxes	$141,503	$115,085	$47,334

The Company's income tax expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Current tax expense:
U.S.	$133	$2,114	$6,363
Foreign	44,780	31,791	26,579
Total current	44,913	33,905	32,942
Deferred tax expense (benefit):
U.S.	628	(1,470)	369
Foreign	(5,526)	(4,703)	(6,374)
Total deferred	(4,898)	(6,173)	(6,005)
Total tax expense	$40,015	$27,732	$26,937

The following is a reconciliation of the federal statutory income tax rate of 35% to the effective income tax rate for 2014, 2013 and 2012:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
U.S. federal income tax expense at applicable statutory rate	$49,526	$40,280	$16,567
Tax effect of:
State income tax expense at statutory rates	(985)	1,756	1,514
Non-deductible expenses	4,943	4,926	426
Share-based compensation	(266)	(733)	(89)
Other permanent differences	(5,563)	(1,442)	1,096
Difference between U.S. federal and foreign tax rates	(13,677)	(9,519)	(8,407)
Provision in excess of statutory rates	955	1,180	(965)
Change in federal and foreign valuation allowance	4,357	(9,038)	6,882
Impairment of goodwill and acquired intangible assets	—	4,460	8,149
Acquisition-related contingent consideration gain	—	(6,762)	—
Other	725	2,624	1,764
Total income tax expense	$40,015	$27,732	$26,937
Effective tax rate	28.3%	24.1%	56.9%

Index to Consolidated Financial Statements

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2014	2013
Deferred tax assets:
Tax loss carryforwards	$31,411	$27,602
Share-based compensation	6,135	6,950
Accrued expenses	12,967	15,493
Property and equipment	2,229	5,764
Goodwill and intangible amortization	26,280	37,221
Intercompany notes	9,329	7,750
Accrued revenue	5,596	46
Other	10,155	9,654
Gross deferred tax assets	104,102	110,480
Valuation allowance	(49,449)	(80,995)
Net deferred tax assets	54,653	29,485
Deferred tax liabilities:
Intangibles related to purchase accounting	(25,422)	(10,993)
Goodwill and intangible amortization	(7,239)	(7,385)
Accrued expenses	(7,707)	(8,266)
Intercompany notes	(3,731)	(1,129)
Accrued interest	(23,628)	—
Capitalized research and development	(2,499)	(3,940)
Property and equipment	(1,809)	(2,866)
Accrued revenue	(2,126)	(102)
Other	(5,400)	(4,520)
Total deferred tax liabilities	(79,561)	(39,201)
Net deferred tax liabilities	$(24,908)	$(9,716)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2014 are expected to be allocated to income taxes in the Consolidated Statements of Income with the following exception. The tax benefit of net operating losses generated from share-based compensation have been excluded from the amounts disclosed for tax loss carryforwards and valuation allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $25.6 million will be allocated to additional paid-in capital when utilized to offset taxable income.

As of December 31, 2014, and 2013, the Company's U.S. federal and foreign tax loss carryforwards were $180.1 million and $155.8 million, respectively, and U.S. state tax loss carryforwards were $62.7 million and $56.4 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2014.

Index to Consolidated Financial Statements

As of December 31, 2014, the Company had U.S. federal and foreign tax net operating loss carryforwards of $180.1 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2015	$2,101	$515
2016	4,292	1,052
2017	2,146	495
2018	1,769	375
2019	2,111	513
Thereafter	137,859	43,422
Unlimited	29,822	7,369
Total	$180,100	$53,741

In addition, the Company's state tax net operating loss carryforwards of $62.7 million will expire periodically from 2015 through 2034.
No provision has been made in the accounts as of December 31, 2014 for U.S. federal and state income taxes which would be payable if the gross undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $684.9 million as of December 31, 2014. The determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Beginning balance	$14,242	$11,370
Additions based on tax positions related to the current year	2,427	5,570
Reductions for tax positions of prior years	(1,641)	(427)
Settlements	—	(2,271)
Ending balance	$15,028	$14,242

As of December 31, 2014 and 2013, approximately $10.1 million and $9.2 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Unrecognized tax benefits of approximately $1.8 million are presented in the December 31, 2014 financial statements as a reduction to the Company's deferred tax asset for tax loss carryforwards. Total estimated accrued interest and penalties related to the underpayment of income taxes was $2.8 million and $2.2 million as of December 31, 2014 and 2013, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2014:

Jurisdictions	Periods
U.S. (Federal)	2000 through 2002, 2004 through 2006, and 2010 through 2014
Spain	2009 through 2014
Australia	2010 through 2014
U.K.	2009 through 2014
Germany	2009 through 2014

Index to Consolidated Financial Statements

The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect the Company's operating results. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

(14) Valuation and Qualifying Accounts

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Beginning balance-allowance for doubtful accounts	$22,079	$21,512	$14,787
Additions-charged to expense	11,156	7,007	9,201
Amounts written off	(10,573)	(6,068)	(2,889)
Other (primarily changes in foreign currency exchange rates)	(2,116)	(372)	413
Ending balance-allowance for doubtful accounts	$20,546	$22,079	$21,512

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. Certain stock option grants vest over a five-year period, subject to the achievement of pre-determined performance targets. With the exception of certain awards made to the Company's employees in Germany, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2014, the Company has approximately 4.8 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $12.9 million, $11.5 million and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $0.8 million, $0.6 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Index to Consolidated Financial Statements

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2013 (1,839,633 shares exercisable)	4,067,411	$19.16
Granted	377,850	$55.94
Exercised	(561,399)	$16.58
Forfeited	(96,818)	$22.96
Balance at December 31, 2014	3,787,044	$23.11	6.4	$120,858
Exercisable at December 31, 2014	1,804,760	$15.45	5.5	$71,192
Vested and expected to vest at December 31, 2014	3,567,901	$22.20	6.3	$117,070

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $9.1 million, $13.6 million and $5.2 million in connection with stock options exercised in the years ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value of these options exercised was $18.2 million, $18.6 million and $7.4 million in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $14.6 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.6 years. The following table provides the fair value of options granted under the SCP during 2014, 2013 and 2012, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2014	2013	2012
Volatility	32.8%	41.94%	43.9%
Risk-free interest rate - weighted average	1.7%	1.6%	0.8%
Risk-free interest rate - range	1.67% to 1.88%	(a)	0.81% to 1.03%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.5 years	5.4 years	5.7 years
Weighted-average fair value (per share)	$18.57	$18.43	$9.46
(a) At the date of grant, the risk free rate for stock options awarded in 2013 was 1.6%.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	928,988	$23.69
Granted	188,289	$53.12
Vested	(338,540)	$21.69
Forfeited	(31,421)	$23.11
Nonvested at December 31, 2014	747,316	$32.03

Index to Consolidated Financial Statements

The fair value of shares vested in the years ended December 31, 2014, 2013 and 2012 was $14.9 million, $7.3 million and $6.9 million, respectively. As of December 31, 2014, there was $7.1 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.8 years. As of December 31, 2014, there was $11.1 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $53.12, $43.47 and $21.99 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2014, 2013 and 2012, the Company issued 50,470, 44,323 and 56,189 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $38.04, $25.06 and $15.42, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.5 million for the years ended December 31, 2014 and $0.2 million for each of the years ended December 31, 2013 and 2012. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2014, 2013 and 2012 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2014	2013	2012
Volatility - weighted average	32.6%	25.6%	29.7%
Volatility - range	26.6% to 43.4%	20.9% to 29.6%	22.6% to 35.2%
Risk-free interest rate - weighted average	0.03%	0.04%	0.07%
Risk-free interest rate - range	0.02% to 0.05%	0.02% to 0.08%	0.02% to 0.10%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$9.16	$5.72	$3.63

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

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$358,636	$783,781	$523,150	$(1,417)	$1,664,150
Operating expenses:
Direct operating costs	163,590	607,866	263,253	(1,230)	1,033,479
Salaries and benefits	47,148	56,402	115,419	24,251	243,220
Selling, general and administrative	25,730	42,542	77,305	11,688	157,265
Depreciation and amortization	30,847	15,901	24,432	275	71,455
Total operating expenses	267,315	722,711	480,409	34,984	1,505,419
Operating income (expense)	$91,321	$61,070	$42,741	$(36,401)	$158,731
Other income (expense)
Interest income					2,549
Interest expense					(12,330)
Loss from unconsolidated affiliates					(46)
Other losses					(1,755)
Foreign currency exchange loss, net					(5,646)
Total other expense, net					(17,228)
Income before income taxes					$141,503
Segment assets as of December 31, 2014	$390,398	$754,448	$837,360	$69,353	$2,051,559
Property and equipment, net as of December 31, 2014	$72,749	$24,859	$27,528	$171	$125,307

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$296,240	$748,680	$370,365	$(2,116)	$1,413,169
Operating expenses:
Direct operating costs	141,381	575,787	177,783	(2,023)	892,928
Salaries and benefits	40,150	57,251	88,222	22,621	208,244
Selling, general and administrative	23,141	41,000	54,870	10,416	129,427
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Goodwill and acquired intangible assets impairment	—	18,425	—	—	18,425
Depreciation and amortization	29,537	16,756	18,395	365	65,053
Total operating expenses	214,890	709,219	339,270	31,379	1,294,758
Operating income (expense)	$81,350	$39,461	$31,095	$(33,495)	$118,411
Other income (expense)
Interest income					1,998
Interest expense					(10,139)
Income from unconsolidated affiliates					206
Other gains, net					2,398
Foreign currency exchange gain, net					2,211
Total other expense, net					(3,326)
Income before income taxes					$115,085
Segment assets as of December 31, 2013	$347,073	$757,942	$472,465	$20,710	$1,598,190
Property and equipment, net as of December 31, 2013	$64,972	$27,176	$23,768	$314	$116,230

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2012
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$237,948	$714,125	$316,135	$(607)	$1,267,601
Operating expenses:
Direct operating costs	114,826	548,390	149,397	(554)	812,059
Salaries and benefits	32,784	53,399	75,540	22,332	184,055
Selling, general and administrative	20,628	44,496	47,673	7,778	120,575
Goodwill and acquired intangible assets impairment	—	28,740	—	—	28,740
Depreciation and amortization	25,302	19,599	18,902	364	64,167
Total operating expenses	193,540	694,624	291,512	29,920	1,209,596
Operating income (expense)	$44,408	$19,501	$24,623	$(30,527)	$58,005
Other income (expense)
Interest income					3,993
Interest expense					(19,653)
Income from unconsolidated affiliates					942
Other gains					4,146
Foreign currency exchange loss, net					(99)
Total other expense, net					(10,671)
Income before income taxes					$47,334
Segment assets as of December 31, 2012	$231,320	$840,513	$456,085	$23,722	$1,551,640
Property and equipment, net as of December 31, 2012	$62,359	$29,912	$22,856	$348	$115,475

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2014, 2013 and 2012, and property and equipment and total assets as of December 31, 2014 and 2013, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2014	2013	2012	2014	2013	2014	2013
United States	$440,166	$341,964	$294,122	$24,988	$22,556	$366,280	$275,115
Germany	389,060	336,551	276,862	13,649	12,162	362,156	366,695
United Kingdom	124,839	92,201	104,496	3,757	4,027	343,151	139,172
Poland	113,837	103,147	89,873	43,063	41,907	87,976	96,160
Australia	89,430	105,459	137,054	2,195	1,709	115,387	131,037
India	72,736	59,744	52,228	2,622	2,742	49,884	40,638
Spain	59,949	54,804	50,047	4,837	3,167	73,884	80,196
Italy	58,970	54,765	50,178	2,012	1,813	86,780	92,055
Greece	33,711	22,205	17,236	4,609	1,922	32,756	28,316
New Zealand	32,967	22,664	12,223	1,950	1,371	195,001	47,070
Other	248,485	219,665	183,282	21,625	22,854	338,304	301,736
Total foreign	1,223,984	1,071,205	973,479	100,319	93,674	1,685,279	1,323,075
Total	$1,664,150	$1,413,169	$1,267,601	$125,307	$116,230	$2,051,559	$1,598,190

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by the Company's software subsidiary, which are attributed to the U.S.

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

Index to Consolidated Financial Statements

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$41,151	$—	$41,151
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	(36,439)	$—	$(36,439)

		As of December 31, 2013
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$75	—	$75
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(157)	—	$(157)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2019 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate ("LIBOR") that resets at various intervals of less than one year. The Company estimates the fair value of the convertible notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2014, the fair value of the convertible notes was $408.0 million with a carrying value of $338.0 million.
Contingent Consideration Liability
The contingent consideration liability relating to the Pure Commerce acquisition was recorded at fair value using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are forecasted financial results, including estimates of future revenues, gross profit, and EBITDA (Level 3). As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. Changes in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of the contingent consideration liability are recorded as income or expense within operating income in the Company's Consolidated Statements of Income.
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
Impairment of goodwill and acquired intangible assets

Certain assets are measured at fair value on a non-recurring basis. In connection with the annual goodwill impairment test during the fourth quarters of 2013 and 2012, the Company assessed the fair value of goodwill and recorded goodwill impairment charges related to certain of its epay reporting units of $18.4 million and $23.5 million, respectively. The fair values were determined using significant unobservable inputs (Level 3). The fair values of goodwill related to impaired reporting units were determined by calculating the implied fair values as the excess of the fair value of the respective entity over the fair value of its net assets. Further, in 2012, the Company recorded an impairment charge of acquired intangible assets of $5.2 million, specifically related to customer relationship assets in Brazil. The acquired intangible asset impairment charge was measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset. No other assets were measured at fair value on a non-recurring basis during 2014, 2013, or 2012.

Index to Consolidated Financial Statements

(18) Computer Software to be Sold

Euronet engages in software development activities to continually improve the Company's core software products. The following table provides the detailed activity related to capitalized software development costs for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Beginning balance-capitalized development cost	$6,979	$5,274	$3,841
Additions	5,783	4,932	3,908
Amortization	(4,254)	(3,227)	(2,475)
Net capitalized development cost	$8,508	$6,979	$5,274

Research and development costs expensed for the years ended December 31, 2014, 2013 and 2012 were $2.9 million, $2.4 million and $1.9 million, respectively.

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

(20) Commitments

As of December 31, 2014, the Company had $101.7 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $4.2 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2014, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $15.0 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $25.8 million over the terms of the agreements with the customers.

Each of the Company's subsidiaries, once they reach a certain size, is required under the Credit Facility to provide a guarantee of all or a portion of the outstanding obligations under the Credit Facility depending upon whether the subsidiary is a domestic or foreign entity.
From time to time, the Company enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2014, the balance of ATM network cash for which the

Index to Consolidated Financial Statements

Company was responsible was approximately $471 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2014 or 2013.

(21) Related Party Transactions

The Company leases airplanes from companies partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplanes are leased for business use on a per flight hour basis with no minimum usage requirement. Euronet incurred expenses of $0.4 million, $0.3 million and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, for the use of these airplanes.

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

In June 2014, the Company signed an ATM operating agreement with Rontec Ltd., a U.K. company in which Gerald Ronson holds a majority of the shares. Mr. Ronson is the father-in-law of Paul Althasen, one of the Company's directors. This is a commercial agreement under which the Company leases ATM sites from Rontec Ltd. at rates which it considers to be competitive commercial rates. The Company paid $0.1 million under this agreement in 2014.

Index to Consolidated Financial Statements

(22) Selected Quarter Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2014
Revenues	$353,315	$395,462	$453,422	$461,951
Operating income	$24,382	$34,128	$50,732	$49,489
Net income	$15,933	$20,488	$34,909	$30,158
Net income attributable to Euronet Worldwide, Inc.	$16,022	$20,502	$35,037	$30,087
Earnings per common share:
Basic	$0.32	$0.40	$0.67	$0.58
Diluted	$0.30	$0.38	$0.64	$0.55
For the Year Ended December 31, 2013
Revenues	$335,644	$341,543	$360,580	$375,402
Operating income	$19,158	$27,800	$55,345	$16,108
Net income	$12,060	$18,165	$47,974	$9,154
Net income attributable to Euronet Worldwide, Inc.	$12,006	$18,111	$47,874	$9,995
Earnings per common share:
Basic	$0.24	$0.36	$0.96	$0.20
Diluted	$0.24	$0.35	$0.92	$0.19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management has excluded HiFX from our assessment of internal control over financial reporting, which was acquired in a purchase business combination during 2014 and whose total assets represent $367.4 million of the Company's consolidated total assets as of December 31, 2014 and $38.1 million of total revenues for the year ended December 31, 2014. Based on these criteria and our assessment, we have determined that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 27, 2015

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under Investor Relations/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Equity Compensation Plan Table" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, is incorporated herein by reference.

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

2.1
Share Purchase Agreement, dated as of March 7, 2014, among Euronet Worldwide, Inc. and the Sellers referenced therein. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 11, 2014 (File No. 001-31648) and incorporated herein by reference). (4)

3.1
Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 22, 2009 (File No. 001-31648) and incorporated by reference herein)

3.2
Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2009 (File No. 001-31648) and incorporated by reference herein)

3.3
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2013 (File No. 001-31648), and incorporated herein by reference)

3.4
Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 19, 2013 (File No. 001-31648), and incorporated herein by reference)

4.1
Rights Agreement, dated as of March 26, 2013, between Euronet Worldwide, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 29, 2013 (File No. 001-31648), and incorporated herein by reference)

4.2
Indenture, dated November 5, 2014, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated herein by reference)

4.3	Form of 1.50% Convertible Senior Note due 2044 (included as Exhibit A to Exhibit 4.2 above)

10.1
Euronet Worldwide, Inc. 2002 Stock Incentive Plan (Amended and Restated) (included as Appendix B to the Company's Definitive Proxy Statement filed on April 20, 2004 (File No. 000-22167), and incorporated by reference herein) (2)

10.2
Rules and Procedures for Euronet Matching Stock Option Grant Program (filed as Exhibit 10.3 to Company's Form 10-Q filed on November 14, 2002 (File No. 000-22167) and incorporated by reference herein) (2)

10.3
Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2006 (File No. 001-31648), and incorporated by reference herein) (2)

10.4
Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10- K filed February 28, 2007 (File No. 001-31648), and incorporated by reference herein) (2)

10.5
Employment Agreement dated June 19, 2007 between Euronet Worldwide, Inc. and Kevin J. Caponecchi (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2007 (File No. 001-31648), and incorporated by reference herein) (2)

10.6
Euronet Worldwide, Inc. Executive Annual Incentive Plan (filed as Appendix 2 to the Company's Definitive Proxy Statement filed on April 12, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.7
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Michael J. Brown, Chairman and Chief Executive Officer (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008 (File No. 001-31648), and incorporated by reference herein) (2)

10.8
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Rick L. Weller, Executive Vice President and Chief Financial Officer (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008 (File No. 001-31648), and incorporated by reference herein) (2)

10.9
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Jeffrey B. Newman, Executive Vice President and General Counsel (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008 (File No. 001-31648), and incorporated by reference herein) (2)

10.10
Amended and Restated Employment Agreement dated April 10, 2008 between Euronet Worldwide, Inc. and Juan C. Bianchi, Executive Vice President and Managing Director, Money Transfer Segment (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2008 (File No. 001-31648), and incorporated by reference herein) (2)

10.11	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2008 (File No. 001-31648), and incorporated by reference herein)

10.12
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix A to the Company's Definitive Proxy Statement filed on April 15, 2013 (File No. 001-31648), and incorporated by reference herein) (2)

10.13
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-31648) and incorporated by reference herein) (2)

10.14
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-31648) and incorporated by reference herein) (2)

10.15
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.16
Euronet Worldwide, Inc. Long-Term Incentive Stock Option Plan (1996), as amended (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.17
Euronet Worldwide, Inc. Stock Option Plan (1998), as amended (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.18
Employment Agreement dated February 24, 2011 between Euronet Card Services SA and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.19
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.20
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.21
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.22
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 (File No. 001-31648) and incorporated by reference herein)

10.23
Commitment Increase Agreement, dated as of October 11, 2012 by and among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers under the Master Revolving Commitments, certain Subsidiaries and Affiliates as Guarantors, the Incremental Commitment Lenders, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2012 (File No. 001-31648) and incorporated by reference herein)

10.24
Stock Purchase Agreement dated November 29, 2012, between Euronet Worldwide, Inc. and West Side Investment Management, Inc., a subsidiary of DST Systems, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2012 (File No. 001-31648) and incorporated by reference herein)

10.25
Amendment No. 1 dated April 9, 2014, to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, BMO Capital Markets and BBVA Compass Bank, as Syndication Agent and Wells Fargo as Documentation Agent (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-Q filed on May 2, 2014 (File No. 001-31648) and incorporated by reference herein)

10.26
Purchase Agreement, dated October 30, 2014, among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, for themselves and on behalf of several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated herein by reference)

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

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 27, 2015

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 24, 2015	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 24, 2015	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 24, 2015	Director

Andrzej Olechowski	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 24, 2015	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 24, 2015	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 24, 2015	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 24, 2015	Director

Lu M. Cordova	Director

/s/ Mark R. Callegari Mark R. Callegari February 24, 2015	Director