Form 10-Q
period 2015-03-31
EURONET WORLDWIDE INC
filed 2015-04-30
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

On April 27, 2015, Euronet Worldwide, Inc. had 51,878,731 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$480,712	$468,010
Restricted cash	42,097	68,028
Inventory — PINs and other	67,145	85,675
Trade accounts receivable, net of allowances for doubtful accounts of $19,503 at March 31, 2015 and $20,546 at December 31, 2014	298,190	375,579
Prepaid expenses and other current assets	147,954	108,624
Total current assets	1,036,098	1,105,916
Property and equipment, net of accumulated depreciation of $233,414 at March 31, 2015 and $239,607 at December 31, 2014	121,775	125,307
Goodwill	560,747	599,863
Acquired intangible assets, net of accumulated amortization of $114,790 at March 31, 2015 and $113,153 at December 31, 2014	144,270	158,267
Other assets, net of accumulated amortization of $31,837 at March 31, 2015 and $30,276 at December 31, 2014	60,147	62,206
Total assets	$1,923,037	$2,051,559
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$318,535	$445,984
Accrued expenses and other current liabilities	392,834	336,361
Current portion of capital lease obligations	2,186	2,216
Short-term debt obligations and current maturities of long-term debt obligations	10,453	11,156
Income taxes payable	12,224	19,248
Deferred revenue	31,837	33,916
Total current liabilities	768,069	848,881
Debt obligations, net of current portion	411,686	410,368
Capital lease obligations, net of current portion	3,177	2,148
Deferred income taxes	37,164	38,959
Other long-term liabilities	17,478	18,391
Total liabilities	1,237,574	1,318,747
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 56,804,302 issued at March 31, 2015 and 56,464,187 issued at December 31, 2014	1,136	1,129
Additional paid-in-capital	961,481	955,715
Treasury stock, at cost, 4,950,682 shares at March 31, 2015 and 4,867,420 shares at December 31, 2014	(138,695)	(133,788)
Retained earnings	12,797	5,619
Accumulated other comprehensive loss	(153,098)	(97,922)
Total Euronet Worldwide, Inc. stockholders’ equity	683,621	730,753
Noncontrolling interests	1,842	2,059
Total equity	685,463	732,812
Total liabilities and equity	$1,923,037	$2,051,559
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$395,162	$353,315
Operating expenses:
Direct operating costs	251,357	226,338
Salaries and benefits	60,328	53,574
Selling, general and administrative	34,034	32,871
Depreciation and amortization	17,280	16,150
Total operating expenses	362,999	328,933
Operating income	32,163	24,382
Other income (expense):
Interest income	609	532
Interest expense	(5,698)	(1,988)
Foreign currency exchange loss, net	(12,952)	(1,269)
Other expense, net	(18,041)	(2,725)
Income before income taxes	14,122	21,657
Income tax expense	(6,997)	(5,724)
Net income	7,125	15,933
Net loss attributable to noncontrolling interests	53	89
Net income attributable to Euronet Worldwide, Inc.	$7,178	$16,022

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.14	$0.32
Diluted	$0.13	$0.30

Weighted average shares outstanding:
Basic	51,673,160	50,788,219
Diluted	53,625,641	52,763,650
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$7,125	$15,933
Translation adjustment	(55,340)	3,199
Comprehensive (loss) income	(48,215)	19,132
Comprehensive loss attributable to noncontrolling interests	217	88
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(47,998)	$19,220
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$7,125	$15,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,280	16,150
Share-based compensation	2,875	3,137
Unrealized foreign exchange loss, net	12,952	(1,269)
Deferred income taxes	(612)	(1,661)
Accretion of convertible debt discount and amortization of debt issuance costs	3,014	297
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(5,092)	(2,223)
Restricted cash	22,726	8,405
Inventory — PINs and other	12,874	28,665
Trade accounts receivable	51,155	75,110
Prepaid expenses and other current assets	(43,700)	11,450
Trade accounts payable	(100,741)	(94,149)
Deferred revenue	548	449
Accrued expenses and other current liabilities	75,558	(8,467)
Changes in noncurrent assets and liabilities	(1,461)	1,232
Net cash provided by operating activities	54,501	53,059
Cash flows from investing activities:
Purchases of property and equipment	(13,433)	(11,049)
Purchases of other long-term assets	(1,806)	(1,327)
Other, net	456	131
Net cash used in investing activities	(14,783)	(12,245)
Cash flows from financing activities:
Proceeds from issuance of shares	2,350	2,045
Repurchase of shares	(4,997)	(560)
Borrowings from revolving credit agreements	252	413,913
Repayments of revolving credit agreements	—	(371,600)
Repayments of long-term debt obligations	(938)	(2,000)
Repayments of capital lease obligations	(697)	(629)
Repayments of short-term debt obligations, net	(600)	(1,337)
Other, net	262	(28)
Net cash (used in) provided by financing activities	(4,368)	39,804
Effect of exchange rate changes on cash and cash equivalents	(22,648)	1,856
Increase in cash and cash equivalents	12,702	82,474
Cash and cash equivalents at beginning of period	468,010	209,826

Cash and cash equivalents at end of period	$480,712	$292,300

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,118	$803
Income taxes paid during the period	$11,944	$8,207
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. (together with its subsidiaries, the “Company” or “Euronet”) is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; electronic distribution of prepaid mobile airtime and other electronic payment products; and global money transfer services.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014, including the notes thereto, set forth in the Company’s 2014 Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with tourism season. Additionally, the EFT Processing and epay Segments are impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the money transfer segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"), which requires that transaction costs related to the issuance of debt be deducted from the carrying value of the financial liability and not recorded as separate assets. ASU 2015-03 will become effective for the Company on January 1, 2016 and early adoption is permitted. The guidance is to be applied on a retrospective basis. Euronet has debt issuance costs which will be reclassified upon adoption of the guidance, but it is not expected to have a significant impact on the Company's financial position and it will have no impact upon the Company's results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB voted for a one-year deferral of the effective of the new revenue recognition standard. If approved, the new standard will become effective for the Company on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
	2015	2014
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,673,160	50,788,219
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,952,481	1,975,431
Diluted weighted average shares outstanding	53,625,641	52,763,650
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three months ended March 31, 2015 and 2014. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 991,000 and 763,000 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, the Company had convertible notes outstanding that, if converted, would have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of March 31, 2015, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock. Therefore, according to Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, these notes were not dilutive to earnings per share for the three months ended March 31, 2015. See Note 6, Debt Obligations, for more information about the convertible notes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $55.3 million and a gain of $3.2 million for the three months ended March 31, 2015 and 2014, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2015 and 2014.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2015 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2014	$158,267	$599,863	$758,130
Decreases:
Amortization	(6,192)	—	(6,192)
Other (primarily changes in foreign currency exchange rates)	(7,805)	(39,116)	(46,921)
Balance as of March 31, 2015	$144,270	$560,747	$705,017
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2015, is expected to total $14.3 million for the remainder of 2015, $19.0 million for 2016, $17.1 million for 2017, $15.0 million for 2018, $14.3 million for 2019 and $13.9 million for 2020.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2014 resulted in no impairment charge.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2014 annual impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Accrued expenses	$181,731	$137,543
Money transfer settlement obligations	83,032	96,795
Accrued amounts due to mobile operators and other content providers	63,912	64,839
Derivative liabilities	63,249	36,439
Deferred income taxes	910	745
Total	$392,834	$336,361

(6) DEBT OBLIGATIONS
A summary of debt obligation activity for the three months ended March 31, 2015 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	1.5% Convertible Debentures Due 2044	Term Loan A	Total
Balance as of December 31, 2014	$5,316	$6,035	$4,364	$337,986	$72,187	$425,888
Increases (decreases):
Net borrowings (repayments)	252	(600)	1,264	—	(938)	(22)
Accretion	—	—	—	2,425	—	2,425
Capital lease interest	—	—	86	—	—	86
Foreign currency exchange loss (gain)	48	(572)	(351)	—	—	(875)
Balance as of March 31, 2015	5,616	4,863	5,363	340,411	71,249	427,502
Less — current maturities	—	(4,828)	(2,186)	—	(5,625)	(12,639)
Long-term obligations as of March 31, 2015	$5,616	$35	$3,177	$340,411	$65,624	$414,863

Credit Facility
As of March 31, 2015, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $71.2 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and during the first quarter of 2015 was based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) rate or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 10.75% and 1.80%, respectively, as of March 31, 2015, excluding amortization of deferred financing costs.
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
In accordance with Accounting Standards Codification ("ASC") 470-20-30-27, proceeds from the issuance of convertible debt are allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid in capital of $66.1 million.
Contractual interest expense was $1.5 million and accretion expense was $2.4 million for the three months ended March 31, 2015. The effective interest rate was 4.7% for the three months ended March 31, 2015. As of March 31, 2015, the unamortized discount was $62.1 million, and will be amortized through October 1, 2020.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
As of March 31, 2015, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $119 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $15.7 million for the three months ended March 31, 2015. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of March 31, 2015 was approximately $802 million. The majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$68,452	$41,151	Other current liabilities	$(63,249)	$(36,439)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2015 and December 31, 2014 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$68,452	$—	$68,452	$(48,290)	$(8,053)	$12,109

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$41,151	$—	$41,151	$(28,113)	$(5,279)	$7,759
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(63,249)	$—	$(63,249)	$48,290	$4,233	$(10,726)

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$(36,439)	$—	$(36,439)	$28,113	$176	$(8,150)

Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2015	2014
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss, net	$1,889	$(747)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$68,452	$—	$68,452
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(63,249)	$—	$(63,249)

		As of December 31, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$41,151	$—	$41,151
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,439)	$—	$(36,439)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2015 and December 31, 2014, the fair values of the convertible notes were $432.3 million and $408.0 million, respectively, with carrying values of $340.4 million and $338.0 million, respectively.

(9) SEGMENT INFORMATION
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
The following tables present the Company’s reportable segment results for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$74,680	$175,925	$144,806	$(249)	$395,162
Operating expenses:
Direct operating costs	39,129	137,217	75,220	(209)	251,357
Salaries and benefits	11,006	12,045	31,093	6,184	60,328
Selling, general and administrative	5,770	8,013	17,961	2,290	34,034
Depreciation and amortization	7,405	3,077	6,728	70	17,280
Total operating expenses	63,310	160,352	131,002	8,335	362,999
Operating income (expense)	$11,370	$15,573	$13,804	$(8,584)	$32,163

	For the Three Months Ended March 31, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$74,605	$185,064	$94,000	$(354)	$353,315
Operating expenses:
Direct operating costs	37,338	143,341	45,972	(313)	226,338
Salaries and benefits	11,095	13,594	23,310	5,575	53,574
Selling, general and administrative	6,102	9,087	16,145	1,537	32,871
Depreciation and amortization	7,296	4,146	4,633	75	16,150
Total operating expenses	61,831	170,168	90,060	6,874	328,933
Operating income (expense)	$12,774	$14,896	$3,940	$(7,228)	$24,382

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
EFT Processing	$71,545	$72,749	$396,003	$390,398
epay	22,323	24,859	593,175	754,448
Money Transfer	27,722	27,528	863,072	837,360
Corporate Services, Eliminations and Other	185	171	70,787	69,353
Total	$121,775	$125,307	$1,923,037	$2,051,559

(10) INCOME TAXES
The Company's effective income tax rates were 49.5% and 26.4% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015 was significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rate for the three months ended March 31, 2015 was comparable to the rate for the three months ended March 31, 2014.
The Company's effective income tax rates for the three months ended March 31, 2015, as adjusted for foreign currency exchange losses, and 2014 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income.
(11) COMMITMENTS
As of March 31, 2015, the Company had $73.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $41.5 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.8 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2015, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $14.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $24.0 million over the terms of agreements with the customers.
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

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2015, the balance of ATM network cash for which the Company was responsible was approximately $390 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2015 or December 31, 2014.

(12) LITIGATION AND CONTINGENCIES

Contingencies
Unclaimed property compliance - In September 2013, the Company entered into a voluntary disclosure agreement with the Secretary of State of the State of Delaware to determine compliance with Delaware unclaimed property laws. Types of property under examination include, but are not limited to, certain unmatched receipts from money transfer agents, payroll checks, accounts payable checks and accounts receivable credits for the period 1996 through 2007. The total amount of exposure of this contingency is dependent upon the manner in which the State of Delaware applies its unclaimed property laws. The Company does not currently expect the outcome of this matter to have a material adverse effect on the Company's consolidated financial condition or results of operations.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Generally, the words "believe," "expect," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean the statement is not forward-looking. All statements other than statements of historical facts included in this document are forward-looking statements, including, but not limited to, statements regarding the following:

•	our business plans and financing plans and requirements;

•	trends affecting our business plans and financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	our ability to repay indebtedness;

•	our estimated capital expenditures;

•	the potential outcome of loss contingencies;

•	our expectations regarding the closing of any pending acquisitions;

•	business strategy;

•	government regulatory action;

•	technological advances; and

•	projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems, including our financial processing networks; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism and anti-bribery requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those other factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
We are a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 20,863 ATMs and approximately 76,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 672,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand name Ria, through a network of sending agents, Company-owned stores (primarily in North America and Europe) and our Ria website (riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 246,000 locations. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have five processing centers in Europe, four in Asia Pacific and two in North America. We have 30 principal offices in Europe, 11 in Asia Pacific, seven in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 70% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of our total consolidated revenues for the first quarter of 2015, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and fees received for other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 44% of our total consolidated revenues for the first quarter of 2015, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs, resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 37% of our total consolidated revenues for the first quarter of 2015, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America and Europe, and our websites riamoneytransfer.com, www.hifx.co.uk and www.hifx.com.au, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2015 and 2014 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$74,680	$74,605	$75	—%
epay	175,925	185,064	(9,139)	(5)%
Money Transfer	144,806	94,000	50,806	54%
Total	395,411	353,669	41,742	12%
Corporate services, eliminations and other	(249)	(354)	105	(30)%
Total	$395,162	$353,315	$41,847	12%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$11,370	$12,774	$(1,404)	(11)%
epay	15,573	14,896	677	5%
Money Transfer	13,804	3,940	9,864	250%
Total	40,747	31,610	9,137	29%
Corporate services, eliminations and other	(8,584)	(7,228)	(1,356)	19%
Total	$32,163	$24,382	$7,781	32%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. On average, the U.S. dollar was considerably stronger in the first quarter of 2015 than the same period of 2014 compared to currencies of most markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the first quarter of 2015 was 15% less due to the changes in foreign currency exchange rates when compared to the same period of 2014. This translation impact does not represent a realized reduction in our earnings since we typically do not repatriate our foreign earnings.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Decrease Percent
Currency (dollars per foreign currency)	2015	2014
Australian dollar	$0.7862	$0.8961	(12)%
Brazilian real	$0.3506	$0.4236	(17)%
British pound	$1.5149	$1.6551	(8)%
euro	$1.1265	$1.3703	(18)%
Hungarian forint	$0.0037	$0.0045	(18)%
Indian rupee	$0.0161	$0.0162	(1)%
Polish zloty	$0.2690	$0.3278	(18)%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2015 and 2014 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$74,680	$74,605	$75	—%
Operating expenses:
Direct operating costs	39,129	37,338	1,791	5%
Salaries and benefits	11,006	11,095	(89)	(1)%
Selling, general and administrative	5,770	6,102	(332)	(5)%
Depreciation and amortization	7,405	7,296	109	1%
Total operating expenses	63,310	61,831	1,479	2%
Operating income	$11,370	$12,774	$(1,404)	(11)%
Transactions processed (millions)	303	301	2	1%
ATMs as of March 31,	20,863	18,558	2,305	12%
Average ATMs	20,615	18,411	2,204	12%

Revenues
Our revenues for the first quarter of 2015 were largely unchanged when compared to the same period of 2014, primarily due to an increase in the number of ATMs under management being largely offset by the impact of the U.S. dollar strengthening against key foreign currencies. The increase in ATMs and POS devices under management also contributed to an increase in dynamic currency conversion ("DCC") revenues which were partly offset by a decrease in rates charged for certain debit and credit card outsourcing services as a result of our actions to amend and extend a contract with a large European customer.
Average monthly revenues per ATM were $1,208 for the first quarter of 2015 compared to $1,351 for the first quarter of 2014. The decrease was primarily due to the strengthening of the U.S. dollar against key foreign currencies, partly offset by revenue growth from an increase in ATMs under management and DCC. Revenues per transaction were $0.25 for both the first quarter of 2015 and 2014. Revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for the first quarter of 2015 compared to the same period of 2014, primarily due to an increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $35.6 million for the first quarter 2015 compared to $37.3 million for the first quarter of 2014. The decrease in gross profit was primarily due to the impact of the U.S dollar strengthening against key foreign currencies and decreases in rates charged for certain debit and credit card outsourcing services exceeding the growth in revenues from DCC and the increase in ATMs under management. Gross profit as a percentage of revenues (“gross margin”) was 47.6% for the first quarter of 2015 compared to 50.0% for the first quarter of 2014. The decrease in gross margin was primarily due to the decrease in rates charged for certain debit and credit card outsourcing services.
Salaries and benefits
The slight decrease in salaries and benefits for the first quarter of 2015 compared to the same period of 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies being largely offset by additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 14.7% for the first quarter of 2015 from 14.9% for first quarter of 2014. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first quarter of 2015 compared to the same period of 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by increased support costs as a result of the increase in the number of ATMs under management. As a percentage of revenues, these expenses decreased to 7.7% for the first quarter of 2015 from 8.2% for the first quarter of 2014. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs and POS devices under management, which require minimal incremental support costs.
Depreciation and amortization
The increase in depreciation and amortization expense for the first quarter of 2015 compared to the same period of 2014 was primarily due to an increase in depreciation on our ATMs under management and software assets, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense increased slightly to 9.9% for the first quarter of 2015 from 9.8% for the first quarter of 2014, primarily due to the growth in our ATMs under management and increased software capitalization.
Operating income
The decrease in operating income for the first quarter of 2015 compared to the same period of 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the decrease in rates charged for certain debit and credit card management services, partly offset by the increase in the number of ATMs under management and growth in revenues earned from DCC and other value added service transactions.
Operating income as a percentage of revenues (“operating margin”) decreased to 15.2% for the first quarter of 2015 from 17.1% for the first quarter of 2014 and operating income per transaction remained at $0.04 for the first quarter of 2015 and 2014. The decrease in operating margin was primarily due to the decrease in rates charged for certain debit and credit card management services.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2015 and 2014 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$175,925	$185,064	$(9,139)	(5)%
Operating expenses:
Direct operating costs	137,217	143,341	(6,124)	(4)%
Salaries and benefits	12,045	13,594	(1,549)	(11)%
Selling, general and administrative	8,013	9,087	(1,074)	(12)%
Depreciation and amortization	3,077	4,146	(1,069)	(26)%
Total operating expenses	160,352	170,168	(9,816)	(6)%
Operating income	$15,573	$14,896	$677	5%
Transactions processed (millions)	318	280	38	14%

Revenues
The decrease in revenues for the first quarter of 2015 compared to the same period of 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in prepaid mobile transactions processed in Brazil and the U.K. and lower rates charged for certain transactions in the U.S. Partially offsetting the decrease in revenues for the first quarter of 2015 was an increase in the number of non-mobile transactions processed in Germany and an increase in voucher redemptions in our cadooz subsidiary following strong year-end holiday sales.
We currently expect most of our future revenue growth in the epay segment to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) value added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction decreased to $0.55 for the first quarter of 2015 from $0.66 for the first quarter of 2014, primarily due to the impact of the U.S. dollar weakening against key foreign currencies and growth in the number of prepaid mobile transactions processed in India, where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed in Germany, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the first quarter of 2015 compared to the same period of 2014 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.K. and Brazil, partly offset by the increases in vouchers redeemed in our cadooz subsidiary and non-mobile transactions processed in Germany.
Gross profit
Gross profit was $38.7 million for the first quarter of 2015 compared to $41.7 million for the first quarter of 2014. The decrease in gross profit was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decreases in revenues in Brazil and the U.K., partly offset by growth in non-mobile transactions processed in Germany and the increase in vouchers redeemed in our cadooz subsidiary.
Gross margin decreased to 22.0% for the first quarter of 2015 from 22.5% for the same period of 2014, primarily due to a decrease in revenues in the Brazil and lower gross margins realized on voucher redemptions.

Salaries and benefits
The decrease in salaries and benefits for the first quarter of 2015 compared to the same period of 2014 was primarily due the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in bonus expense related to the improved results.
As a percentage of revenues, salaries and benefits decreased to 6.8% for the first quarter of 2015 compared to 7.3% for the same period of 2014, primarily due to transaction growth exceeding headcount growth.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first quarter of 2015 compared to the same period of 2014 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, selling, general and administrative expenses decreased to 4.6% for the first quarter of 2015 compared to 4.9% for the same period of 2014. The decrease for the first quarter of 2015 compared to same period of 2014 was due to transaction growth with little increase in support costs.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased for the first quarter of 2015 compared to the same period of 2014 primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and certain assets becoming fully depreciated without yet being replaced. As a percentage of revenues, depreciation and amortization expense decreased to 1.7% for the first quarter of 2015 from 2.2% for the first quarter of 2014 mainly as a result of the fully depreciated assets not being replaced.
Operating income
The increase in operating income for the first quarter of 2015 compared to the same period of 2014 was primarily due to the growth in transactions processed exceeding the growth in support costs, partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies.
Operating margin increased to 8.9% for the first quarter of 2015 from 8.0% for the same period of 2014, primarily due to the growth in transactions processed while keeping costs stable. Operating income per transaction remained at $0.05 for the first quarters of 2015 and 2014.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2015 and 2014 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase Amount	Increase Percent
Total revenues	$144,806	$94,000	$50,806	54%
Operating expenses:
Direct operating costs	75,220	45,972	29,248	64%
Salaries and benefits	31,093	23,310	7,783	33%
Selling, general and administrative	17,961	16,145	1,816	11%
Depreciation and amortization	6,728	4,633	2,095	45%
Total operating expenses	131,002	90,060	40,942	45%
Operating income	$13,804	$3,940	$9,864	250%
Transactions processed (millions)	13.9	8.8	5.1	58%
Revenues
The increase in revenues for the first quarter of 2015 compared to the same period of 2014 was primarily due to an increase in the number of money transfers processed, driven by growth in our U.S and foreign agent and correspondent payout networks, the April 2014 launch of the domestic Walmart money transfer product and the impact of our May 2014 acquisition of EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX. The increase was partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $10.42 for the first quarter of 2015 from $10.68 for the first quarter of 2014, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services. Partly offsetting these decreases in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the first quarter of 2015 compared to the same period of 2014 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations. Partly offsetting the increase in direct operating costs was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $69.6 million for the first quarter of 2015 compared to $48.0 million for the first quarter of 2014. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisition of HiFX. Partly offsetting the increase in gross profit was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross margin decreased to 48.1% for the first quarter 2015 from 51.1% for first quarter of 2014, primarily due to the launch of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.
Salaries and benefits
The increase in salaries and benefits for the first quarter of 2015 compared to the same period of 2014 was primarily due to the impact of our acquisition of HiFX and an increase in headcount as a result of the launch of our Walmart money transfer product, the development of our online money transfer service and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 21.5% for the first quarter of 2015 from 24.8% for first quarter of 2014, primarily due to the increase in the number of money transfers processed in the U.S, which did not require a similar increase in support costs.
Selling, general, and administrative
The increase in selling, general and administrative expenses for the first quarter of 2015 compared to the same period of 2014 was primarily due to the impact of our acquisition of HiFX and expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. Partly offsetting the increase in selling, general and administrative expenses was the impact of the U.S. dollar strengthening against key foreign currencies and the write-down of certain customer acquisition costs in the first quarter of 2014.
As a percentage of revenues, selling, general and administrative expenses decreased to 12.4% for the first quarter of 2015 from 17.2% for the same period of 2014, primarily due to an increase in the number of money transfers processed in the U.S., which did not require a similar increase in support costs and the first quarter 2014 write-down of certain customer acquisition costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization for the first quarter of 2015 compared to the same period of 2014 was primarily due to the amortization of intangible assets related to the acquisition of HiFX and investments made to support the growth in the business. As a percentage of revenues, depreciation and amortization decreased to 4.6% for the first quarter of 2015 from 4.9% for the same period of 2014. This decrease was primarily due to the revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.
Operating income
The increase in operating income for the first quarter of 2015 compared to the same period of 2014 was primarily due to the increase in the number of money transfers processed, the impact of our acquisition of HiFX and the write-down of certain customer acquisition costs during the first quarter of 2014, partly offset by an increase in salaries and benefits and other costs to support the growth in the business. Also partly offsetting the increase in operating income was the impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, operating margin increased to 9.5% for the first quarter of 2015 from 4.2% for same period of 2014, primarily due to the increase in the number of money transfers processed in the U.S., the acquisition of HiFX and the write-down of certain customer acquisition costs in the first quarter of 2014.
Operating income per transaction increased to $0.99 for the first quarter of 2015 from $0.45 for the same period of 2014, primarily due to the increase in the number of money transfers processed, which did not require a similar increase in support costs, along with the impact of the higher margin HiFX transactions and the first quarter 2014 write-down of customer acquisition costs, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2015 and 2014 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,184	$5,575	$609	11%
Selling, general and administrative	2,330	1,578	752	48%
Depreciation and amortization	70	75	(5)	(7)%
Total operating expenses	$8,584	$7,228	$1,356	19%

Corporate operating expenses
Overall, operating expenses for Corporate Services increased for the first quarter of 2015 compared to the same period of 2014. The increase in salaries and benefits was primarily due to increased headcount, employee raises and an increase in bonus expense related to the timing of meeting higher bonus targets. The increase in selling, general and administrative expense was primarily due to a charge for a contingency related to a prior year.

OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase Percent
Interest income	609	532	77	14%
Interest expense	(5,698)	(1,988)	(3,710)	187%
Foreign currency exchange loss, net	(12,952)	(1,269)	(11,683)	n/m
Other expense, net	$(18,041)	$(2,725)	$(15,316)	n/m
________________
n/m — Not meaningful
Interest income
The increase in interest income for the first quarter of 2015 compared to the same period of 2014 was primarily due to an increase in interest earned on customer funds held on deposit related to money transfer operations.
Interest expense
The increase in interest expense for the first quarter of 2015 compared to the same period of 2014 was the result of the issuance of the Convertible Notes in the fourth quarter of 2014, partly offset by lower average borrowings outstanding under our revolving credit facility during the period.

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
We recorded a net foreign currency exchange loss of $13.0 million and $1.3 million for the first quarter of 2015 and 2014, respectively. These realized and unrealized net foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
INCOME TAX EXPENSE
The Company's effective income tax rates were 49.5% and 26.4% for the first quarter of 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015 was significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rate was 26.3% for the three months ended March 31, 2015.
The Company's effective income tax rates for the three months ended March 31, 2015, as adjusted for foreign currency exchange losses, and 2014 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. Other than the impact of foreign currency exchange losses, there was no material change in the effective income tax rate for the three months ended March 31, 2015 compared to the same period of 2014.
NET INCOME OR LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solutions Partners	51%	EFT - UAE
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $7.2 million for the first quarter of 2015 compared to $16.0 million for the first quarter of 2014. As more fully discussed above, the $8.8 million decrease in net income was primarily due to an increase in net foreign currency exchange loss of $11.7 million, an increase in interest expense of $3.7 million and an increase in income tax expense of $1.3 million. These decreases to net income were partly offset by an increase in operating income of $7.8 million and a decrease in other non-operating costs of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2015 and December 31, 2014, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $268.0 million and $257.0 million, respectively. Our ratio of current assets to current liabilities at March 31, 2015 and December 31, 2014 was 1.35 and 1.30, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of Ria's consumer-to-consumer money transfers services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of March 31, 2015, we had approximately $75 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $480.7 million at March 31, 2015, of which $345.5 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
Liquidity	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$54,501	$53,059
Investing activities	(14,783)	(12,245)
Financing activities	(4,368)	39,804
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22,648)	1,856
Increase in cash and cash equivalents	$12,702	$82,474

Operating activity cash flow
Cash flows provided by operating activities were $54.5 million for the first three months of 2015 compared to $53.1 million for the first three months of 2014. The increase is primarily due to improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $14.8 million for the first three months of 2015 compared to $12.2 million for the first three months of 2014. During the first three months of 2015, we used $13.4 million for purchases of property and equipment compared to $11.0 million during the first three months of 2014; the increase was primarily related to ATM network expansion. Cash used for software development and other investing activities totaled $1.4 million for the first three months of 2015 compared to $1.2 million for the same period of 2014.

Financing activity cash flow
Cash flows used in financing activities were $4.4 million for the first three months of 2015 compared to cash flows provided by financing activities of $39.8 million for the first three months of 2014. Our financing activities for the first three months of 2015 consisted of net debt payments of $1.3 million compared to net borrowings of $39.0 million for the first three months of 2014. The decrease in net borrowings during the first three months of 2015 compared to the same period of 2014 was the result of having adequate cash on hand from the fourth quarter 2014 issuance of the Convertible Notes compared to borrowings needed for working capital purposes in the first quarter of 2014. Additionally, we used $0.7 million and $0.6 million during the first three months of 2015 and 2014, respectively, for capital lease repayments. During the first three months of 2015, we paid $4.9 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $0.6 million for the same period of 2014; we also purchased $0.1 million of our stock in the open market during the first three months of 2015. We received proceeds from stock option exercises of $2.4 million and $2.0 million for the first three months of 2015 and 2014, respectively.
Other sources of capital
Credit Facility
As of March 31, 2015, we had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $71.2 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. The Credit Facility expires April 9, 2019. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of March 31, 2015, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of March 31, 2015, we had borrowings of $71.2 million outstanding under Term Loan A. We had $5.6 million of borrowings and $41.5 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2015. The remaining $552.9 million under the revolving credit facility was available for borrowing. As of March 31, 2015, our weighted average interest rates under the revolving credit facility and Term Loan A were 10.75% and 1.80%, respectively, excluding amortization of deferred financing costs.
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
Short-term debt obligations - Short-term debt obligations as of March 31, 2015 were primarily comprised of $5.6 million of payments due in the next twelve months under Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $4.9 million outstanding under these facilities as of March 31, 2015.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first three months of 2015 were $14.8 million. These capital expenditures were made primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2015 are currently estimated to range from approximately $55.0 million to $65.0 million.

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
Share repurchase plan
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 Program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. We purchased 1,600 shares for $85 thousand during the first quarter of 2015.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2015, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2015. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2015, our future contractual obligations have not changed significantly from the amounts reported within our 2014 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2015, our total debt outstanding was $427.5 million. Of this amount, $340.4 million, 80% of our total debt obligations, relates to our Convertible Notes having a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest of 1.5% of the principal amount per annum. Based on quoted market prices, as of March 31, 2015, the fair value of our fixed rate Convertible Notes was $432.3 million, compared to a carrying value of $340.4 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $81.7 million, or 19% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.3 million.
The remaining $5.4 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2015 and 2019.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2015, approximately 70% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the Australian dollar, Brazilian real, British pound, euro, Indian Rupee, Hungarian forint and Polish zloty. As of March 31, 2015, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $50 million to $55 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $60 million to $65 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. We enter into foreign currency forwards and cross-currency swaps, to minimize exposure related to fluctuations in foreign currency exchange rates. As of March 31, 2015, we had foreign currency derivative contracts outstanding with a notional value of $921 million, primarily in Australian dollars, British pounds, euros and Mexican pesos, that were not designated as hedges and mature within the next twelve months. See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.
The discussion regarding contingencies in Part I, Item 1 — Financial Statements (Unaudited), Note 12, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as may be updated in our subsequent filings with the SEC, before making an investment decision. Our operations are subject to a number of risks and uncertainties, including the risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1 - January 31, 2015	—	$—	—	$100,000,000
February 1 - February 28, 2015	—	—	—	100,000,000
March 1, 2014 - March 31, 2015	1,600	53.07	1,600	99,915,058
Total	1,600	$53.07	1,600
(1) In September 2013, the Board of Directors authorized a stock repurchase program allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. As of March 31, 2015, the maximum number of shares that could be purchased by Euronet under the program was $99.9 million in value or 4,998,400 shares.

ITEM 6. EXHIBITS

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
April 29, 2015
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer