Form 10-Q
period 2015-06-30
EURONET WORLDWIDE INC
filed 2015-07-31
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On July 30, 2015, Euronet Worldwide, Inc. had 52,717,405 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$538,075	$468,010
Restricted cash	45,865	68,028
Inventory — PINs and other	59,404	85,675
Trade accounts receivable, net of allowances for doubtful accounts of $18,832 at June 30, 2015 and $20,546 at December 31, 2014	325,848	375,579
Prepaid expenses and other current assets	121,273	108,624
Total current assets	1,090,465	1,105,916
Property and equipment, net of accumulated depreciation of $242,024 at June 30, 2015 and $239,607 at December 31, 2014	140,070	125,307
Goodwill	605,265	599,863
Acquired intangible assets, net of accumulated amortization of $121,854 at June 30, 2015 and $113,153 at December 31, 2014	176,052	158,267
Other assets, net of accumulated amortization of $33,920 at June 30, 2015 and $30,276 at December 31, 2014	61,098	62,206
Total assets	$2,072,950	$2,051,559
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$393,817	$445,984
Accrued expenses and other current liabilities	393,071	336,361
Current portion of capital lease obligations	2,241	2,216
Short-term debt obligations and current maturities of long-term debt obligations	14,653	11,156
Income taxes payable	11,695	19,248
Deferred revenue	32,342	33,916
Total current liabilities	847,819	848,881
Debt obligations, net of current portion	415,455	410,368
Capital lease obligations, net of current portion	3,739	2,148
Deferred income taxes	46,210	38,959
Other long-term liabilities	18,492	18,391
Total liabilities	1,331,715	1,318,747
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 56,979,239 issued at June 30, 2015 and 56,464,187 issued at December 31, 2014	1,140	1,129
Additional paid-in-capital	970,162	955,715
Treasury stock, at cost, 4,939,904 shares at June 30, 2015 and 4,867,420 shares at December 31, 2014	(138,472)	(133,788)
Retained earnings	39,606	5,619
Accumulated other comprehensive loss	(132,747)	(97,922)
Total Euronet Worldwide, Inc. stockholders’ equity	739,689	730,753
Noncontrolling interests	1,546	2,059
Total equity	741,235	732,812
Total liabilities and equity	$2,072,950	$2,051,559
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$425,148	$395,462	$820,310	$748,777
Operating expenses:
Direct operating costs	258,079	242,637	509,436	468,975
Salaries and benefits	64,760	60,368	125,088	113,942
Selling, general and administrative	38,616	40,981	72,650	73,852
Depreciation and amortization	16,513	17,348	33,793	33,498
Total operating expenses	377,968	361,334	740,967	690,267
Operating income	47,180	34,128	79,343	58,510
Other income (expense):
Interest income	494	627	1,103	1,159
Interest expense	(6,094)	(2,442)	(11,792)	(4,430)
Loss from unconsolidated affiliates	—	(31)	—	(31)
Foreign currency exchange loss, net	(5,104)	(3,087)	(18,056)	(4,356)
Other gains	388	—	388	—
Other expense, net	(10,316)	(4,933)	(28,357)	(7,658)
Income before income taxes	36,864	29,195	50,986	50,852
Income tax expense	(10,343)	(8,707)	(17,340)	(14,431)
Net income	26,521	20,488	33,646	36,421
Net loss attributable to noncontrolling interests	288	14	341	103
Net income attributable to Euronet Worldwide, Inc.	$26,809	$20,502	$33,987	$36,524

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.52	$0.40	$0.66	$0.71
Diluted	$0.50	$0.38	$0.64	$0.69

Weighted average shares outstanding:
Basic	51,935,757	51,675,775	51,804,459	51,231,997
Diluted	53,658,504	53,773,759	53,492,580	53,279,782
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$26,521	$20,488	$33,646	$36,421
Translation adjustment	20,400	4,137	(34,940)	7,336
Comprehensive (loss) income	46,921	24,625	(1,294)	43,757
Comprehensive loss attributable to noncontrolling interests	239	26	456	114
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$47,160	$24,651	$(838)	$43,871
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Net income	$33,646	$36,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,793	33,498
Share-based compensation	6,415	6,511
Unrealized foreign exchange loss, net	18,056	4,356
Deferred income taxes	(665)	(2,896)
Loss from unconsolidated affiliates	—	31
Accretion of convertible debt discount and amortization of debt issuance costs	6,066	583
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(5,424)	(1,113)
Restricted cash	19,359	16,574
Inventory — PINs and other	22,012	24,720
Trade accounts receivable	42,704	53,423
Prepaid expenses and other current assets	(14,726)	5,637
Trade accounts payable	(33,814)	(69,469)
Deferred revenue	304	(2,298)
Accrued expenses and other current liabilities	29,909	(4,598)
Changes in noncurrent assets and liabilities	(707)	1,744
Net cash provided by operating activities	156,928	103,124
Cash flows from investing activities:
Acquisitions, net of cash acquired	(29,264)	(83,408)
Purchases of property and equipment	(34,396)	(29,268)
Purchases of other long-term assets	(3,347)	(2,922)
Other, net	799	206
Net cash used in investing activities	(66,208)	(115,392)
Cash flows from financing activities:
Proceeds from issuance of shares	4,629	5,914
Repurchase of shares	(5,143)	(766)
Borrowings from revolving credit agreements	119,580	1,206,556
Repayments of revolving credit agreements	(116,790)	(1,008,600)
Proceeds from long-term debt obligations	—	9,000
Repayments of long-term debt obligations	(2,344)	(2,938)
Repayments of capital lease obligations	(1,689)	(1,231)
Borrowings from short-term debt obligations, net	1,474	3,597
Other, net	481	(2,154)
Net cash provided by financing activities	198	209,378
Effect of exchange rate changes on cash and cash equivalents	(20,853)	1,434
Increase in cash and cash equivalents	70,065	198,544
Cash and cash equivalents at beginning of period	468,010	209,826

Cash and cash equivalents at end of period	$538,075	$408,370

Supplemental disclosure of cash flow information:
Interest paid during the period	$5,050	$3,314
Income taxes paid during the period	$21,510	$17,655
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisitions	$2,962	$56,554
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014, including the notes thereto, set forth in the Company’s 2014 Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
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

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, Inventory ("ASU 2015-11"), which simplifies the valuation of inventory by using the lower of cost or net realizable value. ASU 2015-11 will become effective for the Company on January 1, 2017 and early adoption is permitted. The guidance is to be applied on a prospective basis. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,935,757	51,675,775	51,804,459	51,231,997
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,722,747	2,097,984	1,688,121	2,047,785
Diluted weighted average shares outstanding	53,658,504	53,773,759	53,492,580	53,279,782
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and six months ended June 30, 2015 and 2014. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 620,000 and 888,000 for the three and six months ended June 30, 2015, respectively, and approximately 674,000 for both the three and six months ended June 30, 2014.

During the six months ended June 30, 2015, the Company had convertible notes outstanding that, if converted, would have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of June 30, 2015, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock. Therefore, according to Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, these notes were not dilutive to earnings per share for the three and six months ended June 30, 2015. See Note 7, Debt Obligations, for more information about the convertible notes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $20.4 million and a loss of $34.9 million for the three and six months ended June 30, 2015, respectively, and gains of $4.1 million and $7.3 million for the three and six months ended June 30, 2014, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

(4) ACQUISITION
On June 17, 2015, the Company completed the acquisition of all of the capital stock of IME (M) Sdn Bhd and certain affiliated companies ("IME") pursuant to a Share Purchase Agreement (the "Purchase Agreement") among the Company and the selling shareholders of IME (the "Sellers"). IME is a leading Malaysian-based money transfer provider and provides the Money Transfer Segment with immediate entry into the Asian and Middle East send markets.
Under the terms of the Purchase Agreement, the Sellers received purchase consideration (the "Purchase Consideration") of $79.6 million in cash and 49,941 shares of Euronet common stock, with a fair value at date of acquisition of $3.0 million. A portion of the Purchase Consideration was placed in escrow at closing as security for the Sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the Sellers at various defined dates over five years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
The Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results. The net assets of the IME and its results from operations are included in the Money Transfer Segment's results.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of June 17, 2015
Cash and cash equivalents	$33,229
Other current assets	17,052
Intangible assets	35,130
Other long-term assets	5,253
Total assets acquired	90,664

Trade accounts payable	(1,894)
Accrued expenses and other current liabilities	(1,555)
Settlement obligations and customer deposits	(27,700)
Deferred tax liabilities	(9,122)
Other long-term liabilities	(858)
Total liabilities assumed	(41,129)

Goodwill	33,092

Net assets acquired	$82,627

The intangible assets of IME are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Customer relationships	$33,940	8 years
Trade names	650	2 years
Non-compete agreements	540	5 years
Total intangible assets	$35,130

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2015 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2014	$158,267	$599,863	$758,130
Increases (Decreases):
Acquisition	35,130	33,092	68,222
Amortization	(11,446)	—	(11,446)
Other (primarily changes in foreign currency exchange rates)	(5,899)	(27,690)	(33,589)
Balance as of June 30, 2015	$176,052	$605,265	$781,317
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2015, is expected to total $14.3 million for the remainder of 2015, $19.0 million for 2016, $17.1 million for 2017, $15.0 million for 2018, $14.3 million for 2019 and $13.9 million for 2020.
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

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2015	December 31, 2014
Accrued expenses	$112,689	$97,115
Money transfer settlement obligations	184,934	137,285
Accrued amounts due to mobile operators and other content providers	46,751	64,839
Derivative liabilities	47,422	36,439
Deferred income taxes	1,275	683
Total	$393,071	$336,361

(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the six months ended June 30, 2015 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	1.5% Convertible Debentures Due 2044	Term Loan A	Total
Balance as of December 31, 2014	$5,316	$6,035	$4,364	$337,986	$72,187	$425,888
Increases (decreases):
Net borrowings (repayments)	1,743	3,807	1,719	—	(2,344)	4,925
Accretion	—	—	—	4,882	—	4,882
Capital lease interest	—	—	173	—	—	173
Foreign currency exchange gain	962	(466)	(276)	—	—	220
Balance as of June 30, 2015	8,021	9,376	5,980	342,868	69,843	436,088
Less — current maturities	—	(8,559)	(2,241)	—	(6,094)	(16,894)
Long-term obligations as of June 30, 2015	$8,021	$817	$3,739	$342,868	$63,749	$419,194

Credit Facility
As of June 30, 2015, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $69.8 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and during the second quarter of 2015 was based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) rate or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 10.75% and 1.81%, respectively, as of June 30, 2015, excluding amortization of deferred financing costs.
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
Contractual interest expense was $1.5 million and $3.0 million for the three and six months ended June 30, 2015. Accretion expense was $2.5 million and $4.9 million for the three and six months ended June 30, 2015. The effective interest rate was 4.7% for the three and six months ended June 30, 2015. As of June 30, 2015, the unamortized discount was $59.6 million, and will be amortized through October 1, 2020.

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-

currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates are reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.
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
As of June 30, 2015, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $158 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $15.9 million and $31.6 million for the three and six months ended June 30, 2015, respectively, and $7.1 million for the three months ended June 30, 2014. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of June 30, 2015 was approximately $770 million. The majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$50,881	$41,151	Other current liabilities	$(47,422)	$(36,439)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2015 and December 31, 2014 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$50,881	$—	$50,881	$(31,897)	$(7,757)	$11,227

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$41,151	$—	$41,151	$(28,113)	$(5,279)	$7,759
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(47,422)	$—	$(47,422)	$31,897	$5,401	$(10,124)

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$(36,439)	$—	$(36,439)	$28,113	$176	$(8,150)

Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014:

		Amount of Loss Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2015	2014	2015	2014
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss, net	$(1,923)	$(406)	$(34)	$(1,153)
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

(9) FAIR VALUE MEASUREMENTS
Fair value measurements used in the unaudited consolidated financial statements are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50,881	$—	$50,881
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(47,422)	$—	$(47,422)

		As of December 31, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$41,151	$—	$41,151
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,439)	$—	$(36,439)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2015 and December 31, 2014, the fair values of the convertible notes were $448.5 million and $408.0 million, respectively, with carrying values of $342.9 million and $338.0 million, respectively.

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
The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$93,075	$166,824	$165,651	$(402)	$425,148
Operating expenses:
Direct operating costs	45,075	126,519	86,860	(375)	258,079
Salaries and benefits	11,598	12,382	33,301	7,479	64,760
Selling, general and administrative	6,610	9,015	21,772	1,219	38,616
Depreciation and amortization	7,754	2,728	5,964	67	16,513
Total operating expenses	71,037	150,644	147,897	8,390	377,968
Operating income (expense)	$22,038	$16,180	$17,754	$(8,792)	$47,180

	For the Three Months Ended June 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$89,472	$181,979	$124,318	$(307)	$395,462
Operating expenses:
Direct operating costs	41,823	138,522	62,558	(266)	242,637
Salaries and benefits	11,877	13,906	27,943	6,642	60,368
Selling, general and administrative	6,549	11,186	17,546	5,700	40,981
Depreciation and amortization	7,645	4,179	5,458	66	17,348
Total operating expenses	67,894	167,793	113,505	12,142	361,334
Operating income (expense)	$21,578	$14,186	$10,813	$(12,449)	$34,128

	For the Six Months Ended June 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$167,755	$342,749	$310,457	$(651)	$820,310
Operating expenses:
Direct operating costs	84,204	263,736	162,080	(584)	509,436
Salaries and benefits	22,604	24,427	64,394	13,663	125,088
Selling, general and administrative	12,380	17,028	39,733	3,509	72,650
Depreciation and amortization	15,159	5,805	12,692	137	33,793
Total operating expenses	134,347	310,996	278,899	16,725	740,967
Operating income (expense)	$33,408	$31,753	$31,558	$(17,376)	$79,343

	For the Six Months Ended June 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$164,077	$367,043	$218,318	$(661)	$748,777
Operating expenses:
Direct operating costs	79,161	281,863	108,530	(579)	468,975
Salaries and benefits	22,972	27,500	51,253	12,217	113,942
Selling, general and administrative	12,651	20,273	33,691	7,237	73,852
Depreciation and amortization	14,941	8,325	10,091	141	33,498
Total operating expenses	129,725	337,961	203,565	19,016	690,267
Operating income (expense)	$34,352	$29,082	$14,753	$(19,677)	$58,510

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
EFT Processing	$84,254	$72,749	$537,011	$390,398
epay	23,693	24,859	563,114	754,448
Money Transfer	31,972	27,528	940,638	837,360
Corporate Services, Eliminations and Other	151	171	32,187	69,353
Total	$140,070	$125,307	$2,072,950	$2,051,559

(11) INCOME TAXES
The Company's effective income tax rates were 28.1% and 29.8% for the three months ended June 30, 2015 and 2014, respectively, and 34.0% and 28.4% for the six months ended June 30, 2015 and 2014, respectively.
The Company's effective income tax rates for the three and six months ended June 30, 2015 and 2014 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. Additionally, the effective income tax rate for the six months ended June 30, 2015 was significantly influenced by foreign currency exchange losses, most of which are not currently deductible for income tax purposes, resulting in a higher effective income tax rate.
(12) COMMITMENTS
As of June 30, 2015, the Company had $74.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $42.5 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $2.9 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2015, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $14.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $24.4 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2015, the balance of ATM network cash for which the Company was responsible was approximately $420 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2015 or December 31, 2014.

(13) LITIGATION AND CONTINGENCIES

Contingencies
Unclaimed property compliance - In September 2013, the Company entered into a voluntary disclosure agreement with the Secretary of State of the State of Delaware to determine compliance with Delaware unclaimed property laws. Types of property under examination include, but are not limited to, certain unmatched receipts from money transfer agents, payroll checks, accounts payable checks and accounts receivable credits for the period 1996 through 2007. In June 2015, the Company reached an agreement with the State of Delaware regarding unclaimed property for this period and through periods ending in 2009 and remitted an amount which was not material to the Company's consolidated financial condition or results of operations.
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

(14) SUBSEQUENT EVENT
On July 2, 2015, the Company completed the acquisition of all of the capital stock of XE Corporation, a global leader in digital foreign exchange information. XE Corporation is a Canadian company which operates the XE.com and x-rates.com websites, providing currency-related data and international payments services.
Under the terms of the purchase, the Company paid purchase consideration of $90.6 million in cash and 642,912 shares of Euronet common stock, with a fair value at date of acquisition of $40.1 million.

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

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
We are a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 21,980 ATMs and approximately 89,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 676,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand name Ria and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand name Ria, through a network of sending agents, Company-owned stores (primarily in North America and Europe) and our Ria website (riamoneytransfer.com), disbursing money transfers through a worldwide correspondent network that includes approximately 272,000 locations. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have five processing centers in Europe, four in Asia Pacific and two in North America. We have 30 principal offices in Europe, 12 in Asia Pacific, seven in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 70% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 22% and 20% of our total consolidated revenues for the second quarter and first half of 2015, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and fees received for other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 39% and 42% of our total consolidated revenues for the second quarter and first half of 2015, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs, resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% and 38% of our total consolidated revenues for the second quarter and first half of 2015, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America and Europe, and our websites riamoneytransfer.com, www.hifx.co.uk and www.hifx.com.au, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2015 and 2014 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$93,075	$89,472	$3,603	4%	$167,755	$164,077	$3,678	2%
epay	166,824	181,979	(15,155)	(8)%	342,749	367,043	(24,294)	(7)%
Money Transfer	165,651	124,318	41,333	33%	310,457	218,318	92,139	42%
Total	425,550	395,769	29,781	8%	820,961	749,438	71,523	10%
Corporate services, eliminations and other	(402)	(307)	(95)	31%	(651)	(661)	10	(2)%
Total	$425,148	$395,462	$29,686	8%	$820,310	$748,777	$71,533	10%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease)Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$22,038	$21,578	$460	2%	$33,408	$34,352	$(944)	(3)%
epay	16,180	14,186	1,994	14%	31,753	29,082	2,671	9%
Money Transfer	17,754	10,813	6,941	64%	31,558	14,753	16,805	114%
Total	55,972	46,577	9,395	20%	96,719	78,187	18,532	24%
Corporate services, eliminations and other	(8,792)	(12,449)	3,657	(29)%	(17,376)	(19,677)	2,301	(12)%
Total	$47,180	$34,128	$13,052	38%	$79,343	$58,510	$20,833	36%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. On average, the U.S. dollar was considerably stronger in the second quarter and first half of 2015 than the same periods of 2014 compared to currencies of most markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the second quarter and first half of 2015 was 17% and 16% less, respectively, due to the changes in foreign currency exchange rates when compared to the same periods of 2014.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,		Decrease Percent	Average Translation Rate Six Months Ended June 30,		Decrease Percent
Currency (dollars per foreign currency)	2015	2014		2015	2014
Australian dollar	$0.7771	$0.9330	(17)%	$0.7817	$0.9146	(15)%
Brazilian real	$0.3257	$0.4489	(27)%	$0.3382	$0.4362	(22)%
British pound	$1.5327	$1.6833	(9)%	$1.5238	$1.6692	(9)%
euro	$1.1069	$1.3714	(19)%	$1.1167	$1.3708	(19)%
Hungarian forint	$0.0036	$0.0045	(20)%	$0.0036	$0.0045	(20)%
Indian rupee	$0.0158	$0.0167	(5)%	$0.0159	$0.0165	(4)%
Polish zloty	$0.2708	$0.3295	(18)%	$0.2699	$0.3286	(18)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2015 and 2014 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$93,075	$89,472	$3,603	4%	$167,755	$164,077	$3,678	2%
Operating expenses:
Direct operating costs	45,075	41,823	3,252	8%	84,204	79,161	5,043	6%
Salaries and benefits	11,598	11,877	(279)	(2)%	22,604	22,972	(368)	(2)%
Selling, general and administrative	6,610	6,549	61	1%	12,380	12,651	(271)	(2)%
Depreciation and amortization	7,754	7,645	109	1%	15,159	14,941	218	1%
Total operating expenses	71,037	67,894	3,143	5%	134,347	129,725	4,622	4%
Operating income	$22,038	$21,578	$460	2%	$33,408	$34,352	$(944)	(3)%
Transactions processed (millions)	329	320	9	3%	632	621	11	2%
ATMs as of June 30,	21,980	19,313	2,667	14%	21,980	19,313	2,667	14%
Average ATMs	21,649	18,993	2,656	14%	21,132	18,702	2,430	13%

Revenues
Our revenues for the second quarter and first half of 2015 increased when compared to the same periods of 2014 primarily due to an increase in the number of ATMs under management being largely offset by the impact of the U.S. dollar strengthening against key foreign currencies. The increase in ATMs and POS devices under management also contributed to an increase in dynamic currency conversion ("DCC") revenues which were partly offset by a decrease in rates charged for certain debit and credit card outsourcing services as a result of our actions to amend and extend a contract with a large European customer during the first quarter of 2015.
Our EFT Processing business in Greece has been affected by the recent sovereign debt crisis in that country. First, due to capital controls on Greek banks, we have not been able to obtain the full amount of cash from them needed to fill our ATMs which potentially results in lost transactions when ATMs become empty. However, we have arranged alternative sources of cash to supplement those supplied by Greek banks which has largely mitigated ATM cash supply risks. Second, due to the uncertainty in Greece, tourist traffic is lower than usual which reduces the number of ATM withdrawals and DCC transactions processed. Further, some tourists who are concerned about their ability to withdraw cash from ATMs in Greece bring additional cash with them on their travels which results in fewer withdrawals from our ATMs, including DCC transactions. These circumstances are likely to continue to impact our operations in the near term, reducing the number of transactions processed and revenues recognized from what would otherwise be expected. Current developments appear to keep Greece as a member of the European Union and the Eurozone which allays the immediate risk of any currency conversion of our cash in Greece; however, the longer term risk of Greece exiting the European Union is still uncertain and any related currency conversion risk remains.
Average monthly revenues per ATM were $1,433 for the second quarter and $1,323 for the first half of 2015 compared to $1,570 for the second quarter and $1,462 for the first half of 2014. The decreases were primarily due to the strengthening of the U.S. dollar against key foreign currencies, partly offset by revenue growth from an increase in ATMs under management and DCC transactions. Revenues per transaction were $0.28 for the second quarter and $0.27 for the first half of 2015 compared to $0.28 for the second quarter and $0.26 for the first half of 2014. Revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was largely offset by the impact of the U.S. dollar strengthening against key foreign currencies.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for the second quarter and first half of 2015 compared to the same periods of 2014, primarily due to an increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $48.0 million for the second quarter and $83.6 million for the first half of 2015 compared to $47.6 million for the second quarter and $84.9 million for the first half of 2014. The slight variances in gross profit were primarily due to the impact of the U.S dollar strengthening against key foreign currencies and decreases in rates charged for certain debit and credit card outsourcing services being largely offset by the growth in revenues from DCC transactions and the increase in ATMs under management. Gross profit as a percentage of revenues (“gross margin”) was 51.6% for the second quarter and 49.8% for the first half of 2015 compared to 53.3% for the second quarter and 51.8% for the first half of 2014. The decreases in gross margin were primarily due to the decrease in rates charged for certain debit and credit card outsourcing services.
Salaries and benefits
The slight decreases in salaries and benefits for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies being largely offset by additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 12.5% for the second quarter and 13.5% for the first half of 2015 from 13.3% for first quarter and 14.0% for the first half of 2014. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses were largely unchanged for the second quarter of 2015 compared to the same period of 2014. The slight decrease in these expenses for the first half of 2015 compared to the same period of 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by increased support costs as a result of the increase in the number of ATMs under management. As a percentage of revenues, these expenses decreased to 7.1% for the second quarter and 7.4% for the first half of 2015 from 7.3% for the first quarter and 7.7% for the first half of 2014. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs and POS devices under management, which require minimal incremental support costs.
Depreciation and amortization
The minor increases in depreciation and amortization expense for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to an increase in depreciation on our ATMs under management and software assets, largely offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense decreased slightly to 8.3% for the second quarter and 9.0% for the first half of 2015 from 8.5% for the first quarter and 9.1% for the first half of 2014, primarily due to revenue growth slightly outpacing the growth in our ATMs under management and the increase in software capitalization.
Operating income
The slight increase in operating income for the second quarter of 2015 compared to the same period of 2014 was primarily due to the increase in the number of ATMs under management and growth in revenues earned from DCC and other value added service transactions, largely offset by the impact of the U.S. dollar strengthening against key foreign currencies and the decrease in rates charged for certain debit and credit card management services. The slight decrease in in operating income for the first half of 2015 compared to the same period of 2014 is due to the impact of the strengthening U.S. dollar exceeding the operating improvements described above as seasonally fewer transactions are processed during the first quarter of the year, particularly DCC transactions.
Operating income as a percentage of revenues (“operating margin”) decreased to 23.7% for the second quarter and 19.9% for the first half of 2015 from 24.1% for the first quarter and 20.9% for the first half of 2014. The decreases in operating margin were primarily due to the decrease in rates charged for certain debit and credit card management services. Operating income per transaction remained at $0.07 for the second quarter of 2015 and 2014 and decreased slightly to $0.05 for the first half of 2015 from $0.06 for the same period of 2014.

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2015 and 2014 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$166,824	$181,979	$(15,155)	(8)%	$342,749	$367,043	$(24,294)	(7)%
Operating expenses:
Direct operating costs	126,519	138,522	(12,003)	(9)%	263,736	281,863	(18,127)	(6)%
Salaries and benefits	12,382	13,906	(1,524)	(11)%	24,427	27,500	(3,073)	(11)%
Selling, general and administrative	9,015	11,186	(2,171)	(19)%	17,028	20,273	(3,245)	(16)%
Depreciation and amortization	2,728	4,179	(1,451)	(35)%	5,805	8,325	(2,520)	(30)%
Total operating expenses	150,644	167,793	(17,149)	(10)%	310,996	337,961	(26,965)	(8)%
Operating income	$16,180	$14,186	$1,994	14%	$31,753	$29,082	$2,671	9%
Transactions processed (millions)	338	300	38	13%	656	580	76	13%

Revenues
The decreases in revenues for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in prepaid mobile transactions processed in Brazil and the U.K. and lower rates charged for certain transactions in the U.S. Partially offsetting the decreases in revenues for the second quarter and first half of 2015 was an increase in the number of non-mobile transactions processed in Germany and certain emerging markets and an increase in voucher redemptions in our cadooz subsidiary following strong year-end holiday sales.
We currently expect most of our future revenue growth in the epay segment to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) value added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction decreased to $0.49 for the second quarter and $0.52 for the first half of 2015 from $0.61 for the first quarter and $0.63 for the first half of 2014, primarily due to the impact of the U.S. dollar weakening against key foreign currencies and growth in the number of prepaid mobile transactions processed in India, where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed in Germany and certain emerging markets, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decreases in direct operating costs for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.K. and Brazil, partly offset by the increases in vouchers redeemed in our cadooz subsidiary and non-mobile transactions processed in Germany and certain emerging markets.
Gross profit
Gross profit was $40.3 million for the second quarter and $79.0 million for the first half of 2015 compared to $43.5 million for the second quarter and $85.2 million for the first half of 2014. The decreases in gross profit were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decreases in revenues in Brazil and the U.K., partly offset by growth in non-mobile transactions processed in Germany and certain emerging markets and the increase in vouchers redeemed in our cadooz subsidiary.

Gross margin was 24.2% for the second quarter and 23.1% for the first half of 2015 compared to 23.9% and 23.2% for the same periods of 2014. The increase in the second quarter was primarily due to the increase in non-mobile transactions processed. First half gross margin was also impacted by a decrease in revenues in Brazil and lower gross margins realized on voucher redemptions.
Salaries and benefits
The decreases in salaries and benefits for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in bonus expense related to the improved results.
As a percentage of revenues, salaries and benefits decreased to 7.4% for the second quarter and 7.1% for the first half of 2015 compared to 7.6% and 7.5% for the same periods of 2014, respectively, primarily due to transaction growth exceeding headcount growth.
Selling, general and administrative
The decreases in selling, general and administrative expenses for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, selling, general and administrative expenses decreased to 5.4% for the second quarter and 5.0% for the first half of 2015 compared to 6.1% and 5.5% for the same periods of 2014, respectively. The decreases for the second quarter and first half of 2015 compared to same periods of 2014 were due to transaction growth with little increase in support costs.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased for the second quarter and first half of 2015 compared to the same periods of 2014 primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and certain assets becoming fully depreciated without yet being replaced. As a percentage of revenues, depreciation and amortization expense decreased to 1.6% for the second quarter and 1.7% for the first half of 2015 from 2.3% for both the second quarter and first half of 2014 mainly as a result of the fully depreciated assets not being replaced.
Operating income
The increases in operating income for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the growth in transactions processed exceeding the growth in support costs, partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies.
Operating margin increased to 9.7% for the second quarter and 9.3% for the first half of 2015 from 7.8% and 7.9% for the same periods of 2014, primarily due to the growth in transactions processed while keeping costs stable. Operating income per transaction remained at $0.05 for the second quarters and first six months of 2015 and 2014.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2015 and 2014 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase Amount	Increase Percent	2015	2014	Increase Amount	Increase Percent
Total revenues	$165,651	$124,318	$41,333	33%	$310,457	$218,318	$92,139	42%
Operating expenses:
Direct operating costs	86,860	62,558	24,302	39%	162,080	108,530	53,550	49%
Salaries and benefits	33,301	27,943	5,358	19%	64,394	51,253	13,141	26%
Selling, general and administrative	21,772	17,546	4,226	24%	39,733	33,691	6,042	18%
Depreciation and amortization	5,964	5,458	506	9%	12,692	10,091	2,601	26%
Total operating expenses	147,897	113,505	34,392	30%	278,899	203,565	75,334	37%
Operating income	$17,754	$10,813	$6,941	64%	$31,558	$14,753	$16,805	114%
Transactions processed (millions)	16.5	11.5	5.0	43%	30.4	20.3	10.1	50%
Revenues
The increases in revenues for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to increases in the number of money transfers processed, driven by growth in our U.S and foreign agent and correspondent payout networks, the April 2014 launch of the domestic Walmart money transfer product and the impact of our May 2014 acquisition of EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX. Our June 2015 acquisition of IME (M) Sdn Bhd ("IME"), a Malaysian money transfer operation, also contributed to the second quarter revenue growth. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $10.04 for the second quarter and $10.21 for the first half of 2015 from $10.81 for the second quarter and $10.75 for the first half of 2014, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services. Partly offsetting these decreases in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations. Partly offsetting the increases in direct operating costs was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $78.8 million for the second quarter and $148.4 million for the first half of 2015 compared to $61.8 million for the second quarter and $109.8 million for the first half of 2014. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisitions of HiFX and IME. Partly offsetting the increases in gross profit was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross margin decreased to 47.6% for the second quarter and 47.8% for the first half of 2015 from 49.7% for second quarter and 50.3% for the first half of 2014, primarily due to the launch of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.

Salaries and benefits
The increases in salaries and benefits for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the impact of our acquisitions of HiFX and IME, an increase in headcount as a result of the launch of our Walmart money transfer product, the development of our online money transfer service and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 20.1% for the second quarter and 20.7% for the first half of 2015 from 22.5% for second quarter and 23.5% for the first half of 2014, primarily due to the increase in the number of money transfers processed in the U.S, which did not require a similar increase in support costs.
Selling, general, and administrative
The increases in selling, general and administrative expenses for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the impact of our acquisitions of HiFX and IME and expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. Partly offsetting the increases in selling, general and administrative expenses was the impact of the U.S. dollar strengthening against key foreign currencies and the write-down of certain customer acquisition costs in the first quarter of 2014.
As a percentage of revenues, selling, general and administrative expenses decreased to 13.1% for the second quarter and 12.8% for the first half of 2015 from 14.1% and 15.4% for the same periods of 2014, respectively, primarily due to an increase in the number of money transfers processed in the U.S., which did not require a similar increase in support costs, and the first quarter 2014 write-down of certain customer acquisition costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increases in depreciation and amortization for the second quarter and first half of 2015 compared to the same periods of 2014 was primarily due to the amortization of intangible assets related to the acquisitions of HiFX and IME and investments made to support the growth in the business. Partly offsetting these increases was the the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, depreciation and amortization decreased to 3.6% for the second quarter and 4.1% for the first half of 2015 from 4.4% and 4.6% for the same periods of 2014, respectively. These decreases were primarily due to the revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.
Operating income
The increases in operating income for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to the increase in the number of money transfers processed, the impact of our acquisitions of HiFX and IME and the write-down of certain customer acquisition costs during the first quarter of 2014, partly offset by an increase in salaries and benefits and other costs to support the growth in the business. Also partly offsetting the increase in operating income was the impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, operating margin increased to 10.7% for the second quarter and 10.2% for the first half of 2015 from 8.7% and 6.8% for same periods of 2014, respectively, primarily due to the increase in the number of money transfers processed in the U.S., the acquisitions of HiFX and IME and the write-down of certain customer acquisition costs in the first quarter of 2014.
Operating income per transaction increased to $1.08 for the second quarter and $1.04 for the first half of 2015 from $0.94 and $0.73 for the same periods of 2014, respectively, primarily due to the increase in the number of money transfers processed, which did not require a similar increase in support costs, along with the impact of the higher margin HiFX transactions and the first quarter 2014 write-down of customer acquisition costs, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2015 and 2014 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$7,479	$6,642	$837	13%	$13,663	$12,217	$1,446	12%
Selling, general and administrative	1,246	5,741	(4,495)	(78)%	3,576	7,319	(3,743)	(51)%
Depreciation and amortization	67	66	1	2%	137	141	(4)	(3)%
Total operating expenses	$8,792	$12,449	$(3,657)	(29)%	$17,376	$19,677	$(2,301)	(12)%

Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the second quarter and first half of 2015 compared to the same periods of 2014. The increases in salaries and benefits were primarily due to increased headcount, employee raises and an increase in bonus expense related to the timing of meeting higher bonus targets. The decreases in selling, general and administrative expense were primarily due to the settlement during the second quarter of 2014 of a dispute related to a prior period potential acquisition.

OTHER EXPENSE, NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	494	627	(133)	(21)%	1,103	1,159	(56)	(5)%
Interest expense	(6,094)	(2,442)	(3,652)	150%	(11,792)	(4,430)	(7,362)	166%
Loss from unconsolidated affiliates	—	(31)	31	n/m	—	(31)	31	n/m
Foreign currency exchange loss, net	(5,104)	(3,087)	(2,017)	n/m	(18,056)	(4,356)	(13,700)	n/m
Other gains	388	—	388	n/m	388	—	388	n/m
Other expense, net	$(10,316)	$(4,933)	$(5,383)	n/m	$(28,357)	$(7,658)	$(20,699)	n/m
________________
n/m — Not meaningful
Interest income
The decreases in interest income for the second quarter and first half of 2015 compared to the same periods of 2014 were primarily due to a decrease in interest earned on funds held in Australia and the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in interest earned on customer funds held on deposit related to money transfer operations.
Interest expense
The increases in interest expense for the second quarter and first half of 2015 compared to the same periods of 2014 were the result of the issuance of the Convertible Notes in the fourth quarter of 2014, partly offset by lower average borrowings outstanding under our revolving credit facility during the periods.

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
We recorded net foreign currency exchange losses of $5.1 million and $3.1 million for the second quarters of 2015 and 2014, respectively, and $18.1 million and $4.4 million for the first six months of 2015 and 2014, respectively. These realized and unrealized net foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
Other gains
The second quarter 2015 gain was the result of the sale of a minor line of business by one of our subsidiaries.
INCOME TAX EXPENSE
The Company's effective income tax rates were 28.1% and 29.8% for the second quarter of 2015 and 2014, respectively, and 34.0% and 28.4% for the first half of 2015 and 2014, respectively. The effective income tax rate for the first half of 2015 was significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rate was 24.9% for 2015.
The Company's effective income tax rates for the second quarter of 2015 and 2014 and the first half of 2015, as adjusted for foreign currency exchange losses, and 2014 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. The decreases in the effective tax rates for the second quarter of 2015 and the first half of 2015, as adjusted for foreign currency exchange losses, compared to the same periods of 2014 were largely due to an increase in the portion of earnings generated in the U.S.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $26.8 million for the second quarter and $34.0 million for the first half of 2015 compared to $20.5 million for the second quarter and $36.5 million for the first half of 2014. As more fully discussed above, the $2.5 million decrease in net income for the first half of 2015 compared to the same period of 2014 was primarily due to an increase in net foreign currency exchange loss of $13.7 million, an increase in interest expense of $7.4 million and an increase in income tax expense of $2.9 million. These decreases to net income were partly offset by an increase in operating income of $20.8 million and a decrease in other non-operating costs of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2015 and December 31, 2014, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $242.6 million and $257.0 million, respectively. Our ratio of current assets to current liabilities at June 30, 2015 and December 31, 2014 was 1.29 and 1.30, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of Ria's consumer-to-consumer money transfers services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of June 30, 2015, we had approximately $173 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $538.1 million at June 30, 2015, of which $490.7 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
Liquidity	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$156,928	$103,124
Investing activities	(66,208)	(115,392)
Financing activities	198	209,378
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20,853)	1,434
Increase in cash and cash equivalents	$70,065	$198,544

Operating activity cash flow
Cash flows provided by operating activities were $156.9 million for the first half of 2015 compared to $103.1 million for the first half of 2014. The increase is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators in the epay Segment and with correspondents in the Money Transfer Segment and improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $66.2 million for the first half of 2015 compared to $115.4 million for the first half of 2014. Cash used for acquisitions was $29.3 million for the first half of 2015 compared to $83.4 million for the first half of 2014. During the first six months of 2015, we used $34.4 million for purchases of property and equipment compared to $29.3 million during the first six months of 2014; the increase was primarily related to ATM network expansion. Cash used for software development and other investing activities totaled $2.5 million for the first half of 2015 compared to $2.7 million for the same period of 2014.

Financing activity cash flow
Cash flows provided by financing activities were $0.2 million for the first half of 2015 compared to $209.4 million for the first half of 2014. Our financing activities for the first six months of 2015 consisted of net borrowings of $1.9 million compared to $207.6 million for the first six months of 2014. The decrease in net borrowings during the first half of 2015 compared to the same period of 2014 was the result of having adequate cash on hand from the fourth quarter 2014 issuance of the Convertible Notes compared to borrowings needed for acquisitions and working capital purposes in the first half of 2014. Additionally, we used $1.7 million and $1.2 million during the first six months of 2015 and 2014, respectively, for capital lease repayments. During the first half of 2015, we paid $5.0 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $0.8 million for the same period of 2014; we also purchased $0.1 million of our stock in the open market during the first half of 2015. We received proceeds from stock option exercises of $4.6 million and $5.9 million for the first six months of 2015 and 2014, respectively. During the first half of 2014, we paid $2.5 million for debt issuance costs.
Other sources of capital
Credit Facility
As of June 30, 2015, we had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $69.8 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. The Credit Facility expires April 9, 2019. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of June 30, 2015, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of June 30, 2015, we had borrowings of $69.8 million outstanding under Term Loan A. We had $8.0 million of borrowings and $42.5 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2015. The remaining $549.5 million under the revolving credit facility was available for borrowing. As of June 30, 2015, our weighted average interest rates under the revolving credit facility and Term Loan A were 10.75% and 1.81%, respectively, excluding amortization of deferred financing costs.
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
Short-term debt obligations - Short-term debt obligations as of June 30, 2015 were primarily comprised of $6.1 million of payments due in the next twelve months under Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $9.4 million outstanding under these facilities as of June 30, 2015.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first half of 2015 were $38.1 million. These capital expenditures were made primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2015 are currently estimated to range from approximately $55.0 million to $65.0 million.

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
Acquisitions
On June 17, 2015, the Company completed the acquisition of all of the capital stock of IME (M) Sdn Bhd and certain affiliated companies ("IME") pursuant to a Share Purchase Agreement (the "Purchase Agreement") among the Company and the selling shareholders of IME (the "Sellers"). IME is a leading Malaysian-based money transfer provider and provides the Money Transfer Segment with immediate entry into the Asian and Middle East send markets.
Under the terms of the Purchase Agreement, the Sellers received purchase consideration (the "Purchase Consideration") of $79.6 million in cash and 49,941 shares of Euronet common stock, with a fair value at date of acquisition of $3.0 million. A portion of the Purchase Consideration was placed in escrow at closing as security for the Sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the Sellers at various defined dates over five years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
On July 2, 2015, the Company completed the acquisition of all of the capital stock of XE Corporation, a global leader in digital foreign exchange information. XE Corporation is a Canadian company which operates the XE.com and x-rates.com websites, providing currency-related data and international payments services.
Under the terms of the purchase, the Company paid purchase consideration of $90.6 million in cash and 642,912 shares of Euronet common stock, with a fair value at date of acquisition of $40.1 million.
Share repurchase plan
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 Program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases under the 2013 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. We purchased 1,600 shares for $85 thousand during the first quarter of 2015 and none in the second quarter of 2015.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2015, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2015. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2015, our future contractual obligations have not changed significantly from the amounts reported within our 2014 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2015, our total debt outstanding was $436.1 million. Of this amount, $342.9 million, 79% of our total debt obligations, relates to our Convertible Notes having a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest of 1.5% of the principal amount per annum. Based on quoted market prices, as of June 30, 2015, the fair value of our fixed rate Convertible Notes was $448.5 million, compared to a carrying value of $342.9 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $87.2 million, or 20% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.3 million.
The remaining $6.0 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2015 and 2019.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first half of 2015, approximately 70% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the Australian dollar, Brazilian real, British pound, euro, Indian Rupee, Hungarian forint and Polish zloty. As of June 30, 2015, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $50 million to $55 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. We enter into foreign currency forwards and cross-currency swaps, to minimize exposure related to fluctuations in foreign currency exchange rates. As of June 30, 2015, we had foreign currency derivative contracts outstanding with a notional value of $928 million, primarily in Australian dollars, British pounds, euros and Mexican pesos, that were not designated as hedges and mature within the next twelve months. See Note 8, Derivative Instruments and Hedging Activities to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 17, 2015, the Company completed the acquisition of all of the capital stock of IME (M) Sdn Bhd and certain affiliated companies ("IME") pursuant to a Share Purchase Agreement (the "Purchase Agreement") among the Company and the selling shareholders of IME (the "Sellers"). Under the terms of the Purchase Agreement, one of the Sellers received purchase consideration which included 49,941 shares of Euronet common stock with a fair value at date of acquisition of $3.0 million. The shares of Euronet common stock were not registered under the Securities Act of 1933, as amended ("Securities Act"), in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, and in addition with respect to the non-U.S. resident shareholder of IME pursuant to Regulation S promulgated under the Securities Act. Euronet issued the shares of its common stock in a private transaction to the shareholder of IME, who represented to Euronet that he is an accredited investor. In addition, the non-U.S. resident shareholder of IME represented to Euronet that he is located outside of the United States and is not a “U.S. Person.” The shareholder of IME receiving Euronet common stock has agreed to customary restrictions on resale under applicable securities laws and additional transfer restrictions in the Purchase Agreement.

ITEM 6. EXHIBITS

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
July 31, 2015
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer