Form 10-Q
period 2015-09-30
EURONET WORLDWIDE INC
filed 2015-11-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

On October 29, 2015, Euronet Worldwide, Inc. had 52,811,936 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$528,834	$468,010
Restricted cash	40,717	68,028
Inventory — PINs and other	56,391	85,675
Trade accounts receivable, net of allowances for doubtful accounts of $20,139 at September 30, 2015 and $20,546 at December 31, 2014	330,144	375,579
Prepaid expenses and other current assets	130,857	108,624
Total current assets	1,086,943	1,105,916
Property and equipment, net of accumulated depreciation of $240,057 at September 30, 2015 and $239,607 at December 31, 2014	149,506	125,307
Goodwill	686,359	599,863
Acquired intangible assets, net of accumulated amortization of $126,039 at September 30, 2015 and $113,153 at December 31, 2014	173,974	158,267
Other assets, net of accumulated amortization of $36,159 at September 30, 2015 and $30,276 at December 31, 2014	68,963	62,206
Total assets	$2,165,745	$2,051,559
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$388,323	$445,984
Accrued expenses and other current liabilities	402,960	336,361
Current portion of capital lease obligations	1,905	2,216
Short-term debt obligations and current maturities of long-term debt obligations	12,303	11,156
Income taxes payable	14,549	19,248
Deferred revenue	30,609	33,916
Total current liabilities	850,649	848,881
Debt obligations, net of current portion	449,318	410,368
Capital lease obligations, net of current portion	4,005	2,148
Deferred income taxes	44,065	38,959
Other long-term liabilities	20,074	18,391
Total liabilities	1,368,111	1,318,747
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 57,707,721 issued at September 30, 2015 and 56,464,187 issued at December 31, 2014	1,154	1,129
Additional paid-in-capital	1,015,258	955,715
Treasury stock, at cost, 4,928,927 shares at September 30, 2015 and 4,867,420 shares at December 31, 2014	(138,182)	(133,788)
Retained earnings	70,940	5,619
Accumulated other comprehensive loss	(153,076)	(97,922)
Total Euronet Worldwide, Inc. stockholders’ equity	796,094	730,753
Noncontrolling interests	1,540	2,059
Total equity	797,634	732,812
Total liabilities and equity	$2,165,745	$2,051,559
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$481,373	$453,422	$1,301,683	$1,202,199
Operating expenses:
Direct operating costs	282,313	274,814	791,749	743,789
Salaries and benefits	67,070	64,587	192,158	178,529
Selling, general and administrative	43,723	43,968	116,373	117,820
Depreciation and amortization	17,993	19,321	51,786	52,819
Total operating expenses	411,099	402,690	1,152,066	1,092,957
Operating income	70,274	50,732	149,617	109,242
Other income (expense):
Interest income	539	797	1,642	1,956
Interest expense	(6,690)	(3,046)	(18,482)	(7,476)
Loss from unconsolidated affiliates	—	(33)	—	(64)
Foreign currency exchange loss, net	(16,010)	(711)	(34,066)	(5,067)
Other (losses) gains	(73)	—	315	—
Other expense, net	(22,234)	(2,993)	(50,591)	(10,651)
Income before income taxes	48,040	47,739	99,026	98,591
Income tax expense	(16,716)	(12,830)	(34,056)	(27,261)
Net income	31,324	34,909	64,970	71,330
Net loss attributable to noncontrolling interests	10	128	351	231
Net income attributable to Euronet Worldwide, Inc.	$31,334	$35,037	$65,321	$71,561

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.60	$0.67	$1.25	$1.39
Diluted	$0.57	$0.64	$1.21	$1.33

Weighted average shares outstanding:
Basic	52,617,245	52,512,474	52,075,388	51,658,823
Diluted	54,544,763	54,619,793	53,944,248	53,740,151
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$31,324	$34,909	$64,970	$71,330
Translation adjustment	(20,325)	(61,557)	(55,265)	(54,221)
Comprehensive income (loss)	10,999	(26,648)	9,705	17,109
Comprehensive loss attributable to noncontrolling interests	6	257	462	371
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$11,005	$(26,391)	$10,167	$17,480
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Net income	$64,970	$71,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,786	52,819
Share-based compensation	9,265	9,631
Unrealized foreign exchange loss, net	34,066	5,067
Deferred income taxes	31	(3,470)
Loss from unconsolidated affiliates	—	64
Accretion of convertible debt discount and amortization of debt issuance costs	9,154	854
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(14,165)	760
Restricted cash	21,843	16,115
Inventory — PINs and other	23,180	20,287
Trade accounts receivable	31,982	44,266
Prepaid expenses and other current assets	(28,264)	(5,077)
Trade accounts payable	(30,707)	(55,762)
Deferred revenue	(1,990)	(3,259)
Accrued expenses and other current liabilities	63,350	67,239
Changes in noncurrent assets and liabilities	(2,983)	3,775
Net cash provided by operating activities	231,518	224,639
Cash flows from investing activities:
Acquisitions, net of cash acquired	(113,969)	(84,703)
Purchases of property and equipment	(55,305)	(45,673)
Purchases of other long-term assets	(4,976)	(4,276)
Other, net	1,138	219
Net cash used in investing activities	(173,112)	(134,433)
Cash flows from financing activities:
Proceeds from issuance of shares	6,747	8,512
Repurchase of shares	(5,174)	(1,152)
Borrowings from revolving credit agreements	751,813	2,001,386
Repayments of revolving credit agreements	(715,437)	(1,833,796)
Proceeds from long-term debt obligations	—	9,000
Repayments of long-term debt obligations	(3,750)	(3,876)
Repayments of capital lease obligations	(2,531)	(1,897)
(Repayments of) borrowings from short-term debt obligations, net	(1,265)	2,778
Other, net	847	(1,812)
Net cash provided by financing activities	31,250	179,143
Effect of exchange rate changes on cash and cash equivalents	(28,832)	(27,988)
Increase in cash and cash equivalents	60,824	241,361
Cash and cash equivalents at beginning of period	468,010	209,826

Cash and cash equivalents at end of period	$528,834	$451,187

Supplemental disclosure of cash flow information:
Interest paid during the period	$7,091	$5,861
Income taxes paid during the period	$43,210	$29,645
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisitions	$43,061	$56,554
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly on a consolidated basis the financial position of the Company as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014, including the notes thereto, set forth in the Company’s 2014 Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"), which requires that transaction costs related to the issuance of debt be deducted from the carrying value of the financial liability and not recorded as separate assets. ASU 2015-03 will become effective for the Company on January 1, 2016 and early adoption is permitted. The guidance is to be applied on a retrospective basis. Euronet has debt issuance costs which will be reclassified upon adoption of the guidance, but it is not expected to have a significant impact on the Company's financial position and it will have no impact upon the Company's results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,617,245	52,512,474	52,075,388	51,658,823
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,784,106	2,107,319	1,725,448	2,081,328
Incremental shares from assumed conversion of convertible notes	143,412	—	143,412	—
Diluted weighted average shares outstanding	54,544,763	54,619,793	53,944,248	53,740,151
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and nine months ended September 30, 2015 and 2014. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 578,000 and 614,000 for the three and nine months ended September 30, 2015, respectively, and approximately 693,000 and 695,000 for the three and nine months ended September 30, 2014, respectively.

During the nine months ended September 30, 2015, the Company had convertible notes outstanding that, if converted, would have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of September 30, 2015, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock, which it did as of September 30, 2015. Therefore, according to Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, these notes were dilutive to earnings per share for the three and nine months ended September 30, 2015. See Note 7, Debt Obligations, for more information about the convertible notes.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation losses of $20.3 million and $55.3 million for the three and nine months ended September 30, 2015, respectively, and $61.6 million and $54.2 million for the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2015, the Company liquidated a small subsidiary which resulted in a $0.1 million reclassification of foreign currency translation losses into the consolidated statements of income for the three and nine months ended September 30, 2015. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2014.

(4) ACQUISITIONS
XE Corporation
On July 2, 2015, the Company completed the acquisition of all of the capital stock of XE Corporation and its subsidiaries ("XE") pursuant to a Share Purchase Agreement (the "XE Purchase Agreement") among the Company and the selling shareholders of XE (the "XE Sellers"). XE Corporation is a Canadian company which operates the XE.com and x-rates.com websites, providing currency-related data and international payments services. This acquisition provides Euronet an internationally recognized brand and a large Internet presence in which to offer its foreign currency products.
Under the terms of the Purchase Agreement, the Sellers received purchase consideration (the "XE Purchase Consideration") of $79.9 million in cash, including working capital adjustments finalized in the third quarter of 2015, and 642,912 shares of Euronet common stock, with a fair value at date of acquisition of $40.1 million. Half of the common stock portion of the XE Purchase Consideration was placed in escrow at closing as security for the XE Sellers' indemnification and other obligations under the XE Purchase Agreement. Any XE Purchase Consideration remaining in escrow will be released to the XE Sellers two years following the closing date, net of any pending indemnification or other claims under the XE Purchase Agreement.
The XE Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The intangible asset amounts are expected to be deductible for income tax purposes, but the goodwill amount is not. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results of operations. The net assets of XE and its results of operations are included in the Money Transfer Segment's results.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of July 2, 2015
Cash and cash equivalents	$1,872
Other current assets	1,294
Intangible assets	15,367
Other long-term assets	341
Deferred tax assets	9,636
Total assets acquired	28,510

Trade accounts payable	(26)
Accrued expenses and other current liabilities	(11,824)
Other long-term liabilities	(571)
Total liabilities assumed	(12,421)

Goodwill	103,887

Net assets acquired	$119,976

The intangible assets of XE are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Proprietary software	$2,011	5 years
Customer relationships	9,414	8 years
Trade names	3,654	20 years
Non-compete agreements	288	3 years
Total intangible assets	$15,367

IME
On June 17, 2015, the Company completed the acquisition of all of the capital stock of IME (M) Sdn Bhd and certain affiliated companies ("IME") pursuant to a Share Purchase Agreement (the "IME Purchase Agreement") among the Company and the selling shareholders of IME (the "IME Sellers"). IME is a leading Malaysian-based money transfer provider and provides the Money Transfer Segment with immediate entry into the Asian and Middle East send markets.
Under the terms of the IME Purchase Agreement, the IME Sellers received purchase consideration (the "IME Purchase Consideration") of $76.7 million in cash, including working capital adjustments finalized in the third quarter of 2015, and 49,941 shares of Euronet common stock, with a fair value at date of acquisition of $3.0 million. A portion of the IME Purchase Consideration was placed in escrow at closing as security for the IME Sellers' indemnification and other obligations under the IME Purchase Agreement. Any IME Purchase Consideration remaining in escrow will be released to the IME Sellers at various defined dates over five years following the closing date, net of any pending indemnification or other claims under the IME Purchase Agreement.
The IME Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results of operations. The net assets of IME and its results of operations are included in the Money Transfer Segment's results.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of June 17, 2015
Cash and cash equivalents	$33,279
Other current assets	17,082
Intangible assets	35,130
Other long-term assets	5,234
Total assets acquired	90,725

Trade accounts payable	(1,958)
Accrued expenses and other current liabilities	(1,548)
Settlement obligations and customer deposits	(27,700)
Deferred tax liabilities	(9,142)
Other long-term liabilities	(859)
Total liabilities assumed	(41,207)

Goodwill	30,193

Net assets acquired	$79,711

The intangible assets of IME are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Customer relationships	$33,940	8 years
Trade names	650	2 years
Non-compete agreements	540	5 years
Total intangible assets	$35,130

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2015 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2014	$158,267	$599,863	$758,130
Increases (Decreases):
Acquisitions	50,497	134,080	184,577
Amortization	(17,707)	—	(17,707)
Other (primarily changes in foreign currency exchange rates)	(17,083)	(47,584)	(64,667)
Balance as of September 30, 2015	$173,974	$686,359	$860,333
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2015, is expected to total $6.1 million for the remainder of 2015, $24.3 million for 2016, $22.2 million for 2017, $20.0 million for 2018, $19.3 million for 2019 and $18.6 million for 2020.
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

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2015	December 31, 2014
Accrued expenses	$120,863	$97,115
Money transfer settlement obligations	167,056	137,285
Accrued amounts due to mobile operators and other content providers	72,475	64,839
Derivative liabilities	41,351	36,439
Deferred income taxes	1,215	683
Total	$402,960	$336,361

(7) DEBT OBLIGATIONS
A summary of debt obligation activity for the nine months ended September 30, 2015 is presented below:

(in thousands)	Revolving Credit Facilities	Other Debt Obligations	Capital Leases	1.5% Convertible Notes Due 2044	Term Loan A	Total
Balance as of December 31, 2014	$5,316	$6,035	$4,364	$337,986	$72,187	$425,888
Increases (decreases):
Net borrowings (repayments)	32,572	1,080	1,611	—	(3,750)	31,513
Accretion	—	—	—	7,371	—	7,371
Capital lease interest	—	—	265	—	—	265
Foreign currency exchange loss (gain)	3,498	(674)	(330)	—	—	2,494
Balance as of September 30, 2015	41,386	6,441	5,910	345,357	68,437	467,531
Less — current maturities	—	(5,740)	(1,905)	—	(6,563)	(14,208)
Long-term obligations as of September 30, 2015	$41,386	$701	$4,005	$345,357	$61,874	$453,323

Credit Facility
As of September 30, 2015, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $68.4 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and during the third quarter of 2015 was based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) rate or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 3.23% and 1.57%, respectively, as of September 30, 2015, excluding amortization of deferred financing costs.
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
In accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt are allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid in capital of $66.1 million.
Contractual interest expense was $1.5 million and $4.5 million for the three and nine months ended September 30, 2015. Accretion expense was $2.5 million and $7.4 million for the three and nine months ended September 30, 2015. The effective interest rate was 4.7% for the three and nine months ended September 30, 2015. As of September 30, 2015, the unamortized discount was $57.1 million, and will be amortized through October 1, 2020.

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
As of September 30, 2015, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $188 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $15.5 million and $47.1 million for the three and nine months ended September 30, 2015, respectively, and $15.9 million and $23.0 million for the three and nine months ended September 30, 2014, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of September 30, 2015 was approximately $849 million. The majority of customer contracts are written in major currencies such as the euro, Canadian dollar, British pound, and Australian dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$48,094	$41,151	Other current liabilities	$(41,351)	$(36,439)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2015 and December 31, 2014 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$48,094	$—	$48,094	$(31,838)	$(4,866)	$11,390

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$41,151	$—	$41,151	$(28,113)	$(5,279)	$7,759

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(41,351)	$—	$(41,351)	$31,838	$671	$(8,842)

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$(36,439)	$—	$(36,439)	$28,113	$176	$(8,150)

Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014:

		Amount of Loss Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2015	2014	2015	2014
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss, net	$1,025	$1,501	$991	$348
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$48,094	$—	$48,094
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,351)	$—	$(41,351)

		As of December 31, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$41,151	$—	$41,151
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,439)	$—	$(36,439)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2015 and December 31, 2014, the fair values of the Convertible Notes were $495.2 million and $408.0 million, respectively, with carrying values of $345.4 million and $338.0 million, respectively.

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

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria, HiFX, IME and XE. Ria and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. XE is a provider of foreign currency exchange information and offers money transfers on its currency data websites, which are executed by a third party. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, most share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$118,895	$174,547	$188,232	$(301)	$481,373
Operating expenses:
Direct operating costs	51,550	133,124	97,928	(289)	282,313
Salaries and benefits	11,862	12,745	36,187	6,276	67,070
Selling, general and administrative	7,052	11,411	23,356	1,904	43,723
Depreciation and amortization	8,115	2,660	7,011	207	17,993
Total operating expenses	78,579	159,940	164,482	8,098	411,099
Operating income (expense)	$40,316	$14,607	$23,750	$(8,399)	$70,274

	For the Three Months Ended September 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$107,503	$195,086	$151,250	$(417)	$453,422
Operating expenses:
Direct operating costs	46,612	153,121	75,455	(374)	274,814
Salaries and benefits	12,155	14,356	32,219	5,857	64,587
Selling, general and administrative	6,516	11,160	23,747	2,545	43,968
Depreciation and amortization	8,010	3,998	7,246	67	19,321
Total operating expenses	73,293	182,635	138,667	8,095	402,690
Operating income (expense)	$34,210	$12,451	$12,583	$(8,512)	$50,732

	For the Nine Months Ended September 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$286,650	$517,296	$498,689	$(952)	$1,301,683
Operating expenses:
Direct operating costs	135,754	396,860	260,008	(873)	791,749
Salaries and benefits	34,466	37,172	100,581	19,939	192,158
Selling, general and administrative	19,432	28,439	63,089	5,413	116,373
Depreciation and amortization	23,274	8,465	19,703	344	51,786
Total operating expenses	212,926	470,936	443,381	24,823	1,152,066
Operating income (expense)	$73,724	$46,360	$55,308	$(25,775)	$149,617

	For the Nine Months Ended September 30, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$271,580	$562,129	$369,568	$(1,078)	$1,202,199
Operating expenses:
Direct operating costs	125,773	434,984	183,985	(953)	743,789
Salaries and benefits	35,127	41,856	83,472	18,074	178,529
Selling, general and administrative	19,167	31,433	57,438	9,782	117,820
Depreciation and amortization	22,951	12,323	17,337	208	52,819
Total operating expenses	203,018	520,596	342,232	27,111	1,092,957
Operating income (expense)	$68,562	$41,533	$27,336	$(28,189)	$109,242

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
EFT Processing	$94,614	$72,749	$540,879	$390,398
epay	23,310	24,859	565,516	754,448
Money Transfer	31,432	27,528	1,033,915	837,360
Corporate Services, Eliminations and Other	150	171	25,435	69,353
Total	$149,506	$125,307	$2,165,745	$2,051,559

(11) INCOME TAXES
The Company's effective income tax rates were 34.8% and 26.9% for the three months ended September 30, 2015 and 2014, respectively, and 34.4% and 27.7% for the nine months ended September 30, 2015 and 2014, respectively.
The Company's effective income tax rates for the three and nine months ended September 30, 2015 and 2014 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. Additionally, the effective income tax rates for the three and nine months ended September 30, 2015 were significantly influenced by foreign currency exchange losses, most of which are not currently deductible for income tax purposes, resulting in a higher effective income tax rate when compared to the same periods of 2014.
(12) COMMITMENTS
As of September 30, 2015, the Company had $68.2 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $42.7 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.1 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2015, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $15.0 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $24.3 million over the terms of agreements with the customers.
Once each of Euronet's subsidiaries reaches a certain size, it is required under the Credit Facility to provide a guarantee of all or a portion of the outstanding obligations under the Credit Facility depending upon whether the subsidiary is a domestic or foreign entity.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2015, the balance of ATM network cash for which the Company was responsible was approximately $450 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2015 or December 31, 2014.

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

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
We are a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 21,128 ATMs and approximately 96,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and XE, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America and Europe) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 287,000 locations. XE is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com), which are executed by a third party. We offer services under the brand name HiFX through our HiFX websites (hifx.co.uk and hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have five processing centers in Europe, five in Asia Pacific and two in North America. We have 30 principal offices in Europe, 12 in Asia Pacific, eight in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 70% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income based on ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 25% and 22% of our total consolidated revenues for the third quarter and first nine months of 2015, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on dynamic currency conversion transactions, and fees received for other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 36% and 40% of our total consolidated revenues for the third quarter and first nine months of 2015, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of our revenues earned from distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 45% of our revenues. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% and 38% of our total consolidated revenues for the third quarter and first nine months of 2015, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America and Europe, and our websites riamoneytransfer.com, hifx.co.uk, hifx.com.au, imeremit.com, xe.com and x-rates.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
In April 2014, the Company and Wal-Mart Stores, Inc. launched a new money transfer service called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement has an initial term of three years from the launch date which will automatically renew for an initial two year term and subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.
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

•
our ability to maintain and renew existing agreements, and to negotiate new agreements in additional markets with mobile phone operators, digital content providers, agent financial institutions and retailers;

•	our ability to use existing expertise and relationships with mobile operators, digital content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional digital content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone and digital content market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to develop and effectively market additional value added services;

•	our ability to take advantage of cross-selling opportunities with our EFT Processing and Money Transfer Segments, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime and digital content distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime and digital content distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, we believe that many of the factors that may contribute to rapid growth (growth in electronic payment products, expansion of our network of retailers and access to all mobile operators' products) remain present.
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

•	the availability of financing for further expansion;

•	the ability to maintain banking relationships necessary for us to service our customers;

•	our ability to successfully expand our agent network in Europe using our payment institution licenses under the Payment Services Directive and in the United States; and

•	our ability to provide additional value-added products under the XE brand.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2015 and 2014 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$118,895	$107,503	$11,392	11%	$286,650	$271,580	$15,070	6%
epay	174,547	195,086	(20,539)	(11)%	517,296	562,129	(44,833)	(8)%
Money Transfer	188,232	151,250	36,982	24%	498,689	369,568	129,121	35%
Total	481,674	453,839	27,835	6%	1,302,635	1,203,277	99,358	8%
Corporate services, eliminations and other	(301)	(417)	116	(28)%	(952)	(1,078)	126	(12)%
Total	$481,373	$453,422	$27,951	6%	$1,301,683	$1,202,199	$99,484	8%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease)Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$40,316	$34,210	$6,106	18%	$73,724	$68,562	$5,162	8%
epay	14,607	12,451	2,156	17%	46,360	41,533	4,827	12%
Money Transfer	23,750	12,583	11,167	89%	55,308	27,336	27,972	102%
Total	78,673	59,244	19,429	33%	175,392	137,431	37,961	28%
Corporate services, eliminations and other	(8,399)	(8,512)	113	(1)%	(25,775)	(28,189)	2,414	(9)%
Total	$70,274	$50,732	$19,542	39%	$149,617	$109,242	$40,375	37%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. On average, the U.S. dollar was considerably stronger in the third quarter and first nine months of 2015 than the same periods of 2014 compared to currencies of most markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the third quarter and first nine months of 2015 was 16% and 15% less, respectively, due to the changes in foreign currency exchange rates when compared to the same periods of 2014.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,		Decrease Percent	Average Translation Rate Nine Months Ended September 30,		Decrease Percent
Currency (dollars per foreign currency)	2015	2014		2015	2014
Australian dollar	$0.7251	$0.9244	(22)%	$0.7628	$0.9179	(17)%
Brazilian real	$0.2840	$0.4398	(35)%	$0.3201	$0.4374	(27)%
British pound	$1.5487	$1.6690	(7)%	$1.5321	$1.6691	(8)%
euro	$1.1127	$1.3246	(16)%	$1.1153	$1.3554	(18)%
Hungarian forint	$0.0036	$0.0043	(16)%	$0.0036	$0.0044	(18)%
Indian rupee	$0.0154	$0.0165	(7)%	$0.0158	$0.0165	(4)%
New Zealand dollar	$0.6508	$0.8420	(23)%	$0.7113	$0.8463	(16)%
Polish zloty	$0.2657	$0.3174	(16)%	$0.2685	$0.3249	(17)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2015 and 2014 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$118,895	$107,503	$11,392	11%	$286,650	$271,580	$15,070	6%
Operating expenses:
Direct operating costs	51,550	46,612	4,938	11%	135,754	125,773	9,981	8%
Salaries and benefits	11,862	12,155	(293)	(2)%	34,466	35,127	(661)	(2)%
Selling, general and administrative	7,052	6,516	536	8%	19,432	19,167	265	1%
Depreciation and amortization	8,115	8,010	105	1%	23,274	22,951	323	1%
Total operating expenses	78,579	73,293	5,286	7%	212,926	203,018	9,908	5%
Operating income	$40,316	$34,210	$6,106	18%	$73,724	$68,562	$5,162	8%
Transactions processed (millions)	348	321	27	8%	980	942	38	4%
ATMs as of September 30,	21,128	19,808	1,320	7%	21,128	19,808	1,320	7%
Average ATMs	21,781	19,579	2,202	11%	21,348	18,995	2,353	12%

Revenues
Our revenues for the third quarter and first nine months of 2015 increased when compared to the same periods of 2014 primarily due to an increase in the number of ATMs under management being partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. The increase in ATMs and POS devices under management also contributed to an increase in dynamic currency conversion ("DCC") revenues which were partly offset by a decrease in rates charged for certain debit and credit card outsourcing services as a result of our actions to amend and extend a contract with a large European customer during the first quarter of 2015. The revenue increases were magnified in the third quarter as demand for ATM and DCC services are highest in this period because it is the height of the tourism season.
Our EFT Processing business in Greece has been affected by the recent sovereign debt crisis in that country. First, due to capital controls on Greek banks, we were not able to obtain the full amount of cash from them needed to fill our ATMs which resulted in fewer transactions processed due to empty ATMs. However, we had arranged alternative sources of cash to supplement those supplied by Greek banks which largely mitigated ATM cash supply problems. Second, due to the uncertainty in Greece, tourist traffic was lower than usual which reduced the number of ATM withdrawals and DCC transactions processed. Further, some tourists who were concerned about their ability to withdraw cash from ATMs in Greece brought additional cash with them on their travels which resulted in fewer withdrawals from our ATMs, including DCC transactions. These circumstances are likely to continue to impact our operations in the near term, reducing the number of transactions processed and revenues recognized from what would otherwise be expected. Current developments appear to keep Greece as a member of the European Union and the Eurozone which allays the immediate risk of any currency conversion of our cash in Greece; however, the longer term risk of Greece exiting the European Union is still uncertain and any related currency conversion risk remains.
Average monthly revenues per ATM were $1,820 for the third quarter and $1,492 for the first nine months of 2015 compared to $1,830 for the third quarter and $1,589 for the first nine months of 2014. The decreases were primarily due to the strengthening of the U.S. dollar against key foreign currencies, partly offset by revenue growth from an increase in ATMs under management and DCC transactions processed. Revenues per transaction were $0.34 for the third quarter and $0.29 for the first nine months of 2015 compared to $0.33 for the third quarter and $0.29 for the first nine months of 2014. Revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was largely offset by the impact of the U.S. dollar strengthening against key foreign currencies.

Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for the third quarter and first nine months of 2015 compared to the same periods of 2014, primarily due to an increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $67.3 million for the third quarter and $150.9 million for the first nine months of 2015 compared to $60.9 million for the third quarter and $145.8 million for the first nine months of 2014. The increases in gross profit were primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed, partly offset by the impact of the U.S dollar strengthening against key foreign currencies and decreases in rates charged for certain debit and credit card outsourcing services. Gross profit as a percentage of revenues (“gross margin”) was 56.6% for the third quarter and 52.6% for the first nine months of 2015 compared to 56.6% for the third quarter and 53.7% for the first nine months of 2014. The decrease in gross margin for the first nine months of 2015 was primarily due to the decrease in rates charged for certain debit and credit card outsourcing services.
Salaries and benefits
The slight decreases in salaries and benefits for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies being largely offset by additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 10.0% for the third quarter and 12.0% for the first nine months of 2015 from 11.3% for third quarter and 12.9% for the first nine months of 2014. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses increased slightly for the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to the increased support costs as a result of the increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. The increase for the third quarter of 2015 was also affected by an increase in bad debt expense. As a percentage of revenues, these expenses decreased to 5.9% for the third quarter and 6.8% for the first nine months of 2015 from 6.1% for the third quarter and 7.1% for the first nine months of 2014. These decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs and POS devices under management, which require minimal incremental support costs.
Depreciation and amortization
The minor increases in depreciation and amortization expense for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to an increase in depreciation on our ATMs under management and software assets, largely offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense decreased to 6.8% for the third quarter and 8.1% for the first nine months of 2015 from 7.5% for the third quarter and 8.5% for the first nine months of 2014, primarily due to revenue growth outpacing the growth in our ATMs under management and the increase in software capitalization.
Operating income
The increase in operating income for the third quarter of 2015 compared to the same period of 2014 was primarily due to the increase in the number of ATMs under management and growth in revenues earned from DCC and other value added service transactions, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. The increase in operating income for the first nine months of 2015 compared to the same period of 2014 was more significantly impacted by the decrease in rates charged for certain debit and credit card management services than the third quarter of 2015.
Operating income as a percentage of revenues (“operating margin”) increased to 33.9% for the third quarter and 25.7% for the first nine months of 2015 from 31.8% for the third quarter and 25.2% for the first nine months of 2014. The increases in operating margin were primarily due to the increase in the number of ATMs under management and growth in revenues earned from DCC and other value added service transactions. Theses increases were partly offset by the decrease in rates charged for certain debit and credit card management services which impacted the first nine months more than the third quarter of 2015. Operating income per transaction increased to $0.12 for the third quarter and $0.08 for the first nine months of 2015 from $0.11 for the third quarter and $0.07 for the first nine months of 2014.

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2015 and 2014 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$174,547	$195,086	$(20,539)	(11)%	$517,296	$562,129	$(44,833)	(8)%
Operating expenses:
Direct operating costs	133,124	153,121	(19,997)	(13)%	396,860	434,984	(38,124)	(9)%
Salaries and benefits	12,745	14,356	(1,611)	(11)%	37,172	41,856	(4,684)	(11)%
Selling, general and administrative	11,411	11,160	251	2%	28,439	31,433	(2,994)	(10)%
Depreciation and amortization	2,660	3,998	(1,338)	(33)%	8,465	12,323	(3,858)	(31)%
Total operating expenses	159,940	182,635	(22,695)	(12)%	470,936	520,596	(49,660)	(10)%
Operating income	$14,607	$12,451	$2,156	17%	$46,360	$41,533	$4,827	12%
Transactions processed (millions)	337	320	17	5%	993	900	93	10%

Revenues
The decreases in revenues for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in prepaid mobile transactions processed in Brazil and the U.K. and lower rates charged for certain transactions in the U.S. Partially offsetting the decreases in revenues for the third quarter and first nine months of 2015 was an increase in the number of non-mobile transactions processed in Germany and certain emerging markets and an increase in voucher redemptions in our cadooz subsidiary following strong year-end holiday sales. Additionally, third quarter 2015 results included an unexpected high volume of non-mobile transactions related to promotional activities of a content partner which is uncertain to recur.
We currently expect most of our future revenue growth in the epay segment to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) value added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction decreased to $0.52 for both the third quarter and first nine months of 2015 from $0.61 for the third quarter and $0.62 for the first nine months of 2014, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and growth in the number of prepaid mobile transactions processed in India, where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decreases in direct operating costs for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.K. and Brazil. The decreases were partly offset by the increases in vouchers redeemed in our cadooz subsidiary and non-mobile transactions processed in Germany and certain emerging markets, along with the increase in non-mobile transactions related to promotional activities described above.

Gross profit
Gross profit was $41.4 million for the third quarter and $120.4 million for the first nine months of 2015 compared to $42.0 million for the third quarter and $127.1 million for the first nine months of 2014. The decreases in gross profit were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decreases in revenues in Brazil and the U.K. The decreases were partly offset by growth in non-mobile transactions processed in Germany and certain emerging markets, along with the increase in non-mobile transactions related to promotional activities and the increase in vouchers redeemed in our cadooz subsidiary.
Gross margin was 23.7% for the third quarter and 23.3% for the first nine months of 2015 compared to 21.5% and 22.6% for the same periods of 2014, respectively. The increase in the third quarter was primarily due to the increase in non-mobile transactions processed. Gross margin for the first nine months of 2015 was also impacted by a decrease in revenues in Brazil and lower gross margins realized on voucher redemptions.
Salaries and benefits
The decreases in salaries and benefits for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in bonus expense related to the improved results and headcount added to support growth in Germany.
As a percentage of revenues, salaries and benefits decreased to 7.3% for the third quarter and 7.2% for the first nine months of 2015 compared to 7.4% for each of the same periods of 2014, primarily due to transaction growth exceeding headcount growth.
Selling, general and administrative
The decrease in selling, general and administrative expenses for the first nine months of 2015 compared to the same period of 2014 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies. The third quarter of 2015 was also impacted by the write-down of certain deferred costs which were no longer recoverable under the respective contracts.
As a percentage of revenues, selling, general and administrative expenses increased to 6.5% for the third quarter of 2015 from 5.7% for the same period of 2014, and decreased to 5.5% for the first nine months of 2015 compared to 5.6% for the same period of 2014. The increase for the third quarter of 2015 was primarily due to the deferred cost write-downs discussed above. The decrease for the first nine months of 2015 compared to same period of 2014 was mainly due to transaction growth with little increase in support costs.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased for the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and certain assets becoming fully depreciated without yet being replaced. As a percentage of revenues, depreciation and amortization expense decreased to 1.5% for the third quarter and 1.6% for the first nine months of 2015 from 2.0% for the third quarter and 2.2% for the first nine months of 2014 mainly as a result of the fully depreciated assets not being replaced.
Operating income
The increases in operating income for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to the growth in transactions processed exceeding the growth in support costs, partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies and deferred cost write-downs in the third quarter of 2015.
Operating margin increased to 8.4% for the third quarter and 9.0% for the first nine months of 2015 from 6.4% and 7.4% for the same periods of 2014, respectively, primarily due to the growth in transactions processed while keeping costs stable. Operating income per transaction remained at $0.04 for the third quarters and $0.05 for the first nine months of 2015 and 2014.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2015 and 2014 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase Amount	Increase Percent
Total revenues	$188,232	$151,250	$36,982	24%	$498,689	$369,568	$129,121	35%
Operating expenses:
Direct operating costs	97,928	75,455	22,473	30%	260,008	183,985	76,023	41%
Salaries and benefits	36,187	32,219	3,968	12%	100,581	83,472	17,109	20%
Selling, general and administrative	23,356	23,747	(391)	(2)%	63,089	57,438	5,651	10%
Depreciation and amortization	7,011	7,246	(235)	(3)%	19,703	17,337	2,366	14%
Total operating expenses	164,482	138,667	25,815	19%	443,381	342,232	101,149	30%
Operating income	$23,750	$12,583	$11,167	89%	$55,308	$27,336	$27,972	102%
Transactions processed (millions)	19.0	13.6	5.4	40%	49.4	33.9	15.5	46%
Revenues
The increases in revenues for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to increases in the number of money transfers processed, driven by growth in our U.S and foreign agent and correspondent payout networks, the April 2014 launch of the domestic Walmart money transfer product and the impacts of our June 2014 acquisition of HiFX, our June 2015 acquisition of IME (M) Sdn Bhd ("IME"), our Malaysian money transfer operation, and our July 2015 acquisition of XE Corporation. Additionally, the third quarter 2015 results include the benefit of increased foreign currency exchange margins related to a market dislocation on a currency pair in one of our markets. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $9.91 for the third quarter and $10.09 for the first nine months of 2015 from $11.12 for the third quarter and $10.90 for the first nine months of 2014, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services. Partly offsetting these decreases in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations. Partly offsetting the increases in direct operating costs was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $90.3 million for the third quarter and $238.7 million for the first nine months of 2015 compared to $75.8 million for the third quarter and $185.6 million for the first nine months of 2014. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisitions of HiFX, IME and XE. Partly offsetting the increases in gross profit was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross margin decreased to 48.0% for the third quarter and 47.9% for the first nine months of 2015 from 50.1% for third quarter and 50.2% for the first nine months of 2014, primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.

Salaries and benefits
The increases in salaries and benefits for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to the impact of our acquisitions of HiFX, IME and XE, an increase in headcount as a result of the launch of our Walmart money transfer product and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 19.2% for the third quarter and 20.2% for the first nine months of 2015 from 21.3% for the third quarter and 22.6% for the first nine months of 2014, primarily due to the increase in the number of money transfers processed, which did not require a similar increase in support costs.
Selling, general, and administrative
The increase in selling, general and administrative expenses for the first nine months of 2015 compared to the same period of 2014 was primarily due to the impact of our acquisitions of HiFX, IME and XE and expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. Partly offsetting the increases in selling, general and administrative expenses were the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in bad debt expense and the write-down of certain customer acquisition costs in the first and third quarters of 2014. The third quarter 2014 bad debt charges and write-down of customer acquisition costs resulted in a decrease in selling, general and administrative costs in the third quarter of 2015 compared to the same period in 2014.
As a percentage of revenues, selling, general and administrative expenses decreased to 12.4% for the third quarter and 12.7% for the first nine months of 2015 from 15.7% and 15.5% for the same periods of 2014, respectively, primarily due to an increase in the number of money transfers processed, which did not require a similar increase in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase in depreciation and amortization for the first nine months of 2015 compared to the same period of 2014 was primarily due to the amortization of intangible assets related to the acquisitions of HiFX, IME and XE and investments made to support the growth in the business. Partly offsetting these increases was the the impact of the U.S. dollar strengthening against key foreign currencies. Additionally, certain intangible assets became fully amortized in the first quarter of 2015, which resulted in a slight decrease in depreciation and amortization expense for the third quarter of 2015 compared to the same period of 2014.
As a percentage of revenues, depreciation and amortization decreased to 3.7% for the third quarter and 4.0% for the first nine months of 2015 from 4.8% and 4.7% for the same periods of 2014, respectively. These decreases were primarily due to certain intangible assets becoming fully amortized in the first quarter of 2015 and the effect of revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.
Operating income
The increases in operating income for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to the increase in the number of money transfers processed, the impact of our acquisitions of HiFX, IME and XE, the write-down of certain customer acquisition costs during the first and third quarters of 2014 and lower bad debt expense, partly offset by an increase in salaries and benefits and other costs to support the growth in the business. Also partly offsetting the increase in operating income was the impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, operating margin increased to 12.6% for the third quarter and 11.1% for the first nine months of 2015 from 8.3% and 7.4% for same periods of 2014, respectively, primarily due to the increase in the number of money transfers processed, the acquisitions of HiFX, IME and XE, lower bad debt expense and the write-down of certain customer acquisition costs in the first and third quarters of 2014.
Operating income per transaction increased to $1.25 for the third quarter and $1.12 for the first nine months of 2015 from $0.93 and $0.81 for the same periods of 2014, respectively, primarily due to the increase in the number of money transfers processed, which did not require a similar increase in support costs, along with the impact of the higher margin HiFX transactions, lower bad debt expense and the first and third quarter 2014 write-downs of customer acquisition costs, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2015 and 2014 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,276	$5,857	$419	7%	$19,939	$18,074	$1,865	10%
Selling, general and administrative	1,916	2,588	(672)	(26)%	5,492	9,907	(4,415)	(45)%
Depreciation and amortization	207	67	140	209%	344	208	136	65%
Total operating expenses	$8,399	$8,512	$(113)	(1)%	$25,775	$28,189	$(2,414)	(9)%

Corporate operating expenses
Overall, operating expenses for Corporate Services decreased for the third quarter and first nine months of 2015 compared to the same periods of 2014. The increases in salaries and benefits were primarily due to increased headcount, employee raises and an increase in bonus expense related to the Company's improved performance. The decrease in selling, general and administrative expense for the first nine months was primarily due to the settlement during the second quarter of 2014 of a dispute related to a prior period potential acquisition and charges recorded in the third quarter of 2014 related to unclaimed property.

OTHER EXPENSE, NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent	2015	2014	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	539	797	(258)	(32)%	1,642	1,956	(314)	(16)%
Interest expense	(6,690)	(3,046)	(3,644)	120%	(18,482)	(7,476)	(11,006)	147%
Loss from unconsolidated affiliates	—	(33)	33	n/m	—	(64)	64	n/m
Foreign currency exchange loss, net	(16,010)	(711)	(15,299)	n/m	(34,066)	(5,067)	(28,999)	n/m
Other (losses) gains	(73)	—	(73)	n/m	315	—	315	n/m
Other expense, net	$(22,234)	$(2,993)	$(19,241)	n/m	$(50,591)	$(10,651)	$(39,940)	n/m
________________
n/m — Not meaningful
Interest income
The decreases in interest income for the third quarter and first nine months of 2015 compared to the same periods of 2014 were primarily due to a decrease in interest earned on funds held in Brazil and Australia and the impact of the U.S. dollar strengthening against key foreign currencies.
Interest expense
The increases in interest expense for the third quarter and first nine months of 2015 compared to the same periods of 2014 were largely the result of the issuance of the Convertible Notes in the fourth quarter of 2014.

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
We recorded net foreign currency exchange losses of $16.0 million and $0.7 million for the third quarters of 2015 and 2014, respectively, and $34.1 million and $5.1 million for the first nine months of 2015 and 2014, respectively. These realized and unrealized net foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
Other (losses) gains
The third quarter 2015 loss related to the liquidation of a small subsidiary. The gain for the first nine months of 2015 includes the result of the sale of a minor line of business by one of our subsidiaries.
INCOME TAX EXPENSE
The Company's effective income tax rates were 34.8% and 26.9% for the third quarter of 2015 and 2014, respectively, and 34.4% and 27.7% for the first nine months of 2015 and 2014, respectively. The effective income tax rates for the third quarter and first nine months of 2015 were significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rates were 25.8% and 25.3% for the third quarter and first nine months of 2015, respectively.
The Company's effective income tax rates for the third quarter and first nine months of 2015, as adjusted for foreign currency exchange losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. The decreases in the effective tax rates for the third quarter and the first nine months of 2015, as adjusted for foreign currency exchange losses, compared to the same periods of 2014 were largely due to an increase in the portion of earnings generated in the U.S.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $31.3 million for the third quarter and $65.3 million for the first nine months of 2015 compared to $35.0 million for the third quarter and $71.6 million for the first nine months of 2014. As more fully discussed above, the $6.3 million decrease in net income for the first nine months of 2015 compared to the same period of 2014 was primarily due to an increase in net foreign currency exchange loss of $29.0 million, an increase in interest expense of $11.0 million and an increase in income tax expense of $6.8 million. These decreases to net income were partly offset by an increase in operating income of $40.4 million and a decrease in other non-operating costs of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2015 and December 31, 2014, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $236.3 million and $257.0 million, respectively. Our ratio of current assets to current liabilities at September 30, 2015 and December 31, 2014 was 1.28 and 1.30, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfers services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of September 30, 2015, we had approximately $191 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $528.8 million at September 30, 2015, of which $471.5 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
Liquidity	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$231,518	$224,639
Investing activities	(173,112)	(134,433)
Financing activities	31,250	179,143
Effect of foreign currency exchange rate changes on cash and cash equivalents	(28,832)	(27,988)
Increase in cash and cash equivalents	$60,824	$241,361

Operating activity cash flow
Cash flows provided by operating activities were $231.5 million for the first nine months of 2015 compared to $224.6 million for the first nine months of 2014. The increase is primarily due to improved operating results partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with mobile operators and other content providers in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $173.1 million for the first nine months of 2015 compared to $134.4 million for the first nine months of 2014. Cash used for acquisitions was $114.0 million for the first nine months of 2015 compared to $84.7 million for the first nine months of 2014. During the first nine months of 2015, we used $55.3 million for purchases of property and equipment compared to $45.7 million during the first nine months of 2014; the increase was primarily related to ATM network expansion. Cash used for software development and other investing activities totaled $3.8 million for the first nine months of 2015 compared to $4.0 million for the same period of 2014.

Financing activity cash flow
Cash flows provided by financing activities were $31.3 million for the first nine months of 2015 compared to $179.1 million for the first nine months of 2014. Our financing activities for the first nine months of 2015 consisted of net borrowings of $31.4 million compared to $175.5 million for the first nine months of 2014. The decrease in net borrowings during the first nine months of 2015 compared to the same period of 2014 was the result of having cash available during the first half of 2015 from the fourth quarter 2014 issuance of the Convertible Notes compared to borrowings needed for acquisitions and working capital purposes in the first nine months of 2014. Additionally, we used $2.5 million and $1.9 million during the first nine months of 2015 and 2014, respectively, for capital lease repayments. During the first nine months of 2015, we paid $5.1 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $1.2 million for the same period of 2014; we also purchased $0.1 million of our stock in the open market during the first nine months of 2015. We received proceeds from stock option exercises of $6.7 million and $8.5 million for the first nine months of 2015 and 2014, respectively. During the first nine months of 2014, we paid $2.5 million for debt issuance costs.
Other sources of capital
Credit Facility
As of September 30, 2015, we had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $68.4 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. The Credit Facility expires April 9, 2019. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of September 30, 2015, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of September 30, 2015, we had borrowings of $68.4 million outstanding under Term Loan A. We had $41.4 million of borrowings and $42.7 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2015. The remaining $515.9 million under the revolving credit facility was available for borrowing. As of September 30, 2015, our weighted average interest rates under the revolving credit facility and Term Loan A were 3.23% and 1.57%, respectively, excluding amortization of deferred financing costs.
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
Short-term debt obligations - Short-term debt obligations as of September 30, 2015 were primarily comprised of $6.6 million of payments due in the next twelve months under Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to supplement short-term working capital requirements, when necessary, and there was $6.4 million outstanding under these facilities as of September 30, 2015.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first nine months of 2015 were $59.7 million. These capital expenditures were made primarily for the purchase of ATMs in Poland and India, as well as for office, data center and company store computer equipment and software, and POS terminals for the epay Segment. Total capital expenditures for 2015 are currently estimated to range from approximately $75.0 million to $85.0 million.

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
Under the terms of the Purchase Agreement, the Sellers received purchase consideration (the "Purchase Consideration") of $76.7 million in cash and 49,941 shares of Euronet common stock, with a fair value at date of acquisition of $3.0 million. A portion of the Purchase Consideration was placed in escrow at closing as security for the Sellers' indemnification and other obligations under the Purchase Agreement. Any Purchase Consideration remaining in escrow will be released to the Sellers at various defined dates over five years following the closing date, net of any pending indemnification or other claims under the Purchase Agreement.
On July 2, 2015, the Company completed the acquisition of all of the capital stock of XE Corporation, a global leader in digital foreign exchange information. XE Corporation is a Canadian company which operates the XE.com and x-rates.com websites, providing currency-related data and international payments services.
Under the terms of the purchase, the Company paid purchase consideration of $79.9 million in cash and 642,912 shares of Euronet common stock, with a fair value at date of acquisition of $40.1 million.
Share repurchase plan
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 Program") allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through September 19, 2015. Repurchases under the 2013 Program could take place in the open market or in privately negotiated transactions, including derivative transactions, and could be made under a Rule 10b5-1 plan. We purchased 1,600 shares for $85 thousand during the first quarter of 2015 and none in the second or third quarters of 2015.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2015, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2015. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2015, our future contractual obligations have not changed significantly from the amounts reported within our 2014 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2015, our total debt outstanding was $467.5 million. Of this amount, $345.4 million, 74% of our total debt obligations, relates to our Convertible Notes having a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest of 1.5% of the principal amount per annum. Based on quoted market prices, as of September 30, 2015, the fair value of our fixed rate Convertible Notes was $495.2 million, compared to a carrying value of $345.4 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $116.2 million, or 25% of our total debt obligations, relates to debt that accrues interest at variable rates. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.3 million.
The remaining $5.9 million, or 1% of our total debt obligations, relates to capitalized leases with fixed payment and interest terms that expire between 2015 and 2019.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2015, approximately 70% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the Australian dollar, Brazilian real, British pound, euro, Indian Rupee, Hungarian forint and Polish zloty. As of September 30, 2015, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $60 million to $65 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $80 million to $85 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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
We are also exposed to foreign currency exchange rate risk in our Money Transfer Segment. A majority of the money transfer business involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. We enter into foreign currency forwards and cross-currency swaps, to minimize exposure related to fluctuations in foreign currency exchange rates. As of September 30, 2015, we had foreign currency derivative contracts outstanding with a notional value of $1.0 billion, primarily in Australian dollars, British pounds, euros and Mexican pesos, that were not designated as hedges and mature within the next twelve months. See Note 8, Derivative Instruments and Hedging Activities to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
October 30, 2015
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer