Form 10-K
period 2015-12-31
EURONET WORLDWIDE INC
filed 2016-02-29
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.1 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2015.

As of February 25, 2016, the registrant had 53,066,012 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

References in this report to “we,” “our,” “us,” the “Company” and “Euronet” refer to Euronet Worldwide, Inc. and its subsidiaries unless the context requires otherwise.

Business Overview

General Overview

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; software solutions; electronic distribution of prepaid mobile airtime and other electronic payment products; foreign exchange services and global money transfer services.

Core Business Segments

We operate in the following three segments as of December 31, 2015:

The EFT Processing Segment processes transactions for a network of 21,360 ATMs and approximately 113,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2015, the EFT Processing Segment accounted for approximately 21% of Euronet's consolidated revenues.

The epay Segment provides electronic distribution and processing of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 674,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. Through this segment, we believe we are the world's leading international network for distribution of prepaid mobile airtime. In 2015, the epay Segment accounted for approximately 40% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, IME and XE, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand name Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 292,000 locations. XE is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com), which are executed by a third party. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2015, the Money Transfer Segment accounted for approximately 39% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 165 countries. We have thirteen transaction processing centers, including six in Europe, five in Asia Pacific and two in North America. We also maintain 56 business offices that are located in 39 countries. Our corporate offices are located in Leawood, Kansas, USA.

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

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. In 2009 Euronet, through one of its group companies, was granted authorization as an e-money institution in the United Kingdom under the E-Money Directive.  Euronet obtained relevant memberships of Visa and MasterCard during 2011. In 2011, the Second E-Money Directive ("2EMD") came into effect. 2EMD enables authorized e-money institutions to provide payment services and issue e-money throughout the European Economic Area under a single regulatory framework.  By obtaining the status as an authorized e-money institution together with its principal memberships of Visa and MasterCard, Euronet has been able to expand its Independent ATM Deployed ("IAD") networks across Europe. By the end of 2015, Euronet's IAD network of ATMs had expanded to include 19 countries. Our product portfolio for the EFT Processing Segment operates in 49 countries.

In 2003, Euronet added a complementary business line through the acquisition of epay Limited (“epay”), which had offices in the U.K. and Australia. Through subsequent acquisitions between 2003 and 2011, the epay Segment continued to expand in Europe (Germany, Romania, Spain and the U.K.), the U.S., the Middle East, Asia and Brazil, and established new offices in New Zealand, Poland, India and Italy. We believe the epay Segment is the world's leading international network for distribution and processing of prepaid mobile airtime ("top-up") as well as other electronic payment products and services.

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license under the Payment Services Directive ("PSD") from the U.K. Financial Services Authority, which allowed Ria to operate under one license and one regulator for all European Economic Area Member States. The license also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. In 2014, Euronet added a complementary product to the money transfer portfolio through the acquisition of HiFX, which offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. In addition to expanding its money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

2015 Developments

In June 2015, the Company completed the acquisition of IME (M) Sdn Bhd and certain affiliated companies ("IME"). IME is a leading Malaysian-based money transfer provider and provided the Money Transfer Segment with immediate entry into the Asian and Middle East send markets.

In July 2015, the Company completed the acquisition of XE Corporation and its subsidiaries ("XE"). XE Corporation is a Canadian company which operates the xe.com and x-rates.com websites, providing currency-related data and international payments services. This acquisition provided Euronet an internationally recognized financial services brand with a large Internet presence in which we will offer our foreign currency products.

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

The major sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece and Ukraine), the Middle East and Asia Pacific (India, China and Pakistan), as well as several developed countries of Western Europe. As of December 31, 2015, we operated 21,360 ATMs compared to 20,364 at December 31, 2014. The increase was largely due to growth in India and expansion of our IAD networks in several European countries, partially offset by the termination of approximately 1,300 loss-generating ATMs in China.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 9% as indicated in the following table:

(in millions)	2011	2012	2013	2014	2015
EFT Processing transactions per year	943	1,164	1,188	1,262	1,318

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. They operate 24 hours a day, seven days a week and consist of production IBM iSeries computers, which run various proprietary software packages.

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

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our internally developed software solutions. The ATMs in our IAD networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and China Union Pay, as well as international ATM networks such as PULSE®. This is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.

When a bank cardholder conducts a transaction on a Euronet-owned ATM or automated deposit terminal ("ADT"), we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement. We receive transaction-processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions.

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

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include DCC, mobile top-up, fraud management, bill payment, CRM, foreign remittance payout, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our proprietary software is used by processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options.

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. In addition, we follow a supporting strategy to increase the penetration of value added (or complementary) services across our existing customer base, including DCC, advertising, fraud management, bill payment, mobile top-up, CRM and foreign remittance payout.

We continually strive to make our own ATM networks more efficient by eliminating underperforming ATMs and installing ATMs in more desirable locations. We will make selective additions to our own ATM network if we see market demand and profit opportunities. In tourist locations, we also shut down ATMs during the winter season when tourist activity is low.

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

Seasonality

Our EFT Processing business experiences its heaviest demand for DCC during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 674,000 POS terminals across approximately 307,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. We believe we are the world's leading international network for distribution of prepaid mobile airtime (top-up). Our processing centers for the epay Segment are located in London, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA.

Since 2003, we have expanded our prepaid business in new and existing markets by drawing upon our depth of experience to build and expand relationships with mobile phone operators, prepaid content providers and retailers. In addition to prepaid mobile airtime, we offer a wide range of products across our retail networks, including prepaid debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, prepaid digital content such as music, games and software, prepaid long distance and bill payment.

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

Non-Mobile Products and Services

Our POS network can be used for the distribution of other products and services. Although prepaid mobile airtime is the most significant product distributed through our epay Segment, additional products include long distance calling card plans, prepaid Internet plans, debit cards, gift cards, prepaid vouchers, transport payments, lottery payments, bill payment and digital content such as music, games and software. Through our cadooz subsidiary, we also distribute vouchers and physical gifts. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. In 2015, revenues and gross profit from products other than prepaid mobile airtime were approximately 54% and 46%, respectively, of the total for the epay Segment.

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

The number of transactions processed on our POS network has increased over the last five years at a CAGR of approximately 6% as indicated in the following table:

(in millions)	2011	2012	2013	2014	2015
epay processing transactions per year	1,064	1,113	1,115	1,244	1,335

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

We believe our size and market share are competitive advantages in many markets. In addition, we believe our platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the mobile operators and retailers. We have introduced new digital products into the marketplace such as digital payment for online media subscriptions. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market for these products.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, XE and HiFX. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 292,000 locations and our websites riamoneytransfer.com and imeremit.com. Most of our money transfers are originated through sending agents in approximately 32 countries, with money transfer delivery completed in 147 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, generally using a credit or debit card, for pay-out directly to a bank account or for cash pickup. Additionally, XE provides foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com), which are executed through a third party.

In addition, we provide global account-to-account money transfer services under the brand name HiFX. We offer services via our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and through HiFX customer service representatives. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 30% as indicated in the following table:

(in millions)	2011	2012	2013	2014	2015
Money transfer transactions per year	24.3	30.7	35.2	48.5	68.7

Our sending agent network includes a variety of agents, including a large U.S.-based retailer, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Windsor, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia. We operate Ria call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers. Additionally, we operate HiFX call centers in Windsor, U.K. and Sydney, Australia.

Money Transfer Products and Services

Money transfer products and services are sold primarily through three channels at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com, imeremit.com, xe.com and x-rates.com (online transactions).

In an online transaction, customers send funds, generally using a credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

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

XE offers foreign currency exchange subscriptions, advertising on its websites and money transfer services on its websites which are executed by a third party.

Sources of Revenues

Revenues in the Money Transfer Segment are derived through the charging of a transaction fee, as well as a margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. Sending agents and receiving agents for consumer-to-consumer products each earn fees for cash collection and distribution services. Euronet recognizes these fees as direct operating costs at the time of sale.

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $27.1 billion in money transfers in 2015.

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through our stores and agents, and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth. Additionally, we plan to expand our HiFX business into new markets.

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

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company and MoneyGram International Inc. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks and web-based services and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Product Research, Development and Enhancement

In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services.

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $7.8 million, $8.7 million, and $7.3 million in 2015, 2014 and 2013, respectively. Development costs that were capitalized totaled $5.2 million, $5.8 million and $4.9 million in 2015, 2014 and 2013, respectively.

In our epay Segment, development has focused on expanding the types of electronic payment products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.

In the Money Transfer Segment, development has focused on expanding our services to Internet enabled devices through our www.riamoneytransfer.com, www.hifx.com, www.hifx.co.uk, www.hifx.com.au, www.imeremit.com, www.xe.com and www.x-rates.com websites. This is intended to expand our customer base in existing and new corridors.

Financial Information by Geographic Area

For information on results of operations, property and equipment, and total assets by geographic location, please see Note 16, Business Segment Information, to the Consolidated Financial Statements. Additionally, see Item 1A - Risk Factors, for risk factors related to foreign operations.

Employees

We had approximately 5,600, 4,600 and 4,100 employees as of December 31, 2015, 2014, and 2013, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in our Spanish subsidiary. We experienced no work stoppages or strikes by our workforce in 2015 and we consider relations with our employees to be good.

Government Regulation

As discussed below, many of our business activities are subject to regulation in our current markets. In the Money Transfer Segment, we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states and foreign governments. These include international, federal and state anti-money laundering laws and regulations, money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services through retail agents, Company owned stores or online. For more discussion, see Item 1A - Risk Factors.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products are subject to the PSD as implemented in each European country. The PSD requires a license to perform certain defined "payment services" in a European country, which may be extended throughout the European Economic Area Member States ("Member States") through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K. authorization to thirteen host member states operating under the PSD. Additionally, in the U.K., we have obtained an e-money license under the 2EMD. The e-money license allows Euronet to issue e-money and provide the same services as a PSD licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license holder is currently operating in fifteen Member States.

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

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has implemented recent U.S. federal regulations for electronic money transfers. Prior to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (“Dodd-Frank Act”), international money transfers were generally not addressed by existing federal consumer protection regulations. The Dodd-Frank Act expanded the scope of the Electronic Fund Transfer Act to provide consumer protections for international remittance transfers. On January 20, 2012, the Consumer Financial Protection Bureau ("CFPB"), established under the Dodd-Frank Act with authority to implement the consumer protective measures, adopted a rule that increased protections for consumers who transmit money internationally. The CFPB's Rule for International Remittances became effective October 28, 2013. Included among the protections are disclosure requirements, cancellation rights and error resolution procedures for consumer complaints. The CFPB audits our compliance with these rules, and we may be subject to fines or penalties for violations of any of such rules.

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

The brand names of “Ria,” “Ria Financial Services,” “Ria Envia,” “HiFX,” “HiFM,” “XE,” derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

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

Executive Officers of the Registrant

The name, age, period of service and position held by each of our Executive Officers as of February 26, 2016 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	59	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	58	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	61	December 1996	Executive Vice President - General Counsel
Kevin J. Caponecchi	49	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	45	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	52	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	40	January 2014	Senior Vice President - Chief Technology Officer

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

A substantial portion of our growth has been due to acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. We cannot assure you that we will be able to successfully integrate, or otherwise realize anticipated benefits from, our recent acquisitions or any future acquisitions. Failure to successfully integrate or otherwise realize the anticipated benefits of these acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•
The integration plans for our acquisitions are based on benefits that involve assumptions as to future events, including our ability to successfully achieve anticipated synergies, leveraging our existing relationships, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plans in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;

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

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. In the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion during the third quarter of the fiscal year, coinciding with the tourism season. As a result, our revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year. Additionally, transaction levels have consistently been higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid products and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. In the Money Transfer Segment, we experience increased transaction levels during the May through October timeframe, coinciding with certain holidays and the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic or political instability, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.

Concerns over slow economic growth, level of sovereign debt in many parts of the world, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the world economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and continued high unemployment, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, content providers, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If mobile phone operators and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues.

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

We have a substantial amount of indebtedness. As of December 31, 2015, total liabilities were $1,366.8 million, of which $405.5 million represents long-term debt obligations, and total assets were $2,192.7 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Our total assets include approximately $853.2 million, or 39% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. In 2013, we determined that certain goodwill assets of our epay businesses in Australia and Spain were impaired and we recorded $18.4 million of non-cash impairment charges. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, New Zealand, the U.S., the U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

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
Our operations in countries outside the United States are subject to anti-corruption laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials or employees of commercial enterprises for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.
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

Our business may be adversely affected if recent developments to applicable data protection regulations in the European Union require us to cease the transfer of personal data from the European Union to the United States.

In October 2015, the European Court of Justice invalidated the European Commission’s decision of 2000 regarding the transfer of personal data from the EU to the United States (known as the Safe Harbor Decision). Prior to the ruling of the European Court of Justice, the Safe Harbor Decision provided a mechanism that facilitated personal data transfers to the United States in compliance with the EU’s Directive on Data Protection. Our money transfer business relies on the transfer of EU citizens’ personal information to the United States to enable payment of money remittance transactions to beneficiaries through our correspondent network. Despite the October 2015 ruling of the European Court of Justice, we believe we remain in compliance with EU regulations regarding the transfer of personal data to the United States. Until a new agreement between the EU and the United States is completed, there is significant regulatory uncertainty surrounding data transfers from the EU to the United States. If we are unable to transfer personal data from the EU to the United States or other countries where we operate, then it could affect the manner in which we provide our services or adversely affect our financial results.

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

During 2015, Greece experienced a sovereign debt crisis which led to speculation about the possibility of Greece leaving the Eurozone and adopting another currency. Developments in the latter part of 2015 currently keep Greece as a member of the European Union and the Eurozone. The Company has considered the impact on its business in Greece should Greece adopt another currency. While there is a general risk of reporting net asset values and operating results in an adopted currency which may translate to U.S. dollars at different rates than the euro, we recognize there is a more specific economic risk associated with cash balances in Greece. We hold cash in Greece in banks as well as in our ATM network. A conversion of those cash amounts from euros to another currency could have an adverse effect on our financial condition or results of operations, either from initial conversion or from subsequent changes in currency exchange rates. The magnitude of this risk increases when cash balances in our ATM network increase during the tourism season. While such a currency change does not appear to be an immediate risk under current circumstances, the Company continues to monitor developments in this area and will attempt to mitigate any adverse effects where possible.

Our Money Transfer Segment is subject to foreign currency exchange risks because our customers deposit funds in one currency at our retail and agent locations worldwide or in an online account and we typically deliver funds denominated in a different, destination country currency. Although we use foreign currency derivative contracts to mitigate a portion of this risk, we cannot eliminate all of the exposure to the impact of changes in foreign currency exchange rates for the period between collection and disbursement of the money transfers.

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
On May 30, 2013, our stockholders ratified a three-year stockholders' rights agreement (the ''Rights Agreement'') entered into on March 26, 2013, between Euronet and Computershare Trust Company, N.A. as rights agent. The Rights Agreement expires on April 3, 2016. Pursuant to the Rights Agreement, holders of our Common Stock are entitled to purchase one one-hundredth (1/100) of a share (a ''Unit'') of Junior Preferred Stock at a price of $125.00 per Unit upon certain events (the "Right"). The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 20% of Euronet's then-outstanding Common Stock, the Rights will become exercisable for Common Stock having a value equal to two times the exercise price of the Right, or effectively at one-half of Euronet's then-current stock price. The existence of the Rights may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed by our management and board of directors.

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

An additional 14.5 million shares of Common Stock, representing approximately 27% of the shares outstanding as of December 31, 2015, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2015, we had 3.2 million and 0.6 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 1.9 million options are vested and exercisable as of December 31, 2015. Approximately 5.1 million additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.5 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 3.8 million total options and restricted stock awards outstanding, an aggregate of 2.4 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Upon the occurrence of certain events, another 5.6 million shares of Common Stock could be issued upon conversion of the Company's convertible notes issued in October 2014; in certain situations, the number of shares issuable could be higher. While we have stated that we intend to settle any conversion of these notes by issuing cash for the principal value of the notes and issuing shares of Common Stock for the conversion value in excess of the principal, which would significantly reduce the number of shares issued upon conversion, if our financial condition significantly and adversely changes, we may not be able to settle as intended should the notes be converted.

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

Money Transfer Segment - Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company and MoneyGram International Inc. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks, web-based services and digital currencies. Our continued growth depends upon our ability to compete effectively with these alternative technologies.

If processing fees and commissions in our epay business continue to decline, our financial results may be adversely affected.

Our epay Segment derives revenues based on processing fees and commissions from mobile phone operators and other content providers. Growth in our prepaid mobile business in any given market is driven by a number of factors, including the overall pace of growth in the prepaid mobile phone market which is impacted by competing postpaid services, our market share of the retail distribution capacity, the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain, and the value provided to the retailers through the types of products offered and the level of integration with their systems. Also, competition among prepaid mobile distributors results in retailer churn and the reduction of commissions paid by prepaid content providers, although a portion of such reductions can be passed along to retailers. In recent years, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. We have generally been able to mitigate that trend due to growth in the number of transactions, driven by acquisitions and organic growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.

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

As we continue to expand our electronic payment product offerings, certain of those products may become regulated by state, federal or foreign laws, rules and regulations, including the U.S. Consumer Financial Protection Bureau ("CFPB"). New product offerings may be considered to be money transfer related products which would require licensure for entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected. Further, if regulations regarding the expiration of gift vouchers change in the countries where we offer them, the revenue epay recognizes from unredeemed vouchers may be negatively affected.

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

The mobile phone industry is a rapidly evolving area, in which technological developments, in particular the development of new billing models (such as "all you can eat" plans) and distribution methods or services, may affect the demand for other services in a dramatic way. The development of any new models or technology that reduce the need or demand for prepaid mobile airtime could materially and adversely affect our business.

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

Our business involves the operation and maintenance of a sophisticated computer network and telecommunications connections with financial institutions, mobile phone operators, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware, security breaches and software errors. Transactions in the EFT Processing Segment are processed through our Budapest, Beijing, Mumbai and Karachi processing centers. Transactions in the epay Segment are processed through our London, Martinsried, Hamburg, Milan, Buena Park, California and Kansas City, Missouri processing centers. Transactions in our Money Transfer Segment are processed through our Buena Park, California, Kansas City, Missouri, Windsor, Auckland, and Kuala Lumpur processing centers. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

We are subject to to security breaches of our systems. Any such breach may cause us to incur financial losses, liability, harm to our reputation, litigation, regulatory enforcement actions and limitations on our ability to conduct our businesses.

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company, including third party vendors, or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM, money transfer and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed in our SEC filings, we have been the subject of a computer security breach, and we cannot exclude the possibility of additional breaches in the future.

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2015, the amount of cash used in our ATM networks under these supply agreements was approximately $494.7 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

We have already encountered difficulty in obtaining cash supply arrangements in certain of our markets, including Greece, and have begun providing cash for our ATM transactions in those markets. While the amounts involved are currently well within our capabilities given our cash flows and available financing, any failure to renew a major cash supply arrangement could require that we commit significant financial resources to the supply of cash to our ATM networks, which could adversely impact our results of operations.

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

Our consumer-to-consumer money transfer based revenues are primarily generated through the use of our agent and correspondent networks. If agents or correspondents decide to leave our network or if we are unable to sign new agents or correspondents, our revenue and profit growth rates may be adversely affected. Our agents and correspondents are also subject to a wide variety of laws and regulations that vary significantly, depending on the legal jurisdiction. Changes in these laws and regulations could adversely affect our ability to maintain the networks or the cost of providing money transfer services. In addition, agents may generate fewer transactions or less revenue due to various factors, including increased competition. Because our agents and correspondents are third parties that may sell products and provide services in addition to our money transfer services, they may encounter business difficulties unrelated to the provision of our services, which may cause the agents or correspondents to reduce their number of locations or hours of operation, or cease doing business altogether.

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

The Dodd-Frank Act established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The act requires the U.S. Commodity Futures Trade Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us. The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of foreign currency related derivatives.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2015, we also have 30 principal offices in Europe, 12 in Asia Pacific, eight in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Beijing, China; Mumbai, India; and Karachi, Pakistan. Processing centers we operate for the epay Segment are located in London, U.K., Martinsried, Germany; Hamburg, Germany; Kansas City, Missouri; Buena Park, California; and Milan, Italy. Our processing centers for the Money Transfer Segment are located in Buena Park, California; Kansas City, Missouri; Windsor, U.K.; Auckland, New Zealand; and Kuala Lumpur, Malaysia.

All of our processing centers are leased and have off-site real time backup processing centers that are capable of providing full or partial processing services in the event of failure of the primary processing centers.

Item 3. Legal Proceedings

The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.

The discussion regarding litigation in Part II, Item 8 - Financial Statements and Supplementary Data and Note 18, Litigation and Contingencies, to the Consolidated Financial Statements included elsewhere in this report is incorporated herein by reference.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2015		2014
For the quarters ended	High	Low	High	Low
December 31	$82.49	$70.82	$59.75	$43.92
September 30	$76.55	$59.07	$54.66	$45.30
June 30	$62.75	$56.05	$49.60	$39.21
March 31	$58.76	$44.96	$48.54	$36.05

Dividends

Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future. Certain of our credit facilities consider payment of dividends a restricted payment which is a component in one of our financial covenants. Should we exceed the total amount allowed in the covenant, we would need to obtain lender consent prior to making any dividend payment.

Holders

At December 31, 2015, we had 58 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2015, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2010 through December 31, 2015 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2010.

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

NOTE: Derived from CRSP NASDAQ Stock Market (US Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2016. Used with permission. All rights reserved.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2015.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by security holders:			5,105,804
Stock option awards	3,226,221	$31.40
Restricted stock unit awards	572,828	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,799,049	$26.67	5,105,804
____________________________

(1)	Included in this column is 0.3 million shares remaining under our employee stock purchase plan. During 2015, Euronet issued 54,421 shares to employees under the employee stock purchase plan.

Stock Repurchases

The Company repurchased no shares of its Common Stock during the three months ended December 31, 2015. In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program allowing Euronet to repurchase up to $100 million in value or 5 million shares of its Common Stock through December 10, 2017. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2015	2014	2013	2012	2011
Income statement data:
Revenues	$1,772,262	$1,664,150	$1,413,169	$1,267,601	$1,161,304
Operating expenses (1)	1,497,396	1,433,964	1,229,705	1,145,429	1,021,710
Depreciation and amortization	70,025	71,455	65,053	64,167	60,457
Operating income (1)	204,841	158,731	118,411	58,005	79,137
Other expenses, net	(63,747)	(17,182)	(3,532)	(11,613)	(18,197)
(Loss) income from unconsolidated affiliates	—	(46)	206	942	1,852
Income from continuing operations before income taxes	141,094	141,503	115,085	47,334	62,792
Income tax expense	(42,602)	(40,015)	(27,732)	(26,937)	(24,704)
Income from continuing operations	$98,492	$101,488	$87,353	$20,397	$38,088
Earnings per share from continuing operations:
Basic	$1.89	$1.96	$1.76	$0.41	$0.73
Diluted	$1.83	$1.89	$1.69	$0.40	$0.71
Balance sheet data (at period end):
Assets	$2,192,714	$2,038,447	$1,595,158	$1,547,438	$1,501,844
Debt obligations, long-term portion	405,472	397,256	185,478	282,501	157,108
Capital lease obligations, long-term portion	4,147	2,148	2,872	4,589	4,249
Summary network data
Number of operational ATMs at end of period	21,360	20,364	18,311	17,600	14,224
EFT processing transactions during the period (millions)	1,318	1,262	1,188	1,164	943
Number of operational prepaid processing POS terminals at end of period (rounded)	674,000	681,000	665,000	680,000	615,000
Prepaid processing transactions during the period (millions)	1,335	1,244	1,115	1,113	1,064
Money transfer transactions during the period (millions)	68.7	48.5	35.2	30.7	24.5
___________________

(1)
The results of 2013 and 2012 include non-cash charges related to impairment of goodwill and acquired intangible assets of $18.4 million and $28.7 million, respectively. Additionally, 2013 results include a $19.3 million non-cash acquisition-related contingent consideration gain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview, Geographic Locations and Principal Products and Services
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 21,360 ATMs and approximately 113,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 674,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and XE and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 292,000 locations. XE is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com), which are executed by a third party. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 30 principal offices in Europe, 12 in Asia Pacific, eight in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 70% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 21% of total consolidated revenues for the year ended December 31, 2015, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 40% of total consolidated revenues for the year ended December 31, 2015, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Due to certain provisions in our mobile phone operator agreements, the operators have the ability to reduce the overall commission paid on top-up transactions. However, by virtue of our agreements with retailers (distributors where POS terminals are located) in certain markets, not all of these reductions are absorbed by us because we are able to pass a significant portion of the reductions to retailers. Accordingly, under certain retailer agreements, the effect is to reduce revenues and reduce our direct operating costs resulting in only a small impact on gross profit and operating income. In some markets, reductions in commissions can significantly impact our results as it may not be possible, either contractually or commercially in the concerned market, to pass a reduction in commissions to the retailers. In certain markets, retailers may negotiate directly with the mobile phone operators and prepaid content providers for their own commission rates, which also limits our ability to pass through reductions in commissions. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to the end consumer. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% of total consolidated revenues for the year ended December 31, 2015, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and our websites www.riamoneytransfer.com, imeremit.com, xe.com, x-rates.com, www.hifx.co.uk and www.hifx.com.au, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

Opportunities and Challenges

Our expansion plans and opportunities are focused on eight primary areas:

•	increasing the number of ATMs in our independent ATM networks;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	signing new outsourced ATM and POS terminal management contracts;

•	expanding value added services in our EFT Processing Segment, including the sale of DCC services to banks and retailers;

•	expanding our epay processing network and portfolio of electronic payment products;

•	expanding our money transfer services, cross-currency payments products and bill payment network;

•	expanding our cash management solutions and foreign currency risk management services; and

•	developing our credit and debit card outsourcing business.
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

We consistently evaluate and add prospects to our list of potential ATM outsource customers. However, we cannot predict the increase or decrease in the number of ATMs we manage under outsourcing agreements because this depends largely on the willingness of banks to enter into outsourcing contracts with us. Due to the thorough internal reviews and extensive negotiations conducted by existing and prospective banking customers in choosing outsource vendors, the process of entering into or renewing outsourcing agreements can take several months. The process is further complicated by the legal and regulatory considerations of local countries. These agreements tend to cover large numbers of ATMs, so significant increases and decreases in our pool of managed ATMs could result from acquisition or termination of one or more of these management contracts. Therefore, the timing of both current and new contract revenues is uncertain and unpredictable.
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

•
the mitigation of economic and political factors that have had an adverse impact on money transfer volumes, such as changes in the economic sectors in which immigrants work and the developments in immigration policies in the countries in which we operate;

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among high-income individuals, immigrant workers and the unbanked population in our markets;

•	our ability to maintain our agent and correspondent networks;

•	our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	our ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	our ability to take advantage of cross-selling opportunities with our epay Segment, including providing prepaid services through our stores and agents worldwide;

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

Segment Revenues and Operating Income For The Years Ended December 31, 2015, 2014 and 2013

	Revenues			Operating Income (Expense)
(in thousands)	2015	2014	2013	2015	2014	2013
EFT Processing	$379,523	$358,636	$296,240	$94,394	$91,321	$81,350
epay	708,373	783,781	748,680	66,439	61,070	39,461
Money Transfer	685,635	523,150	370,365	78,658	42,741	31,095
Total	1,773,531	1,665,567	1,415,285	239,491	195,132	151,906
Corporate services, eliminations and other	(1,269)	(1,417)	(2,116)	(34,650)	(36,401)	(33,495)
Total	$1,772,262	$1,664,150	$1,413,169	$204,841	$158,731	$118,411

Summary

Our annual consolidated revenues increased by 6% for 2015 compared to 2014 and by 18% for 2014 compared to 2013.
The increase in revenues for 2015 was primarily due to the acquisitions of IME and XE Corporation, the continued growth of the Walmart-2-Walmart money transfer service since its April 2014 launch and growth in the number of money transfers processed by the core Ria business in our Money Transfer Segment, an increase in the number of ATMs under management, along with an increase in demand for DCC and other value added services, in our EFT Processing Segment, the inclusion of a full year of contributions from HiFX since its acquisition in May 2014, and an increase in the number of transactions processed by our epay subsidiaries in Germany, Australia, New Zealand, India and the Middle East. These increases were partly offset by the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in the number of prepaid transactions processed by our epay subsidiaries in Brazil and the U.K. and a decrease in rates charged for certain debit and credit card outsourcing services in our EFT Processing Segment.
The increase in revenues for 2014 was primarily due to the launch of the Walmart-2-Walmart money transfer service in April 2014 and growth in the number of money transfers processed by the core Ria business in our Money Transfer Segment, an increase in the number of ATMs under management, along with an increase in demand for DCC and other value added services, in our EFT Processing Segment, the impact of the acquisition of HiFX in May 2014, and an increase in the number of transactions processed by our epay subsidiary in Germany. These increases were partly offset by a decrease in the number of prepaid transactions processed by our epay subsidiaries in Brazil and Australia.
The increase in operating income for 2015 was primarily due to the increase in the number of money transfer transactions processed, including Walmart-2-Walmart transactions and those of our businesses acquired in 2014 and 2015, the increase in ATMs under management, along with the increase in demand for DCC and other value added services, and the increase in the number of prepaid transactions processed in Germany, Australia, New Zealand, India and the Middle East. These increases were partly offset by the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in the number of prepaid transactions processed in Brazil and the U.K. and a decrease in rates charged for certain debit and credit card outsourcing services.
The increase in operating income for 2014 was primarily due to the increase in ATMs under management, along with the increase in demand for DCC and other value added services, the contributions from HiFX after its acquisition, the increase in the number of money transfer transactions processed, particularly in the U.S., and the increase in the number of prepaid transactions processed in Germany. These increases were partly offset by the decrease in earnings at our epay subsidiaries in the U.S. and the U.K.
Our operating income for 2013 includes non-cash goodwill and intangible asset impairment charges of $18.4 million as discussed in Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements. Additionally, operating income for 2013 includes a $19.3 million acquisition-related contingent consideration gain, as discussed in Note 17, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements. Excluding the impairment charges and the contingent consideration gain, our operating income increased by 35% for 2014 compared to 2013.
Net income attributable to Euronet for 2015, 2014 and 2013 was $98.8 million, or $1.83 per diluted share, $101.6 million, or $1.89 per diluted share, and $88.0 million, or $1.69 per diluted share, respectively.

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for 2015 was 14% less due to changes in foreign currency exchange rates when compared to 2014. Our 2014 consolidated operating income was not significantly influenced by the changes in foreign currency exchange rates when compared to 2013. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results. To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2015 and 2014, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,			2015 Decrease Percent	2014 Increase (Decrease) Percent

Currency	2015	2014	2013
Australian dollar	$0.7521	$0.9020	$0.9677	(17)%	(7)%
Brazilian real	$0.3051	$0.4263	$0.4654	(28)%	(8)%
British pound	$1.5283	$1.6474	$1.5645	(7)%	5%
euro	$1.1102	$1.3286	$1.3284	(16)%	n/m
Hungarian forint	$0.0036	$0.0043	$0.0045	(16)%	(4)%
Indian rupee	$0.0156	$0.0164	$0.0172	(5)%	(5)%
New Zealand dollar	$0.7001	$0.8301	$0.8201	(16)%	1%
Polish zloty	$0.2656	$0.3177	$0.3170	(16)%	n/m
___________________
n/m - Not meaningful.

Comparison of Operating Results For The Years Ended December 31, 2015, 2014 and 2013 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2015	2014
Total revenues	$379,523	$358,636	$20,887	6%
Operating expenses:
Direct operating costs	182,136	163,590	18,546	11%
Salaries and benefits	45,364	47,148	(1,784)	(4)%
Selling, general and administrative	25,822	25,730	92	n/m
Depreciation and amortization	31,807	30,847	960	3%
Total operating expenses	285,129	267,315	17,814	7%
Operating income	$94,394	$91,321	$3,073	3%
Transactions processed (millions)	1,318	1,262	56	4%
ATMs as of December 31	21,360	20,364	996	5%
Average ATMs	21,395	19,247	2,148	11%
___________________
n/m - Not meaningful.

Revenues
Our revenues for 2015 increased when compared to 2014, primarily due to an increase in the number of ATMs and POS devices under management being partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. The increase in ATMs and POS devices under management also contributed to an increase in DCC revenues which were partly offset by a decrease in rates charged for certain debit and credit outsourcing services as a result of our actions to amend and extend a contract with a large European customer during the first quarter of 2015.
During 2015, our EFT Processing business in Greece was affected by the sovereign debt crisis in that country. First, due to capital controls on Greek banks, we were not able to obtain the full amount of cash from them needed to fill our ATMs which occasionally resulted in fewer transactions processed due to empty ATMs. However, we had arranged alternative sources of cash to supplement those supplied by Greek banks which largely mitigated ATM cash supply problems. Second, due to the uncertainty in Greece, tourist traffic was lower than usual which reduced the number of ATM withdrawals and DCC transactions processed. Further, some tourists who were concerned about their ability to withdraw cash from ATMs in Greece brought additional cash with them on their travels which resulted in fewer withdrawals from our ATMs, including DCC transactions. Developments in the latter part of 2015 appear to keep Greece as a member of the European Union and the Eurozone which allayed the immediate risk of any currency conversion of our cash in Greece; however, the longer term risk of Greece exiting the European Union is still uncertain and any related currency conversion risk remains. The circumstances which led to lower tourist traffic in Greece and fewer associated withdrawals from our ATMs during 2015 are expected to subside and not significantly impact our operations in 2016.
Average monthly revenues per ATM were $1,478 for 2015 compared to $1,553 for 2014. The decrease was primarily due to the strengthening of the U.S. dollar against key foreign currencies, partly offset by revenue growth from an increase in ATMs under management and DCC transactions processed. Revenues per transaction were $0.29 for 2015 compared to $0.28 for 2014. Revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was largely offset by the impact of the U.S. dollar strengthening against key foreign currencies.
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
Direct operating costs
Direct operating costs consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel costs, the processing centers’ facility-related costs and other processing center-related expenses, as well as commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. Direct operating costs increased for 2015 compared to 2014 primarily due to the increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $197.4 million for 2015 compared to $195.0 million for 2014. This increase was primarily due to growth in revenues from increases in ATMs under management and DCC transactions processed, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies and decreases in rates charged for certain debit and credit card outsourcing services. Gross profit as a percentage of revenues (“gross margin”) decreased to 52.0% for 2015 from 54.4% for 2014, primarily due to decrease in rates charged for certain debit and credit card outsourcing services.
Salaries and benefits
The decrease in salaries and benefits for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies being largely offset by adding employees to support the growth in ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 12.0% for 2015 from 13.1% for 2014, primarily due to growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for 2015 were essentially flat compared to 2014, primarily due to increased costs incurred to support the growth in ATMs under management, offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses decreased to 6.8% for 2015 from 7.2% for 2014, primarily due to an increase in revenues from DCC and value added services discussed above, which require minimal incremental support costs.

Depreciation and amortization
Depreciation and amortization expense increased for 2015 compared to 2014 primarily due to an increase in depreciation expense on our ATMs under management and software assets, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense decreased to 8.4% for 2015 from 8.6% for 2014, primarily due to revenue growth exceeding the growth of our ATMs under management and an increase in software capitalization.
Operating income
Operating income increased for 2015 compared to 2014, primarily due to an increase in the number of ATMs under management and growth in revenues earned from DCC and other value added services, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. Operating income as a percentage of revenues (“operating margin”) was 24.9% for 2015 compared to 25.5% for 2014 and operating income per transaction remained at $0.07 for 2015 and 2014. The slight decrease in operating margin was primarily due to a decrease in rates charged for certain debit and credit card management services.

2014 Compared to 2013

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2014	2013	Increase Amount	Increase Percent

Total revenues	$358,636	$296,240	$62,396	21%
Operating expenses:
Direct operating costs	163,590	141,381	22,209	16%
Salaries and benefits	47,148	40,150	6,998	17%
Selling, general and administrative	25,730	23,141	2,589	11%
Acquisition-related contingent consideration gain	—	(19,319)	19,319	n/m
Depreciation and amortization	30,847	29,537	1,310	4%
Total operating expenses	267,315	214,890	52,425	24%
Operating income	$91,321	$81,350	$9,971	12%
Transactions processed (millions)	1,262	1,188	74	6%
ATMs as of December 31	20,364	18,311	2,053	11%
Average ATMs	19,247	17,764	1,483	8%
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
Direct operating costs
Direct operating costs increased for 2014 compared to 2013 primarily due to the increase in the number of ATMs under management, an increase in demand for DCC on POS devices, and increased costs relating to the growth in debit and credit card outsourcing services in Greece.

Gross profit
Gross profit was $195.0 million for 2014 compared to $154.9 million for 2013. This increase was primarily due to the growth in revenues from DCC, growth in debit and credit card outsourcing services in Greece, and an increase in the number of transactions processed in Poland and India. Gross margin increased to 54.4% for 2014 from 52.3% for 2013, primarily due to an increase in revenues from DCC and other value added services discussed above, both of which earn a higher gross profit than other services.
Salaries and benefits
The increase in salaries and benefits for 2014 compared to 2013 was primarily due to adding employees to support the growth in ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 13.1% for 2014 from 13.6% for 2013.
Selling, general and administrative
The increase in selling, general and administrative expenses for 2014 compared to 2013 was primarily due to increased costs incurred to support growth in ATMs under management and growth in DCC transactions on POS devices. As a percentage of revenues, selling, general and administrative expenses decreased to 7.2% for 2014 from 7.8% for 2013, primarily due to the increase in revenues from DCC and value added services discussed above, which require minimal incremental support costs.
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
Operating income
Operating income increased for 2014 compared to 2013, primarily due to an increase in the number of ATMs under management, growth in revenues earned from DCC and other value added services, and growth in revenues from debit and credit card management services in Greece, partly offset by the 2013 acquisition-related contingent consideration gain. Excluding the acquisition-related contingent consideration gain, operating margin for 2014 was 25.5% compared to 20.9% for 2013 and operating income per transaction increased to $0.07 for 2014 from $0.05 for 2013. These increases were primarily due to growth in revenues earned from DCC and other value added services on our ATMs under management.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2015	2014
Total revenues	$708,373	$783,781	$(75,408)	(10)%
Operating expenses:
Direct operating costs	542,747	607,866	(65,119)	(11)%
Salaries and benefits	49,752	56,402	(6,650)	(12)%
Selling, general and administrative	38,272	42,542	(4,270)	(10)%
Depreciation and amortization	11,163	15,901	(4,738)	(30)%
Total operating expenses	641,934	722,711	(80,777)	(11)%
Operating income	$66,439	$61,070	$5,369	9%
Transactions processed (millions)	1,335	1,244	91	7%

Revenues
The decrease in revenues for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in prepaid mobile transactions processed in Brazil and the U.K. and lower transactions processed and rates charged for certain transactions in the U.S. Partially offsetting the decreases was an increase in the number of non-mobile transactions processed in Germany and Australia, an increase in the number of prepaid mobile transactions processed in India an the Middle East, and an increase in voucher sales and redemptions in our cadooz subsidiary. Additionally, 2015 results included an unexpected high volume of non-mobile transactions related to promotional activities of a content partner which is uncertain to recur.
We currently expect most of our future revenue growth to be derived from: (i) additional electronic payment products sold over the base of POS terminals, (ii) valued added services, (iii) developing markets or markets in which there is organic growth in the electronic top-up sector overall, and (iv) acquisitions, if available and commercially appropriate.
Revenues per transaction were $0.53 for 2015 and $0.63 for 2014. This decrease was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and growth in the number of prepaid mobile transactions processed in India and the Middle East where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
Direct operating costs in the epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the decrease in the number of prepaid mobile transactions processed in the U.K. and Brazil. The decreases were partly offset by the increase in vouchers redeemed in our cadooz subsidiary, non-mobile transactions processed in Germany, along with the increase in non-mobile transactions related to promotional activities described above.

Gross profit
Gross profit, which represents revenues less direct costs, was $165.6 million for 2015 compared to $175.9 million for 2014. The decrease in gross profit was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and decreases in revenues in Brazil, the U.S. and the U.K. The decreases were partly offset by growth in non-mobile transactions processed in Germany and Australia, along with an increase in non-mobile transactions related to promotional activities. Gross margin increased to 23.4% for 2015 from 22.4% for 2014, mainly due to increase in non-mobile transactions processed, partly offset by lower gross margins realized on voucher redemptions. Gross profit per transaction decreased to $0.12 for 2015 from $0.14 for 2014, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the decrease in revenues in Brazil., the U.S. and the U.K.
Salaries and benefits
The decrease in salaries and benefits for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in headcount in Germany and India to support the increase in transactions processed as discussed above and an increase in bonus expense related to the improved results. As a percentage of revenues, salaries and benefits decreased slightly to 7.0% for 2015 from 7.2% for 2014 .
Selling, general and administrative
The decrease in selling, general and administrative expenses for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by a write-down of certain deferred costs which were no longer recoverable under the respective contracts. As a percentage of revenues, these expenses remained at 5.4% for 2015 and 2014.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense decreased for 2015 compared to 2014 mainly due to the impact of the U.S. dollar strengthening against key foreign currencies and certain assets becoming fully depreciated without yet being replaced. As a percentage of revenues, these expenses decreased to 1.6% for 2015 from 2.0% for 2014.
Operating income
The increase in operating income for 2015 compared to 2014 was primarily due to growth in transactions processed exceeding the growth in support costs, partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies and the deferred cost write-downs described above. Operating margin increased to 9.4% for 2015 from 7.8% for 2014, primarily due to the growth in transactions while costs were kept stable. Operating income per transaction was $0.05 for both 2015 and 2014.

2014 Compared to 2013

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Year-over-Year Change
	2014	2013	Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)
Total revenues	$783,781	$748,680	$35,101	5%
Operating expenses:
Direct operating costs	607,866	575,787	32,079	6%
Salaries and benefits	56,402	57,251	(849)	(1)%
Selling, general and administrative	42,542	41,000	1,542	4%
Goodwill impairment	—	18,425	(18,425)	n/m
Depreciation and amortization	15,901	16,756	(855)	(5)%
Total operating expenses	722,711	709,219	13,492	2%
Operating income	$61,070	$39,461	$21,609	55%
Transactions processed (millions)	1,244	1,115	129	12%
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
Gross profit
Gross profit was $175.9 million for 2014 compared to $172.9 million for 2013. The increase in gross profit was primarily due to growth in non-mobile transactions processed in Germany, partly offset by the decrease in revenues in Brazil. Gross margin decreased to 22.4% for 2014 from 23.1% for 2013 and gross profit per transaction decreased to $0.14 for 2014 from $0.16 for 2013. These decreases were primarily due to the decrease in the revenues in Brazil, partly offset by the increase in non-mobile transactions processed in Germany discussed above.
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
Goodwill impairment
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
Operating income
Operating income for 2013 includes non-cash goodwill impairment charges of $18.4 million. Excluding the impairment charges, operating income was $61.1 million for 2014 and $57.9 million for 2013. This increase was primarily due to the increase in gross profit discussed above, along with decreases in salaries and benefits and depreciation and amortization expenses, partly offset by increases in marketing and bad debt expenses. Excluding the 2013 impairment charges, operating margin was 7.8% for 2014 compared to 7.7% for 2013 and operating income per transaction was $0.05 for both 2014 and 2013.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Year-over-Year Change
			Increase Amount	Increase Percent
(dollar amounts in thousands)	2015	2014
Total revenues	$685,635	$523,150	$162,485	31%
Operating expenses:
Direct operating costs	358,154	263,253	94,901	36%
Salaries and benefits	137,077	115,419	21,658	19%
Selling, general and administrative	85,096	77,305	7,791	10%
Depreciation and amortization	26,650	24,432	2,218	9%
Total operating expenses	606,977	480,409	126,568	26%
Operating income	$78,658	$42,741	$35,917	84%
Transactions processed (millions)	68.7	48.5	20.2	42%

Revenues
The increase in revenues for 2015 compared to 2014 was primarily due to an increase in the number of transactions processed, largely driven by growth in our U.S. and foreign agent and correspondent payout networks, the 2014 launch of our Walmart money transfer product and the impacts of our May 2014 acquisition of EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX, our June 2015 acquisition of IME (M) Sdn Bhd ("IME"), our Malaysian money transfer operation, and our July 2015 acquisition of XE Corporation ("XE"). The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $9.98 for 2015 from $10.79 for 2014. The decrease was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the launch of our Walmart money transfer product during the second quarter of 2014, which earns lower revenues per transaction than other money transfer services. Partly offsetting these decreases in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees and cash handling costs. The increase in direct operating costs in 2015 compared to 2014 was primarily due to the growth in the number of money transfer transactions processed in both the U.S. and non-U.S. locations. Partly offsetting the increases in direct operating costs was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which represents revenues less direct costs, was $327.5 million for 2015 compared to $259.9 million for 2014. The increase in gross profit was primarily due to the growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisitions of HiFX, IME and XE. Partly offsetting the increases in gross profit was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross margin was 47.8% for 2015 compared to 49.7% for 2014. This decrease was primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.
Salaries and benefits
The increase in salaries and benefits for 2015 compared to 2014 was primarily due to the impact of our acquisitions of HiFX, IME and XE, an increase in headcount as a result of the launch of our Walmart money transfer product and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 20.0% for 2015 from 22.1% for 2014, primarily due to increased revenues related to the increase in the number of money transfers processed, which did not require similar increases in support costs.
Selling, general and administrative
Selling, general and administrative expenses increased for 2015 compared to 2014, primarily due to the impact of our acquisitions of HiFX, IME and XE and expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. Partly offsetting the increases in selling, general and administrative expenses were the impact of the U.S. dollar strengthening against key foreign currencies, a decrease in bad debt expense and the write-down of certain customer acquisition costs in 2014. As a percentage of revenues, selling, general and administrative expenses decreased to 12.4% for 2015 from 14.8% for 2014, primarily due to an increase in the number of money transfers processed, which did not require a similar increase in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2015, depreciation and amortization expense increased compared to 2014 primarily due to the amortization of intangible assets related to the acquisition of HiFX, IME and XE and investments made to support the growth in the business. Partly offsetting these increases were the impact of the U.S. dollar strengthening against key foreign currencies and certain intangible assets becoming fully amortized in the first quarter of 2015. As a percentage of revenues, depreciation and amortization expense decreased to 3.9% for 2015 from 4.7% for 2014, primarily due to certain intangible assets becoming fully amortized in the first quarter of 2015 and the effect of revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.

Operating income
The increase in operating income for 2015 compared to 2014, was primarily due to the growth in transactions processed, the impact of our acquisitions of HiFX, IME and XE, the write-down of certain customer acquisition costs in 2014 and lower bad debt expense. These increases in operating income were partly offset by an increase in salaries and benefits and other costs to support the growth in the business and the impact of the U.S. dollar strengthening against key foreign currencies. As a result, operating margin increased to 11.5% for 2015 from 8.2% for 2014 and operating income per transaction increased to $1.14 for 2015 from $0.88 for 2014.

2014 Compared to 2013

The following table presents the results of operations for the years ended December 31, 2014 and 2013 for the Money Transfer Segment.

	Year Ended December 31,		Year-over-Year Change
	2014	2013	Increase Amount	Increase Percent
(dollar amounts in thousands)
Total revenues	$523,150	$370,365	$152,785	41%
Operating expenses:
Direct operating costs	263,253	177,783	85,470	48%
Salaries and benefits	115,419	88,222	27,197	31%
Selling, general and administrative	77,305	54,870	22,435	41%
Depreciation and amortization	24,432	18,395	6,037	33%
Total operating expenses	480,409	339,270	141,139	42%
Operating income	$42,741	$31,095	$11,646	37%
Transactions processed (millions)	48.5	35.2	13.3	38%
Revenues
The increase in revenues for 2014 compared to 2013 was primarily due to an increase in the number of transactions processed, largely driven by the 2014 launch of our Walmart money transfer product in the U.S., growth in our agent and correspondent payout networks in foreign markets and the impact of our May 2014 acquisition of HiFX.
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
Gross profit
Gross profit was $259.9 million for 2014 compared to $192.6 million for 2013. The increase in gross profit was primarily due to the growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisition of HiFX. Gross margin was 49.7% for 2014 compared to 52.0% for 2013. This decrease was primarily due to the launch of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our acquisition of HiFX, which has higher margin transactions.
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

Corporate Services

The components of Corporate Services' operating expenses for 2015, 2014 and 2013 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2015	2014	2013	2015 Increase (Decrease) Percent	2014 Increase (Decrease) Percent
Salaries and benefits	$26,969	$24,251	$22,621	11%	7%
Selling, general and administrative	7,276	11,875	10,509	(39)%	13%
Depreciation and amortization	405	275	365	47%	(25)%
Total operating expenses	$34,650	$36,401	$33,495	(5)%	9%

Corporate operating expenses
Overall, operating expenses for Corporate Services decreased 5% for 2015 compared to 2014, driven by a decrease in selling, general and administrative expenses, partly offset by an increase in salaries and benefits expense. The decrease in selling, general and administrative expenses was primarily due to a 2014 settlement of a dispute related to a prior period potential acquisition and charges recorded in 2014 related to unclaimed property. The increase in salaries and benefits expense was due to salary increases, increased headcount to support the growth in the Company and increased incentive and share-based compensation related to the improvement in Company results.
Overall, operating expenses for Corporate Services increased 9% for 2014 compared to 2013, driven by an increase in salaries and benefits expense as well as selling, general and administrative expenses. The increase in salaries and benefits expense was due to increased headcount to support the growth in the Company and increased share-based and incentive compensation related to the improvement in Company results. The increase in selling, general and administrative expenses was primarily due to an increase in acquisition-related costs, the settlement of a dispute related to a prior period potential acquisition and charges related to unclaimed property.

Other Expense, Net

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2015	2014	2013	2015 Increase (Decrease) Percent	2014 Increase Percent
Interest income	$2,170	$2,549	$1,998	(15)%	28%
Interest expense	(24,814)	(12,330)	(10,139)	101%	22%
(Loss) income from unconsolidated affiliates	—	(46)	206	n/m	n/m
Other gains (losses), net	315	(1,755)	2,398	n/m	n/m
Foreign currency exchange (loss) gain, net	(41,418)	(5,646)	2,211	n/m	n/m
Other expense, net	$(63,747)	$(17,228)	$(3,326)	n/m	n/m
____________________
n/m — Not meaningful.

Interest income
The decrease in interest income for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by interest earned by HiFX on deposits collected from customers. The increase in interest income for 2014 compared to 2013 was primarily due to the interest earned by HiFX from the date of its acquisition.
Interest expense
The increase in interest expense for 2015 compared to 2014 was primarily due to the non-cash accretion of the convertible notes issued in October 2014, along with higher average levels of debt outstanding in 2015 compared to 2014 related to acquisitions made during 2015. The increase in interest expense for 2014 compared to 2013 was primarily due to the non-cash accretion of the convertible notes along with slightly higher average levels of debt outstanding in 2014 compared to 2013.
(Loss) income from unconsolidated affiliates
The decrease in loss from unconsolidated affiliates for 2015 compared to 2014 is the result of lower losses in our 49% equity investment in Euronet ETT (China). Loss from unconsolidated affiliates during 2014 primarily represents the equity in the losses of our investment in Euronet ETT. The decrease in income for 2014 from 2013 was primarily due to the sale of the Company's 40% equity investment in epay Malaysia in July 2013. For 2013, income primarily represented our 40% equity investment in epay Malaysia and our 47% investment in Euronet Indonesia.
Other gains (losses), net
The gain in 2015 is primarily the result of the sale of a minor line of business by one of our subsidiaries.
In 2014, we recorded a $1.8 million loss on a loan made to a start-up enterprise as it became probable that we would not be repaid.
In 2013, we completed the sale of our 40% equity method investment in epay Malaysia, which resulted in the recognition of a $2.8 million gain. Additionally, we recorded a $0.4 million impairment charge to a cost basis investment in an unconsolidated affiliate.
Foreign currency exchange (loss) gain, net
Foreign exchange activity includes gains and losses on certain foreign exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from remeasurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded net foreign currency exchange losses of $41.4 million and $5.6 million in 2015 and 2014, respectively, and a net foreign currency exchange gain of $2.2 million in 2013. These realized and unrealized foreign currency exchange gains and losses primarily reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate. Additionally, the 2015 loss includes the reclassification to the income statement of $0.8 million of accumulated other comprehensive loss related to translation adjustments resulting from the liquidation of a minor subsidiary.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
Income before income taxes	$141,094	$141,503	$115,085
Income tax expense	(42,602)	(40,015)	(27,732)
Net income	$98,492	$101,488	$87,353
Effective income tax rate	30.2%	28.3%	24.1%
Income before income taxes	$141,094	$141,503	$115,085
Adjust: Goodwill impairment	—	—	(18,425)
Adjust: Acquisition-related contingent consideration gain	—	—	19,319
Adjust: Other gains, net	315	(1,755)	2,398
Adjust: Foreign currency exchange (loss) gain, net	(41,418)	(5,646)	2,211
Income before income taxes, as adjusted	$182,197	$148,904	$109,582
Income tax expense	$(42,602)	$(40,015)	$(27,732)
Adjust: Income tax expense attributable to foreign currency exchange (loss) gain, net	(1,018)	(1,558)	(303)
Income tax expense, as adjusted	$(41,584)	$(38,457)	$(27,429)
Effective income tax rate, as adjusted	22.8%	25.8%	25.0%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 30.2%, 28.3% and 24.1% for the years ended December 31, 2015, 2014 and 2013, respectively. The effective income tax rates were significantly influenced by the other non-operating gains (losses) and the impact of foreign currency exchange gains (losses) and for the 2013 year, the effective income tax rate was also influenced by the acquisition-related contingent consideration gain and the non-cash goodwill impairment charges. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective income tax rates were 22.8%, 25.8% and 25.0% for the years ended December 31, 2015, 2014 and 2013, respectively.
The effective income tax rate, as adjusted, for 2015 was lower than the applicable statutory income tax rate of 35% primarily because of our U.S. tax position and the realization of deferred tax benefits in various jurisdictions. For the years ended December 31, 2015, 2014 and 2013, we have recorded a valuation allowance against our U.S. net deferred tax asset position as activity generates U.S. federal income tax net operating losses and as a result, it is more likely than not that a tax benefit will not be realized. During periods when the Company generates U.S. pre-tax book income but has tax temporary differences that create tax losses, no current income tax expense or deferred tax benefit is recognized. The effective income tax rate, as adjusted, for 2015 was lower than that for 2014 because of our U.S. tax position and the realization of deferred tax benefits in various jurisdictions. There was no material change in the effective tax rate, as adjusted, for 2014 compared to 2013.

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
Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted are non-GAAP financial measures that management believes are useful for understanding why our effective income tax rates are significantly different than would be expected. These non-GAAP measures are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented.

Net Loss Attributable To Noncontrolling Interest

Net loss attributable to noncontrolling interests was $0.3 million, $0.2 million and $0.6 million for 2015, 2014 and 2013, respectively. The increase in losses in 2015 is primarily attributable to the increase in recognition of the minority shareholders' share of losses by our Universal Solutions Partners subsidiary. The decrease in the loss attributable to noncontrolling interest in 2014 compared to 2013 was primarily due to the goodwill impairment charge recorded by our Movilcarga subsidiary in 2013. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned (1)	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solutions Partners	51%	EFT - UAE
______________
(1) Percent owned as of December 31, 2015.

Net Income Attributable to Euronet

Net income attributable to Euronet was $98.8 million, $101.6 million and $88.0 million for 2015, 2014 and 2013, respectively. As more fully discussed above, the decrease of $2.8 million for 2015 as compared to 2014 is primarily the result of the $35.8 million increase in foreign currency exchange loss being largely offset by improved operating results which included a $46.1 million increase in operating income. Additionally, interest expense increased $12.5 million and income tax expense increased $2.6 million. Other non-operating items increased net income by $2.0 million.

The increase of $13.6 million for 2014 as compared to 2013 includes a $19.3 million acquisition-related contingent consideration gain in 2013, partially offset by an $18.4 million non-cash impairment charge of goodwill in 2013. The increase in net income for 2014 is primarily due to a $41.2 million increase in operating income (excluding the contingent consideration gain and impairment charges) and an increase in interest income of $0.6 million. These increases were partly offset by an increase in income tax expense of $12.3 million, an increase in foreign currency exchange loss of $7.9 million, an increase in other non-operating losses of $4.2 million and an increase in interest expense of $2.2 million. Other non-operating items decreased net income by $0.7 million.

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

We recorded net losses on translation adjustments of $67.8 million and $87.7 million for 2015 and 2014, respectively, and a net gain of $0.8 million for 2013. During 2015 and 2014, the U.S. dollar strengthened compared to most currencies, resulting in translation losses which were recorded in comprehensive income. During 2013, the U.S. dollar weakened compared to certain currencies and strengthened compared to others and the net result was a translation gain, which was recorded in comprehensive income.

Liquidity and Capital Resources

Working capital
As of December 31, 2015, we had working capital of $227.1 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $257.0 million as of December 31, 2014. Our ratio of current assets to current liabilities was 1.25 as of December 31, 2015, compared to 1.30 as of December 31, 2014.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of December 31, 2015, we had approximately $107.6 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $457.5 million as of December 31, 2015, of which $357.0 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
Liquidity	2015	2014	2013
Cash and cash equivalents provided by (used in):
Operating activities	$215,054	$235,027	$169,332
Investing activities	(193,983)	(153,032)	(69,474)
Financing activities	(1,190)	218,081	(91,216)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(30,373)	(41,892)	(251)
(Decrease) increase in cash and cash equivalents	$(10,492)	$258,184	$8,391

Operating cash flow
Cash flows provided by operating activities were $215.1 million for 2015 compared to $235.0 million for 2014. The decrease was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results before the non-cash impacts of foreign currency exchange losses.

Cash flows provided by operating activities were $235.0 million for 2014 compared to $169.3 million for 2013. The increase was primarily due to a combination of improved operating results and fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $194.0 million for 2015 compared to $153.0 million for 2014. Purchases of property and equipment were $74.6 million and $63.1 million for 2015 and 2014, respectively. Cash used for acquisitions was $114.0 million for 2015 compared to $84.7 million for 2014. Cash used for software development and long-term assets totaled $6.4 million for 2015 and $6.0 million for 2014. Other investing activities consist mainly of proceeds from the sale of property and equipment of $1.4 million and $0.7 million for 2015 and 2014, respectively.
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
Financing activity cash flow
Cash flows used in financing activities were $1.2 million for 2015 compared to cash flows provided by financing activities of $218.1 million for 2014. Our financing activities for 2014 included $411.5 million of proceeds from the issuance of long-term debt, mainly from convertible notes. Net repayments of debt obligations were $2.3 million in 2015 compared to $128.3 million for 2014. We generally borrow amounts under our revolving credit facility seasonally to fund our independent ATM network as well as several times each month to support the short-term cash needs of our Money Transfer Segment in order to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings related to the Money Transfer Segment are repaid over a very short period of time, generally within a few days. As a result of this, during 2015 we had a total of $1,321.6 million in borrowings and $1,318.8 million in repayments under our revolving credit facility. During 2015, we used $5.2 million for repayments of long-term debt obligations compared to $4.8 million in 2014. Repayments of short-term debt obligations were $1.8 million in 2015 compared to borrowings of $4.3 million in 2014. Additionally, for 2015 and 2014, we paid $3.2 million and $2.5 million, respectively, for capital lease obligations. We used $6.1 million and $66.4 million for the repurchase of shares during 2015 and 2014, respectively. Debt issuance costs were $13.3 million in 2014 associated with the convertible notes issuance and the credit facility amendment described below. Further, we received proceeds of $10.5 million and $11.1 million during 2015 and 2014, respectively, for the issuance of stock in connection with our Stock Incentive Plan. Other financing activities provided cash of $1.7 million and $1.6 million during 2015 and 2014, respectively.
Cash flows provided by financing activities were $218.1 million for 2014 compared to cash flows used in financing activities of $91.2 million for 2013. Our financing activities for 2014 consisted of $411.5 million of proceeds from the issuance of long-term debt, mainly from convertible notes. Net repayments of debt obligations were $128.3 million in 2014 compared to $96.2 million for 2013. During 2014, we used $4.8 million for repayments of long-term debt obligations compared to $10.1 million in 2013. Borrowings on short-term debt obligations were $4.3 million and $1.3 million in 2014 and 2013, respectively. Additionally, for 2014 and 2013, we paid $2.5 million and $2.6 million, respectively, for capital lease obligations. We used $66.4 million and $1.9 million for the repurchase of shares during 2014 and 2013, respectively. Debt issuance costs were $13.3 million in 2014 associated with the convertible notes issuance and the credit facility amendment described below. Further, we received proceeds of $11.1 million and $14.7 million during 2014 and 2013, respectively, for the issuance of stock in connection with our Stock Incentive Plan. We used $7.9 million during 2013 for the acquisition of subsidiary shares from holders of noncontrolling interests. Other financing activities provided cash of $1.6 million and $1.3 million during 2014 and 2013, respectively.

Other sources of capital
Credit Facility — As of December 31, 2015, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $67.0 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.

As of December 31, 2015, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of December 31, 2015, we had borrowings of $67.0 million outstanding under the term loan. We had $7.7 million of borrowings and $42.0 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2015. The remaining $550.3 million under the revolving credit facility was available for borrowing. As of December 31, 2015, the weighted average interest rates under the revolving credit facility and Term Loan A were 10.1% and 1.8%, respectively, excluding amortization of deferred financing costs. The weighted average interest rate under the revolving credit facility was higher than the Term Loan A due to the higher borrowing rate related to the India credit facility.
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
Other debt obligations — Short-term debt obligations at December 31, 2015 were primarily comprised of $7.0 million of payments due in 2016 under the term loan. Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. As of December 31, 2015, there was $5.0 million due in 2016 under these arrangements.
Other uses of capital
Capital expenditures and needs — Total capital expenditures for 2015 were $81.3 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe and meet contractual requirements in Poland and India, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2016 are currently estimated to be approximately $75 million to $85 million.
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
Share repurchase plan
In September 2013, our Board of Directors authorized a stock repurchase program ("2013 Program") allowing us to repurchase up to $100 million in value or 5 million shares of our Common Stock through September 19, 2015. During 2015, the Company repurchased 1,600 shares at an average purchase price per share of $53.07 for a total value of $0.1 million. The 2013 program expired in September 2015.

In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program through December 17, 2017 ("2016 program") allowing the Company to repurchase up to $100 million in value or 5 million shares of its Common Stock. Repurchases under the 2016 program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
Acquisitions
On June 17, 2015, the Company completed the acquisition of all of the capital stock of IME (M) Sdn Bhd and certain affiliated companies ("IME") pursuant to a Share Purchase Agreement (the "Purchase Agreement") among the Company and the selling shareholders of IME (the "Sellers"). IME is a leading Malaysian-based money transfer provider and provided the Money Transfer Segment with immediate entry into the Asian and Middle East send markets.
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

Off Balance Sheet Arrangements

We have certain significant off balance sheet items described below, in the following section, “Contractual Obligations” and in Note 19, Commitments, to the Consolidated Financial Statements.

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2015.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$512,429	$15,095	$38,686	$458,648	$—
Obligations under operating leases	157,006	47,079	65,091	33,172	11,664
Obligations under capital leases	6,875	1,360	3,673	1,842	—
Purchase obligations	8,847	6,942	1,693	212	—
Total	$685,157	$70,476	$109,143	$493,874	$11,664

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2015. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.

For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM maintenance and services as well as telecommunications services and professional fees.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $16.4 million as of December 31, 2015. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management considers an accounting policy and estimate to be critical if it requires the use of assumptions that were uncertain at the time the estimate was made and if changes in the estimate or selection of a different estimate could have a material effect on the Company’s financial condition and results of operations. Our most critical estimates and assumptions are used for computing income taxes, allocating the purchase price to assets acquired and liabilities assumed in acquisitions, potential impairment of long-lived assets and goodwill, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates. For a summary of all of the Company’s significant accounting policies, see Note 3 to the accompanying Consolidated Financial Statements.

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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $126.2 million as of December 31, 2015, partially offset by a valuation allowance of $48.6 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2015. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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

Business combinations
In accordance with ASC Topic 805, Business Combinations, we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. As of December 31, 2015, the Consolidated Balance Sheet includes goodwill of $685.2 million and acquired intangible assets, net of accumulated amortization, of $168.0 million.
Goodwill and indefinite-lived intangible assets
In accordance with ASC Topic 350, Intangibles - Goodwill and Other, we evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Our annual process for evaluating goodwill requires us to perform a qualitative assessment for all reporting units not subjected directly to the two-step goodwill impairment test. The qualitative factors evaluated by the Company include: economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent Step 1 fair value test, and other entity specific factors as deemed appropriate. If we determine the two-step goodwill impairment test is appropriate, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. Generally, the fair value represents discounted projected future cash flows and market multiple of earnings. If the potential for impairment exists, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
As of December 31, 2015, the Consolidated Balance Sheet includes goodwill of $685.2 million and acquired intangible assets, net of accumulated amortization, of $168.0 million. Our annual impairment test for the year ended December 31, 2015 and 2014 indicated that there were no impairments. As a result of our annual impairment test for the year ended December 31, 2013, we recorded non-cash goodwill impairment charges of $18.4 million. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding these charges. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of additional material non-cash impairment charges during the year in which these determinations take place.
Impairment of long-lived assets
In accordance with ASC Topic 350, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Reviewing long-lived assets for impairment requires considerable judgment. The determination of fair values requires significant judgment and is sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, adverse change in market conditions and future periods may impact our assumptions, resulting in future impairment losses.
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
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for us on January 1, 2018 with the option to early adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected an adoption date, a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. We elected to early adopt the provisions of this new standard for the year ended December 31, 2015 on a retrospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, with early application permitted for financial statements that have not been issued. The amendments are to be applied prospectively to adjustments that occur after the effective date. The amendments will be effective for us beginning January 1, 2016 and will be applied, as necessary, to future business combinations.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. We elected to early adopt the provisions of this new standard for the year ended December 31, 2015 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products; foreign currency exchange rate fluctuations; the effects of any future security breaches, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering requirements; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners, competition, the outcome of claims and other loss contingencies affecting Euronet and those referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of December 31, 2015, our total debt outstanding, excluding unamortized debt issuance costs, was $428.3 million. Of this amount, $347.9 million, or 81% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $402.5 million principal amount of contingent convertible notes, issued in October 2014, accrue cash interest at a rate of 1.50% of the principal amount per annum. Based on quoted market prices, as of December 31, 2015, the fair value of our fixed rate convertible notes was $509.7 million, compared to a carrying value of $347.9 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $74.7 million, or 18% of our total debt obligations, relates to borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $6.3 million.
The remaining $5.7 million, or 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2015, we had approximately $6.1 million of capitalized leases with fixed payment and interest terms that expire between the years of 2016 and 2020 and bear interest at rates between 2.2% and 15.0%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2015 and 2014, 70% and 74% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar and Hungarian forint. As of December 31, 2015, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $50 million to $55 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $85 million to $90 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses are incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by a weakening of the U.S. dollar and negatively impacted by a strengthening of the U.S. dollar. Additionally, our debt obligations are primarily in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
We use derivatives to minimize our exposures related to changes in foreign currency exchange rates and to facilitate foreign currency risk management services by writing derivatives to customers. Derivatives are used to manage the overall market risk associated with foreign currency exchange rates; however, we do not perform the extensive record-keeping required to account for the derivative transactions as hedges. Due to the relatively short duration of the derivative contracts, we use the derivatives primarily as economic hedges. Since we not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards, we record gains and losses on foreign exchange derivatives in earnings in the period of change.

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on Consolidated Statements of Income. As of December 31, 2015, we had foreign currency derivative contracts outstanding with a notional value of $211 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of December 31, 2015, we held foreign currency derivative contracts outstanding with a notional value of $845 million, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
See Note 11, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired IME and XE Corporation during 2015, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, IME's and XE Corporation's internal control over financial reporting associated with total assets of $115.8 million and $118.6 million, respectively; and total revenues of $28.9 million and $4.5 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of IME and XE Corporation.

/s/ KPMG LLP
Kansas City, Missouri

Index to Consolidated Financial Statements

February 26, 2016

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$457,518	$468,010
Restricted cash	45,312	68,028
Inventory — PINs and other	72,108	85,675
Trade accounts receivable, net of allowances for doubtful accounts of $19,140 at December 31, 2015 and $20,546 at December 31, 2014	423,299	375,579
Prepaid expenses and other current assets	132,773	108,624
Total current assets	1,131,010	1,105,916
Property and equipment, net of accumulated depreciation of $242,111 at December 31, 2015 and $239,607 at December 31, 2014	157,368	125,307
Goodwill	685,178	599,863
Acquired intangible assets, net of accumulated amortization of $131,095 at December 31, 2015 and $113,153 at December 31, 2014	167,972	158,267
Other assets, net of accumulated amortization of $32,434 at December 31, 2015 and $26,912 at December 31, 2014	51,186	49,094
Total assets	$2,192,714	$2,038,447
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$456,159	$445,984
Accrued expenses and other current liabilities	382,873	336,361
Current portion of capital lease obligations	1,991	2,216
Short-term debt obligations and current maturities of long-term debt obligations	12,060	11,156
Income taxes payable	14,962	19,248
Deferred revenue	35,887	33,916
Total current liabilities	903,932	848,881
Debt obligations, net of current portion	405,472	397,256
Capital lease obligations, net of current portion	4,147	2,148
Deferred income taxes	33,924	38,959
Other long-term liabilities	19,311	18,391
Total liabilities	1,366,786	1,305,635
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 57,961,043 issued at December 31, 2015 and 56,464,187 issued at December 31, 2014	1,159	1,129
Additional paid-in capital	1,023,254	955,715
Treasury stock, at cost, 4,929,241 shares at December 31, 2015 and 4,867,420 shares at December 31, 2014	(138,750)	(133,788)
Retained earnings	104,427	5,619
Accumulated other comprehensive loss	(165,528)	(97,922)
Total Euronet Worldwide, Inc. stockholders’ equity	824,562	730,753
Noncontrolling interests	1,366	2,059
Total equity	825,928	732,812
Total liabilities and equity	$2,192,714	$2,038,447
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013

Revenues	$1,772,262	$1,664,150	$1,413,169
Operating expenses:
Direct operating costs	1,081,849	1,033,479	892,928
Salaries and benefits	259,162	243,220	208,244
Selling, general and administrative	156,385	157,265	129,427
Acquisition-related contingent consideration gain	—	—	(19,319)
Goodwill and acquired intangible assets impairment	—	—	18,425
Depreciation and amortization	70,025	71,455	65,053
Total operating expenses	1,567,421	1,505,419	1,294,758
Operating income	204,841	158,731	118,411
Other income (expense):
Interest income	2,170	2,549	1,998
Interest expense	(24,814)	(12,330)	(10,139)
(Loss) income from unconsolidated affiliates	—	(46)	206
Other gains (losses), net	315	(1,755)	2,398
Foreign currency exchange (loss) gain, net	(41,418)	(5,646)	2,211
Other expense, net	(63,747)	(17,228)	(3,326)
Income before income taxes	141,094	141,503	115,085
Income tax expense	(42,602)	(40,015)	(27,732)
Net income	98,492	101,488	87,353
Less: Net loss attributable to noncontrolling interests	316	160	633
Net income attributable to Euronet Worldwide, Inc.	$98,808	$101,648	$87,986

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.89	$1.96	$1.76
Diluted	$1.83	$1.89	$1.69

Weighted average shares outstanding:
Basic	52,274,573	51,757,867	49,964,819
Diluted	54,076,676	53,901,040	51,982,620

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$98,492	$101,488	$87,353
Other comprehensive income (loss), net of tax:
Translation adjustment	(67,756)	(87,675)	758
Comprehensive income	30,736	13,813	88,111
Comprehensive loss attributable to noncontrolling interests	466	366	490
Comprehensive income attributable to Euronet Worldwide, Inc.	$31,202	$14,179	$88,601
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)
Balance as of December 31, 2012	49,322,600	$1,060	$783,508	$(67,327)	$(184,015)
Net income (loss)					87,986
Other comprehensive income
Stock issued under employee stock plans	1,079,217	22	15,665	(795)
Share-based compensation			11,463
Shares issued in connection with acquisition	224,425	4	5,292
Acquisition of noncontrolling interest			(6,319)
Other			31
Balance as of December 31, 2013	50,626,242	1,086	809,640	(68,122)	(96,029)
Net income (loss)					101,648
Other comprehensive loss
Stock issued under employee stock plans	914,371	18	12,386	(1,154)
Share-based compensation			12,902
Shares issued in connection with acquisition	1,262,654	25	56,529
Issuance of convertible notes			64,351
Repurchase of shares	(1,206,500)			(64,512)
Other			(93)
Balance as of December 31, 2014	51,596,767	1,129	955,715	(133,788)	5,619
Net income (loss)					98,808
Other comprehensive loss
Stock issued under employee stock plans	743,782	16	11,686	(4,877)
Share-based compensation			12,802
Shares issued in connection with acquisition	692,853	14	43,047
Repurchase of shares	(1,600)			(85)
Other			4
Balance as of December 31, 2015	53,031,802	$1,159	$1,023,254	$(138,750)	$104,427
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2012	$(10,850)	$4,164	$526,540
Net income (loss)		(633)	87,353
Other comprehensive income	615	143	758
Stock issued under employee stock plans			14,892
Share-based compensation			11,463
Shares issued in connection with acquisition			5,296
Acquisition of noncontrolling interest	(218)	(1,341)	(7,878)
Other			31
Balance as of December 31, 2013	(10,453)	2,333	638,455
Net income (loss)		(160)	101,488
Other comprehensive loss	(87,469)	(206)	(87,675)
Stock issued under employee stock plans			11,250
Share-based compensation			12,902
Shares issued in connection with acquisition			56,554
Issuance of convertible notes			64,351
Repurchase of shares			(64,512)
Other		92	(1)
Balance as of December 31, 2014	(97,922)	2,059	732,812
Net income (loss)		(316)	98,492
Other comprehensive loss	(67,606)	(150)	(67,756)
Stock issued under employee stock plans			6,825
Share-based compensation			12,802
Shares issued in connection with acquisition			43,061
Repurchase of shares			(85)
Other		(227)	(223)
Balance as of December 31, 2015	$(165,528)	$1,366	$825,928

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$98,492	$101,488	$87,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,025	71,455	65,053
Share-based compensation	12,802	12,902	11,463
Unrealized foreign exchange loss (gain), net	41,418	5,646	(2,211)
Non-cash impairment of goodwill	—	—	18,425
Acquisition-related contingent consideration gain	—	—	(19,319)
Other losses (gains)	—	1,755	(2,827)
Deferred income taxes	(5,017)	(5,012)	(6,968)
Loss (income) from unconsolidated affiliates	—	46	(206)
Accretion of convertible debt discount and amortization of debt issuance costs	12,164	2,934	1,096
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(13,467)	5,642	7,160
Restricted cash	17,621	4,653	(10,328)
Inventory — PINs and other	7,058	(19)	5,918
Trade accounts receivable	(66,075)	(17,058)	(22,554)
Prepaid expenses and other current assets	(39,796)	(21,266)	1,228
Trade accounts payable	39,631	25,773	2,263
Deferred revenue	3,898	4,085	(2,375)
Accrued expenses and other current liabilities	37,453	42,376	31,999
Changes in noncurrent assets and liabilities	(1,153)	(373)	4,162
Net cash provided by operating activities	215,054	235,027	169,332
Cash flows from investing activities:
Acquisitions, net of cash acquired	(113,969)	(84,703)	(30,847)
Purchases of property and equipment	(74,620)	(63,098)	(40,903)
Purchases of other long-term assets	(6,391)	(5,950)	(6,258)
Proceeds from sale of equity method investment	—	—	7,609
Other, net	997	719	925
Net cash used in investing activities	(193,983)	(153,032)	(69,474)
Cash flows from financing activities:
Proceeds from issuance of shares	10,510	11,099	14,691
Repurchase of shares	(6,078)	(66,390)	(1,882)
Borrowings from revolving credit agreements	1,321,622	2,184,153	1,991,664
Repayments of revolving credit agreements	(1,318,759)	(2,307,622)	(2,077,774)
Repayments of long-term debt obligations	(5,156)	(4,814)	(10,086)
Repayments of capital lease obligations	(3,211)	(2,518)	(2,630)
Net (repayments of) borrowing from short-term debt obligations	(1,825)	4,336	1,343
Proceeds from long-term debt obligations	—	411,500	—
Debt issuance costs	—	(13,259)	(163)
Purchase of subsidiary shares from noncontrolling interests	—	—	(7,878)
Other, net	1,707	1,596	1,499
Net cash (used in) provided by financing activities	(1,190)	218,081	(91,216)
Effect of exchange rate changes on cash and cash equivalents	(30,373)	(41,892)	(251)
(Decrease) increase in cash and cash equivalents	(10,492)	258,184	8,391
Cash and cash equivalents at beginning of period	468,010	209,826	201,435
Cash and cash equivalents at end of period	$457,518	$468,010	$209,826
Interest paid during the period	$11,804	$7,685	$7,720
Income taxes paid during the period	$54,607	$39,574	$28,400
Supplemental disclosure of non-cash investing and financing activities:
Equity issued in connection with acquisition	$43,061	$56,554	$5,296
Contingent consideration in connection with acquisition	$—	$—	$21,725
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
During 2015, the Company determined that it had two reporting units that should be tested under the two-step quantitative impairment test. Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses weighted results from the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows and EBITDA are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes and gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units. Significant assumptions in the Market Approach model are projected EBITDA, selected market multiple, and the estimated control premium.

Index to Consolidated Financial Statements

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
No impairment charges were recorded as a result of the 2015 and 2014 goodwill impairment test. During the 2013 annual goodwill impairment test, the Company completed the two-step quantitative impairment test for nine reporting units. As a result, the Company recorded a non-cash goodwill impairment charge of $18.4 million with respect to the epay Australia and epay Spain reporting units.
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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of long-lived assets was recorded during 2015, 2014 or 2013.

See Note 8, Goodwill and Acquired Intangible Assets, Net, for additional information regarding the impairment of goodwill and other intangible assets.
Other assets
Other assets include investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate, but does not have a controlling interest. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2015 and 2014, the Company had no material investments in unconsolidated affiliates. In July 2013, the Company completed the sale of its investment in epay Malaysia for $7.6 million, which resulted in the recognition of a $2.8 million gain.
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, with early application permitted for financial statements that have not been issued. The amendments are to be applied prospectively to adjustments that occur after the effective date. The amendments will be effective for the Company beginning January 1, 2016 and will be applied, as necessary, to future business combinations.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.
Recently Adopted -In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. Management elected to early adopt the provisions of this new standard. Accordingly, the amendment was retrospectively applied resulting in the reclassification of $10.8 million and $13.1 million of unamortized debt issuance costs (see Note 10, Debt Obligations) from other noncurrent assets to a reduction in Debt obligations, net of current portion, within its consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for the Company on January 1, 2017 and early adoption is permitted. Management elected to early adopt the provisions of this standard on a prospective basis. The adoption of this guidance did not have a material impact on the Company's results of operations, cash flows or financial position.

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2015	2014	2013
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,274,573	51,757,867	49,964,819
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,783,199	2,143,173	1,953,484
Incremental shares from assumed conversion of convertible debentures	18,904	—	64,317
Diluted weighted average shares outstanding	54,076,676	53,901,040	51,982,620

Index to Consolidated Financial Statements

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2015, 2014 and 2013 of approximately 568,000, 585,000 and 438,000, respectively.
In October 2014, the Company issued convertible notes that, if converted, would have a potentially dilutive effect on its Common Stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing Common Stock for any conversion value in excess of the principal value. As of December 31, 2015, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of Common Stock exceeds the conversion price per share of Common Stock. Therefore, according to ASC Topic 260, Earnings per Share, the dilutive effect of the assumed conversion of the debentures was 18,904 shares for the year ended December 31, 2015. The assumed conversion of the debentures was anti-dilutive for year ended December 31, 2014. See Note 10, Debt Obligations, for more information about the convertible notes.
During 2013, the Company had convertible debentures that, if converted, would have had a potentially dilutive effect on its Common Stock. In September 2013, the Company repurchased at par the remaining $3.6 million principal amount of the convertible debentures outstanding. Based on the evaluation of these debentures under ASC Topic 260, if dilutive, the impact of the contingently issuable shares was included in the calculation of diluted earnings per share under the “if-converted” method, regardless of whether the conditions upon which the debentures would be convertible into shares of the Company’s Common Stock had been met. Under the if-converted method, the dilutive effect of the assumed conversion of the debentures was 64,317 shares for the year ended December 31, 2013.
Share repurchases
In September 2013, the Board of Directors authorized a stock repurchase program ("2013 program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. During 2015, the Company repurchased 1,600 shares at an average purchase price per share of $53.07 for a total value of $0.1 million. No repurchases were made in 2014 or 2013 under the 2013 program. The 2013 program expired in September 2015.
In conjunction with the October 2014 convertible note issuance, the Board of Directors approved a separate one-time stock repurchase which resulted in the purchase of 1.2 million shares at an average price per share of $53.47 for a total value of $64.5 million.
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program through December 17, 2017 ("2016 program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its Common Stock. Repurchases under the 2016 program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
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
Accumulated other comprehensive loss
As of December 31, 2015 and 2014, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. For the years ended December 31, 2015 and 2014, the Company recorded foreign currency translation losses of $67.8 million and $87.7 million, respectively. The Company recorded a foreign currency translation gain of $0.8 million for the year ended December 31, 2013. During 2015 and 2013, the Company reclassified $0.8 million and $0.3 million of foreign currency translation into the Consolidated Statements of Income. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the year ending December 31, 2014.

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
2015 Acquisitions
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
Under the terms of the Purchase Agreement, the XE Sellers received purchase consideration (the "XE Purchase Consideration") of $79.9 million in cash, including working capital adjustments finalized in the third quarter of 2015, and 642,912 shares of Euronet common stock, with a fair value at date of acquisition of $40.1 million. Half of the common stock portion of the XE Purchase Consideration was placed in escrow at closing as security for the XE Sellers' indemnification and other obligations under the XE Purchase Agreement. Any XE Purchase Consideration remaining in escrow will be released to the XE Sellers two years following the closing date, net of any pending indemnification or other claims under the XE Purchase Agreement.
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

Index to Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of July 2, 2015
Cash and cash equivalents	$1,872
Other current assets	1,294
Intangible assets	15,367
Other long-term assets	341
Deferred tax assets	161
Total assets acquired	19,035

Trade accounts payable	(26)
Accrued expenses and other current liabilities	(11,824)
Other long-term liabilities	(571)
Total liabilities assumed	(12,421)

Goodwill	113,362

Net assets acquired	$119,976

The intangible assets of XE are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Proprietary software	$2,011	5 years
Customer relationships	9,414	8 years
Trade names	3,654	20 years
Non-compete agreements	288	3 years
Total intangible assets	$15,367

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
Under the terms of the IME Purchase Agreement, the IME Sellers received purchase consideration (the "IME Purchase Consideration") of $76.7 million in cash, including estimated working capital adjustments, and 49,941 shares of Euronet common stock, with a fair value at date of acquisition of $3.0 million. A portion of the IME Purchase Consideration was placed in escrow at closing as security for the IME Sellers' indemnification and other obligations under the IME Purchase Agreement. Any IME Purchase Consideration remaining in escrow will be released to the IME Sellers at various defined dates over five years following the closing date, net of any pending indemnification or other claims under the IME Purchase Agreement.
The IME Purchase Consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results of operations. Additionally, the cumulative effect of the IME and XE acquisitions was not material to the Company's results of operations. The net assets of IME and its results of operations are included in the Money Transfer Segment's results.

Index to Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of June 17, 2015
Cash and cash equivalents	$33,279
Other current assets	21,566
Intangible assets	35,130
Other long-term assets	5,327
Total assets acquired	95,302

Trade accounts payable	(2,766)
Accrued expenses and other current liabilities	(2,743)
Settlement obligations and customer deposits	(30,540)
Deferred tax liabilities	(8,783)
Other long-term liabilities	(858)
Total liabilities assumed	(45,690)

Goodwill	30,099

Net assets acquired	$79,711

The intangible assets of IME are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Customer relationships	$33,940	8 years
Trade names	650	2 years
Non-compete agreements	540	5 years
Total intangible assets	$35,130

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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

The following table summarizes the fair values of the acquired net assets at the acquisition date:

(dollar amounts in thousands)	Estimated Life
Current assets		$4,805
Property and equipment	2 - 8 years	331
Non-compete agreements	4 years	755
Proprietary software	10 years	11,912
Customer relationships	12 years	18,230
Trademarks and trade names	20 years	2,382
Goodwill	Indefinite	27,917
Other non-current assets		402
Fair value of assets		66,734
Current liabilities		(4,783)
Other non-current liabilities		(3,683)
Net assets acquired		$58,268

(6) Restricted Cash

The restricted cash balances as of December 31, 2015 and 2014 were as follows:

	As of December 31,
(in thousands)	2015	2014
Cash held in trust and/or cash held on behalf of others	$37,121	$62,106
Collateral on bank credit arrangements and other	8,191	5,922
Total	$45,312	$68,028

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

(7)	Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2015 and 2014 are as follows:

	As of December 31,
(in thousands)	2015	2014
ATMs	$176,221	$141,249
POS terminals	44,113	48,674
Vehicles and office equipment	55,031	51,115
Computers and software	122,106	123,261
Land and buildings	2,008	615
	399,479	364,914
Less accumulated depreciation and amortization	(242,111)	(239,607)
Total	$157,368	$125,307

Index to Consolidated Financial Statements

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2015, 2014 and 2013 was $40.2 million, $42.0 million and $39.7 million, respectively.

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$174,219	$(96,144)	$145,019	$(86,997)
Trademarks and trade names	55,706	(19,323)	54,473	(17,061)
Software	65,634	(13,820)	68,898	(8,145)
Non-compete agreements	3,508	(1,808)	3,030	(950)
Total	$299,067	$(131,095)	$271,420	$(113,153)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2015 and 2014:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2014	$93,026	$498,435	$591,461
Increases (decreases):
2014 acquisitions	102,841	156,053	258,894
Amortization	(24,433)		(24,433)
Other (primarily changes in foreign currency exchange rates)	(13,167)	(54,625)	(67,792)
Balance as of December 31, 2014	158,267	599,863	758,130
Increases (decreases):
2015 acquisitions	50,497	143,461	193,958
Amortization	(23,879)	—	(23,879)
Other (primarily changes in foreign currency exchange rates)	(16,913)	(58,146)	(75,059)
Balance as of December 31, 2015	$167,972	$685,178	$853,150

The Company performs its annual goodwill impairment test during the fourth quarter of each year. The annual goodwill impairment test completed during the fourth quarter of 2015 and 2014 resulted in no impairment charges. As a result of the 2013 annual goodwill impairment tests, the Company recorded non-cash goodwill impairment charges of $18.4 million.
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
Of the total goodwill balance of $685.2 million as of December 31, 2015, $474.3 million relates to the Money Transfer Segment, $158.1 million relates to the epay Segment and the remaining $52.7 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $23.9 million, $24.4 million and $21.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2015, is expected to total $24.3 million for 2016, $22.2 million for 2017, $20.0 million for 2018, $19.3 million for 2019 and $18.7 million for 2020.

Index to Consolidated Financial Statements

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

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2015 and 2014 were as follows:

	As of December 31,
(in thousands)	2015	2014
Accrued expenses	$125,354	$97,115
Accrued amounts due to mobile operators and other content providers	71,762	64,839
Money transfer settlement obligations	159,854	137,285
Derivative liabilities	25,903	36,439
Deferred income taxes	—	683
Total	$382,873	$336,361

Index to Consolidated Financial Statements

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2015 and 2014:

	As of December 31,
(in thousands)	2015	2014
Credit Facility:
Term loan, due 2019	$67,031	$72,187
Revolving credit agreements, due 2019	7,701	5,316
	74,732	77,503
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	347,878	337,986

Other obligations	5,731	6,035

Total debt obligations	$428,341	$421,524
Unamortized debt issuance costs	(10,809)	(13,112)
Carrying value of debt	$417,532	$408,412
Short-term debt obligations and current maturities of long-term debt obligations	(12,060)	(11,156)
Long-term debt obligations	$405,472	$397,256

As of December 31, 2015, aggregate annual maturities of long-term debt are $7.1 million in 2016, $9.6 million in 2017, $13.6 million in 2018, $45.2 million in 2019, $402.5 million in 2020 and none thereafter. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2019 and the convertible notes maturing in 2020, coinciding with the terms of the initial put option by holders of the notes.
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
Under the Credit Agreement, the Lenders have made available a $675 million senior secured credit facility (the "Credit Facility") consisting of a $590 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and a $75 million five-year term loan which has been reduced to $67 million as of December 31, 2015 through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans.

Index to Consolidated Financial Statements

Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% (or 0.375% to 1.375% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the Credit Agreement. The maturity date for the Credit Facility is April 9, 2019, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rates of the Company's borrowings under the term loan and revolving credit facility were 1.8% and 10.1%, respectively, as of December 31, 2015, and 1.5% and 11.3%, respectively as of December 31, 2014. The weighted average interest rate under the revolving credit facility was higher than the Term Loan A due to the higher borrowing rate related to the India credit facility.
As of December 31, 2015 and 2014, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facility of $42.0 million and $63.6 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that may adjust each quarter based upon the Company's consolidated total leverage ratio. As of December 31, 2015 and 2014, the stand-by letters of credit interest charges was 1.4% per annum.
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
Contractual interest expense was $6.0 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. Discount accretion was $9.9 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, unamortized discounts were $54.6 million and $64.5 million, respectively. The discount will be amortized through October 1, 2020. The effective interest rate was 4.7% for the years ended December 31, 2015 and 2014.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and an overdraft credit facility that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2015 and 2014, borrowings under these arrangements were $5.7 million and $6.0 million, respectively. As of December 31, 2015, there was $5.0 million due in 2016 under these other obligation arrangements.

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

Index to Consolidated Financial Statements

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
As of December 31, 2015, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $211 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

Foreign currency exchange contracts - HiFX Operations
As discussed in Note 5, Acquisitions, on May 20, 2014, the Company acquired EIM (FX) Limited, which owns subsidiaries that operate under the brand name HiFX. HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $62.8 million and $37.3 million for the years ended December 31, 2015 and 2014, respectively. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of December 31, 2015 was approximately $844.9 million. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$37,034	$41,151	Other current liabilities	$(25,891)	$(36,439)

Index to Consolidated Financial Statements

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2015 and 2014 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$37,034	$—	$37,034	$(19,786)	$(6,415)	$10,833

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$41,151	$—	$41,151	$(28,113)	$(5,279)	$7,759
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(25,891)	$—	$(25,891)	$19,786	$1,741	$(4,364)

As of December 31, 2014
Derivatives subject to a master netting arrangement or similar agreement	$(36,439)	$—	$(36,439)	$28,113	$176	$(8,150)

Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2015	2014	2013
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss) gain, net	$1,026	$2,300	$(850)
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

Index to Consolidated Financial Statements

(12) Leases

Capital leases

The Company leases certain of its ATMs, computer equipment and vehicles under capital lease agreements that expire between the years of 2016 and 2020 and bear interest at rates between 2.2% and 15.0%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the assets and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2015 and 2014 were as follows:

	As of December 31,
(in thousands)	2015	2014
ATMs	$10,307	$9,933
Other	1,587	1,631
Subtotal	11,894	11,564
Less accumulated amortization	(4,618)	(1,748)
Total	$7,276	$9,816

Non-cash financing and investing activities for the years ended December 31, 2015, 2014 and 2013 represented capital lease obligations of $6.4 million, $2.2 million and $0.9 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

Operating leases

The Company has non-cancelable operating leases that expire between the years of 2016 and 2026. Certain of these leases contain renewal options and escalation provisions. The Company recognizes rent expense under the straight-line method over the term of the lease. Rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $59.0 million, $57.0 million and $54.0 million, respectively.

Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2015 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2016	$1,360	$47,079
2017	2,004	36,957
2018	1,669	28,134
2019	1,438	19,400
2020	404	13,772
Thereafter	—	11,664
Total minimum lease payments	6,875	$157,006
Less amounts representing interest	(737)
Present value of net minimum capital lease payments	6,138
Less current portion of obligations under capital leases	(1,991)
Obligations under capital leases, less current portion	$4,147

Index to Consolidated Financial Statements

(13) Income Taxes

The sources of income before income taxes for the years ended December 31, 2015, 2014 and 2013 are presented as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Income before taxes:
United States	$10,686	$7,337	$18,560
Foreign	130,408	134,166	96,525
Total income before income taxes	$141,094	$141,503	$115,085

The Company's income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current tax expense:
U.S.	$1,277	$133	$2,114
Foreign	45,150	44,780	31,791
Total current	46,427	44,913	33,905
Deferred tax expense (benefit):
U.S.	2,037	628	(1,470)
Foreign	(5,862)	(5,526)	(4,703)
Total deferred	(3,825)	(4,898)	(6,173)
Total tax expense	$42,602	$40,015	$27,732

The following is a reconciliation of the federal statutory income tax rate of 35% to the effective income tax rate for 2015, 2014 and 2013:

	Year Ended December 31,
(dollar amounts in thousands)	2015	2014	2013
U.S. federal income tax expense at applicable statutory rate	$49,383	$49,526	$40,280
Tax effect of:
State income tax expense at statutory rates	894	(985)	1,756
Non-deductible expenses	4,947	4,943	4,926
Share-based compensation	(684)	(266)	(733)
Other permanent differences	(5,505)	(5,563)	(1,442)
Difference between U.S. federal and foreign tax rates	(13,615)	(13,677)	(9,519)
Provision in excess of statutory rates	2,400	955	1,180
Change in federal and foreign valuation allowance	1,724	4,357	(9,038)
Impairment of goodwill	—	—	4,460
Acquisition-related contingent consideration gain	—	—	(6,762)
Other	3,058	725	2,624
Total income tax expense	$42,602	$40,015	$27,732
Effective tax rate	30.2%	28.3%	24.1%

Index to Consolidated Financial Statements

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2015	2014
Deferred tax assets:
Tax loss carryforwards	$38,335	$31,411
Share-based compensation	6,618	6,135
Accrued expenses	15,826	12,967
Property and equipment	6,723	2,229
Goodwill and intangible amortization	20,467	26,280
Intercompany notes	15,365	9,329
Accrued revenue	11,502	5,596
Other	11,369	10,155
Gross deferred tax assets	126,205	104,102
Valuation allowance	(48,566)	(49,449)
Net deferred tax assets	77,639	54,653
Deferred tax liabilities:
Intangibles related to purchase accounting	(30,722)	(25,422)
Goodwill and intangible amortization	(7,615)	(7,239)
Accrued expenses	(13,563)	(7,707)
Intercompany notes	(2,587)	(3,731)
Accrued interest	(29,604)	(23,628)
Capitalized research and development	(5,014)	(2,499)
Property and equipment	(5,428)	(1,809)
Accrued revenue	(4,155)	(2,126)
Other	(4,413)	(5,400)
Total deferred tax liabilities	(103,101)	(79,561)
Net deferred tax liabilities	$(25,462)	$(24,908)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2015 are expected to be allocated to income taxes in the Consolidated Statements of Income with the following exception. The tax benefit of net operating losses generated from share-based compensation have been excluded from the amounts disclosed for tax loss carryforwards and valuation allowance to the extent the benefit will be recognized in equity if realized. The excluded tax benefit of $34.3 million will be allocated to additional paid-in capital when utilized to offset taxable income.

As of December 31, 2015, and 2014, the Company's U.S. federal and foreign tax loss carryforwards were $229.2 million and $180.1 million, respectively, and U.S. state tax loss carryforwards were $88.7 million and $62.7 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2015.

Index to Consolidated Financial Statements

As of December 31, 2015, the Company had U.S. federal and foreign tax net operating loss carryforwards of $229.2 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2016	$4,218	$1,017
2017	1,881	432
2018	1,312	277
2019	3,144	773
2020	6,587	1,418
Thereafter	183,585	57,847
Unlimited	28,511	7,214
Total	$229,238	$68,978

In addition, the Company's state tax net operating loss carryforwards of $88.7 million will expire periodically from 2016 through 2035.
No provision has been made in the accounts as of December 31, 2015 for U.S. federal and state income taxes which would be payable if the gross undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $767 million as of December 31, 2015. The determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Beginning balance	$15,028	$14,242
Additions based on tax positions related to the current year	3,620	2,427
Reductions for tax positions of prior years	(1,360)	(1,641)
Settlements	(918)	—
Ending balance	$16,370	$15,028

As of December 31, 2015 and 2014, approximately $11.5 million and $10.1 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Unrecognized tax benefits of approximately $1.7 million are presented in the December 31, 2015 financial statements as a reduction to the Company's deferred tax asset for tax loss carryforwards. Total estimated accrued interest and penalties related to the underpayment of income taxes was $3.1 million and $2.8 million as of December 31, 2015 and 2014, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2015:

Jurisdictions	Periods
U.S. (Federal)	2000 through 2002, 2004 through 2006, 2010, and 2012 through 2015
Spain	2009 through 2015
Australia	2010 through 2015
U.K.	2009 through 2015
Germany	2009 through 2015

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

(14) Valuation and Qualifying Accounts

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Beginning balance-allowance for doubtful accounts	$20,546	$22,079	$21,512
Additions-charged to expense	8,209	11,156	7,007
Amounts written off	(7,862)	(10,573)	(6,068)
Other (primarily changes in foreign currency exchange rates)	(1,753)	(2,116)	(372)
Ending balance-allowance for doubtful accounts	$19,140	$20,546	$22,079

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to seven years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. Certain stock option grants vest over a five-year period, subject to the achievement of pre-determined performance targets. With the exception of certain awards made to the Company's employees in Germany and Singapore, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany and Singapore, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2015, the Company has approximately 4.8 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $12.8 million, $12.9 million and $11.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $0.7 million, $0.8 million and $0.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Index to Consolidated Financial Statements

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2014 (1,804,760 shares exercisable)	3,787,044	$23.11
Granted	464,336	$73.42
Exercised	(461,809)	$16.91
Forfeited/Canceled	(563,350)	$22.23
Balance at December 31, 2015	3,226,221	$31.40	6.4	$133,098
Exercisable at December 31, 2015	1,907,094	$18.25	5.0	$103,323
Vested and expected to vest at December 31, 2015	3,019,465	$29.58	6.2	$129,954

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $7.8 million, $9.1 million and $13.6 million in connection with stock options exercised in the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value of these options exercised was $22.8 million, $18.2 million and $18.6 million in the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $18.4 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.9 years. The following table provides the fair value of options granted under the SCP during 2015, 2014 and 2013, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2015	2014	2013
Volatility	32.7%	32.8%	41.9%
Risk-free interest rate - weighted average	1.7%	1.7%	1.6%
Risk-free interest rate - range	1.71% to 1.75%	1.67% to 1.88%	(a)
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.4 years	5.5 years	5.4 years
Weighted-average fair value (per share)	$24.29	$18.57	$18.43
(a) At the date of grant, the risk free rate for stock options awarded in 2013 was 1.6%.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	747,316	$32.03
Granted	168,357	$72.52
Vested	(320,901)	$24.79
Forfeited	(21,944)	$43.82
Nonvested at December 31, 2015	572,828	$47.54

Index to Consolidated Financial Statements

The fair value of shares vested in the years ended December 31, 2015, 2014 and 2013 was $19.9 million, $14.9 million and $7.3 million, respectively. As of December 31, 2015, there was $10.3 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 4.0 years. As of December 31, 2015, there was $7.9 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.8 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $72.52, $53.12 and $43.47 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2015, 2014 and 2013, the Company issued 54,421, 50,470 and 44,323 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $52.62, $38.04 and $25.06, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.7 million, $0.5 million, and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2015, 2014 and 2013 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2015	2014	2013
Volatility - weighted average	30.6%	32.6%	25.6%
Volatility - range	25.9% to 41.9%	26.6% to 43.4%	20.9% to 29.6%
Risk-free interest rate - weighted average	0.01%	0.03%	0.04%
Risk-free interest rate - range	0.00% to 0.03%	0.02% to 0.05%	0.02% to 0.08%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$12.44	$9.16	$5.72

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

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names, Ria, HiFX, IME and XE. Ria and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. XE is a provider of foreign currency exchange information and offers money transfers on its currency data websites, which are executed by a third party. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$379,523	$708,373	$685,635	$(1,269)	$1,772,262
Operating expenses:
Direct operating costs	182,136	542,747	358,154	(1,188)	1,081,849
Salaries and benefits	45,364	49,752	137,077	26,969	259,162
Selling, general and administrative	25,822	38,272	85,096	7,195	156,385
Depreciation and amortization	31,807	11,163	26,650	405	70,025
Total operating expenses	285,129	641,934	606,977	33,381	1,567,421
Operating income (expense)	$94,394	$66,439	$78,658	$(34,650)	$204,841
Other income (expense)
Interest income					2,170
Interest expense					(24,814)
Other gains					315
Foreign currency exchange loss, net					(41,418)
Total other expense, net					(63,747)
Income before income taxes					$141,094
Segment assets as of December 31, 2015	$469,351	$646,000	$1,040,737	$36,626	$2,192,714
Property and equipment, net as of December 31, 2015	$99,798	$24,834	$32,591	$145	$157,368

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$358,636	$783,781	$523,150	$(1,417)	$1,664,150
Operating expenses:
Direct operating costs	163,590	607,866	263,253	(1,230)	1,033,479
Salaries and benefits	47,148	56,402	115,419	24,251	243,220
Selling, general and administrative	25,730	42,542	77,305	11,688	157,265
Depreciation and amortization	30,847	15,901	24,432	275	71,455
Total operating expenses	267,315	722,711	480,409	34,984	1,505,419
Operating income (expense)	$91,321	$61,070	$42,741	$(36,401)	$158,731
Other income (expense)
Interest income					2,549
Interest expense					(12,330)
Loss from unconsolidated affiliates					(46)
Other losses					(1,755)
Foreign currency exchange loss, net					(5,646)
Total other expense, net					(17,228)
Income before income taxes					$141,503
Segment assets as of December 31, 2014	$390,394	$753,962	$835,977	$58,114	$2,038,447
Property and equipment, net as of December 31, 2014	$72,749	$24,859	$27,528	$171	$125,307

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2013
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$296,240	$748,680	$370,365	$(2,116)	$1,413,169
Operating expenses:
Direct operating costs	141,381	575,787	177,783	(2,023)	892,928
Salaries and benefits	40,150	57,251	88,222	22,621	208,244
Selling, general and administrative	23,141	41,000	54,870	10,416	129,427
Acquisition-related contingent consideration gain	(19,319)	—	—	—	(19,319)
Goodwill impairment	—	18,425	—	—	18,425
Depreciation and amortization	29,537	16,756	18,395	365	65,053
Total operating expenses	214,890	709,219	339,270	31,379	1,294,758
Operating income (expense)	$81,350	$39,461	$31,095	$(33,495)	$118,411
Other income (expense)
Interest income					1,998
Interest expense					(10,139)
Income from unconsolidated affiliates					206
Other gains, net					2,398
Foreign currency exchange gain, net					2,211
Total other expense, net					(3,326)
Income before income taxes					$115,085
Segment assets as of December 31, 2013	$347,066	$757,289	$471,820	$18,983	$1,595,158
Property and equipment, net as of December 31, 2013	$64,972	$27,176	$23,768	$314	$116,230

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2015, 2014 and 2013, and property and equipment and total assets as of December 31, 2015 and 2014, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2015	2014	2013	2015	2014	2015	2014
United States	$529,467	$440,166	$341,964	$24,693	$24,988	$350,583	$355,045
Germany	377,170	389,060	336,551	14,946	13,649	347,893	362,156
United Kingdom	124,485	124,839	92,201	5,600	3,757	315,347	343,151
Poland	105,129	113,837	103,147	57,287	43,063	106,691	87,976
Australia	77,643	89,430	105,459	2,434	2,195	89,538	114,901
India	78,783	72,736	59,744	5,518	2,622	62,409	49,880
Spain	62,086	59,949	54,804	9,756	4,837	74,598	73,884
Italy	56,896	58,970	54,765	3,596	2,012	88,683	86,780
Greece	31,568	33,711	22,205	4,719	4,609	40,000	32,756
New Zealand	56,735	32,967	22,664	2,382	1,950	163,574	195,001
Other	272,300	248,485	219,665	26,437	21,625	553,398	336,917
Total foreign	1,242,795	1,223,984	1,071,205	132,675	100,319	1,842,131	1,683,402
Total	$1,772,262	$1,664,150	$1,413,169	$157,368	$125,307	$2,192,714	$2,038,447

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

Index to Consolidated Financial Statements

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$37,034	$—	$37,034
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	(25,891)	$—	$(25,891)

		As of December 31, 2014
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$41,151	—	$41,151
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,439)	—	$(36,439)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2019 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate ("LIBOR") that resets at various intervals of less than one year. The Company estimates the fair value of the convertible notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2015 and 2014, the fair values of the convertible notes were $509.7 million and $408.0 million, respectively, with carrying values of $347.9 million and $338.0 million, respectively.
Contingent Consideration Liability
The contingent consideration liability relating to the Pure Commerce acquisition was recorded at fair value using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were forecasted financial results, including estimates of future revenues, gross profit, and EBITDA (Level 3). As of the acquisition date, the fair value of the contingent consideration liability was $21.7 million. Changes in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of the contingent consideration liability are recorded as income or expense within operating income in the Company's Consolidated Statements of Income.
During 2013, the Company recorded a $2.4 million foreign currency exchange gain related to this contingent consideration liability as a result of fluctuations in the value of the Australian dollar against the U.S. dollar. In third quarter of 2013, the Company adjusted to fair value the contingent consideration liability based on its assessment that the performance targets for gross profit and EBITDA would not be met. As of December 31, 2013 (end of the performance period), the fair value of the contingent consideration liability was zero. The change in fair value resulted in the recognition of a $19.3 million gain.
Impairment of goodwill and acquired intangible assets

Certain assets are measured at fair value on a non-recurring basis for purpose of initial recognition and impairment testing. These assets are subject to fair value adjustments when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In connection with the annual goodwill impairment test during the fourth quarter of 2013, the Company assessed the fair value of goodwill and recorded goodwill impairment charges related to certain of its epay reporting units of $18.4 million. The fair values were determined using significant unobservable inputs (Level 3). The fair values of goodwill related to impaired reporting units were determined by calculating the implied fair values as the excess of the fair value of the respective entity over the fair value of its net assets. No other assets were measured at fair value on a non-recurring basis during 2015, 2014, or 2013.

Index to Consolidated Financial Statements

(18) Litigation and Contingencies

Contingencies
Unclaimed property compliance - In September 2013, the Company entered into a voluntary disclosure agreement (“VDA”) with the Secretary of State of the State of Delaware to determine compliance with Delaware unclaimed property laws. Types of property under examination include, but are not limited to, payroll checks, accounts payable checks and accounts receivable credits for the period 1996 through 2007. In June 2015, the Company reached an agreement with the State of Delaware regarding unclaimed property for this period and through periods ending in 2009 and remitted an amount which was not material to the Company's consolidated financial statements.
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

(19) Commitments

As of December 31, 2015, the Company had $65.8 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.0 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2015, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $15.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $23.8 million over the terms of the agreements with the customers.

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
From time to time, the Company enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2015, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $494.7 million. The Company maintains insurance policies to mitigate this exposure;

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

Index to Consolidated Financial Statements

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2015 or 2014.

(20) Related Party Transactions

The Company leases airplanes from companies partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplanes are leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.3 million, $0.4 million and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively, for the use of these airplanes.

In June 2014, the Company signed an ATM operating agreement with Rontec Ltd., a U.K. company in which Gerald Ronson holds a majority of the shares. Mr. Ronson is the father-in-law of Paul Althasen, one of the Company's directors. This is a commercial agreement under which the Company leases ATM sites from Rontec Ltd. at rates which it considers to be competitive commercial rates. The Company paid $0.1 million under this agreement in 2015 and 2014.

Index to Consolidated Financial Statements

(21) Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2015
Revenues	$395,162	$425,148	$481,373	$470,579
Operating income	$32,163	$47,180	$70,274	$55,224
Net income	$7,125	$26,521	$31,324	$33,522
Net income attributable to Euronet Worldwide, Inc.	$7,178	$26,809	$31,334	$33,487
Earnings per common share:
Basic	$0.14	$0.52	$0.60	$0.63
Diluted	$0.13	$0.50	$0.57	$0.61
For the Year Ended December 31, 2014
Revenues	$353,315	$395,462	$453,422	$461,951
Operating income	$24,382	$34,128	$50,732	$49,489
Net income	$15,933	$20,488	$34,909	$30,158
Net income attributable to Euronet Worldwide, Inc.	$16,022	$20,502	$35,037	$30,087
Earnings per common share:
Basic	$0.32	$0.40	$0.67	$0.58
Diluted	$0.30	$0.38	$0.64	$0.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management has excluded IME and XE Corporation from our assessment of internal control over financial reporting, which were acquired in purchase business combinations during 2015. IME's and XE Corporation’s total assets were $115.8 million and $118.6 million, respectively, and total revenues were $28.9 million and $4.5 million, respectively, and which were included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Based on these criteria and our assessment, we have determined that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 26, 2016

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under Investor Relations/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Equity Compensation Plan Table" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, is incorporated herein by reference.

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

10.10	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2008 (File No. 001-31648), and incorporated by reference herein)

10.11
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

10.13
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

10.15
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

10.17
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.18	Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (1)

10.19
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.20
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 (File No. 001-31648) and incorporated by reference herein)

10.21
Commitment Increase Agreement, dated as of October 11, 2012 by and among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers under the Master Revolving Commitments, certain Subsidiaries and Affiliates as Guarantors, the Incremental Commitment Lenders, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2012 (File No. 001-31648) and incorporated by reference herein)

10.22
Amendment No. 1 dated April 9, 2014, to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, BMO Capital Markets and BBVA Compass Bank, as Syndication Agent and Wells Fargo as Documentation Agent (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-Q filed on May 2, 2014 (File No. 001-31648) and incorporated by reference herein)

10.23
Purchase Agreement, dated October 30, 2014, among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, for themselves and on behalf of several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated by reference herein)

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

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 26, 2016

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 26, 2016	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 26, 2016	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 26, 2016	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 26, 2016	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 26, 2016	Director

Thomas A. McDonnell	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 26, 2016	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 26, 2016	Director

/s/ Mark R. Callegari Mark R. Callegari February 26, 2016	Director