Form 10-Q
period 2016-03-31
EURONET WORLDWIDE INC
filed 2016-04-29
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

On April 28, 2016, Euronet Worldwide, Inc. had 52,046,570 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$548,532	$457,518
Restricted cash	37,703	45,312
Inventory — PINs and other	63,258	72,108
Trade accounts receivable, net of allowances for doubtful accounts of $20,694 at March, 31 2016 and $19,140 at December 31, 2015	354,978	423,299
Prepaid expenses and other current assets	129,436	132,773
Total current assets	1,133,907	1,131,010
Property and equipment, net of accumulated depreciation of $253,662 at March, 31 2016 and $242,111 at December 31, 2015	169,719	157,368
Goodwill	704,449	685,178
Acquired intangible assets, net of accumulated amortization of $139,303 at March 31, 2016 and $131,095 at December 31, 2015	170,303	167,972
Other assets, net of accumulated amortization of $34,236 at March 31, 2016 and $32,434 at December 31, 2015	53,841	51,186
Total assets	$2,232,219	$2,192,714
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$355,443	$456,159
Accrued expenses and other current liabilities	441,771	382,873
Current portion of capital lease obligations	2,442	1,991
Short-term debt obligations and current maturities of long-term debt obligations	11,709	12,060
Income taxes payable	18,113	14,962
Deferred revenue	42,493	35,887
Total current liabilities	871,971	903,932
Debt obligations, net of current portion	478,610	405,472
Capital lease obligations, net of current portion	5,119	4,147
Deferred income taxes	36,044	33,924
Other long-term liabilities	20,721	19,311
Total liabilities	1,412,465	1,366,786
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,127,649 issued at March 31, 2016 and 57,961,043 issued at December 31, 2015	1,163	1,159
Additional paid-in-capital	1,029,598	1,023,254
Treasury stock, at cost, 6,088,795 shares at March 31, 2016 and 4,929,241 shares at December 31, 2015	(215,058)	(138,750)
Retained earnings	133,521	104,427
Accumulated other comprehensive loss	(130,893)	(165,528)
Total Euronet Worldwide, Inc. stockholders’ equity	818,331	824,562
Noncontrolling interests	1,423	1,366
Total equity	819,754	825,928
Total liabilities and equity	$2,232,219	$2,192,714
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$437,894	$395,162
Operating expenses:
Direct operating costs	271,626	251,357
Salaries and benefits	67,237	60,328
Selling, general and administrative	37,854	34,034
Depreciation and amortization	19,288	17,280
Total operating expenses	396,005	362,999
Operating income	41,889	32,163
Other income (expense):
Interest income	452	609
Interest expense	(6,286)	(5,698)
Foreign currency exchange gain (loss), net	2,172	(12,952)
Other expense, net	(3,662)	(18,041)
Income before income taxes	38,227	14,122
Income tax expense	(9,143)	(6,997)
Net income	29,084	7,125
Net loss attributable to noncontrolling interests	10	53
Net income attributable to Euronet Worldwide, Inc.	$29,094	$7,178

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.55	$0.14
Diluted	$0.53	$0.13

Weighted average shares outstanding:
Basic	52,685,765	51,673,160
Diluted	54,529,588	53,625,641
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$29,084	$7,125
Translation adjustment	34,702	(55,340)
Comprehensive income (loss)	63,786	(48,215)
Comprehensive loss attributable to noncontrolling interests	57	217
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$63,843	$(47,998)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$29,084	$7,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,288	17,280
Share-based compensation	3,711	2,875
Unrealized foreign exchange (gain) loss, net	(2,172)	12,952
Deferred income taxes	(1,067)	(612)
Accretion of convertible debt discount and amortization of debt issuance costs	3,117	3,014
Changes in working capital, net of amounts acquired:
Income taxes payable, net	2,410	(5,092)
Restricted cash	8,090	22,726
Inventory — PINs and other	11,022	12,874
Trade accounts receivable	81,736	51,155
Prepaid expenses and other current assets	5,736	(43,700)
Trade accounts payable	(109,796)	(100,741)
Deferred revenue	5,331	548
Accrued expenses and other current liabilities	49,620	75,558
Changes in noncurrent assets and liabilities	(1,497)	(1,461)
Net cash provided by operating activities	104,613	54,501
Cash flows from investing activities:
Acquisitions, net of cash acquired	(137)	—
Purchases of property and equipment	(17,354)	(13,433)
Purchases of other long-term assets	(1,513)	(1,806)
Other, net	101	456
Net cash used in investing activities	(18,903)	(14,783)
Cash flows from financing activities:
Proceeds from issuance of shares	1,992	2,350
Repurchase of shares	(76,390)	(4,997)
Borrowings from revolving credit agreements	538,969	252
Repayments of revolving credit agreements	(467,099)	—
Repayments of long-term debt obligations	(1,406)	(938)
Repayments of capital lease obligations	(599)	(697)
Repayments of short-term debt obligations, net	(999)	(600)
Other, net	278	262
Net cash used in financing activities	(5,254)	(4,368)
Effect of exchange rate changes on cash and cash equivalents	10,558	(22,648)
Increase in cash and cash equivalents	91,014	12,702
Cash and cash equivalents at beginning of period	457,518	468,010

Cash and cash equivalents at end of period	$548,532	$480,712

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,621	$1,118
Income taxes paid during the period	$10,462	$11,944
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015, including the notes thereto, set forth in the Company’s 2015 Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, coinciding with tourism season. Additionally, the EFT Processing and epay Segments are impacted by seasonality during the fourth quarter and the first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which addresses how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, and to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The ASU also addresses such areas as an accounting policy election for forfeitures and the amount an employer can withhold to cover income taxes and still qualify for equity classification. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). The new standard clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence in ASU 815, Derivatives and Hedging. For contingently exercisable put or call options, an entity does not have to assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The ASU does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The new standard specifies that liabilities within its scope are considered to be financial liabilities, and amends the guidance in ASC 405-20, Extinguishments of Liabilities, by directing entities to derecognize prepaid stored-value product liabilities based on expected breakage in proportion to the pattern of rights expected to be exercised by the consumer. Derecognition for breakage is permitted only to the extent that it is probable that a significant reversal of recognized breakage will not subsequently occur. The new standard is consistent with the breakage guidance in the new revenue standard. The ASU is effective for annual periods beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. The accounting for lessors is largely unchanged from the previous accounting guidance; except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

	Three Months Ended March 31,
	2016	2015
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,685,765	51,673,160
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,698,945	1,952,481
Incremental shares from assumed conversion of convertible notes	144,878	—
Diluted weighted average shares outstanding	54,529,588	53,625,641
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three months ended March 31, 2016 and 2015. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 418,000 and 991,000 for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company had convertible notes outstanding that, if converted, could have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of March 31, 2016, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock, which it did as of March 31, 2016. Therefore, according to Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, these notes were dilutive to earnings per share for the three months ended March 31, 2016. See Note 7, Debt Obligations, for more information about the convertible notes.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gain of $34.7 million and loss of $55.3 million for the three months ended March 31, 2016 and 2015, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2016 and 2015.
Share Repurchase
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing us to repurchase up to $100 million in value or 5.0 million shares of its common stock through December 10, 2017. During the three months ended March 31, 2016, the Company repurchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million during the first quarter of 2016.

(4) ACQUISITIONS
XE Corporation
During the first quarter of 2016, the Company completed its valuation of the acquired assets and liabilities of the 2015 acquisition of XE Corporation and subsidiaries (“XE”), which included an adjustment to goodwill of $3.9 million during the quarter. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of July 2, 2015
Cash and cash equivalents	$1,872
Other current assets	1,294
Intangible assets	19,269
Other long-term assets	341
Deferred tax assets	161
Total assets acquired	22,937

Trade accounts payable	(26)
Accrued expenses and other current liabilities	(11,824)
Other long-term liabilities	(571)
Total liabilities assumed	(12,421)

Goodwill	109,460

Net assets acquired	$119,976
IME
In the first quarter of 2016, the Company adjusted the purchase price allocation of the 2015 acquisition of IME(M) Sdn Bhd and certain affiliated companies (“IME”). The adjustments included a net adjustment to goodwill of $1.3 million, which resulted from a working capital adjustment and the finalization of the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of June 17, 2015
Cash and cash equivalents	$33,279
Other current assets	21,566
Intangible assets	36,250
Other long-term assets	5,327
Total assets acquired	96,422

Trade accounts payable	(2,766)
Accrued expenses and other current liabilities	(2,743)
Settlement obligations and customer deposits	(30,541)
Deferred tax liabilities	(9,063)
Other long-term liabilities	(858)
Total liabilities assumed	(45,971)

Goodwill	31,443

Net assets acquired	$81,894

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2016 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2015	$167,972	$685,178	$853,150
Increases (Decreases):
Acquisitions	5,022	(2,558)	2,464
Amortization	(6,454)	—	(6,454)
Other (primarily changes in foreign currency exchange rates)	3,763	21,829	25,592
Balance as of March 31, 2016	$170,303	$704,449	$874,752
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2016, is expected to total $19.1 million for the remainder of 2016, $23.5 million for 2017, $21.2 million for 2018, $20.4 million for 2019, $19.8 million for 2020 and $18.9 million for 2021.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2015 resulted in no impairment charge.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2015 annual impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Accrued expenses	$121,236	$125,366
Money transfer settlement obligations	192,744	159,854
Accrued amounts due to mobile operators and other content providers	90,610	71,762
Derivative liabilities	37,181	25,891
Total	$441,771	$382,873

(7) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Credit Facility:
Term loan, due 2019	$65,625	$67,031
Revolving credit agreements, due 2019	79,544	7,701
	145,169	74,732
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	350,431	347,878

Other obligations	4,965	5,731

Total debt obligations	500,565	428,341
Unamortized debt issuance costs	(10,246)	(10,809)
Carrying value of debt	490,319	417,532
Short-term debt obligations and current maturities of long-term debt obligations	(11,709)	(12,060)
Long-term debt obligations	$478,610	$405,472

Credit Facility
As of March 31, 2016, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $65.6 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 2.59% and 1.81%, respectively, as of March 31, 2016.
Convertible Debt
The Convertible Senior Notes due 2044 (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of March 31, 2016. Contractual interest expense was $1.5 million for both of the three-month periods ended March 31, 2016 and 2015. Accretion expense was $2.6 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. The effective interest rate was 4.7% for the three months ended March 31, 2016. As of March 31, 2016, the unamortized discount was $52.1 million, and will be amortized through October 1, 2020.
(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates being reflected concurrently in earnings for both the derivative instrument and the transaction and having an offsetting effect.

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
As of March 31, 2016, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $207 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $15.2 million and $15.7 million for the three months ended March 31, 2016, and 2015, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of March 31, 2016 was approximately $952 million. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, Canadian dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$50,268	$37,034	Other current liabilities	$(37,181)	$(25,891)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2016 and December 31, 2015 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$50,268		$50,268	$(25,630)	$(7,155)	$17,483

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$37,034	$—	$37,034	$(19,786)	$(6,415)	$10,833
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(37,181)		$(37,181)	$25,630	$4,401	$(7,150)

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$(25,891)	$—	$(25,891)	$19,786	$1,741	$(4,364)
Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2016	2015
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(1,080)	$1,889
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50,268	$—	$50,268
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(37,181)	$—	$(37,181)

		As of December 31, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$37,034	$—	$37,034
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,891)	$—	$(25,891)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2016 and December 31, 2015, the fair values of the Convertible Notes were $512.3 million and $509.7 million, respectively, with carrying values of $350.4 million and $347.9 million, respectively.

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
The following tables present the Company’s reportable segment results for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$86,569	$170,105	$181,573	$(353)	$437,894
Operating expenses:
Direct operating costs	46,747	130,162	95,070	(353)	271,626
Salaries and benefits	11,406	12,095	36,843	6,893	67,237
Selling, general and administrative	6,298	8,967	20,814	1,775	37,854
Depreciation and amortization	8,848	3,066	7,320	54	19,288
Total operating expenses	73,299	154,290	160,047	8,369	396,005
Operating income (expense)	$13,270	$15,815	$21,526	$(8,722)	$41,889

	For the Three Months Ended March 31, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$74,680	$175,925	$144,806	$(249)	$395,162
Operating expenses:
Direct operating costs	39,129	137,217	75,220	(209)	251,357
Salaries and benefits	11,006	12,045	31,093	6,184	60,328
Selling, general and administrative	5,770	8,013	17,961	2,290	34,034
Depreciation and amortization	7,405	3,077	6,728	70	17,280
Total operating expenses	63,310	160,352	131,002	8,335	362,999
Operating income (expense)	$11,370	$15,573	$13,804	$(8,584)	$32,163

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
EFT Processing	$109,555	$99,798	$539,891	$469,351
epay	24,722	24,834	610,175	646,000
Money Transfer	35,317	32,591	1,067,137	1,040,737
Corporate Services, Eliminations and Other	125	145	15,016	36,626
Total	$169,719	$157,368	$2,232,219	$2,192,714

(11) INCOME TAXES
The Company's effective income tax rates were 23.9% and 49.5% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate for the three months ended March 31, 2015 was significantly influenced by foreign currency exchange losses, most of which are not currently deductible for income tax purposes, resulting in a higher effective income tax rate when compared to the same period of 2016.
The Company's effective income tax rates for the three months ended March 31, 2016 and 2015, as adjusted for foreign currency exchange gains and losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income.
(12) COMMITMENTS
As of March 31, 2016, the Company had $72.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $46.5 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.3 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2016, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $15.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $24.6 million over the terms of agreements with the customers.
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

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2016, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $405 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2016 or December 31, 2015.

(13) LITIGATION AND CONTINGENCIES
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the markets for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems, including our financial processing networks; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism and anti-bribery requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those other factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 24,761 ATMs and approximately 129,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 658,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and XE, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (www.riamoneytransfer.com and www.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 310,000 locations. XE is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com), which are executed by a third party. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 32 principal offices in Europe, 12 in Asia Pacific, eight in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 70% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 20% of total consolidated revenues for the first quarter of 2016, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 39% of total consolidated revenues for the first quarter of 2016, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of our revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 45% of our revenues. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 41% of total consolidated revenues for the first quarter of 2016, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and our websites www.riamoneytransfer.com, www.hifx.co.uk, www.hifx.com.au, www.imeremit.com, www.xe.com and www.x-rates.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
The Company offers a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement has an initial term of three years from the launch date of April 2014, which will automatically renew for an additional two year term and subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.
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

•
our ability to maintain and renew existing agreements, and to negotiate new agreements in additional markets with mobile operators, digital content providers, agent financial institutions and retailers;

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

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among high-income individuals, immigrant workers and the unbanked population in our markets;

•	our ability to maintain our agent and correspondent networks;

•	our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network;

•	the expansion of our services in markets where we operate and in new markets;

•	our ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	our ability to take advantage of cross-selling opportunities with the epay Segment, including providing prepaid services through our stores and agents worldwide;

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2016 and 2015 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$86,569	$74,680	$11,889	16%
epay	170,105	175,925	(5,820)	(3)%
Money Transfer	181,573	144,806	36,767	25%
Total	438,247	395,411	42,836	11%
Corporate services, eliminations and other	(353)	(249)	(104)	42%
Total	$437,894	$395,162	$42,732	11%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease)Amount	Increase Percent
EFT Processing	$13,270	$11,370	$1,900	17%
epay	15,815	15,573	242	2%
Money Transfer	21,526	13,804	7,722	56%
Total	50,611	40,747	9,864	24%
Corporate services, eliminations and other	(8,722)	(8,584)	(138)	2%
Total	$41,889	$32,163	$9,726	30%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by the stronger U.S. dollar and positively impacted by the weaker U.S. dollar. On average, the U.S. dollar was stronger in the first quarter of 2016 than the same period of 2015 compared to currencies of most markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the first quarter of 2016 was 3% less due to the changes in foreign currency exchange rates when compared to the same period of 2015.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Decrease Percent
Currency (dollars per foreign currency)	2016	2015
Australian dollar	$0.7221	$0.7862	(8)%
Brazilian real	$0.2570	$0.3506	(27)%
British pound	$1.4327	$1.5149	(5)%
euro	$1.1038	$1.1265	(2)%
Hungarian forint	$0.0035	$0.0037	(4)%
Indian rupee	$0.0148	$0.0161	(8)%
New Zealand dollar	$0.6641	$0.7516	(12)%
Polish zloty	$0.2532	$0.2690	(6)%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2016 and 2015 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent
Total revenues	$86,569	$74,680	$11,889	16%
Operating expenses:
Direct operating costs	46,747	39,129	7,618	19%
Salaries and benefits	11,406	11,006	400	4%
Selling, general and administrative	6,298	5,770	528	9%
Depreciation and amortization	8,848	7,405	1,443	19%
Total operating expenses	73,299	63,310	9,989	16%
Operating income	$13,270	$11,370	$1,900	17%
Transactions processed (millions)	366	302	64	21%
ATMs as of March 31,	24,761	20,863	3,898	19%
Average ATMs	24,475	20,615	3,860	19%

Revenues
EFT Processing Segment total revenues for the three months ended March 31, 2016 was $86.6 million, an increase of $11.9 million or 16% as compared to the same period in 2015. The increase in total revenues for the three months ended March 31, 2016 was primarily due to an increase in the number of ATMs under management, primarily in Europe and India, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $3.6 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in ATMs and POS devices also contributed to an increase in dynamic currency conversion ("DCC") revenues, primarily in Europe.
Our EFT Processing business has also been affected by the ongoing economic crisis in Greece and the related capital controls implemented by the Greek government. In mid-2015, the Greek government implemented restrictions on the transfer of funds and cash withdrawals, which shifted the consumer behavior towards POS card payments. As result, there was an increase in transactions processed on our network of POS devices in Greece, which contributed to an increase in POS revenues. For the three months ended March 31, 2016, revenues were also higher than prior year as a result of a higher volume of sales of POS devices in Greece.
Average monthly revenues per ATM was $1,179 for the first quarter of 2016 compared to $1,208 for the first quarter of 2015. The decrease was primarily due to the addition of approximately 2,600 ATMs in India from one ATM driving contract which earns minimal revenue and the strengthening of the U.S. dollar against key foreign currencies, partly offset by revenue growth from an increase in ATMs under management in Europe and DCC transactions processed. Revenues per transaction was $0.24 for the first quarter of 2016 compared to $0.25 for the first quarter of 2015. The decrease is primarily due to the transaction growth in India from one ATM driving contract, which earns lower revenues per transaction than other ATM or card based services.

Direct operating costs
EFT Processing Segment direct operating costs were $46.7 million for the three months ended March 31, 2016, an increase of $7.6 million or 19% as compared to the same period in 2015. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs for the first three months of 2016 was primarily due to an increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $39.8 million for the three months ended March 31, 2016 compared to $35.6 million for the three months ended March 31, 2015. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed, partly offset by the impact of the U.S dollar strengthening against key foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 46.0% for the three months ended March 31, 2016 compared to 47.6% for the three months ended March 31, 2015. The decrease in gross margin for the first three months of 2016 was primarily due to the increase in operating costs exceeding the growth in total revenues due to the expansion of our Independent ATM Deployed (“IAD”) networks which incur fixed costs throughout the year but produce seasonally lower revenues in the first quarter.
Salaries and benefits
Salaries and benefits increased $0.4 million or 4% for the three months ended March 31, 2016 compared to the same period in 2015. This increase in salaries and benefits was primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 13.2% for the first quarter of 2016 from 14.7% for first quarter of 2015.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2016 was $6.3 million, an increase of $0.5 million or 9% as compared to the same period in 2015. The increase was primarily due to the additional support costs as a result of the increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, these expenses decreased to 7.3% for the first quarter of 2016 from 7.7% for the first quarter of 2015.
Depreciation and amortization
Depreciation and amortization expense increased $1.4 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase during the three months ended March 31, 2016 was primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, and software assets, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense increased to 10.2% for the first quarter of 2016 from 9.9% for the first quarter of 2015.
Operating income
EFT Processing Segment operating income for the three months ended March 31, 2016 was $13.3 million, an increase of $1.9 million or 17% as compared to the same period of 2015. EFT Processing Segment operating income for the three months ended March 31, 2016 increased primarily from higher operating revenues due to the additional number of ATMs under management and growth in revenues earned from POS device sales, DCC and other value added service transactions, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 15.3% for the first quarter of 2016 compared to 15.2% for the first quarter of 2015. Operating income per transaction was $0.04 for both the first quarter of 2016 and 2015. Operating margin and operating income per transaction were essentially flat for the first quarter of 2016 when compared to the same period in 2015. This is primarily attributable to higher operating revenues being offset by higher costs from increased variable expenses incurred to support the increased revenues and additional ATMs under management.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2016 and 2015 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$170,105	$175,925	$(5,820)	(3)%
Operating expenses:
Direct operating costs	130,162	137,217	(7,055)	(5)%
Salaries and benefits	12,095	12,045	50	n/m
Selling, general and administrative	8,967	8,013	954	12%
Depreciation and amortization	3,066	3,077	(11)	n/m
Total operating expenses	154,290	160,352	(6,062)	(4)%
Operating income	$15,815	$15,573	$242	2%
Transactions processed (millions)	322	318	4	1%
________________
n/m — Not meaningful
Revenues
epay Segment total revenues for the three months ended March 31, 2016 was $170.1 million, a decrease of $5.8 million or 3% as compared to the same period in 2015. The decrease in total revenues for the three months ended March 31, 2016 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and a decrease in prepaid mobile transactions processed in the U.S. and U.K. Foreign currency movements reduced total revenues by approximately $7.8 million as compared to the same period in 2015. This decrease was partially offset by the transaction growth of non-mobile products processed in Germany. For the three months ended March 31, 2016, decreased revenues were also offset by an unexpected high volume of non-mobile transactions in an emerging market which is uncertain to recur.
Revenues per transaction decreased to $0.53 for the first quarter of 2016 from $0.55 for the first quarter of 2015, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and growth in the number of prepaid mobile transactions processed in India, where revenues per transaction are considerably lower than average. The decrease in revenues per transaction was partly offset by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
epay Segment direct operating costs were $130.2 million for the three months ended March 31, 2016, a decrease of $7.1 million or 5% compared to the same period in 2015. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the three months ended March 31, 2016 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K.. The decreases were partly offset by additional cost to support the transaction growth of our non-mobile products in Germany and certain emerging markets, along with a write-down of certain inventory recognized in the three months ended March 31, 2016.
Gross profit
Gross profit was $39.9 million for the three months ended March 31, 2016 compared to $38.7 million for the three months ended March 31, 2015. The increase in gross profit was primarily due to the growth of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions. The increase was partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies, the inventory write-downs and the decreases in revenues in the U.S. and U.K.
Gross margin was 23.5% for the three months ended March 31, 2016 compared to 22.0% for the same period in 2015. The increase in the first quarter of 2016 was primarily due to the increase in non-mobile transactions processed.

Salaries and benefits
Salaries and benefits expense was essentially flat for the three months ended March 31, 2016 compared to the same period in 2015. This was primarily due to the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in bonus expense related to the improved results and headcount added to support growth in Germany and India.
As a percentage of revenues, salaries and benefits increased to 7.1% for the first quarter of 2016 compared to 6.8% for the same period of 2015, primarily due to headcount growth exceeding transaction growth.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2016 was $9.0 million, an increase of 12% compared to the same period in 2015. The increase in selling, general and administrative expenses was primarily due to an increase in bad debt expense, partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses increased to 5.3% for the three months ended March 31, 2016 from 4.6% for the same period in 2015.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was flat for the three months ended March 31, 2016 compared to the same period in 2015. As a percentage of revenues, depreciation and amortization expense increased to 1.8% for the first quarter of 2016 from 1.7% for the same period in 2015.
Operating income
epay Segment operating income for the three months ended March 31, 2016 was $15.8 million, an increase of $0.2 million or 2%, as compared to the same period in 2015. epay Segment operating income for the three months ended March 31, 2016 increased primarily due to the growth in transactions processed and lower support cost when compared to 2015, partly offset by the net impact of the U.S. dollar strengthening against key foreign currencies.
Operating margin increased to 9.3% for the first quarter of 2016 from 8.9% for the same period in 2015. Operating income per transaction was $0.05 for both the first quarter of 2016 and 2015. This is primarily attributable to the growth in transactions processed while keeping costs lower when compared to 2015.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2016 and 2015 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent
Total revenues	$181,573	$144,806	$36,767	25%
Operating expenses:
Direct operating costs	95,070	75,220	19,850	26%
Salaries and benefits	36,843	31,093	5,750	18%
Selling, general and administrative	20,814	17,961	2,853	16%
Depreciation and amortization	7,320	6,728	592	9%
Total operating expenses	160,047	131,002	29,045	22%
Operating income	$21,526	$13,804	$7,722	56%
Transactions processed (millions)	18.7	13.9	4.8	35%
Revenues
Money Transfers Segment total revenues for the three months ended March 31, 2016 was $181.6 million, an increase of $36.8 million or 25% as compared to the same period in 2015. The increase in total revenues for the three months ended March 31, 2016 was primarily due to an increase in the number of money transfers processed, driven by growth in our U.S and foreign agent and correspondent payout networks. The IME (M) Sdn Bhd ("IME") acquisition completed during the second quarter of 2015 and its Malaysian money transfer operation accounted for a significant portion of the growth during the quarter, with our domestic Walmart-2-Walmart money transfer service accounting for the majority of the remaining growth. The impacts of the July 2015 acquisition of XE Corporation and organic growth of HiFX also contributed to the increase in total revenues for the three months ended March 31, 2016. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $9.71 for the first quarter of 2016 from $10.42 for the first quarter of 2015, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services. Partly offsetting the decrease in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Money Transfers Segment direct operating costs were $95.1 million for the three months ended March 31, 2016, an increase of $19.9 million or 26% as compared to the same period in 2015. Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the first quarter of 2016 compared to the same period of 2015 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. Partly offsetting the increases in direct operating costs was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $86.5 million for the three months ended March 31, 2016 compared to $69.6 million for the three months ended March 31, 2015. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisitions of IME and XE. Partly offsetting the increase in gross profit was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross margin decreased to 47.6% for the three months ended March 31, 2016 from 48.1% for the three months ended March 31, 2015, primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services, partly offset by the impact of our money transfer products offered under HiFX, which have higher margin transactions.

Salaries and benefits
Salaries and benefits increased $5.8 million or 18% for the three months ended March 31, 2016 compared to the same period in 2015. The increase in salaries and benefits was primarily due to the impact of our acquisitions of IME and XE, and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 20.3% for the first quarter of 2016 from 21.5% for the first quarter of 2015, primarily due to the increase in the number of money transfers processed, which did not require a similar increase in support costs.
Selling, general, and administrative
Selling, general and administrative expenses for the three months ended March 31, 2016 was $20.8 million, an increase of $2.9 million or 16% as compared to the same period in 2015. The increase was primarily due to the impact of our acquisitions of IME and XE and expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. Partly offsetting the increases in selling, general and administrative expenses was the impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, selling, general and administrative expenses decreased to 11.5% for the first quarter of 2016 from 12.4% for the same period of 2015, respectively, primarily due to an increase in the number of money transfers processed, which did not require a similar increase in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased 9% for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to the amortization of intangible assets related to the acquisitions of IME and XE and investments made to support the growth in the business. Partly offsetting these increases was the the impact of the U.S. dollar strengthening against key foreign currencies and the reduction in expenses associated with certain intangible assets that became fully amortized in the first quarter of 2015.
As a percentage of revenues, depreciation and amortization decreased to 4.0% for the first quarter of 2016 from 4.6% for the same period of 2015, respectively. This decrease was primarily due to certain intangible assets becoming fully amortized and the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfers Segment operating income for the three months ended March 31, 2016 was $21.5 million, an increase of $7.7 million or 56% as compared to the same period of 2015. Money Transfer Segment operating income for the three months ended March 31, 2016 increased primarily due to the growth in the number of money transfers processed and the impact of our acquisitions of IME and XE. The increase was partly offset by the additional salaries and benefits and other costs incurred to support the growth in the business and the impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, operating margin increased to 11.9% for the first quarter of 2016 from 9.5% for same period of 2015. Operating income per transaction increased to $1.15 for the first quarter of 2016 from $0.99 for the same period in 2015. Operating margin and operating income per transaction improved primarily due to the increase in the number of money transfers processed, which did not require a similar increase in support costs, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2016 and 2015 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,893	$6,184	$709	11%
Selling, general and administrative	1,775	2,330	(555)	(24)%
Depreciation and amortization	54	70	(16)	(23)%
Total operating expenses	$8,722	$8,584	$138	2%
Corporate operating expenses
Overall, operating expenses for Corporate Services was $8.7 million for the three months ended March 31, 2016, an increase of 2% as compared to the same period in 2015. The increase in salaries and benefits were primarily due to increased headcount, employee raises and an increase in bonus expense related to the Company's improved performance. The decrease in selling, general and administrative expense was primarily attributable to a charge for a contingency related to a prior year recorded during the first quarter of 2015 which did not recur in 2016.
OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$452	$609	$(157)	(26)%
Interest expense	(6,286)	(5,698)	(588)	10%
Foreign currency exchange gain (loss), net	2,172	(12,952)	15,124	n/m
Other expense, net	$(3,662)	$(18,041)	$14,379	n/m
________________
n/m — Not meaningful
Interest income
The decrease in interest income for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to a decrease in interest earned on funds held in Russia and the impact of the U.S. dollar strengthening against key foreign currencies.
Interest expense
The increase in interest expense for the three months ended March 31, 2016 compared to the same period of 2015 was primarily related to the additional borrowings under the revolving credit facility to finance the repurchase of Euronet common stock and fund the operating cash for our IAD networks.
Foreign currency exchange gain (loss), net
Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from remeasurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is comprised of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.

We recorded a net foreign currency exchange gain of $2.2 million and a loss $13.0 million for the three months ended March 31, 2016 and 2015, respectively. These realized and unrealized net foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
INCOME TAX EXPENSE
The Company's effective income tax rates were 23.9% and 49.5% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate for the three months ended March 31, 2015 was significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rate was 26.3% for the three months ended March 31, 2015.
The Company's effective income tax rates for the three months ended March 31, 2016 and 2015, as adjusted for foreign currency exchange losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. Other than the impact of foreign currency exchange losses, there was no material change in the effective income tax rate for the three months ended March 31, 2016 compared to the same period of 2015.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $29.1 million for the three months ended March 31, 2016, an increase of $21.9 million compared to the same period in 2015. The increase in net income was primarily due to an increase in operating income of $9.7 million, and an increase of $15.1 million in net foreign currency exchange gains. The increases were partly offset by an increase in income tax expense of $2.1 million, an increase in interest expense of $0.6 million and a decrease in interest income of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2016 and December 31, 2015, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $261.9 million and $227.1 million, respectively. Our ratio of current assets to current liabilities at March 31, 2016 and December 31, 2015 was 1.30 and 1.25, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of March 31, 2016, we had approximately $167 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $548.5 million at March 31, 2016, of which $465.6 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
Liquidity	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$104,613	$54,501
Investing activities	(18,903)	(14,783)
Financing activities	(5,254)	(4,368)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,558	(22,648)
Increase in cash and cash equivalents	$91,014	$12,702

Operating activity cash flow
Cash flows provided by operating activities were $104.6 million for the first quarter of 2016 compared to $54.5 million for the first quarter of 2015. The increase is primarily due to improved operating results partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with mobile content providers in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $18.9 million for the first quarter of 2016 compared to $14.8 million for the first quarter of 2015. During the first quarter of 2016, we used $17.4 million for purchases of property and equipment compared to $13.4 million during the first quarter of 2015; the increase was primarily related to ATM network expansion. Cash used for software development and other investing activities totaled $1.4 million for both the first quarter of 2016 and 2015.

Financing activity cash flow
Cash flows used in financing activities were $5.3 million for the first quarter of 2016 compared to $4.4 million for the first quarter of 2015. Our financing activities for the first quarter of 2016 consisted of net borrowings of $69.5 million compared to net debt payments of $1.3 million the first quarter of 2015. The increase in net borrowings for the first three months of 2016 compared to the same period was the result of additional borrowings under the revolving credit facility to finance the repurchase of $75.6 million of our stock in the open market and fund the operating cash of our IAD networks. Additionally, we used $0.6 million and $0.7 million during the first quarter of 2016 and 2015, respectively, for capital lease repayments. During the first quarter of 2016, we paid $0.8 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $4.9 million for the same period of 2015. We received proceeds from stock option exercises of $2.0 million and $2.4 million for the first quarter of 2016 and 2015, respectively.
Other sources of capital
Credit Facility
As of March 31, 2016, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $65.6 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of March 31, 2016, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of March 31, 2016, we had borrowings of $65.6 million outstanding under the term loan. We had $79.5 million of borrowings and $46.5 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2016. The remaining $474.0 million under the revolving credit facility was available for borrowing. As of March 31, 2016, the weighted average interest rates under the revolving credit facility and Term Loan A were 2.59% and 1.81%, respectively, excluding amortization of deferred financing costs. The weighted average interest rate under the revolving credit facility was higher than the Term Loan A due to the higher borrowing rate related to the India credit facility.
Convertible debt — We have $402.5 million in principal amount of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to purchase their notes at par on October 1, 2020, and have additional options to require us to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company. In connection with the issuance of the Convertible Notes, we recorded $10.7 million in debt issuance costs, which are being amortized through October 1, 2020.
Other debt obligations - Short-term debt obligations as of March 31, 2016 were primarily comprised of $4.2 million of payments due in the next twelve months under the Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of March 31, 2016, there was $5.0 million outstanding under these facilities.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first quarter of 2016 was $18.1 million. These capital expenditures were made primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2016 are currently estimated to range from approximately $85.0 million to $95.0 million.

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
Share repurchase plan
In January 2016, we announced that our Board of Directors authorized a stock repurchase program ("2016 Program") allowing us to repurchase up to $100 million in value or 5 million shares of our common stock through December 10, 2017. Repurchases under the 2016 Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and could be made under a Rule 10b5-1 plan. We purchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million during the first quarter of 2016.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2016, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2016. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS
As of March 31, 2016, our future contractual obligations have not changed significantly from the amounts reported within our 2015 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2016, our total debt outstanding was $500.6 million. Of this amount, $350.4 million, or 70% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of March 31, 2016, the fair value of our fixed rate Convertible Notes was $512.3 million, compared to a carrying value of $350.4 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $145.2 million, or 29% of our total debt obligations, relates to debt borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.2 million.
The remaining $5.0 million, or 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of March 31, 2016, we had approximately $7.6 million of capitalized leases with fixed payment and interest terms that expire between 2016 and 2020.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2016, approximately 70% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, and Hungarian forint. As of March 31, 2016, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $60 million to $65 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $90 million to $95 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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
We use derivatives to minimize our exposures related to changes in foreign currency exchange rates and to facilitate foreign currency risk management services by writing derivatives to customers. Derivatives are used to manage the overall market risk associated with foreign currency exchange rates; however, we do not perform the extensive record-keeping required to account for the derivative transactions as hedges. Due to the relatively short duration of the derivative contracts, we use the derivatives primarily as economic hedges. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards, we record gains and losses on foreign exchange derivatives in earnings in the period of change.

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on Consolidated Statements of Income. As of March 31, 2016, we had foreign currency derivative contracts outstanding with a notional value of $207 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2016, we held foreign currency derivative contracts outstanding with a notional value of $952 million, primarily in U.S. dollars, euros, British pounds, Australian dollars and Canadian dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
See Note 8, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as may be updated in our subsequent filings with the SEC, before making an investment decision. Our operations are subject to a number of risks and uncertainties, including the risks and uncertainties described in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q. If any of the risks identified in our Annual Report on Form 10-K, as may be updated by any subsequent Quarterly Reports on Form 10-Q, actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in our Risk Factors and elsewhere in this Quarterly Report.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (2)
January 1 - January 31, 2016	—	$—	—	$100,000
February 1 - February 29, 2016	688,549	63.40	688,549	56,348
March 1 - March 31, 2016	461,022	69.23	461,022	24,431
Total	1,149,571	$65.74	1,149,571
(1) These amounts include fees and commissions associated with the shares repurchased and reflects the weighted average price paid per share of Euronet common stock.
(2) In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program allowing Euronet to repurchase up to $100 million in value or 5 million shares of its common stock through December 10, 2017. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. As of March 31, 2016, the maximum number of shares that could be purchased by Euronet under the program was $24.4 million in value or 3,850,429 shares.

ITEM 6. EXHIBITS

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
April 29, 2016
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer