Form 10-Q
period 2016-06-30
EURONET WORLDWIDE INC
filed 2016-08-01
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

On July 29, 2016, Euronet Worldwide, Inc. had 52,095,086 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$680,067	$457,518
Restricted cash	44,148	45,312
Inventory — PINs and other	53,944	72,108
Trade accounts receivable, net of allowances for doubtful accounts of $18,352 at June, 30 2016 and $19,140 at December 31, 2015	371,348	423,299
Prepaid expenses and other current assets	184,295	132,773
Total current assets	1,333,802	1,131,010
Property and equipment, net of accumulated depreciation of $256,131 at June, 30 2016 and $242,111 at December 31, 2015	176,297	157,368
Goodwill	688,889	685,178
Acquired intangible assets, net of accumulated amortization of $142,921 at June 30, 2016 and $131,095 at December 31, 2015	159,610	167,972
Other assets, net of accumulated amortization of $35,632 at June 30, 2016 and $32,434 at December 31, 2015	61,889	51,186
Total assets	$2,420,487	$2,192,714
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$336,395	$456,159
Accrued expenses and other current liabilities	489,335	382,873
Current portion of capital lease obligations	2,489	1,991
Short-term debt obligations and current maturities of long-term debt obligations	17,744	12,060
Income taxes payable	20,504	14,962
Deferred revenue	41,654	35,887
Total current liabilities	908,121	903,932
Debt obligations, net of current portion	598,886	405,472
Capital lease obligations, net of current portion	4,776	4,147
Deferred income taxes	34,465	33,924
Other long-term liabilities	21,559	19,311
Total liabilities	1,567,807	1,366,786
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,180,273 issued at June 30, 2016 and 57,961,043 issued at December 31, 2015	1,164	1,159
Additional paid-in-capital	1,034,965	1,023,254
Treasury stock, at cost, 6,086,853 shares at June 30, 2016 and 4,929,241 shares at December 31, 2015	(215,047)	(138,750)
Retained earnings	189,198	104,427
Accumulated other comprehensive loss	(158,888)	(165,528)
Total Euronet Worldwide, Inc. stockholders’ equity	851,392	824,562
Noncontrolling interests	1,288	1,366
Total equity	852,680	825,928
Total liabilities and equity	$2,420,487	$2,192,714
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$476,867	$425,148	$914,761	$820,310
Operating expenses:
Direct operating costs	281,759	258,079	553,385	509,436
Salaries and benefits	73,838	64,760	141,075	125,088
Selling, general and administrative	42,445	38,616	80,299	72,650
Depreciation and amortization	19,515	16,513	38,803	33,793
Total operating expenses	417,557	377,968	813,562	740,967
Operating income	59,310	47,180	101,199	79,343
Other income (expense):
Interest income	443	494	895	1,103
Interest expense	(6,958)	(6,094)	(13,244)	(11,792)
Foreign currency exchange gain (loss), net	(1,944)	(5,104)	228	(18,056)
Other gains	19,903	388	19,903	388
Other income (expense), net	11,444	(10,316)	7,782	(28,357)
Income before income taxes	70,754	36,864	108,981	50,986
Income tax expense	(15,177)	(10,343)	(24,320)	(17,340)
Net income	55,577	26,521	84,661	33,646
Net loss attributable to noncontrolling interests	100	288	110	341
Net income attributable to Euronet Worldwide, Inc.	$55,677	$26,809	$84,771	$33,987

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.07	$0.52	$1.62	$0.66
Diluted	$1.04	$0.50	$1.57	$0.64

Weighted average shares outstanding:
Basic	52,061,158	51,935,757	52,373,462	51,804,459
Diluted	53,781,606	53,658,504	54,039,576	53,492,580
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$55,577	$26,521	$84,661	$33,646
Translation adjustment	(28,029)	20,400	6,673	(34,940)
Comprehensive income (loss)	27,548	46,921	91,334	(1,294)
Comprehensive loss attributable to noncontrolling interests	135	239	78	456
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$27,683	$47,160	$91,412	$(838)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Net income	$84,661	$33,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,803	33,793
Share-based compensation	7,809	6,415
Unrealized foreign exchange (gain) loss, net	(228)	18,056
Deferred income taxes	11	(665)
Accretion of convertible debt discount and amortization of debt issuance costs	6,365	6,066
Gain on sale of investment	(19,449)	—
Changes in working capital, net of amounts acquired:
Income taxes payable, net	5,078	(5,424)
Restricted cash	955	19,359
Inventory — PINs and other	19,225	22,012
Trade accounts receivable	57,456	42,704
Prepaid expenses and other current assets	(55,543)	(14,726)
Trade accounts payable	(122,252)	(33,814)
Deferred revenue	5,163	304
Accrued expenses and other current liabilities	107,140	29,909
Changes in noncurrent assets and liabilities	(728)	(707)
Net cash provided by operating activities	134,466	156,928
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,183)	(29,264)
Purchases of property and equipment	(42,112)	(34,396)
Purchases of other long-term assets	(2,982)	(3,347)
Proceeds from sale of investment	11,900	—
Other, net	485	799
Net cash used in investing activities	(34,892)	(66,208)
Cash flows from financing activities:
Proceeds from issuance of shares	3,226	4,629
Repurchase of shares	(76,497)	(5,143)
Borrowings from revolving credit agreements	1,348,493	119,580
Repayments of revolving credit agreements	(1,157,077)	(116,790)
Repayments of long-term debt obligations	(3,281)	(2,344)
Repayments of capital lease obligations	(1,217)	(1,689)
Borrowings from short-term debt obligations, net	4,787	1,474
Other, net	430	481
Net cash provided by financing activities	118,864	198
Effect of exchange rate changes on cash and cash equivalents	4,111	(20,853)
Increase in cash and cash equivalents	222,549	70,065
Cash and cash equivalents at beginning of period	457,518	468,010

Cash and cash equivalents at end of period	$680,067	$538,075

Supplemental disclosure of cash flow information:
Interest paid during the period	$6,838	$5,050
Income taxes paid during the period	$20,529	$21,510
Supplemental disclosure of non-cash investing and financing activities
Non-cash consideration received from sale of investment	$7,549	$—
Equity issued in connection with acquisitions	$—	$2,962
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

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, and to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The ASU also addresses such areas as an accounting policy election for forfeitures and the amount an employer can withhold to cover income taxes and still qualify for equity classification. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The new standard clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. For contingently exercisable put or call options, an entity does not have to assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The ASU does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new standard specifies that liabilities within its scope are considered to be financial liabilities, and amends the guidance in ASC 405-20, Extinguishments of Liabilities, by directing entities to derecognize prepaid stored-value product liabilities based on expected breakage in proportion to the pattern of rights expected to be exercised by the consumer. Derecognition for breakage is permitted only to the extent that it is probable that a significant reversal of recognized breakage will not subsequently occur. The new standard is consistent with the breakage guidance in the new revenue standard. The ASU is effective for annual periods beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. The accounting for lessors is largely unchanged from the previous accounting guidance, except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606.
The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,061,158	51,935,757	52,373,462	51,804,459
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,720,448	1,722,747	1,666,114	1,688,121
Diluted weighted average shares outstanding	53,781,606	53,658,504	54,039,576	53,492,580
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and six months ended June 30, 2016 and 2015. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 636,000 and 637,000 for the three and six months ended June 30, 2016, respectively, and approximately 620,000 and 888,000 for the three and six months ended June 30, 2015, respectively.
During 2016 and 2015, the Company had convertible notes outstanding that, if converted, could have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of June 30, 2016, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock. Therefore, according to ASC 260, Earnings per Share, these notes were not dilutive to earnings per share for the three and six months ended June 30, 2016 and 2015. See Note 6, Debt Obligations, for more information about the convertible notes.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $28.0 million and a gain of $6.7 million for the three and six months ended June 30, 2016, respectively, and gain of $20.4 million and a loss of $34.9 million for the three and six months ended June 30, 2015, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2016 and 2015.
Share Repurchase
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing the Company to repurchase up to $100 million in value or 5 million shares of its common stock through December 10, 2017. During the six months ended June 30, 2016, the Company repurchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million under the 2016 Program.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3 million shares of its common stock through June 14, 2018. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2016 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2015	$167,972	$685,178	$853,150
Increases (Decreases):
Acquisitions	5,022	(2,558)	2,464
Amortization	(12,781)	—	(12,781)
Other (primarily changes in foreign currency exchange rates)	(603)	6,269	5,666
Balance as of June 30, 2016	$159,610	$688,889	$848,499

During the first quarter of 2016, the Company completed its valuation of the acquired assets and liabilities of the 2015 acquisitions of XE Corporation (“XE”) and IME(M) Sdn Bhd (“IME”), which included an adjustment to goodwill and acquired intangible assets.
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2016, is expected to total $12.4 million for the remainder of 2016, $22.9 million for 2017, $20.6 million for 2018, $19.9 million for 2019, $19.3 million for 2020 and $18.3 million for 2021.
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
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Accrued expenses	$122,443	$125,366
Money transfer settlement obligations	209,925	159,854
Accrued amounts due to mobile operators and other content providers	90,925	71,762
Derivative liabilities	66,042	25,891
Total	$489,335	$382,873

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Credit Facility:
Term loan, due 2019	$63,750	$67,031
Revolving credit agreements, due 2019	198,957	7,701
	262,707	74,732
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	353,018	347,878

Other obligations	10,490	5,731

Total debt obligations	626,215	428,341
Unamortized debt issuance costs	(9,585)	(10,809)
Carrying value of debt	616,630	417,532
Short-term debt obligations and current maturities of long-term debt obligations	(17,744)	(12,060)
Long-term debt obligations	$598,886	$405,472

Credit Facility
As of June 30, 2016, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $63.8 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 1.88% and 1.84%, respectively, as of June 30, 2016.
Convertible Debt
The Convertible Senior Notes due 2044 (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of June 30, 2016. Contractual interest expense was $1.5 million and $3.0 million for the three and six months ended June 30, 2016 and 2015, respectively. Accretion expense was $2.5 million and $5.1 million for the three and six months ended June 30, 2016, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2015, respectively. The effective interest rate was 4.7% for the three and six months ended June 30, 2016. As of June 30, 2016, the unamortized discount was $49.5 million, and will be amortized through October 1, 2020.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S. dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates being reflected concurrently in earnings for both the derivative instrument and the transaction and having an offsetting effect.

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
As of June 30, 2016, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $180 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $18.7 million and $33.9 million for the three and six months ended June 30, 2016, respectively, and $15.9 million and $31.6 million for the three and six months ended June 30, 2015, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of June 30, 2016 was approximately $1.4 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$82,764	$37,034	Other current liabilities	$(66,042)	$(25,891)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2016 and December 31, 2015 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$82,764	$—	$82,764	$(45,613)	$(10,082)	$27,069

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$37,034	$—	$37,034	$(19,786)	$(6,415)	$10,833
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(66,042)	$—	$(66,042)	$45,613	$2,535	$(17,894)

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$(25,891)	$—	$(25,891)	$19,786	$1,741	$(4,364)
Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2016	2015	2016	2015
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$2,259	$(1,923)	$(1,080)	$(34)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$82,764	$—	$82,764
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(66,042)	$—	$(66,042)

		As of December 31, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$37,034	$—	$37,034
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,891)	$—	$(25,891)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2016 and December 31, 2015, the fair values of the Convertible Notes were $503.0 million and $509.7 million, respectively, with carrying values of $353.0 million and $347.9 million, respectively.

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
The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$115,127	$160,614	$201,480	$(354)	$476,867
Operating expenses:
Direct operating costs	56,372	121,049	104,692	(354)	281,759
Salaries and benefits	13,241	12,605	39,374	8,618	73,838
Selling, general and administrative	8,214	8,191	24,192	1,848	42,445
Depreciation and amortization	9,412	2,698	7,353	52	19,515
Total operating expenses	87,239	144,543	175,611	10,164	417,557
Operating income (expense)	$27,888	$16,071	$25,869	$(10,518)	$59,310

	For the Three Months Ended June 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$93,075	$166,824	$165,651	$(402)	$425,148
Operating expenses:
Direct operating costs	45,075	126,519	86,860	(375)	258,079
Salaries and benefits	11,598	12,382	33,301	7,479	64,760
Selling, general and administrative	6,610	9,015	21,772	1,219	38,616
Depreciation and amortization	7,754	2,728	5,964	67	16,513
Total operating expenses	71,037	150,644	147,897	8,390	377,968
Operating income (expense)	$22,038	$16,180	$17,754	$(8,792)	$47,180

	For the Six Months Ended June 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$201,696	$330,719	$383,053	$(707)	$914,761
Operating expenses:
Direct operating costs	103,119	251,211	199,762	(707)	553,385
Salaries and benefits	24,647	24,700	76,217	15,511	141,075
Selling, general and administrative	14,512	17,158	45,006	3,623	80,299
Depreciation and amortization	18,260	5,764	14,673	106	38,803
Total operating expenses	160,538	298,833	335,658	18,533	813,562
Operating income (expense)	$41,158	$31,886	$47,395	$(19,240)	$101,199

	For the Six Months Ended June 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$167,755	$342,749	$310,457	$(651)	$820,310
Operating expenses:
Direct operating costs	84,204	263,736	162,080	(584)	509,436
Salaries and benefits	22,604	24,427	64,394	13,663	125,088
Selling, general and administrative	12,380	17,028	39,733	3,509	72,650
Depreciation and amortization	15,159	5,805	12,692	137	33,793
Total operating expenses	134,347	310,996	278,899	16,725	740,967
Operating income (expense)	$33,408	$31,753	$31,558	$(17,376)	$79,343

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
EFT Processing	$115,111	$99,798	$703,019	$469,351
epay	23,708	24,834	572,561	646,000
Money Transfer	37,371	32,591	1,123,592	1,040,737
Corporate Services, Eliminations and Other	107	145	21,315	36,626
Total	$176,297	$157,368	$2,420,487	$2,192,714

(10) INCOME TAXES
The Company's effective income tax rates were 21.5% and 22.3% for the three and six months ended June 30, 2016, respectively, compared to 28.1% and 34.0% for the three and six months ended June 30, 2015, respectively. The effective income tax rate for the six months ended June 30, 2015 was significantly influenced by foreign currency exchange losses, most of which are not currently deductible for income tax purposes, resulting in a higher effective income tax rate when compared to the same period of 2016.
The Company's effective income tax rates for the three and six months ended June 30, 2016 and 2015, as adjusted for foreign currency exchange gains and losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income.
(11) COMMITMENTS
As of June 30, 2016, the Company had $69.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $45.3 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.3 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2016, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $15.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $24.1 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2016, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $458 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2016 or December 31, 2015.
(12) LITIGATION AND CONTINGENCIES
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including economic conditions in specific countries and regions; technological developments affecting the markets for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems, including our financial processing networks; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism and anti-bribery requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those other factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 25,912 ATMs and approximately 143,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 657,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and XE, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (www.riamoneytransfer.com and www.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 316,000 locations. XE is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com), which are executed by a third party. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 32 principal offices in Europe, 12 in Asia Pacific, eight in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 71% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 24% and 22% of total consolidated revenues for the second quarter and first half of 2016, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 34% and 36% of total consolidated revenues for the second quarter and first half of 2016, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of our revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 45% of our revenues. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% of total consolidated revenues for both the second quarter and first half of 2016, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and our websites www.riamoneytransfer.com, www.hifx.co.uk, www.hifx.com.au, www.imeremit.com, www.xe.com and www.x-rates.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on eight primary areas:

•	increasing the number of ATMs, and cash deposit terminals in our independent networks;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	signing new outsourced ATM and POS terminal management contracts;

•	expanding value added services and other products offered by our EFT Processing Segment, including the sale of DCC, acquiring and other prepaid card services to banks and retailers;

•	expanding our epay processing network and portfolio of digital content;

•	expanding our money transfer services, cross-currency payment products and bill payment network;

•	expanding our cash management solutions and foreign currency risk management services; and

•	developing our credit and debit card outsourcing business.
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions and revenues;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	our entry into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	our ability to enter into and renew ATM network cash supply agreements with financial institutions;

•	the availability of financing for expansion;

•	our ability efficiently to install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•	the impact of reductions in ATM interchange fees;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2016 and 2015 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$115,127	$93,075	$22,052	24%	$201,696	$167,755	$33,941	20%
epay	160,614	166,824	(6,210)	(4)%	330,719	342,749	(12,030)	(4)%
Money Transfer	201,480	165,651	35,829	22%	383,053	310,457	72,596	23%
Total	477,221	425,550	51,671	12%	915,468	820,961	94,507	12%
Corporate services, eliminations and other	(354)	(402)	48	(12)%	(707)	(651)	(56)	9%
Total	$476,867	$425,148	$51,719	12%	$914,761	$820,310	$94,451	12%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease)Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease)Amount	Increase Percent
EFT Processing	$27,888	$22,038	$5,850	27%	$41,158	$33,408	$7,750	23%
epay	16,071	16,180	(109)	(1)%	31,886	31,753	133	—%
Money Transfer	25,869	17,754	8,115	46%	47,395	31,558	15,837	50%
Total	69,828	55,972	13,856	25%	120,439	96,719	23,720	25%
Corporate services, eliminations and other	(10,518)	(8,792)	(1,726)	20%	(19,240)	(17,376)	(1,864)	11%
Total	$59,310	$47,180	$12,130	26%	$101,199	$79,343	$21,856	28%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. On average, the U.S. dollar was stronger relative to most foreign currencies in the markets where we conduct our business as compared to the same periods of the prior year. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income was 1% more for the second quarter and 1% less for the first half of 2016, due to the changes in foreign currency exchange rates when compared to the same periods of 2015.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,		Increase (Decrease) Percent	Average Translation Rate Six Months Ended June 30,		Decrease Percent
Currency (dollars per foreign currency)	2016	2015		2016	2015
Australian dollar	$0.7455	$0.7771	(4)%	$0.7338	$0.7817	(6)%
British pound	$1.4341	$1.5327	(6)%	$1.4334	$1.5238	(6)%
euro	$1.1291	$1.1069	2%	$1.1164	$1.1167	—%
Hungarian forint	$0.0036	$0.0036	—%	$0.0036	$0.0036	—%
Indian rupee	$0.0150	$0.0158	(5)%	$0.0149	$0.0159	(6)%
New Zealand dollar	$0.6904	$0.7317	(6)%	$0.6773	$0.7416	(9)%
Polish zloty	$0.2584	$0.2708	(5)%	$0.2558	$0.2699	(5)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2016 and 2015 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent	2016	2015	Increase Amount	Increase Percent
Total revenues	$115,127	$93,075	$22,052	24%	$201,696	$167,755	$33,941	20%
Operating expenses:
Direct operating costs	56,372	45,075	11,297	25%	103,119	84,204	18,915	22%
Salaries and benefits	13,241	11,598	1,643	14%	24,647	22,604	2,043	9%
Selling, general and administrative	8,214	6,610	1,604	24%	14,512	12,380	2,132	17%
Depreciation and amortization	9,412	7,754	1,658	21%	18,260	15,159	3,101	20%
Total operating expenses	87,239	71,037	16,202	23%	160,538	134,347	26,191	19%
Operating income	$27,888	$22,038	$5,850	27%	$41,158	$33,408	$7,750	23%
Transactions processed (millions)	458	379	79	21%	882	729	153	21%
ATMs as of June 30,	25,912	21,980	3,932	18%	25,912	21,980	3,932	18%
Average ATMs	25,581	21,649	3,932	18%	25,028	21,132	3,896	18%

Revenues
EFT Processing Segment total revenues for the three and six months ended June 30, 2016 were $115.1 million and $201.7 million, respectively, an increase of $22.1 million or 24% and $33.9 million or 20% as compared to the same periods in 2015. The increases in total revenues for the three and six months ended June 30, 2016 were primarily due to an increase in the number of ATMs under management, primarily in Europe and India, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $0.7 million and $4.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions, primarily in Europe.
Our EFT Processing business has also been affected by the ongoing economic crisis in Greece and the related capital controls implemented by the Greek government. In mid-2015, the Greek government implemented restrictions on the transfer of funds and cash withdrawals, which shifted the consumer behavior towards POS card payments. As result, there was an increase in transactions processed on our network of POS devices in Greece, which contributed to an increase in POS revenues. For the three and six months ended June 30, 2016, revenues were also higher than the same periods in the prior year as a result of a higher volume of sales of POS devices in Greece.
Average monthly revenues per ATM were $1,500 for the second quarter and $1,343 for the first half of 2016 compared to $1,433 for the second quarter and $1,323 for the first half of 2015. The increases were primarily due to an increase in ATMs under management in Europe and DCC transactions processed, partly offset by the strengthening of the U.S. dollar against key foreign currencies. Revenues per transaction were $0.25 for the second quarter and $0.23 for the first half of 2016 and 2015, respectively, which is primarily the result of revenue growth from DCC transactions, which earns higher revenues per transaction than other ATM or card based services offset by ATM and transaction growth in India where we earn lower revenues per transaction along with the impact of the U.S. dollar strengthening against key foreign currencies.

Direct operating costs
EFT Processing Segment direct operating costs were $56.4 million and $103.1 million for the three and six months ended June 30, 2016, respectively, an increase of $11.3 million or 25% and $18.9 million or 22% as compared to the same periods in 2015. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and six months of 2016 were primarily due to an increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $58.8 million and $98.6 million for the three and six months ended June 30, 2016, respectively, compared to $48.0 million and $83.6 million for the three and six months ended June 30, 2015, respectively. The increases in gross profits were primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed. Gross profit as a percentage of revenues (“gross margin”) were 51.0% and 48.9% for the three and six months ended June 30, 2016, respectively, compared to 51.6% and 49.8% for the three and six months ended June 30, 2015, respectively. The decreases in gross profits as a percentage of revenue were primarily due to the increase in operating costs exceeding the growth in total revenues due to the expansion of our ATM network, which includes fixed costs for our independent ATMs and increased site rental cost as we negotiate new locations and contracts, along with growth in the India market where we earn lower revenue per transaction.
Salaries and benefits
Salaries and benefits increased $1.6 million or 14%, and $2.0 million or 9% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases in salaries and benefits were primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 11.5% for the second quarter and 12.2% for the first half of 2016 from 12.5% for second quarter and 13.5% for the first half of 2015. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2016 were $8.2 million and $14.5 million, respectively, an increase of $1.6 million or 24% and $2.1 million or 17% as compared to the same periods in 2015. The increases were primarily due to the additional support costs as a result of the increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses were 7% for both of the three and six months ended June 30, 2016 and 2015.
Depreciation and amortization
Depreciation and amortization expense increased $1.7 million and $3.1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, and software assets. As a percentage of revenues, depreciation and amortization expense were essentially flat at 8.2% for the second quarter and 9.1% for the first half of 2016 as compared to 8.3% and 9.0% for the same periods of 2015.
Operating income
EFT Processing Segment operating income for the three and six months ended June 30, 2016 was $27.9 million and $41.2 million, respectively, an increase of $5.9 million or 27% and $7.8 million or 23% as compared to the same periods of 2015. EFT Processing Segment operating income for the three and six months ended June 30, 2016 increased primarily from higher operating revenues due to the additional number of ATMs under management and growth in revenues earned from DCC and other value added service transactions.
Operating income as a percentage of revenues (“operating margin”) was 24.2% for the second quarter and 20.4% for the first half of 2016 compared to 23.7% for the second quarter and 19.9% for the first half of 2015. Operating margins increased for the three and six months ended June 30, 2016 when compared to the same periods in 2015 which is primarily attributable to higher operating revenues being partially offset by variable expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.06 for both the second quarter of 2016 and 2015 and $0.05 for both the first half of 2016 and 2015.

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2016 and 2015 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$160,614	$166,824	$(6,210)	(4)%	$330,719	$342,749	$(12,030)	(4)%
Operating expenses:
Direct operating costs	121,049	126,519	(5,470)	(4)%	251,211	263,736	(12,525)	(5)%
Salaries and benefits	12,605	12,382	223	2%	24,700	24,427	273	1%
Selling, general and administrative	8,191	9,015	(824)	(9)%	17,158	17,028	130	1%
Depreciation and amortization	2,698	2,728	(30)	(1)%	5,764	5,805	(41)	(1)%
Total operating expenses	144,543	150,644	(6,101)	(4)%	298,833	310,996	(12,163)	(4)%
Operating income	$16,071	$16,180	$(109)	(1)%	$31,886	$31,753	$133	—%
Transactions processed (millions)	314	338	(24)	(7)%	636	656	(20)	(3)%
Revenues
epay Segment total revenues for the three and six months ended June 30, 2016 were $160.6 million and $330.7 million, respectively, a decrease of $6.2 million or 4% and $12.0 million or 4% as compared to the same periods in 2015. The decrease in total revenues for the three and six months ended June 30, 2016 were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and a decrease in prepaid mobile transactions processed in the U.S. and U.K due to competitive pressures on prepaid mobile carriers. Foreign currency movements reduced total revenues by approximately $1.6 million and $9.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases were partially offset by the transaction growth of non-mobile products processed in Germany. For the three and six months ended June 30, 2016, decreased revenues were also partially offset by an unexpected high volume of non-mobile transactions in an emerging market which is uncertain to recur.
Revenues per transaction were $0.51 for the second quarter and $0.52 for the first half of 2016 compared to $0.49 for the second quarter and $0.52 for the first half of 2015. The increase in revenues per transaction for the second quarter was driven by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
epay Segment direct operating costs were $121.0 million and $251.2 million for the three and six months ended June 30, 2016, respectively, a decrease of $5.5 million or 4% and $12.5 million or 5% as compared to the same periods in 2015. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decreases in direct operating costs for the three and six months ended June 30, 2016 were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K.. The decreases were partly offset by additional cost to support the transaction growth of our non-mobile products in Germany and certain emerging markets.
Gross profit
During the three and six months ended June 30, 2016, gross profits were essentially flat compared to the same periods in the prior year. Gross profits were $39.6 million and $79.5 million for the three and six months ended June 30, 2016, respectively, as compared to $40.3 million and $79.0 million for the three and six months ended June 30, 2015, respectively.
Gross margins were 25% and 24% for the three and six months ended June 30, 2016, respectively, compared to 24% and 23% for the same periods in 2015. The increases were primarily due to the increase in non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.

Salaries and benefits
Salaries and benefits expense were essentially flat for the three and six months ended June 30, 2016 compared to the same periods in 2015. This was primarily due to the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in salaries, benefits and bonus expense, which was mainly to support the growth in non-mobile products in Germany.
As a percentage of revenues, salaries and benefits increased to 8% for both the second quarter and the first half of 2016 as compared to 7% for the same periods of 2015, primarily due to headcount growth exceeding transaction growth.
Selling, general and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2016 were $8.2 million and $17.2 million, respectively, a decrease of 9% and an increase of 1% as compared to the same periods in 2015. Selling, general and administrative expenses for the three months ended June 30, 2016 decreased as a result of the net impact of the U.S. dollar strengthening against key foreign currencies and due to management of cost. Selling, general and administrative expenses for the six months ended June 30, 2016 increased as a result of additional overhead to support development and growth of non-mobile products and an increase in bad debt expense, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies and due to management of cost. As a percentage of revenues, selling, general and administrative expenses were 5% for the three and six months ended June 30, 2016 and 2015.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expenses were flat for the three and six months ended June 30, 2016 compared to the same periods in 2015. As a percentage of revenues, depreciation and amortization expenses were 2% for the three and six months ended June 30, 2016 and 2015.
Operating income
epay Segment operating income for the three and six months ended June 30, 2016 were $16.1 million and $31.9 million, respectively, a decrease of $0.1 million and an increase of $0.1 million as compared to the same periods in 2015. epay Segment operating income for the three and six months ended June 30, 2016 were essentially flat when compared to 2015 as the result of lower revenues largely offset by lower support costs, and the net impact of the U.S. dollar strengthening against key foreign currencies.
Operating margin increased to 10.0% for the second quarter and the first half of 2016 from 9.7% and 9.3% for the same periods in 2015. Operating income per transaction were $0.05 for the three and six months ended June 30, 2016 and 2015.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2016 and 2015 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent	2016	2015	Increase Amount	Increase Percent
Total revenues	$201,480	$165,651	$35,829	22%	$383,053	$310,457	$72,596	23%
Operating expenses:
Direct operating costs	104,692	86,860	17,832	21%	199,762	162,080	37,682	23%
Salaries and benefits	39,374	33,301	6,073	18%	76,217	64,394	11,823	18%
Selling, general and administrative	24,192	21,772	2,420	11%	45,006	39,733	5,273	13%
Depreciation and amortization	7,353	5,964	1,389	23%	14,673	12,692	1,981	16%
Total operating expenses	175,611	147,897	27,714	19%	335,658	278,899	56,759	20%
Operating income	$25,869	$17,754	$8,115	46%	$47,395	$31,558	$15,837	50%
Transactions processed (millions)	20.5	16.5	4.0	24%	39.2	30.4	8.8	29%
Revenues
Money Transfer Segment total revenues for the three and six months ended June 30, 2016 were $201.5 million and $383.1 million, respectively, an increase of $35.8 million or 22% and $72.6 million or 23% as compared to the same periods in 2015. The increases in total revenues for the three and six months ended June 30, 2016 were primarily due to increases in the number of money transfers processed, driven by growth in our U.S and foreign agent and correspondent payout networks. The IME (M) Sdn Bhd ("IME") acquisition completed during the second quarter of 2015 and its Malaysian money transfer operation accounted for a significant portion of the growth during these periods, along with our domestic Walmart-2-Walmart money transfer service and organic growth accounting for the remaining growth. The impacts of the July 2015 acquisition of XE Corporation and organic growth of HiFX also contributed to the increase in total revenues for the three and six months ended June 30, 2016. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $9.83 for the second quarter and $9.77 for the first half of 2016 from $10.04 for the second quarter and $10.21 for the first half of 2015, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services. Partly offsetting the decreases in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Money Transfer Segment direct operating costs were $104.7 million and $199.8 million for the three and six months ended June 30, 2016, respectively, an increase of $17.8 million or 21% and $37.7 million or 23% as compared to the same periods in 2015. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and six months of 2016 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the acquisition of IME. Partly offsetting the increases in direct operating costs was the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profits were $96.8 million and $183.3 million for the three and six months ended June 30, 2016, respectively, as compared to $78.8 million and $148.4 million for the three and six months ended June 30, 2015, respectively. The increases in gross profits were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisitions of IME and XE.

During the three and six months ended June 30, 2016, gross margins were essentially flat at 48.0% and 47.9% for the three and six months ended June 30, 2016, respectively, compared to 47.6% and 47.8% for the three and six months ended June 30, 2015, respectively.
Salaries and benefits
Salaries and benefits increased $6.1 million or 18% and $11.8 million or 18% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases in salaries and benefits were primarily due to the impact of our acquisitions of IME and XE and expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 19.5% for the second quarter and 19.9% for the first half of 2016 from 20.1% for the second quarter and 20.7% for the first half of 2015, primarily due to the increases in the number of money transfers processed, which did not require similar increases in support costs.
Selling, general, and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2016 were $24.2 million and $45.0 million, respectively, an increase of $2.4 million or 11% and $5.3 million or 13% as compared to the same periods in 2015. The increases were primarily due to the impact of our acquisitions of IME and XE and expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets.
As a percentage of revenues, selling, general and administrative expenses decreased to 12.0% for the second quarter and 11.7% for the first half of 2016 from 13.1% and 12.8% for the same periods of 2015, respectively. The decreases were primarily due to increases in the number of money transfers processed, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased 23% and 16% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to the amortization of intangible assets related to the acquisitions of IME and XE and investments made to support the growth in the business. Partly offsetting these increases was the reduction in expenses associated with certain intangible assets that became fully amortized in the first quarter of 2015.
As a percentage of revenues, depreciation and amortization was 3.6% for the second quarter and 3.8% for the first half of 2016 as compared to 3.6% and 4.1% for the same periods of 2015, respectively. The decrease related to the first half of the year was primarily due to certain intangible assets becoming fully amortized and the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income for the three and six months ended June 30, 2016 were $25.9 million and $47.4 million, respectively, an increase of $8.1 million or 46% and $15.8 million or 50% as compared to the same periods of 2015. Money Transfer Segment operating income for the three and six months ended June 30, 2016 increased primarily due to the growth in the number of money transfers processed, growth in transactions processed by HiFX as a result of currency volatility from the Brexit vote, and the impact of our acquisitions of IME and XE. The increases were partly offset by the additional salaries and benefits and other costs incurred to support the growth in the business and the impact of the U.S. dollar strengthening against key foreign currencies.
As a percentage of revenues, operating margins increased to 12.8% for the second quarter and 12.4% for the first half of 2016 from 10.7% and 10.2% for same periods of 2015. Operating income per transaction increased to $1.26 for the second quarter and $1.21 for the first half of 2016 from $1.08 and $1.04 for the same periods in 2015. Operating margin and operating income per transaction improved primarily due to the increases in the number of money transfers processed, which did not require similar increases in support costs, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2016 and 2015 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$8,618	$7,479	$1,139	15%	$15,511	$13,663	$1,848	14%
Selling, general and administrative	1,848	1,246	602	48%	3,623	3,576	47	1%
Depreciation and amortization	52	67	(15)	(22)%	106	137	(31)	(23)%
Total operating expenses	$10,518	$8,792	$1,726	20%	$19,240	$17,376	$1,864	11%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $10.5 million and $19.2 million for the three and six months ended June 30, 2016, respectively, an increase of 20% and 11% as compared to the same periods in 2015. The increases in salaries and benefits were primarily due to an increase in bonus expense related to the Company's improved performance. The increase in selling, general and administrative expenses for the second quarter of 2016 was primarily attributable to the favorable settlement of a contingency in the prior year.
OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	$443	$494	$(51)	(10)%	895	1,103	(208)	(19)%
Interest expense	(6,958)	(6,094)	(864)	14%	(13,244)	(11,792)	(1,452)	12%
Foreign currency exchange gain (loss), net	(1,944)	(5,104)	3,160	n/m	228	(18,056)	18,284	n/m
Other gains	19,903	388	19,515	n/m	19,903	388	19,515	n/m
Other income (expense), net	$11,444	$(10,316)	$21,760	n/m	$7,782	$(28,357)	$36,139	n/m
________________
n/m — Not meaningful
Interest income
The decreases in interest income for the three and six months ended June 30, 2016 compared to the same periods of 2015 were primarily due to a decrease in interest earned on funds held in Poland and Russia and the impact of the U.S. dollar strengthening against key foreign currencies.
Interest expense
The increases in interest expense for the three and six months ended June 30, 2016 compared to the same periods of 2015 were primarily related to the additional borrowings under the revolving credit facility to fund the operating cash for our IAD networks.
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
We recorded a net foreign currency exchange loss of $1.9 million and gain of $0.2 million for the three and six months ended June 30, 2016, respectively, as compared to net foreign currency exchange losses of $5.1 million and $18.1 million for the same periods in 2015. These realized and unrealized net foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
Other gains
The results for the second quarter of 2016 included an investment gain of $19.4 million which is the result of our membership in Visa Europe Limited ("Visa Europe") which was sold to Visa, Inc. ("Visa") on June 21, 2016. Visa closed the transaction and paid to the members of Visa Europe, cash consideration of approximately €12.19 billion, issued (a) 2,480,466 shares of Series B Convertible Participating Preferred Stock, and (b) 3,156,823 shares of Series C Convertible Participating Preferred Stock, and agreed to make an additional cash payment of €1.12 billion on the third anniversary of closing, to Visa Europe members. Our portion of the consideration consisted of cash of $11.9 million, Visa Series B Preferred Shares which are convertible into Visa common shares with an approximate value of $6.4 million, and a long-term receivable of approximately $1.1 million.
INCOME TAX EXPENSE
The Company's effective income tax rates were 21.5% and 22.3% for the three and six months ended June 30, 2016, respectively, compared to 28.1% and 34.0% for the three and six months ended June 30, 2015, respectively. The effective income tax rates for the three and six months ended June 30, 2015 were significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rates were 25.5% and 25.9% for the three and six months ended June 30, 2015, respectively.
The Company's effective income tax rates for the three and six months ended June 30, 2016 and 2015, as adjusted for foreign currency exchange gains and losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset pre-tax U.S. GAAP income. Other than the impact of foreign currency exchange losses for the 2015 periods, there was no material change in the effective income tax rates for the three and six months ended June 30, 2016 compared to the same periods of 2015.
NET INCOME OR LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	75%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solution Providers	51%	EFT - UAE
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $55.7 million and $84.8 million for the three and six months ended June 30, 2016, respectively, an increase of $28.9 million and $50.8 million as compared to the same periods in 2015. The increase in net income for the first half of 2016 was primarily due to an increase in operating income of $21.9 million, an increase of $18.3 million in net foreign currency exchange gains, and increase in investment income of $19.4 million. The increases were partly offset by an increase in income tax expense of $7.0 million, an increase in interest expense of $1.5 million and a decrease in other non-operating costs of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2016 and December 31, 2015, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $425.7 million and $227.1 million, respectively. Our ratio of current assets to current liabilities at June 30, 2016 and December 31, 2015 was 1.47 and 1.25, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of June 30, 2016, we had approximately $320 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $680.1 million at June 30, 2016, of which $594.9 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six-month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
Liquidity	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$134,466	$156,928
Investing activities	(34,892)	(66,208)
Financing activities	118,864	198
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,111	(20,853)
Increase in cash and cash equivalents	$222,549	$70,065

Operating activity cash flow
Cash flows provided by operating activities were $134.5 million for the first half of 2016 compared to $156.9 million for the first half of 2015. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $34.9 million for the first half of 2016 compared to $66.2 million for the first half of 2015. The decrease is primarily due to capital spending related to the IME acquisition in 2015 and the proceeds of $11.9 million received for the sale of our ownership interest in Visa Europe, partially offset by increased capital expenditures related to our ATM network expansion. During the first half of 2016, we used $42.1 million for purchases of property and equipment compared to $34.4 million during the first half of 2015. Cash used for software development and other investing activities totaled $2.5 million for both the first half of 2016 and 2015.

Financing activity cash flow
Cash flows provided by financing activities were $118.9 million for the first half of 2016 compared to $0.2 million for the first half of 2015. Our financing activities for the first half of 2016 consisted of net borrowings of $192.9 million compared to net debt borrowings of $1.9 million for the first half of 2015. The increase in net borrowings for the first half of 2016 compared to the same period of 2015 was the result of additional borrowings under the revolving credit facility to fund the operating cash of our IAD networks and finance the repurchase of $75.6 million of our stock in the open market. Additionally, we used $1.2 million and $1.7 million during the first half of 2016 and 2015, respectively, for capital lease repayments. During the first half of 2016, we paid $0.9 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $5.0 million for the same period of 2015. We received proceeds from stock option exercises of $3.2 million and $4.6 million for the first half of 2016 and 2015, respectively.
Other sources of capital
Credit Facility
As of June 30, 2016, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $63.8 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of June 30, 2016, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of June 30, 2016, we had borrowings of $63.8 million outstanding under the term loan. We had $199.0 million of borrowings and $45.3 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2016. The remaining $355.7 million under the revolving credit facility was available for borrowing. As of June 30, 2016, the weighted average interest rates under the revolving credit facility and Term Loan A were 1.88% and 1.84%, respectively, excluding amortization of deferred financing costs.
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
Other debt obligations - Short-term debt obligations as of June 30, 2016 were primarily comprised of $8.0 million of payments due in the next twelve months under the Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of June 30, 2016, there was $10.5 million outstanding under these facilities.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first half of 2016 were $43.4 million. These capital expenditures were made primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2016 are currently estimated to range from approximately $90.0 million to $100.0 million.
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

Share repurchase plan
In January 2016, we announced that our Board of Directors had authorized a stock repurchase program ("2016 Program") allowing us to repurchase up to $100 million in value or 5 million shares of our common stock through December 10, 2017. We purchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million during the first half of 2016. The remaining $24.4 million of value authorized under the 2016 Program remains available for share repurchases.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3 million shares of its common stock through June 14, 2018.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2016, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2016. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2016, our future contractual obligations have not changed significantly from the amounts reported within our 2015 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2016, our total debt outstanding was $626.2 million. Of this amount, $353.0 million, or 56% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of June 30, 2016, the fair value of our fixed rate Convertible Notes was $503.0 million, compared to a carrying value of $353.0 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $262.7 million, or 42% of our total debt obligations relates to debt borrowings under our Credit Facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.2 million.
The remaining $10.5 million, or 2%, of our total debt obligations is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of June 30, 2016, we had approximately $7.3 million of capitalized leases with fixed payment and interest terms that expire between 2016 and 2020.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first half of 2016, approximately 71% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, and Hungarian forint. As of June 30, 2016, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $65 million to $70 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange gain (loss), net on Consolidated Statements of Income. As of June 30, 2016, we had foreign currency derivative contracts outstanding with a notional value of $180 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2016, we held foreign currency derivative contracts outstanding with a notional value of $1.4 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
The United Kingdom's referendum vote in favor of leaving the European Union could adversely affect us.
On June 23, 2016, the United Kingdom ("U.K.") held a referendum in which voters approved an exit from the European Union ("E.U."), commonly referred to as Brexit. The announcement of the results of the referendum resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  The strengthening of the U.S. dollar relative to other currencies negatively impacts the amount of our reported earnings outside the U.S. because foreign currencies translate into fewer U.S. dollars.
As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the terms of trade between the U.K. and E.U. countries, and increased regulatory complexities. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
Our EFT Processing Segment and our Money Transfer Segment operate subsidiaries that are licensed in the U.K. as payment institutions and have passported their licenses under the Electronic Money Directive and Payment Services Directive, respectively, across the E.U.  If the U.K. negotiates to leave the E.U. single market, then U.K. payment institutions may lose their passporting rights. These measures could potentially disrupt the markets we serve and cause us to use one of our other E.U. licenses or obtain new licenses in another E.U. member state to continue operating in the markets throughout the E.U. Obtaining such additional licenses would require additional investment of time and money, but would not be expected to materially and adversely affect our business or financial results.
We are subject to security breaches of our systems. Any such breach may cause us to incur financial losses, liability, harm to our reputation, litigation, regulatory enforcement actions and limitations on our ability to conduct our businesses.
We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company, including third party vendors or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM, money transfer and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed in our SEC filings, we have been the subject of a computer security breach, and we cannot exclude the possibility of additional breaches in the future.
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
In addition to electronic fraud issues and breaches of our systems, the possible theft and vandalism of ATMs or cash in the ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism, and to a new form of attack whereby the security of the ATM is breached electronically by transmitting a command to the ATM to dispense cash without a card being present. We constantly monitor ATM security and take measures to protect our systems from such attacks and other breaches, but we cannot be certain that our measures will be effective faced with new, rapidly developing methods used by criminal elements. Although we are insured against such risks, deductibles, exclusions or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs or loss of cash due to security breaches of our ATM networks. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.
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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
August 1, 2016
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer