Form 10-Q
period 2016-09-30
EURONET WORLDWIDE INC
filed 2016-10-28
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

On October 27, 2016, Euronet Worldwide, Inc. had 52,206,145 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$661,296	$457,518
Restricted cash	55,689	45,312
Inventory — PINs and other	47,901	72,108
Trade accounts receivable, net of allowances for doubtful accounts of $18,864 at September 30, 2016 and $19,140 at December 31, 2015	377,339	423,299
Prepaid expenses and other current assets	204,024	132,773
Total current assets	1,346,249	1,131,010
Property and equipment, net of accumulated depreciation of $270,941 at September 30, 2016 and $242,111 at December 31, 2015	187,617	157,368
Goodwill	687,947	685,178
Acquired intangible assets, net of accumulated amortization of $148,766 at September 30, 2016 and $131,095 at December 31, 2015	151,881	167,972
Other assets, net of accumulated amortization of $37,191 at September 30, 2016 and $32,434 at December 31, 2015	63,779	51,186
Total assets	$2,437,473	$2,192,714
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$326,576	$456,159
Accrued expenses and other current liabilities	520,002	382,873
Current portion of capital lease obligations	2,548	1,991
Short-term debt obligations and current maturities of long-term debt obligations	15,873	12,060
Income taxes payable	31,766	14,962
Deferred revenue	39,912	35,887
Total current liabilities	936,677	903,932
Debt obligations, net of current portion	514,648	405,472
Capital lease obligations, net of current portion	4,865	4,147
Deferred income taxes	35,624	33,924
Other long-term liabilities	19,629	19,311
Total liabilities	1,511,443	1,366,786
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,286,616 issued at September 30, 2016 and 57,961,043 issued at December 31, 2015	1,166	1,159
Additional paid-in-capital	1,040,593	1,023,254
Treasury stock, at cost, 6,084,115 shares at September 30, 2016 and 4,929,241 shares at December 31, 2015	(214,958)	(138,750)
Retained earnings	249,931	104,427
Accumulated other comprehensive loss	(152,054)	(165,528)
Total Euronet Worldwide, Inc. stockholders’ equity	924,678	824,562
Noncontrolling interests	1,352	1,366
Total equity	926,030	825,928
Total liabilities and equity	$2,437,473	$2,192,714
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$524,025	$481,373	$1,438,786	$1,301,683
Operating expenses:
Direct operating costs	300,159	282,313	853,544	791,749
Salaries and benefits	71,899	67,070	212,974	192,158
Selling, general and administrative	41,379	43,723	121,678	116,373
Depreciation and amortization	20,120	17,993	58,923	51,786
Total operating expenses	433,557	411,099	1,247,119	1,152,066
Operating income	90,468	70,274	191,667	149,617
Other income (expense):
Interest income	349	539	1,244	1,642
Interest expense	(7,724)	(6,690)	(20,968)	(18,482)
Foreign currency exchange loss, net	(1,527)	(16,010)	(1,299)	(34,066)
Other (losses) gains	—	(73)	19,903	315
Other expense, net	(8,902)	(22,234)	(1,120)	(50,591)
Income before income taxes	81,566	48,040	190,547	99,026
Income tax expense	(20,784)	(16,716)	(45,104)	(34,056)
Net income	60,782	31,324	145,443	64,970
Net (income) loss attributable to noncontrolling interests	(49)	10	61	351
Net income attributable to Euronet Worldwide, Inc.	$60,733	$31,334	$145,504	$65,321

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.16	$0.60	$2.78	$1.25
Diluted	$1.11	$0.57	$2.66	$1.21

Weighted average shares outstanding:
Basic	52,134,500	52,617,245	52,293,808	52,075,388
Diluted	54,523,211	54,544,763	54,641,388	53,944,248
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$60,782	$31,324	$145,443	$64,970
Translation adjustment	6,849	(20,325)	13,522	(55,265)
Comprehensive income	67,631	10,999	158,965	9,705
Comprehensive (income) loss attributable to noncontrolling interests	(64)	6	14	462
Comprehensive income attributable to Euronet Worldwide, Inc.	$67,567	$11,005	$158,979	$10,167
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Net income	$145,443	$64,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,923	51,786
Share-based compensation	11,352	9,265
Unrealized foreign exchange loss, net	1,299	34,066
Deferred income taxes	993	31
Accretion of convertible debt discount and amortization of debt issuance costs	9,056	9,154
Gain on sale of investment	(19,449)	—
Changes in working capital, net of amounts acquired:
Income taxes payable, net	16,006	(14,165)
Restricted cash	(10,227)	21,843
Inventory — PINs and other	25,948	23,180
Trade accounts receivable	54,356	31,982
Prepaid expenses and other current assets	(76,594)	(28,264)
Trade accounts payable	(133,207)	(30,707)
Deferred revenue	3,181	(1,990)
Accrued expenses and other current liabilities	135,431	63,350
Changes in noncurrent assets and liabilities	(5,020)	(2,983)
Net cash provided by operating activities	217,491	231,518
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,183)	(113,969)
Purchases of property and equipment	(61,597)	(55,305)
Purchases of other long-term assets	(4,501)	(4,976)
Proceeds from sale of investment	11,900	—
Other, net	800	1,138
Net cash used in investing activities	(55,581)	(173,112)
Cash flows from financing activities:
Proceeds from issuance of shares	5,098	6,747
Repurchase of shares	(76,510)	(5,174)
Borrowings from revolving credit agreements	1,961,814	751,813
Repayments of revolving credit agreements	(1,855,053)	(715,437)
Repayments of long-term debt obligations	(5,156)	(3,750)
Repayments of capital lease obligations	(1,997)	(2,531)
Borrowings from (repayments of) short-term debt obligations, net	2,290	(1,265)
Other, net	748	847
Net cash provided by financing activities	31,234	31,250
Effect of exchange rate changes on cash and cash equivalents	10,634	(28,832)
Increase in cash and cash equivalents	203,778	60,824
Cash and cash equivalents at beginning of period	457,518	468,010

Cash and cash equivalents at end of period	$661,296	$528,834

Supplemental disclosure of cash flow information:
Interest paid during the period	$12,598	$7,091
Income taxes paid during the period	$31,751	$43,210
Supplemental disclosure of non-cash investing and financing activities
Non-cash consideration received from sale of investment	$7,549	$—
Equity issued in connection with acquisitions	$—	$43,061
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
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, coinciding with tourism season. Additionally, the EFT Processing and epay Segments are impacted by seasonality during the fourth quarter and the first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific issues on how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
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
(3) STOCKHOLDERS' EQUITY
Earnings Per Share
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for any potential dilution of options to purchase the Company's common stock, assumed vesting of restricted stock and the assumed conversion of the Company’s convertible debentures. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,134,500	52,617,245	52,293,808	52,075,388
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,731,451	1,784,106	1,690,320	1,725,448
Incremental shares from assumed conversion of convertible notes	657,260	143,412	657,260	143,412
Diluted weighted average shares outstanding	54,523,211	54,544,763	54,641,388	53,944,248
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and nine months ended September 30, 2016 and 2015. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 552,000 and 555,000 for the three and nine months ended September 30, 2016, respectively, and approximately 578,000 and 614,000 for the three and nine months ended September 30, 2015, respectively.
During 2016 and 2015, the Company had convertible notes outstanding that, if converted, could have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of September 30, 2016, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock, which it did as of September 30, 2016 and 2015. Therefore, according to ASC 260, Earnings per Share, these notes were dilutive to earnings per share for the three and nine months ended September 30, 2016 and 2015. See Note 6, Debt Obligations, for more information about the convertible notes.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $6.8 million and $13.5 million for the three and nine months ended September 30, 2016, respectively, and losses of $20.3 million and $55.3 million for the three and nine months ended September 30, 2015, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.
Share Repurchase
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing the Company to repurchase up to $100 million in value or 5 million shares of its common stock through December 10, 2017. During the nine months ended September 30, 2016, the Company repurchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million under the 2016 Program.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3 million shares of its common stock through June 14, 2018. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. No purchases have been made under this plan.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2016 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2015	$167,972	$685,178	$853,150
Increases (Decreases):
Acquisitions	5,022	(2,558)	2,464
Amortization	(18,985)	—	(18,985)
Other (primarily changes in foreign currency exchange rates)	(2,128)	5,327	3,199
Balance as of September 30, 2016	$151,881	$687,947	$839,828

During the first quarter of 2016, the Company completed its valuation of the acquired assets and liabilities of the 2015 acquisitions of XE Corporation (“XE”) and IME(M) Sdn Bhd (“IME”), which included an adjustment to goodwill and acquired intangible assets.
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2016, is expected to total $6.1 million for the remainder of 2016, $22.7 million for 2017, $20.4 million for 2018, $19.7 million for 2019, $19.1 million for 2020 and $18.1 million for 2021.
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
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Accrued expenses	$155,026	$125,366
Money transfer settlement obligations	204,444	159,854
Accrued amounts due to mobile operators and other content providers	99,347	71,762
Derivative liabilities	61,185	25,891
Total	$520,002	$382,873

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Credit Facility:
Term loan, due 2019	$61,875	$67,031
Revolving credit agreements, due 2019	114,406	7,701
	176,281	74,732
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	355,639	347,878

Other obligations	8,118	5,731

Total debt obligations	540,038	428,341
Unamortized debt issuance costs	(9,517)	(10,809)
Carrying value of debt	530,521	417,532
Short-term debt obligations and current maturities of long-term debt obligations	(15,873)	(12,060)
Long-term debt obligations	$514,648	$405,472

Credit Facility
As of September 30, 2016, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $61.9 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 2.69% and 2.15%, respectively, as of September 30, 2016.
Convertible Debt
The Convertible Senior Notes due 2044 (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of September 30, 2016. Contractual interest expense was $1.5 million and $4.5 million for the three and nine months ended September 30, 2016 and 2015, respectively. Accretion expense was $2.6 million and $7.7 million for the three and nine months ended September 30, 2016, respectively, and $2.5 million and $7.4 million for the three and nine months ended September 30, 2015, respectively. The effective interest rate was 4.7% for the three and nine months ended September 30, 2016. As of September 30, 2016, the unamortized discount was $46.9 million, and will be amortized through October 1, 2020.
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

Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of September 30, 2016, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $216 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of September 30, 2016, the Company had foreign currency forward contracts outstanding with a notional value of $261 million, primarily in British pounds, euros and Polish zloty.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $14.4 million and $48.3 million for the three and nine months ended September 30, 2016, respectively, and $15.5 million and $47.1 million for the three and nine months ended September 30, 2015, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of September 30, 2016 was approximately $1.2 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$77,676	$37,034	Other current liabilities	$(61,185)	$(25,891)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2016 and December 31, 2015 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$77,676	$—	$77,676	$(45,523)	$(10,205)	$21,948

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$37,034	$—	$37,034	$(19,786)	$(6,415)	$10,833
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(61,185)	$—	$(61,185)	$45,523	$3,002	$(12,660)

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$(25,891)	$—	$(25,891)	$19,786	$1,741	$(4,364)
Income Statement Presentation
The following tables summarize the location and amount of gains and losses of derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2016	2015	2016	2015
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(1,825)	$1,025	$(646)	$991
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$77,676	$—	$77,676
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(61,185)	$—	$(61,185)

		As of December 31, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$37,034	$—	$37,034
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,891)	$—	$(25,891)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2016 and December 31, 2015, the fair values of the Convertible Notes were $546.9 million and $509.7 million, respectively, with carrying values of $355.6 million and $347.9 million, respectively.

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
The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$152,586	$167,226	$204,611	$(398)	$524,025
Operating expenses:
Direct operating costs	62,401	128,212	109,944	(398)	300,159
Salaries and benefits	12,954	13,352	38,365	7,228	71,899
Selling, general and administrative	7,642	8,133	23,924	1,680	41,379
Depreciation and amortization	10,151	2,734	7,195	40	20,120
Total operating expenses	93,148	152,431	179,428	8,550	433,557
Operating income (expense)	$59,438	$14,795	$25,183	$(8,948)	$90,468

	For the Three Months Ended September 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$118,895	$174,547	$188,232	$(301)	$481,373
Operating expenses:
Direct operating costs	51,550	133,124	97,928	(289)	282,313
Salaries and benefits	11,862	12,745	36,187	6,276	67,070
Selling, general and administrative	7,052	11,411	23,356	1,904	43,723
Depreciation and amortization	8,115	2,660	7,011	207	17,993
Total operating expenses	78,579	159,940	164,482	8,098	411,099
Operating income (expense)	$40,316	$14,607	$23,750	$(8,399)	$70,274

	For the Nine Months Ended September 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$354,282	$497,945	$587,664	$(1,105)	$1,438,786
Operating expenses:
Direct operating costs	165,520	379,423	309,706	(1,105)	853,544
Salaries and benefits	37,601	38,052	114,582	22,739	212,974
Selling, general and administrative	22,154	25,291	68,930	5,303	121,678
Depreciation and amortization	28,411	8,498	21,868	146	58,923
Total operating expenses	253,686	451,264	515,086	27,083	1,247,119
Operating income (expense)	$100,596	$46,681	$72,578	$(28,188)	$191,667

	For the Nine Months Ended September 30, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$286,650	$517,296	$498,689	$(952)	$1,301,683
Operating expenses:
Direct operating costs	135,754	396,860	260,008	(873)	791,749
Salaries and benefits	34,466	37,172	100,581	19,939	192,158
Selling, general and administrative	19,432	28,439	63,089	5,413	116,373
Depreciation and amortization	23,274	8,465	19,703	344	51,786
Total operating expenses	212,926	470,936	443,381	24,823	1,152,066
Operating income (expense)	$73,724	$46,360	$55,308	$(25,775)	$149,617

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
EFT Processing	$124,926	$99,798	$705,803	$469,351
epay	24,992	24,834	589,165	646,000
Money Transfer	37,608	32,591	1,125,467	1,040,737
Corporate Services, Eliminations and Other	91	145	17,038	36,626
Total	$187,617	$157,368	$2,437,473	$2,192,714

(10) INCOME TAXES
The Company's effective income tax rates were 25.5% and 23.7% for the three and nine months ended September 30, 2016, respectively, compared to 34.8% and 34.4% for the three and nine months ended September 30, 2015, respectively. The effective income tax rate for the three and nine months ended September 30, 2015 were significantly influenced by foreign currency exchange losses, most of which are not currently deductible for income tax purposes, resulting in a higher effective income tax rate when compared to the same period of 2016. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rates were 25.8% and 25.4% for the three and nine months ended September 30, 2015, respectively.
The Company's effective income tax rates for the three and nine months ended September 30, 2016 and 2015, as adjusted for foreign currency exchange gains and losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carry forwards to offset the pre-tax U.S. GAAP income.
(11) COMMITMENTS
As of September 30, 2016, the Company had $70.7 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $46.6 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.1 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2016, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $18.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $4.4 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2016, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $524 million. The Company maintains insurance policies to mitigate this exposure;

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for losses suffered by its customers and other parties as a result of the breach of its computer systems, including in particular, losses arising from fraudulent transactions made using information stolen through its processing systems. The Company maintains systems of internal controls and insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2016 or December 31, 2015.
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
(13) SUBSEQUENT EVENTS
On October 3, 2016, the Company completed the acquisition of YourCash Europe Limited, a U.K. based ATM operator with approximately 5,000 cash machines across the U.K., Netherlands, Belgium and Ireland. We acquired the business for approximately $65 million in cash, which includes $3.2 million of deferred consideration.
This transaction will be recorded as a business combination, and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of purchase price has not been finalized pending valuation of intangible assets acquired.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the recent Brexit vote and economic conditions in specific countries and regions; technological developments affecting the markets for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism and anti-bribery requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those other factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item IA - Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 29,276 ATMs and approximately 156,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and XE, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (www.riamoneytransfer.com and www.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 314,000 locations. XE is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com), which are executed by a third party. We offer services under the brand name HiFX through our HiFX websites (www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 32 principal offices in Europe, 12 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 72% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 29% and 25% of total consolidated revenues for the third quarter and first nine months of 2016, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 32% and 35% of total consolidated revenues for the third quarter and first nine months of 2016, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces over 50% of epay Segment revenues. Other electronic payment products offered by this segment include prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, money transfer and digital content such as music, games and software. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% and 40% of total consolidated revenues for the third quarter and first nine months of 2016, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and our websites www.riamoneytransfer.com, www.hifx.co.uk, www.hifx.com.au, www.imeremit.com, www.xe.com and www.x-rates.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime and digital content distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime and digital content distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (growth in electronic payment products, expansion of our network of retailers and access to products of mobile operators and other content providers) remain present.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2016 and 2015 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$152,586	$118,895	$33,691	28%	$354,282	$286,650	$67,632	24%
epay	167,226	174,547	(7,321)	(4)%	497,945	517,296	(19,351)	(4)%
Money Transfer	204,611	188,232	16,379	9%	587,664	498,689	88,975	18%
Total	524,423	481,674	42,749	9%	1,439,891	1,302,635	137,256	11%
Corporate services, eliminations and other	(398)	(301)	(97)	32%	(1,105)	(952)	(153)	16%
Total	$524,025	$481,373	$42,652	9%	$1,438,786	$1,301,683	$137,103	11%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease)Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease)Amount	Increase Percent
EFT Processing	$59,438	$40,316	$19,122	47%	$100,596	$73,724	$26,872	36%
epay	14,795	14,607	188	1%	46,681	46,360	321	1%
Money Transfer	25,183	23,750	1,433	6%	72,578	55,308	17,270	31%
Total	99,416	78,673	20,743	26%	219,855	175,392	44,463	25%
Corporate services, eliminations and other	(8,948)	(8,399)	(549)	7%	(28,188)	(25,775)	(2,413)	9%
Total	$90,468	$70,274	$20,194	29%	$191,667	$149,617	$42,050	28%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. On average, the U.S. dollar was stronger relative to most foreign currencies in the markets where we conduct our business as compared to the same periods of the prior year. Considering the results by country and the associated functional currency, we estimate that our consolidated operating income for the third quarter and nine month period of 2016 were not significantly influenced by the changes in foreign currency exchange rates when compared to the same periods in 2015.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,		Increase (Decrease) Percent	Average Translation Rate Nine Months Ended September 30,		Decrease Percent
Currency (dollars per foreign currency)	2016	2015		2016	2015
Australian dollar	$0.7577	$0.7251	4%	$0.7418	$0.7628	(3)%
British pound	$1.3125	$1.5487	(15)%	$1.3931	$1.5321	(9)%
euro	$1.1156	$1.1127	—%	$1.1162	$1.1153	—%
Hungarian forint	$0.0036	$0.0036	—%	$0.0036	$0.0036	—%
Indian rupee	$0.0149	$0.0154	(3)%	$0.0149	$0.0158	(6)%
Malaysian ringgit	$0.2472	$0.2474	—%	$0.2452	$0.2658	(8)%
New Zealand dollar	$0.7221	$0.6508	11%	$0.6922	$0.7113	(3)%
Polish zloty	$0.2573	$0.2657	(3)%	$0.2563	$0.2685	(5)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2016 and 2015 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent	2016	2015	Increase Amount	Increase Percent
Total revenues	$152,586	$118,895	$33,691	28%	$354,282	$286,650	$67,632	24%
Operating expenses:
Direct operating costs	62,401	51,550	10,851	21%	165,520	135,754	29,766	22%
Salaries and benefits	12,954	11,862	1,092	9%	37,601	34,466	3,135	9%
Selling, general and administrative	7,642	7,052	590	8%	22,154	19,432	2,722	14%
Depreciation and amortization	10,151	8,115	2,036	25%	28,411	23,274	5,137	22%
Total operating expenses	93,148	78,579	14,569	19%	253,686	212,926	40,760	19%
Operating income	$59,438	$40,316	$19,122	47%	$100,596	$73,724	$26,872	36%
Transactions processed (millions)	488	401	87	22%	1,370	1,130	240	21%
ATMs as of September 30,	29,276	21,128	8,148	39%	29,276	21,128	8,148	39%
Average ATMs	27,350	21,781	5,569	26%	25,802	21,348	4,454	21%

Revenues
EFT Processing Segment total revenues for the three and nine months ended September 30, 2016 were $152.6 million and $354.3 million, respectively, an increase of $33.7 million or 28% and $67.6 million or 24% as compared to the same periods in 2015. The increases in total revenues for the three and nine months ended September 30, 2016 were primarily due to an increase in the number of ATMs under management, primarily in Europe and India, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $0.6 million and $5.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions, primarily in Europe.
Our EFT Processing business has also been affected by the ongoing economic crisis in Greece and the related capital controls implemented by the Greek government. In mid-2015, the Greek government implemented restrictions on the transfer of funds and cash withdrawals, which shifted the consumer behavior towards POS card payments. As result, there was an increase in transactions processed on our network of POS devices in Greece, which contributed to an increase in POS revenues. For the nine months ended September 30, 2016, revenues were also higher than the same period in the prior year as a result of a higher volume of sales of POS devices in Greece.
Average monthly revenues per ATM were $1,860 and $1,526 for the three and nine months ended September 30, 2016, respectively, compared to $1,820 and $1,492 for the three and nine months ended September 30, 2015, respectively. The increases were primarily due to an increase in ATMs under management in Europe and DCC transactions processed, partly offset by the strengthening of the U.S. dollar against key foreign currencies. Revenues per transaction were $0.31 for the third quarter and $0.26 for the first nine months of 2016 compared to $0.30 for the third quarter and $0.25 for the first nine months of 2015. The increases were primarily the result of revenue growth from DCC transactions, which earns higher revenues per transaction than other ATM or card based services, partially offset by ATM and transaction growth in India where we earn lower revenues per transaction along with the impact of the U.S. dollar strengthening against key foreign currencies.

Direct operating costs
EFT Processing Segment direct operating costs were $62.4 million and $165.5 million for the three and nine months ended September 30, 2016, respectively, an increase of $10.9 million or 21% and $29.8 million or 22% as compared to the same periods in 2015. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and nine months ended September 30, 2016 were primarily due to an increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $90.2 million and $188.8 million for the three and nine months ended September 30, 2016, respectively, compared to $67.3 million and $150.9 million for the three and nine months ended September 30, 2015, respectively. The increases in gross profits were primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed. Gross profit as a percentage of revenues (“gross margin”) were 59.1% and 53.3% for the three and nine months ended September 30, 2016, respectively, compared to 56.6% and 52.6% for the three and nine months ended September 30, 2015, respectively. The increases in gross profits as a percentage of revenue were primarily due to the increase in ATMs under management and DCC transactions processed, which earn higher revenues per transaction than other ATM or card based services. These increases were partly offset by increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs and increased site rental cost as we negotiate new locations and contracts, along with growth in the India market where we earn lower revenue per transaction.
Salaries and benefits
Salaries and benefits increased $1.1 million or 9%, and $3.1 million or 9% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases in salaries and benefits were primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs were 8.5% for the third quarter and 10.6% for the first nine months of 2016, compared to 10.0% for third quarter and 12.0% for the first nine months of 2015. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2016 were $7.6 million and $22.2 million, respectively, an increase of $0.6 million or 8% and $2.7 million or 14% as compared to the same periods in 2015. The increases were primarily due to the additional support costs as a result of the increase in the number of ATMs under management. As a percentage of revenues, selling, general and administrative expenses were 5.0% for the third quarter and 6.3% for the first nine months of 2016, compared to 5.9% for third quarter and 6.8% for the first nine months of 2015.
Depreciation and amortization
Depreciation and amortization expense increased $2.0 million and $5.1 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, and software assets. As a percentage of revenues, depreciation and amortization expense was essentially flat at 6.7% for the third quarter and 8.0% for the first nine months of 2016, compared to 6.8% and 8.1% for the same periods of 2015.
Operating income
EFT Processing Segment operating income for the three and nine months ended September 30, 2016 was $59.4 million and $100.6 million, respectively, an increase of $19.1 million or 47% and $26.9 million or 36% as compared to the same periods of 2015. EFT Processing Segment operating income for the three and nine months ended September 30, 2016 increased primarily from higher operating revenues due to the additional number of ATMs under management and growth in revenues earned from DCC and other value added service transactions.
Operating income as a percentage of revenues (“operating margin”) was 39.0% for the third quarter and 28.4% for the first nine months of 2016 compared to 33.9% for the third quarter and 25.7% for the first nine months of 2015. The increases in operating margins were primarily attributable to higher operating revenues being partially offset by variable expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.12 and $0.10 for the third quarter of 2016 and 2015, respectively, and $0.07 for both the nine months ended September 30, 2016 and 2015.

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2016 and 2015 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$167,226	$174,547	$(7,321)	(4)%	$497,945	$517,296	$(19,351)	(4)%
Operating expenses:
Direct operating costs	128,212	133,124	(4,912)	(4)%	379,423	396,860	(17,437)	(4)%
Salaries and benefits	13,352	12,745	607	5%	38,052	37,172	880	2%
Selling, general and administrative	8,133	11,411	(3,278)	(29)%	25,291	28,439	(3,148)	(11)%
Depreciation and amortization	2,734	2,660	74	3%	8,498	8,465	33	—%
Total operating expenses	152,431	159,940	(7,509)	(5)%	451,264	470,936	(19,672)	(4)%
Operating income	$14,795	$14,607	$188	1%	$46,681	$46,360	$321	1%
Transactions processed (millions)	314	337	(23)	(7)%	949	993	(44)	(4)%
Revenues
epay Segment total revenues for the three and nine months ended September 30, 2016 were $167.2 million and $497.9 million, respectively, a decrease of $7.3 million or 4% and $19.4 million or 4% as compared to the same periods in 2015. The decreases in total revenues for the three and nine months ended September 30, 2016 were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, and a decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers. Foreign currency movements reduced total revenues by approximately $1.4 million and $10.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decreases were partially offset by the transaction growth of non-mobile products processed in Germany, U.K. and Australia. For the three and nine months ended September 30, 2016, the decreased revenues were also the result of high promotional activities for non-mobile transactions in a particular market during the prior periods which did not recur in current periods; however, this decrease was partially offset by an unexpected high volume of non-mobile transactions in another emerging market.
Revenues per transaction were $0.53 for the third quarter and $0.52 for the first nine months of 2016 compared to $0.52 for the third quarter and $0.52 for the first nine months of 2015. The increase in revenues per transaction for the third quarter was driven by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies and a decline in low value mobile transactions in India.
Direct operating costs
epay Segment direct operating costs were $128.2 million and $379.4 million for the three and nine months ended September 30, 2016, respectively, a decrease of $4.9 million or 4% and $17.4 million or 4% as compared to the same periods in 2015. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decreases in direct operating costs for the three and nine months ended September 30, 2016 were primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K. The decreases were partly offset by additional cost to support the transaction growth of our non-mobile products.
Gross profit
Gross profit was $39.0 million and $118.5 million for the three and nine months ended September 30, 2016, respectively, as compared to $41.4 million and $120.4 million for the three and nine months ended September 30, 2015, respectively. The decreases in gross profit were due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K.

During the three and nine months ended September 30, 2016, gross margins were essentially flat compared to the same periods in the prior year. Gross margins were 23.3% and 23.8% for the three and nine months ended September 30, 2016, respectively, compared to 23.7% and 23.3% for the same periods in 2015.
Salaries and benefits
Salaries and benefits expense increased slightly for the three and nine months ended September 30, 2016 compared to the same periods in 2015. This was primarily due to the increase in salaries, benefits and bonus expense, which was mainly driven by higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits increased to 8.0% and 7.6% for the three and nine months ended September 30, 2016, respectively, compared to 7.3% and 7.2% for the same periods in 2015, primarily due to headcount growth exceeding transaction growth.
Selling, general and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2016 were $8.1 million and $25.3 million, respectively, a decrease of 29% and 11% as compared to the same periods in 2015. Selling, general and administrative expenses for the three and nine months ended September 30, 2016 decreased due to management of cost and due to a deferred cost write-down that was incurred in the third quarter of 2015 which did not recur in 2016. As a percentage of revenues, selling, general and administrative expenses were 4.9% and 5.1% for the three and nine months ended September 30, 2016, respectively, compared to 6.5% and 5.5% for the same periods in 2015.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expenses were flat for the three and nine months ended September 30, 2016 compared to the same periods in 2015. As a percentage of revenues, depreciation and amortization expenses was 2% for the three and nine months ended September 30, 2016 and 2015.
Operating income
epay Segment operating income for the three and nine months ended September 30, 2016 was $14.8 million and $46.7 million, respectively, an increase of $0.2 million and $0.3 million as compared to the same periods in 2015. epay Segment operating income for the three and nine months ended September 30, 2016 was essentially flat when compared to 2015 as the result of lower revenues largely offset by lower support costs.
Operating margin increased to 8.8% and 9.4% for the three and nine months ended September 30, 2016, respectively, from 8.4% and 9.0% for the same periods in 2015. Operating income per transaction was $0.05 for both the three and nine months ended September 30, 2016, compared to $0.04 and $0.05 for the same periods in 2015. Revenues per transaction remained constant for the nine months ended September 30, 2016 and increased slightly for the third quarter of 2016 compared to the same periods in 2015 despite the decrease in the number of transactions due to the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2016 and 2015 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent	2016	2015	Increase Amount	Increase Percent
Total revenues	$204,611	$188,232	$16,379	9%	$587,664	$498,689	$88,975	18%
Operating expenses:
Direct operating costs	109,944	97,928	12,016	12%	309,706	260,008	49,698	19%
Salaries and benefits	38,365	36,187	2,178	6%	114,582	100,581	14,001	14%
Selling, general and administrative	23,924	23,356	568	2%	68,930	63,089	5,841	9%
Depreciation and amortization	7,195	7,011	184	3%	21,868	19,703	2,165	11%
Total operating expenses	179,428	164,482	14,946	9%	515,086	443,381	71,705	16%
Operating income	$25,183	$23,750	$1,433	6%	$72,578	$55,308	$17,270	31%
Transactions processed (millions)	21.3	19.0	2.3	12%	60.5	49.4	11.1	22%
Revenues
Money Transfer Segment total revenues for the three and nine months ended September 30, 2016 were $204.6 million and $587.7 million, respectively, an increase of $16.4 million or 9% and $89.0 million or 18% as compared to the same periods in 2015. The increases in total revenues for the three and nine months ended September 30, 2016 were primarily due to increases in the number of money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks. Our domestic Walmart-2-Walmart money transfer service and organic growth accounted for a significant portion of the growth during these periods. The acquisition of IME (M) Sdn Bhd ("IME") and XE Corporation ("XE") completed during 2015 also contributed to the increase in total revenues for the nine months ended September 30, 2016. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $9.61 and $9.71 for the three and nine months ended September 30, 2016, respectively, compared to $9.91 and $10.09 for the three and nine months ended September 30, 2015, respectively. The decreases were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services and a third quarter 2015 benefit from increased foreign currency exchange margins related to a market dislocation on a currency pair in one of our markets which did not recur in 2016. Partly offsetting the decreases in revenues per transaction was the impact of the HiFX transactions which earn higher revenues per transaction than other money transfer services.
Direct operating costs
Money Transfer Segment direct operating costs were $109.9 million and $309.7 million for the three and nine months ended September 30, 2016, respectively, an increase of $12.0 million or 12% and $49.7 million or 19% as compared to the same periods in 2015. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and nine months of 2016 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the acquisition of IME.
Gross profit
Gross profits were $94.7 million and $278.0 million for the three and nine months ended September 30, 2016, respectively, as compared to $90.3 million and $238.7 million for the three and nine months ended September 30, 2015, respectively. The increases in gross profits were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. The impact of our acquisitions of IME and XE and the activity in our HiFX business due to the Brexit vote, also contributed to the increase in gross profits for the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, gross margins decreased to 46.3% and 47.3% for the three and nine months ended September 30, 2016, respectively, compared to 48.0% and 47.9% for the three and nine months ended September 30, 2015, respectively. The decrease is primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services.
Salaries and benefits
Salaries and benefits increased $2.2 million or 6% and $14.0 million or 14% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases in salaries and benefits were primarily due to the expansion of our operations in foreign markets. The acquisitions of IME and XE also contributed to the increase in salaries and benefits for the nine months ended September 30, 2016. As a percentage of revenues, salaries and benefits improved to 18.8% for the third quarter and 19.5% for the first nine months of 2016 from 19.2% for the third quarter and 20.2% for the first nine months of 2015. The decrease is primarily due to the increases in the number of money transfers processed, and the transaction growth exceeding headcount growth.
Selling, general, and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2016 were $23.9 million and $68.9 million, respectively, an increase of $0.6 million or 2% and $5.8 million or 9% as compared to the same periods in 2015. The increases were primarily due to expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. The acquisitions of IME and XE also contributed to the increase in selling, general, and administrative expenses for the nine months ended September 30, 2016.
As a percentage of revenues, selling, general and administrative expenses decreased to 11.7% for both the three and nine months ended September 30, 2016, compared to12.4% and 12.7% for the same periods of 2015. The decreases were primarily due to increases in the number of money transfers processed, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased 3% and 11% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase for the nine months ended September 30, 2016 was primarily due to the amortization of intangible assets related to the acquisitions of IME and XE and investments made to support the growth in the business. Partly offsetting the increase was the reduction in expenses associated with certain intangible assets that became fully amortized in the first quarter of 2015.
As a percentage of revenues, depreciation and amortization expense was 3.5% for the third quarter and 3.7% for the first nine months of 2016 as compared to 3.7% and 4.0% for the same periods of 2015. The decreases were primarily due to certain intangible assets becoming fully amortized and the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income for the three and nine months ended September 30, 2016 was $25.2 million and $72.6 million, respectively, an increase of $1.4 million or 6% and $17.3 million or 31% as compared to the same periods of 2015. Money Transfer Segment operating income for the three and nine months ended September 30, 2016 increased primarily due to the growth in the number of money transfers processed. The impact of our acquisitions of IME and XE also contributed to the increase in gross profits for the nine months ended September 30, 2016. The increases were partly offset by the additional salaries and benefits and other costs incurred to support the growth in the business.
As a percentage of revenues, operating margins were 12.3% and 12.4% for the three and nine months ended September 30, 2016, respectively, compared to 12.6% and 11.1% for same periods of 2015. Operating income per transaction was $1.18 and $1.20 for the three and nine months ended September 30, 2016, respectively, compared to $1.25 and $1.12 for the same periods in 2015. Operating margin and operating income per transaction for the third quarter of 2016 decreased primarily due to the third quarter 2015 results including a benefit of increased foreign currency exchange margins related to a market dislocation on a currency pair that did not recur in 2016 and additional salaries and benefits and other costs incurred to support the growth in the business. Operating margin and operating income per transaction improved for the nine months ended September 30, 2016 primarily due to the increases in the number of money transfers processed partially offset by the additional salaries and benefits and other costs incurred to support the growth in the business, including cost incurred for the migration of the XE money transfers to HiFX's platform set for the fourth quarter of 2016.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2016 and 2015 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$7,228	$6,276	$952	15%	$22,739	$19,939	$2,800	14%
Selling, general and administrative	1,680	1,916	(236)	(12)%	5,303	5,492	(189)	(3)%
Depreciation and amortization	40	207	(167)	(81)%	146	344	(198)	(58)%
Total operating expenses	$8,948	$8,399	$549	7%	$28,188	$25,775	$2,413	9%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $8.9 million and $28.2 million for the three and nine months ended September 30, 2016, respectively, an increase of 7% and 9% as compared to the same periods in 2015. The increases in salaries and benefits were primarily due to an increase in bonus expense related to the Company's improved performance. The decreases in selling, general and administrative expenses were primarily attributable to a charge for a contingency related to a prior year recorded in 2015 which did not recur in 2016.
OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase (Decrease) Amount	Increase (Decrease) Percent	2016	2015	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	$349	$539	$(190)	(35)%	1,244	1,642	(398)	(24)%
Interest expense	(7,724)	(6,690)	(1,034)	15%	(20,968)	(18,482)	(2,486)	13%
Foreign currency exchange loss, net	(1,527)	(16,010)	14,483	n/m	(1,299)	(34,066)	32,767	n/m
Other (losses) gains	—	(73)	73	n/m	19,903	315	19,588	n/m
Other income (expense), net	$(8,902)	$(22,234)	$13,332	n/m	$(1,120)	$(50,591)	$49,471	n/m
________________
n/m — Not meaningful
Interest income
The decreases in interest income for the three and nine months ended September 30, 2016 compared to the same periods of 2015 were primarily due to a decrease in interest earned on funds held in New Zealand, Poland and Russia.
Interest expense
The increases in interest expense for the three and nine months ended September 30, 2016 compared to the same periods of 2015 were primarily related to the additional borrowings under the revolving credit facility to fund the operating cash for our Independent ATM Deployed (“IAD”) networks.
Foreign currency exchange loss, net
Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from remeasurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is composed of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded net foreign currency exchange losses of $1.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, as compared to net foreign currency exchange losses of $16.0 million and $34.1 million for the same periods in 2015. These realized and unrealized net foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
Other (losses) gains
The results for the second quarter of 2016 included an investment gain of $19.4 million which is the result of our membership in Visa Europe Limited ("Visa Europe") which was sold to Visa, Inc. ("Visa") on June 21, 2016. Visa closed the transaction and provided consideration to the members of Visa Europe consisting of cash consideration of approximately €12.19 billion, issued (a) 2,480,466 shares of Series B Convertible Participating Preferred Stock and (b) 3,156,823 shares of Series C Convertible Participating Preferred Stock, and agreed to make an additional cash payment of €1.12 billion on the third anniversary of closing to Visa Europe members. Our portion of the consideration consisted of cash of $11.9 million, Visa Series B Preferred Shares which are convertible into Visa common shares with an approximate value of $6.4 million, and a long-term receivable of approximately $1.1 million.
INCOME TAX EXPENSE
The Company's effective income tax rates were 25.5% and 23.7% for the three and nine months ended September 30, 2016, respectively, compared to 34.8% and 34.4% for the three and nine months ended September 30, 2015, respectively. The effective income tax rates for the three and nine months ended September 30, 2015 were significantly influenced by foreign currency exchange losses. Excluding this item from pre-tax income, as well as the related tax effect, the effective income tax rates were 25.8% and 25.4% for the three and nine months ended September 30, 2015, respectively.
The Company's effective income tax rates for the three and nine months ended September 30, 2016 and 2015, as adjusted for foreign currency exchange gains and losses, were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its U.S. federal tax net operating loss carryforwards. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset the pre-tax U.S. GAAP income. Other than the impact of foreign currency exchange losses for the 2015 periods, there was no material change in the effective income tax rates for the three and nine months ended September 30, 2016 compared to the same periods of 2015.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $60.7 million and $145.5 million for the three and nine months ended September 30, 2016, respectively, an increase of $29.4 million and $80.2 million as compared to the same periods in 2015. The increase in net income for the first nine months of 2016 was primarily due to an increase in operating income of $42.1 million, a decrease of $32.8 million in net foreign currency exchange losses, and increase in investment income of $19.4 million. The increases were partly offset by an increase in income tax expense of $11.0 million, an increase in interest expense of $2.5 million and a decrease in other non-operating costs of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2016 and December 31, 2015, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $409.6 million and $227.1 million, respectively. Our ratio of current assets to current liabilities at September 30, 2016 and December 31, 2015 was 1.44 and 1.25, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facility and cash flows from operations. As of September 30, 2016, we had approximately $279 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $661.3 million at September 30, 2016, of which $575.9 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
Liquidity	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$217,491	$231,518
Investing activities	(55,581)	(173,112)
Financing activities	31,234	31,250
Effect of foreign currency exchange rate changes on cash and cash equivalents	10,634	(28,832)
Increase in cash and cash equivalents	$203,778	$60,824

Operating activity cash flow
Cash flows provided by operating activities were $217.5 million for the first nine months of 2016 compared to $231.5 million for the first nine months of 2015. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $55.6 million for the first nine months of 2016 compared to $173.1 million for the first nine months of 2015. The decrease is primarily due to cash paid for the IME and XE acquisitions in 2015 and the proceeds of $11.9 million received for the sale of our ownership interest in Visa Europe, partially offset by increased capital expenditures related to our ATM network expansion. During the first nine months of 2016, we used $61.6 million for purchases of property and equipment compared to $55.3 million during the first nine months of 2015. Cash used for software development and other investing activities totaled $3.7 million and $3.8 million for the first nine months of 2016 and 2015, respectively.

Financing activity cash flow
Cash flows provided by financing activities were $31.2 million for the first nine months of 2016 compared to $31.3 million for the first nine months of 2015. Our financing activities for the first nine months of 2016 consisted of net borrowings of $103.9 million compared to net debt borrowings of $31.4 million for the first nine months of 2015. The increase in net borrowings for the first nine months of 2016 compared to the same period of 2015 was the result of additional borrowings under the revolving credit facility to fund the operating cash of our IAD networks and finance the repurchase of $75.6 million of our stock in the open market. Additionally, we used $2.0 million and $2.5 million during the first nine months of 2016 and 2015, respectively, for capital lease repayments. During the first nine months of 2016, we paid $0.9 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $5.1 million for the same period of 2015. We received proceeds from stock option exercises of $5.1 million and $6.7 million for the first nine months of 2016 and 2015, respectively.
Other sources of capital
Credit Facility
As of September 30, 2016, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which has been reduced to $61.9 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of September 30, 2016, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of September 30, 2016, we had borrowings of $61.9 million outstanding under the term loan. We had $114.4 million of borrowings and $46.6 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2016. The remaining $439.0 million under the revolving credit facility was available for borrowing. As of September 30, 2016, the weighted average interest rates under the revolving credit facility and Term Loan A were 2.69% and 2.15%, respectively, excluding amortization of deferred financing costs.
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
Other debt obligations - Short-term debt obligations as of September 30, 2016 were primarily comprised of $8.4 million of payments due in the next twelve months under the Term Loan A. Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of September 30, 2016, there was $8.1 million outstanding under these facilities.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first nine months of 2016 were $64.8 million. These capital expenditures were made primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2016 are currently estimated to range from approximately $85.0 million to $95.0 million.

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
Share repurchase plan
In January 2016, we announced that our Board of Directors had authorized a stock repurchase program ("2016 Program") allowing us to repurchase up to $100 million in value or 5 million shares of our common stock through December 10, 2017. We purchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million during the first nine months of 2016. The remaining $24.4 million of value authorized under the 2016 Program remains available for share repurchases.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3 million shares of its common stock through June 14, 2018. No repurchases have been made under this program.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2016, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2016. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2016, our future contractual obligations have not changed significantly from the amounts reported within our 2015 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2016, our total debt outstanding was $540.0 million. Of this amount, $355.6 million, or 66% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of September 30, 2016, the fair value of our fixed rate Convertible Notes was $546.9 million, compared to a carrying value of $355.6 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $176.3 million, or 33% of our total debt obligations, relates to debt borrowings under our Credit Facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.2 million.
The remaining $8.1 million, or 1%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of September 30, 2016, we had approximately $7.4 million of capitalized leases with fixed payment and interest terms that expire between 2016 and 2020.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2016, approximately 72% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2016, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $80 million to $85 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange loss, net on Consolidated Statements of Income. As of September 30, 2016, we had foreign currency derivative contracts outstanding with a notional value of $216 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2016, we held foreign currency derivative contracts outstanding with a notional value of $1.2 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2016, the Company had foreign currency forward contracts outstanding with a notional value of $261 million, primarily in British pounds, euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Form 10-Q for the quarter ended June 30, 2016.

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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
October 28, 2016
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer