Form 10-K
period 2016-12-31
EURONET WORLDWIDE INC
filed 2017-03-01
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.4 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2016.

As of February 28, 2017, the registrant had 52,359,621 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Core Business Segments

We operate in the following three segments as of December 31, 2016:

The EFT Processing Segment processes transactions for a network of 33,973 ATMs and approximately 163,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2016, the EFT Processing Segment accounted for approximately 24% of Euronet's consolidated revenues.

The epay Segment provides electronic distribution and processing of prepaid mobile airtime and other electronic payment products and collection services for various payment products, cards and services. We operate a network that includes approximately 661,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2016, the epay Segment accounted for approximately 35% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, and IME, and global account-to-account money transfer services under the brand names HiFX and xe. We offer services under the brand names Ria, AFEX Money Express and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 317,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2016, the Money Transfer Segment accounted for approximately 41% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 160 countries. We have 13 transaction processing centers, including six in Europe, five in Asia Pacific and two in North America. We also maintain 61 business offices that are located in 41 countries. Our corporate offices are located in Leawood, Kansas, USA.

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

Initially, most of Euronet's resources were devoted to establishing and expanding the ATM network and ATM management services business in Europe. In December 1998, we acquired Arkansas Systems, Inc. (now known as "Euronet USA"), a U.S.-based company that produces electronic payment and transaction delivery systems software for retail banks internationally, which resulted in significant ongoing savings in third-party licensing, services and maintenance costs. By the end of 1998, we were doing business in Hungary, Poland, Germany, the Czech Republic and Croatia. From 1998 until 2005, we developed networks in India, Slovakia, Serbia and Bulgaria.

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. In 2009 Euronet, through one of its group companies, was granted authorization as an e-money institution in the United Kingdom ("U.K.") under the E.U.'s E-Money Directive.  Euronet obtained relevant memberships of Visa and MasterCard during 2011. In 2011, the Second E-Money Directive ("2EMD") came into effect. 2EMD enables authorized e-money institutions to provide payment services and issue e-money throughout the European Economic Area under a single regulatory framework.  By obtaining the status as an authorized e-money institution together with its principal memberships of Visa and MasterCard, Euronet has been able to expand its Independent ATM Deployed ("IAD") networks across Europe. By the end of 2016, Euronet's IAD network of ATMs had expanded to include 20 countries. Our product portfolio for the EFT Processing Segment operates in 87 countries.

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

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license under the E.U.'s Payment Services Directive ("PSD") from the U.K. Financial Services Authority, which allowed Ria to operate under one license and one regulator for all European Economic Area Member States. The license also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. In 2014, Euronet added a complementary product to the money transfer portfolio through the acquisition of HiFX, which offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. In 2015, we completed the acquisition of IME (M) Sdn Bhd
("IME") which provided Euronet with immediate entry into the Asian and Middle East money transfer send markets. In 2015, we also added a complementary business line through the acquisition of xe Corporation ("xe"), which provides currency-related data and international payment services. In addition to expanding its money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

2016 Developments

In October 2016, the Company completed the acquisition of YourCash Europe Limited and its subsidiaries (“YourCash”). YourCash is a company incorporated in England that owns and operates primarily merchant filled ATMs in the United Kingdom, Netherlands, Belgium and Ireland.

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

The major sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Slovakia, Serbia, Greece and Ukraine), the Middle East and Asia Pacific (India, China, Malaysia and Pakistan), as well as several developed countries of Western Europe. As of December 31, 2016, we operated 33,973 ATMs compared to 21,360 at December 31, 2015. The increase was largely due to the expansion of our ATM networks in India and several European countries, and the acquisition of YourCash.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 12.8% as indicated in the following table:

(in millions)	2012	2013	2014	2015	2016
EFT Processing transactions per year	1,164	1,188	1,262	1,523	1,885

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. They operate 24 hours a day, seven days a week and consist of production IBM iSeries computers or a combination of Windows and Linux servers, which run various proprietary software packages. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and a new, innovative switching software package named “Renaissance” which has been rolled out to our processing center in Budapest, Hungary. We will progressively be transitioning all of our networks to Renaissance.

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

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our internally developed software solutions. The ATMs in our IAD networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and UnionPay International, as well as international ATM networks such as PULSE®. This is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.

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

Dynamic Currency Conversion

We offer dynamic currency conversion (“DCC”) over our IAD networks, ATM networks that we operate on an outsourced basis for banks, and over banks' ATM networks or POS devices as a stand-alone service. DCC is a feature of the underlying ATM or POS transaction that is offered to customers completing transactions using a foreign debit or credit card issued in a country with a currency other than the currency where the ATM or POS is located. The customer is offered a choice between completing the transaction in the local currency or in the customer's home currency via a DCC transaction. If a cardholder chooses to perform a DCC transaction, the acquirer or processor performs the foreign exchange conversion at the time that the funds are delivered at an ATM or transactions completed through the POS terminal, which results in a pre-defined amount of the customer's home currency being charged to their card. Alternatively, the customer may have the transaction converted in the ordinary way, in which the amount of local currency is communicated to the card issuing bank and the card issuing bank makes the conversion to the customer's home currency.

When a customer chooses DCC at an ATM or POS device and Euronet acts as the acquirer or processor, we receive all or a portion of the foreign exchange margin on the conversion of the transaction. On our IAD ATMs, Euronet receives the entire exchange margin. If Euronet is not the acquirer or processor, we share the DCC revenue with the sponsor bank. On ATMs or POS devices that are operated for banks, or where we offer DCC as a stand-alone service to banks or merchants, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction can substantially increase the amount Euronet earns from the underlying ATM or POS transaction and increase the profitability of those ATMs on which DCC is offered.

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include mobile top-up, fraud management, bill payment, CRM, foreign remittance payout, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our proprietary software is used by processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options. Our proprietary software consists of our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and a new, innovative switching software package named “Renaissance”.

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

We continually strive to make our own ATM networks more efficient by eliminating underperforming ATMs and installing ATMs in more desirable locations. We make selective additions to our own ATM network if we see market demand and profit opportunities. In tourist locations, we also shut down ATMs during the winter season when tourist activity is low.

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

Seasonality

Our EFT Processing business experiences its heaviest demand for cash withdrawals and DCC during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other prepaid and payment products on a network of approximately 661,000 POS terminals across approximately 305,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. Our processing centers for the epay Segment are located in Billericay, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA.

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

In addition to sale of traditional mobile top-up volume described above, we have expanded distribution into non-mobile products and also provide value added services. We have leveraged our existing technology infrastructure to sell non-mobile products, which have been sold through our traditional retailer network and new retailer relationships.

We expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We are continuing to focus on growing our distribution network through Independent Sales Organizations that contract with retailers in their network to distribute prepaid mobile airtime or other content from their POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, petrol stations, and other larger scale retailers, where we can negotiate agreements with the retailer on a multi-year basis.

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

Non-Mobile Products and Services

Our POS network is used for the distribution of other products and services. Although prepaid mobile airtime is the single most significant product distributed through our epay Segment, we also distribute digital content such as, music, games and sofware, as well as other products including gift cards, prepaid vouchers, long distance calling card plans, prepaid Internet plans, debit cards, transport payments, lottery payments, and bill payment. Through our cadooz subsidiary, we also distribute vouchers and physical gifts. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. In 2016, revenues and gross profit from products other than prepaid mobile airtime were approximately 63% and 55%, respectively, of the total for the epay Segment.

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

The number of transactions processed on our POS network has increased over the last five years at a CAGR of approximately 3.8% as indicated in the following table:

(in millions)	2012	2013	2014	2015	2016
epay processing transactions per year	1,113	1,115	1,244	1,335	1,294

epay Segment Strategy

Mobile top up transactions are declining in many developed markets and transaction fees for mobile transactions are being compressed by the mobile operators. epay's strategy is to defend margins in developing markets by providing value added services to mobile operators and to decrease our reliance on mobile top up by increasing distribution of other digital content.
New product initiatives focus on products such as gift card malls, prepaid debit cards, transport and digital content, including music, software and games. Strategic execution behind new products includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all of the countries in which we have a presence. Examples of global brands we distribute include iTunes, Google Play and Microsoft.

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

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of total consolidated revenues. epay has a contract for the technology and distribution infrastructure for six state-owned lotteries in Germany. In addition, epay has contracts with the state of Florida's (USA) Turnpike partners and Transurban Limited, the largest manager of toll road networks in Australia, Cubic supporting New South Wales Transport ticketing in Australia and with New Zealand Transport Authority, which operates all toll roads in New Zealand. In Germany, cadooz has a contract with Deutsche Bahn, which is majority owned by the German state. We also have a contract for the distribution of mobile airtime with a Saudi company, which is majority owned by the Saudi government. There are no other government contracts in the epay Segment.

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

We believe our size and market share are competitive advantages in many markets. In addition, we believe our platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the content providers and retailers. We have introduced new digital products into the marketplace such as digital payment for online media subscriptions. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market for these products.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, xe and HiFX. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 317,000 locations and our websites riamoneytransfer.com and imeremit.com. Most of our money transfers are originated through sending agents in approximately 32 countries, with money transfer delivery completed in 146 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

In addition, we provide global account-to-account money transfer services under the brand names HiFX and xe. We offer services via our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and through HiFX customer service representatives. xe provides foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com). Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 28.0% as indicated in the following table:

(in millions)	2012	2013	2014	2015	2016
Money transfer transactions per year	30.7	35.2	48.5	68.7	82.3

Our sending agent network includes a variety of agents, including Walmart, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Bracknell, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia. We mainly operate Ria call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; Kuala Lumpur, Malaysia; Dakar, Senegal; Mumbai, India and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers. Additionally, we operate HiFX call centers in Windsor, U.K. and Sydney, Australia.

Money Transfer Products and Services

Money transfer products and services are sold primarily through three channels at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com, imeremit.com, www.hifx.com, www.hifx.co.uk, www.hifx.com.au,
xe.com and x-rates.com (online transactions).

In an online transaction, customers send funds, using a bank account or credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

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

Through our Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S., our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a significantly lower margin from these transactions than its traditional money transfers; however, the arrangement adds a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement has an initial term expiring in April 2017 which will automatically renew for an initial two year term and subsequent one year terms unless either party provides notice to the contrary; no such notices have been provided. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

xe offers foreign currency exchange subscriptions, advertising on its websites and money transfer services on its websites. Until October 2016, xe used a third party provider to provide its money transfer services, and received only a share of the revenues from transactions. In October 2016, the provision of money transfer services over the xe website was migrated to HiFX, and we are now receiving all of the revenues from transactions over the xe websites.

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

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $33.3 billion in money transfers in 2016.

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through our stores and agents, and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth. Additionally, we are expanding our HiFX and xe businesses into new markets.

Seasonality

Our money transfer business is significantly impacted by seasonality that varies by region. In most of our markets, we experience increased money transfer transaction levels during the month of May and in the fourth quarter of each year, coinciding with various holidays. Additionally, in the U.S. to Mexico corridor, we usually experience our heaviest volume during the May through October time frame, coinciding with the increase in worker migration patterns and various holidays, and our lowest volumes during the first quarter.

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Bangladesh, Benin, Brazil, Bosnia-Herzegovina, Burundi, China, Costa Rica, Cote d'Ivoire, Ecuador, Egypt, Eritrea, Ghana, Guatemala, Guyana, Indonesia, Mali, Mexico, Pakistan, Philippines, Poland, Romania, Senegal, Serbia, Togo, Tunisia, Uganda, Ukraine, Vietnam, Burkina Faso, El Salvador, Gambia, Guinea, Guinea Bissau, Honduras, India, Kenya, Moldova, Myanmar, Niger, Rwanda, Sri Lanka, Suriname, Tanzania, Yemen and Zambia.

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, together with hundreds of smaller registered and unregistered money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competition includes The Western Union Company, the leading competitor with revenue approximately four times greater than the next largest competitor. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that compete with traditional money payment services, such as stored-value cards, debit networks and web-based services and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Product Research, Development and Enhancement

In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services.

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $12.0 million, $7.8 million, and $8.7 million in 2016, 2015 and 2014, respectively. Development costs that were capitalized totaled $6.6 million, $5.2 million and $5.8 million in 2016, 2015 and 2014, respectively.

In our epay Segment, development has focused on expanding the types of electronic payment products and services available to consumers over our network to include, for example, prepaid vouchers, transport payments, lottery payments, gift and debit cards, and bill payment capabilities. This is intended to make our offerings more attractive to retailers.

In the Money Transfer Segment, development has focused on expanding our services to Internet enabled devices through our various websites. This is intended to expand our customer base in existing and new corridors.

Financial Information by Geographic Area

For information on results of operations, property and equipment, and total assets by geographic location, please see Note 16, Business Segment Information, to the Consolidated Financial Statements. Additionally, see Item 1A - Risk Factors, for risk factors related to foreign operations.

Employees

We had approximately 6,200, 5,600 and 4,600 employees as of December 31, 2016, 2015, and 2014, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2016 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products are regulated services requiring a license under the PSD as implemented in each European country. The PSD requires a license to perform certain defined "payment services" in a European country, which may be extended throughout the European Economic Area Member States ("Member States") through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K. authorization to thirteen host member states operating under the PSD. Additionally, in the U.K., we have obtained an e-money license under the 2EMD. The e-money license allows Euronet to issue e-money and provide the same services as a PSD licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license holder is currently operating in eighteen Member States.

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

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has implemented U.S. federal regulations for electronic money transfers. Prior to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010 (“Dodd-Frank Act”), international money transfers were generally not addressed by existing federal consumer protection regulations. The Dodd-Frank Act expanded the scope of the Electronic Fund Transfer Act to provide consumer protections for international remittance transfers. On January 20, 2012, the Consumer Financial Protection Bureau ("CFPB"), established under the Dodd-Frank Act with authority to implement the consumer protective measures, adopted a rule that increased protections for consumers who transmit money internationally. The CFPB's Rule for International Remittances became effective October 28, 2013. Included among the protections are disclosure requirements, cancellation rights and error resolution procedures for consumer complaints. The Dodd-Frank Act further protects consumers by making it unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices (collectively, "UDAAPs") and grants the CFPB with rule making and enforcement authority to prevent UDAAPs in connection with transactions for consumer financial products or services. The CFPB audits our compliance with these rules, and we may be subject to fines or penalties for violations of any of such rules.

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

Privacy and Information Security Regulations

Our Money Transfer Segment operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include those adopted by the member states of the European Union ("E.U.") under Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995 (the “Directive”), as well as the laws of other countries. The Directive prohibits the transfer of personal data to non-European Union member nations that do not provide adequate protection for personal data. In some cases, the privacy laws of an EU member state may be more restrictive than the Directive and may impose additional requirements that we must comply with to operate in the respective country. Generally, these laws restrict the collection, processing, storage, use and disclosure of personal information and require that we safeguard personal customer data to prevent unauthorized access.

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
Money Transfer Compliance Policies and Programs

We have developed risk-based policies and programs to comply with existing and new laws, regulations and other requirements outlined above, including having dedicated compliance personnel, training programs, automated monitoring systems and support functions for our offices and agents. To assist in managing and monitoring our money laundering and terrorist financing risks, we continue to have our compliance programs, in many countries, independently examined on an annual basis. In addition, we continue to enhance our anti-money laundering, counter-terrorist financing compliance policy, procedures and monitoring systems, as well as our consumer protection policies and procedures.

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

Executive Officers of the Registrant

The name, age, period of service and position held by each of our Executive Officers as of March 1, 2017 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	60	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	59	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	62	December 1996	Executive Vice President - General Counsel
Kevin J. Caponecchi	50	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	46	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	53	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	41	January 2014	Senior Vice President - Chief Technology Officer

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

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. In the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion during the third quarter of the fiscal year, coinciding with the tourism season in Europe. As a result, our revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year. Additionally, transaction levels have consistently been higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid products and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record. In the Money Transfer Segment, we experience increased transaction levels during the May through October timeframe, coinciding with certain holidays and the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

The incoming U.S. presidential administration has proposed certain actions that could have an adverse effect on our money transfer business.

Our money transfer business relies on the free flow of funds along remittance corridors, and our largest corridor is the U.S. to Mexico. U.S. President Donald J. Trump, certain members of the U.S. House of Representatives, and key U.S. administrative officials and policy makers have suggested renegotiation of the North American Free Trade Agreement ("NAFTA") and the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and Mexico. Any such proposals, such as a tax or restriction on remittances or transfers of money out of the U.S. could have a material adverse impact on our business.

A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.

Concerns over slow economic growth, level of sovereign debt in many parts of the world, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the world economy and the markets going forward. These factors, combined with volatile oil prices, reduced business and consumer confidence and slow recovery from high unemployment rates, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, content providers, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If content providers and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues.

Retaining the founder and key executives of our company, and of companies that we acquire, and finding and retaining qualified personnel is important to our continued success, and any inability to attract and retain such personnel could harm our operations.

The development and implementation of our strategy has depended in large part on the co-founder of our company, Michael J. Brown. The retention of Mr. Brown is important to our continued success. In addition, the success of the expansion of businesses that we acquire may depend in large part upon the retention of the founders or leaders of those businesses. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in the markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.

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

We have a substantial amount of indebtedness. As of December 31, 2016, total liabilities were $1,812.3 million, of which $561.7 million represents long-term debt obligations, and total assets were $2,712.9 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Our total assets include approximately $855.0 million, or 32% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., the U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

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

For example, currently there are no limitations in any of the countries in which we have subsidiaries on the repatriation of profits from these countries, but foreign currency exchange control restrictions, taxes or limitations may be imposed or tightened in the future with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed or tightened, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us. As discussed under "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under existing U.S. tax laws, repatriation of certain assets to the U.S. could have adverse tax consequences.

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
Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment, employ expatriates and resolve tax disputes. We also have a number of contracts with foreign governments or entities owned or controlled by foreign governments. These interactions and contracts create a risk of violation of the FCPA or other similar laws.
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

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. We operate financial transaction processing networks that offer new products and services to customers, and the laws and regulations in the markets in which we operate evolve and are subject to rapid change. Although we have knowledgeable local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control, data protection, employment, transfer pricing and other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.

Our business may be adversely affected if recent developments to applicable data protection regulations in the European Union require us to cease the transfer of personal data from the European Union to the United States.

In October 2015, the European Court of Justice invalidated the European Commission’s decision regarding the transfer of personal data from the EU to the United States (known as the Safe Harbor Decision). Prior to the ruling of the European Court of Justice, the Safe Harbor Decision provided a mechanism that facilitated personal data transfers to the United States in compliance with the EU’s Directive on Data Protection. Our money transfer business relies on the transfer of EU citizens’ personal information to the United States to enable payment of money remittance transactions to beneficiaries through our correspondent network. Despite the October 2015 ruling of the European Court of Justice, we believe we remain in compliance with EU regulations regarding the transfer of personal data to the United States. If we are unable to transfer personal data from the EU to the United States or other countries where we operate, then it could affect the manner in which we provide our services or adversely affect our financial results.

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

During 2015, Greece experienced a sovereign debt crisis which led to speculation about the possibility of Greece leaving the Eurozone and adopting another currency. Developments in the latter part of 2015 resulted in Greece remaining a member of the European Union and the Eurozone. However, Greece's economy continues to struggle and in the future Greece could leave the E.U. The Company has considered the impact on its business in Greece should Greece adopt another currency. While there is a general risk of reporting net asset values and operating results in an adopted currency which may translate to U.S. dollars at different rates than the euro, we recognize there is a more specific economic risk associated with cash balances in Greece. We hold cash in Greece in banks as well as in our ATM network. A conversion of those cash amounts from euros to another currency could have an adverse effect on our financial condition or results of operations, either from initial conversion or from subsequent changes in currency exchange rates. The magnitude of this risk increases when cash balances in our ATM network increase during the tourism season. While such a currency change does not appear to be an immediate risk under current circumstances, the Company continues to monitor developments in this area and will attempt to mitigate any adverse effects where possible.

In November 2016, without advance warning, the Indian government announced that it would remove from circulation two of the most often used Indian banknotes, the Rs 500 and Rs 1000 banknotes. The government expected that the notes would rapidly be replaced with a new Rs 500 note and a new Rs 2000 note, retiring (or demonetizing) completely the Rs 1000 banknote. However, distribution of the new notes was delayed, and circulation of the new notes only commenced in February 2017.  While the cash supply has been restored progressively during the first months of 2017, the shortage of cash in November and December 2016 adversely impacted Euronet's 2016 fourth quarter revenue earned from ATM cash withdrawals on the more than 12,000 ATMs Euronet owns or operates as well as revenue earned from money transfer remittance payout in India. Any additional delay in restoring the cash supply will continue to adversely impact our results. The action by the Indian government was motivated by a desire to penalize Indians holding large quantities of money earned from illicit business. Any similar action by other governments in countries in which we do business could have an adverse effect on our business.

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

Various provisions of our certificate of incorporation and bylaws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party which our management and board of directors opposes. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

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

An additional 13.5 million shares of Common Stock, representing approximately 26% of the shares outstanding as of December 31, 2016, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2016, we had 3.3 million and 0.5 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 2.2 million options are vested and exercisable as of December 31, 2016. Approximately 4.2 million additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.6 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 3.8 million total options and restricted stock awards outstanding, an aggregate of 2.2 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

Our epay Segment derives revenues based on processing fees and commissions from mobile phone operators and other content providers. Growth in our prepaid mobile business in any given market is driven by a number of factors, including the overall pace of growth in the prepaid mobile phone market which is impacted by competing postpaid services, our market share of the retail distribution capacity, the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain, and the value provided to the retailers through the types of products offered and the level of integration with their systems. Also, competition among prepaid mobile distributors results in retailer churn and the reduction of commissions paid by prepaid content providers, although a portion of such reductions can be passed along to retailers. In recent years, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. Additionally, the number of prepaid mobile top-up transactions we process has declined in certain markets. We have generally been able to mitigate these trends due to growth in the number of higher margin non-mobile product transactions, driven by acquisitions and organic growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.

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

Certain developments in the field of electronic financial transactions may reduce the need for ATMs, prepaid product POS terminals and money transfer agents. An example of this type of development is the use of near field technology (NFC) in retail transactions, which if widely accepted in a market reduces the need for cash and can negatively impact the level of ATM transactions in that market. Advances in biometric payment solutions could have similar adverse impact. These developments may reduce the transaction levels that we experience on our networks in the markets where they occur. Financial institutions, retailers and agents could elect to increase fees to their customers for using our services, which may cause a decline in the use of our services and have an adverse effect on our revenues. If transaction levels over our existing network of ATMs, POS terminals, agents and other distribution methods do not increase, growth in our revenues will depend primarily on increased capital investment for new sites and developing new markets, which reduces the margin we realize from our revenues.

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

Because our business is highly dependent on the proper operation of our computer networks and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.

Our business involves the operation and maintenance of sophisticated computer networks and telecommunications connections with financial institutions, mobile phone operators, other content providers, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware, security breaches and software errors. Transactions in the EFT Processing Segment are processed through our Budapest, Beijing, Mumbai and Karachi processing centers. Transactions in the epay Segment are processed through our London, Martinsried, Hamburg, Milan, Buena Park, California and Kansas City, Missouri processing centers. Transactions in our Money Transfer Segment are processed through our Buena Park, California, Kansas City, Missouri, Bracknell, Auckland, and Kuala Lumpur processing centers. Any operational problem in these centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

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
In addition to electronic fraud issues and breaches of our systems, the possible theft and vandalism of ATMs or cash in the ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism, and to a new form of attack whereby the security of the ATM is breached electronically by transmitting a command to the ATM to dispense cash without a card being present. We constantly monitor ATM security and take measures to protect our systems from such attacks and other breaches, but we cannot be certain that our measures will be effective against new, rapidly developing methods used by criminal elements. Although we are insured against such risks, deductibles, exclusions or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs or loss of cash due to security breaches of our ATM networks. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.

We could incur substantial losses if one of the third party depository institutions we use in our operations were to fail.

As part of our business operations, we maintain cash balances at third party depository institutions. We could incur substantial losses if a financial institution in which we have significant deposits fails.

We are required under certain national laws and the rules of financial transaction switching networks in many of our markets to have ''sponsors'' to operate ATMs and switch ATM transactions. Our failure to secure ''sponsor'' arrangements in any of our markets that require bank sponsors could prevent us from doing business in that market.

Under the laws of some countries, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution outside of the E.U. we are required to have a ''sponsor'' bank to conduct ATM operations in those countries. In addition, in all of our non-E.U. markets, the rules governing national transaction switching networks owned or operated by banks, and to other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard, require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in many of our markets depends on our ability to secure these ''sponsor'' arrangements with financial institutions.

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

We rely on third party financial institutions to provide us with a portion of the cash required to operate our ATM networks in certain countries. If these institutions were unable or unwilling to provide us with the cash necessary to operate our ATM networks, we would be required to locate additional alternative sources of cash to operate these networks.

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2016, the amount of cash used in our ATM networks under these supply agreements was approximately $340.0 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

Our operating results in the money transfer business may be harmed if there are adverse changes in worker immigration patterns, our ability to expand our share of the existing electronic market and to expand into new markets and our ability to continue complying with regulations issued by the Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act (“BSA”), Financial Crimes Enforcement Network (“FINCEN”), PATRIOT Act regulations, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) or any other existing or future regulations that impact any aspect of our money transfer business.

Our money transfer business primarily focuses on workers who migrate to foreign countries in search of employment and then send a portion of their earnings to family members in their home countries. Changes in U.S. and foreign government policies or enforcement, including changes that have been, or maybe, implemented by the U.S. President or Congress, toward immigration may have a negative effect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.

Both U.S. and foreign regulators have become increasingly aggressive in the enforcement of the various regulatory regimes applicable to our businesses and the imposition of fines and penalties in the event of violations. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the PATRIOT Act, the Dodd-Frank Act and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenues and earnings. Anti-money laundering and consumer protection regulations require us to be responsible for the compliance by agents with such regulations. Although we have training and compliance programs in place, we cannot be certain our agents will comply with such regulations and we may be held responsible for their failure to comply, resulting in fines and penalties.

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

The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies that offer money transfer services and with retail agents that collect and remit cash collected from end consumers. Certain major national and international banks have already withdrawn from providing service to money services businesses ("MSBs"). Should our own banks decide to not offer depository services to companies engaged in processing money transfer transactions, or to retail agents that collect and remit cash from end customers, our ability to complete money transfers, and to administer and collect fees from money transfer transactions, could be adversely impacted.

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

If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and working capital. Increased volatility may make us less attractive to certain types of investors. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

The United Kingdom's referendum vote in favor of leaving the European Union could adversely affect us.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union ("E.U."), commonly referred to as Brexit. The announcement of the results of the referendum resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  The strengthening of the U.S. dollar relative to other currencies negatively impacts the amount of our reported earnings outside the U.S. because foreign currencies translate into fewer U.S. dollars.
As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the terms of trade and immigration between the U.K. and E.U. countries, and increased regulatory complexities. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2016, we also have 34 principal offices in Europe, 12 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. Processing centers we operate for the epay Segment are located in Billericay, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Bracknell, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2016		2015
For the quarters ended	High	Low	High	Low
December 31	$84.81	$70.57	$82.49	$70.82
September 30	$82.20	$68.04	$76.55	$59.07
June 30	$82.12	$65.33	$62.75	$56.05
March 31	$79.78	$52.00	$58.76	$44.96

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

Holders

At December 31, 2016, we had 49 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2016, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2011 through December 31, 2016 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2011.

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

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2017. Used with permission. All rights reserved.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2016.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:			4,155,315
Stock option awards	3,310,976	$36.20
Restricted stock unit awards	494,868	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,805,844	$36.20	4,155,315
____________________________

(1)	The weighted average exercise price in this column does not take into account the restricted stock unit awards.

(2)	Included in this column is 0.3 million shares remaining under our employee stock purchase plan. During 2016, Euronet issued 34,658 shares to employees under the employee stock purchase plan.

Stock Repurchases

During the quarter ended December 31, 2016, the Company did not repurchase any common stock.

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2016	2015	2014	2013	2012
Income statement data:
Revenues	$1,958,615	$1,772,262	$1,664,150	$1,413,169	$1,267,601
Operating expenses (1)	1,628,313	1,497,396	1,433,964	1,229,705	1,145,429
Depreciation and amortization	80,529	70,025	71,455	65,053	64,167
Operating income (1)	249,773	204,841	158,731	118,411	58,005
Other expenses, net	(16,880)	(63,747)	(17,228)	(3,326)	(10,671)
Income from continuing operations before income taxes	232,893	141,094	141,503	115,085	47,334
Income tax expense	(58,795)	(42,602)	(40,015)	(27,732)	(26,937)
Income from continuing operations	$174,098	$98,492	$101,488	$87,353	$20,397
Earnings per share from continuing operations:
Basic	$3.34	$1.89	$1.96	$1.76	$0.41
Diluted	$3.23	$1.83	$1.89	$1.69	$0.40
Balance sheet data (at period end):
Assets	$2,712,872	$2,192,714	$2,038,447	$1,595,158	$1,547,438
Debt obligations, long-term portion	561,663	405,472	397,256	185,478	282,501
Capital lease obligations, long-term portion	6,969	4,147	2,148	2,872	4,589
Summary network data
Number of operational ATMs at end of period	33,973	21,360	20,364	18,311	17,600
EFT processing transactions during the period (millions)	1,885	1,523	1,262	1,188	1,164
Number of operational prepaid processing POS terminals at end of period (rounded)	661,000	674,000	681,000	665,000	680,000
Prepaid processing transactions during the period (millions)	1,294	1,335	1,244	1,115	1,113
Money transfer transactions during the period (millions)	82.3	68.7	48.5	35.2	30.7
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

•
The EFT Processing Segment, which processes transactions for a network of 33,973 ATMs and approximately 163,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 661,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 317,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 34 principal offices in Europe, 12 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 72% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 24% of total consolidated revenues for the year ended December 31, 2016, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 35% of total consolidated revenues for the year ended December 31, 2016, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer. Agreements with mobile operators and prepaid content providers are important to the success of our business. These agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 41% of total consolidated revenues for the year ended December 31, 2016, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and our websites www.riamoneytransfer.com, imeremit.com, xe.com, x-rates.com, www.hifx.com, www.hifx.co.uk and www.hifx.com.au, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime and digital content distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must decrease our reliance on prepaid mobile top up, capture market share from distribution of other digital content, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (growth in electronic payment products, expansion of our network of retailers and access to mobile operators' and other content providers' products) remain present.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2016, 2015 and 2014

	Revenues			Operating Income (Expense)
(in thousands)	2016	2015	2014	2016	2015	2014
EFT Processing	$464,254	$379,523	$358,636	$117,156	$94,394	$91,321
epay	693,986	708,373	783,781	68,242	66,439	61,070
Money Transfer	801,919	685,635	523,150	101,526	78,658	42,741
Total	1,960,159	1,773,531	1,665,567	286,924	239,491	195,132
Corporate services, eliminations and other	(1,544)	(1,269)	(1,417)	(37,151)	(34,650)	(36,401)
Total	$1,958,615	$1,772,262	$1,664,150	$249,773	$204,841	$158,731

Summary

Our annual consolidated revenues increased by 11% for 2016 compared to 2015 and by 6% for 2015 compared to 2014.
The increases in revenues for 2016 and 2015 were primarily due to the acquisitions of IME, the continued growth of the Walmart-2-Walmart money transfer service since its April 2014 launch and growth in the number of money transfers processed by the core Ria business in our Money Transfer Segment, an increase in the number of ATMs under management, along with an increase in demand for dynamic currency conversion ("DCC") and other value added services, in our EFT Processing Segment, and an increase in the number of non-mobile transactions processed by our epay subsidiaries. These increases were partly offset by decreases in the number of prepaid mobile transactions processed by our epay subsidiaries. The October 2016 acquisition of YourCash Europe Limited and its subsidiaries ("YourCash") contributed to the increase in number of ATMs and transactions processed in our EFT Processing Segment in 2016. The increase in revenues for 2015 also was due to the inclusion of a full year of contributions from HiFX since its acquisition in May 2014.
The increases in operating income for 2016 and 2015 were primarily due to the increase in the number of money transfer transactions processed, including Walmart-2-Walmart transactions and those of our businesses acquired in 2015 and 2014, the increase in ATMs under management, along with the increase in demand for DCC and other value added services, and the increase in the number of non-mobile transactions processed for epay. These increases were partly offset by a decrease in the number of prepaid mobile transactions processed and an increase in salaries and benefits and other costs to support the growth in the business.
Net income attributable to Euronet for 2016, 2015 and 2014 was $174.4 million, or $3.23 per diluted share, $98.8 million, or $1.83 per diluted share, and $101.6 million, or $1.89 per diluted share, respectively.
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2016 consolidated operating income was not significantly influenced by the changes in foreign currency exchange rates when compared to 2015. We estimate that our reported consolidated operating income for 2015 was 14% less due to changes in foreign currency exchange rates when compared to 2014. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2016, 2015 and 2014, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,			2016 Decrease Percent	2015 Decrease Percent

Currency	2016	2015	2014
Australian dollar	$0.7435	$0.7521	$0.9020	(1)%	(17)%
British pound	$1.3555	$1.5283	$1.6474	(11)%	(7)%
euro	$1.1067	$1.1102	$1.3286	n/m	(16)%
Hungarian forint	$0.0036	$0.0036	$0.0043	n/m	(16)%
Indian rupee	$0.0149	$0.0156	$0.0164	(4)%	(5)%
Malaysian ringgit	$0.2418	$0.2578	$0.3059	(6)%	(16)%
New Zealand dollar	$0.6968	$0.7001	$0.8301	n/m	(16)%
Polish zloty	$0.2538	$0.2656	$0.3177	(4)%	(16)%
___________________
n/m - Not meaningful.

Comparison of Operating Results For The Years Ended December 31, 2016, 2015 and 2014 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent
Total revenues	$464,254	$379,523	$84,731	22%
Operating expenses:
Direct operating costs	224,793	182,136	42,657	23%
Salaries and benefits	51,822	45,364	6,458	14%
Selling, general and administrative	30,399	25,822	4,577	18%
Depreciation and amortization	40,084	31,807	8,277	26%
Total operating expenses	347,098	285,129	61,969	22%
Operating income	$117,156	$94,394	$22,762	24%
Transactions processed (millions)	1,885	1,523	362	24%
ATMs as of December 31	33,973	21,360	12,613	59%
Average ATMs	27,795	21,395	6,400	30%

Revenues
EFT Processing Segment total revenues for 2016 were $464.3 million, an increase of $84.7 million or 22% as compared to 2015. The increase in total revenues is primarily due to an increase in the number of ATMs under management. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including DCC transactions, primarily in Europe. The acquisition of YourCash, completed during the fourth quarter of 2016, also contributed to the increase in total revenues for the year. The increases were partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues for 2016 by approximately $8.1 million as compared to 2015.
Despite the ongoing economic crisis in Greece and the related capital controls implemented by the Greek government, our EFT Processing business has seen an increase in the number of transactions processed, specifically POS and DCC transactions. In mid-2015, the Greek government implemented restrictions on the transfer of funds and cash withdrawals, which shifted the consumer behavior towards POS card payments. As result, there was an increase in transactions processed on our network of POS devices in Greece, which contributed to an increase in POS revenues. The decline in prices in Greece has resulted in an increase in tourism in the country which contributed to an increase in DCC revenues.
Average monthly revenues per ATM were $1,392 for 2016 compared to $1,478 for 2015. The decrease in average monthly revenues per ATM was primarily due to the addition of approximately 5,300 low-margin ATMs in India. Revenues per transaction were $0.25 for both 2016 and 2015. The revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was largely offset by the impact of the low margin ATM transactions in India.
Direct operating costs
EFT Processing Segment direct operating costs were $224.8 million for 2016, an increase of $42.7 million or 23% as compared to 2015. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs was primarily due to the increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $239.5 million for 2016 compared to $197.4 million for 2015. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed. Gross profit as a percentage of revenues (“gross margin”) were 51.6% and 52.0% for 2016 and 2015, respectively. The decrease in gross profits as a percentage of revenue was primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs and increased site rental cost as we negotiate new locations and contracts, along with growth in the India market where we earn lower revenue per transaction.
Salaries and benefits
Salaries and benefits increased $6.5 million or 14% for 2016 compared to 2015. The increase in salaries and benefits was primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased slightly to 11.2% for 2016 from 12.0% for 2015, primarily due to growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for 2016 were $30.4 million, an increase of $4.6 million or 18% as compared to 2015. The increase was primarily due to the additional support costs as a result of the increase in the number of ATMs under management. As a percentage of revenues, these expenses decreased to 6.5% for 2016 from 6.8% for 2015.
Depreciation and amortization
Depreciation and amortization expense increased $8.3 million for 2016 compared to 2015. The increase was primarily attributable to the deployment of additional ATMs, including more expensive cash recycling ATMs, and software assets. As a percentage of revenues, depreciation and amortization expense was essentially flat at 8.6% for 2016 and 8.4% for 2015.
Operating income
EFT Processing Segment operating income for 2016 was $117.2 million, an increase of $22.8 million or 24% as compared to 2015. Operating income for 2016 increased primarily due to higher revenues from the additional number of ATMs under management and growth in revenues earned from DCC and other value added service transactions.
Operating income as a percentage of revenues (“operating margin”) was 25.2% for 2016 compared to 24.9% for 2015. Operating income per transaction remained at $0.06 for 2016 and 2015. Operating margin and operating income per transaction were essentially flat for 2016 when compared to 2015. This is primarily attributable to higher operating revenues, partially offset by low margin ATM transactions in India and higher costs incurred to support the additional ATMs under management.

2015 Compared to 2014

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2015	2014	Increase (Decrease) Amount	Increase (Decrease) Percent

Total revenues	$379,523	$358,636	$20,887	6%
Operating expenses:
Direct operating costs	182,136	163,590	18,546	11%
Salaries and benefits	45,364	47,148	(1,784)	(4)%
Selling, general and administrative	25,822	25,730	92	—%
Depreciation and amortization	31,807	30,847	960	3%
Total operating expenses	285,129	267,315	17,814	7%
Operating income	$94,394	$91,321	$3,073	3%
Transactions processed (millions)	1,523	1,262	261	21%
ATMs as of December 31	21,360	20,364	996	5%
Average ATMs	21,395	19,247	2,148	11%

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
Average monthly revenues per ATM were $1,478 for 2015 compared to $1,553 for 2014. The decrease was primarily due to the strengthening of the U.S. dollar against key foreign currencies, partly offset by revenue growth from an increase in ATMs under management and DCC transactions processed. Revenues per transaction were $0.25 for 2015 compared to $0.28 for 2014. Revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was largely offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
Direct operating costs increased for 2015 compared to 2014 primarily due to the increase in the number of ATMs under management, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $197.4 million for 2015 compared to $195.0 million for 2014. This increase was primarily due to growth in revenues from increases in ATMs under management and DCC transactions processed, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies and decreases in rates charged for certain debit and credit card outsourcing services. Gross margin decreased to 52.0% for 2015 from 54.4% for 2014, primarily due to decrease in rates charged for certain debit and credit card outsourcing services.

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
Operating income
Operating income increased for 2015 compared to 2014, primarily due to an increase in the number of ATMs under management and growth in revenues earned from DCC and other value added services, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies. Operating margin was 24.9% for 2015 compared to 25.5% for 2014 and operating income per transaction remained at $0.07 for 2015 and 2014. The slight decrease in operating margin was primarily due to a decrease in rates charged for certain debit and credit card management services.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2016	2015
Total revenues	$693,986	$708,373	$(14,387)	(2)%
Operating expenses:
Direct operating costs	528,774	542,747	(13,973)	(3)%
Salaries and benefits	51,378	49,752	1,626	3%
Selling, general and administrative	34,517	38,272	(3,755)	(10)%
Depreciation and amortization	11,075	11,163	(88)	(1)%
Total operating expenses	625,744	641,934	(16,190)	(3)%
Operating income	$68,242	$66,439	$1,803	3%
Transactions processed (millions)	1,294	1,335	(41)	(3)%

Revenues
epay Segment total revenues for 2016 were $694.0 million, a decrease of $14.4 million or 2% as compared to 2015. The decrease in total revenues was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, and a decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers. Foreign currency movements reduced total revenues by approximately $16.2 million as compared to the same period in 2015. The decrease was partially offset by the transaction growth of non-mobile products processed in Germany, U.K. and Australia. The decreased revenue was also the result of high promotional activities for non-mobile transactions in a particular market during 2015 which did not recur in 2016; however, this decrease was partly offset by an unexpected high volume of non-mobile transactions in another emerging market.
Revenues per transaction increased to $0.54 for 2016 from $0.53 for 2015. The increase in revenues per transaction was driven by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
epay Segment direct operating costs were $528.8 million for 2016, a decrease of $14.0 million or 3% as compared to 2015. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies. The decreases were partly offset by additional cost to support the transaction growth of our non-mobile products.
Gross profit
Gross profit was $165.2 million for 2016 compared to $165.6 million for 2015. The slight decrease in gross profit was due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K, partially offset by the increase in non-mobile transactions. Gross margin increased to 23.8% for 2016 from 23.4% for 2015, mainly due to increase in non-mobile transactions processed, partly offset by lower gross margins realized on voucher redemptions.
Salaries and benefits
Salaries and benefits increased $1.6 million or 3% for 2016 as compared to 2015. The increase was primarily due to the increase in salaries, benefits and bonus expense, which was mainly driven by higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits increased slightly to 7.4% for 2016 from 7.0% for 2015, primarily due to the headcount growth.

Selling, general and administrative
Selling, general and administrative expenses for 2016 were $34.5 million, a decrease of $3.8 million or 10% as compared to 2015. Selling, general and administrative expenses for 2016 decreased due to management of cost. As a percentage of revenues, these expenses remained relatively flat at 5.0% for 2016 and 5.4% for 2015.
Depreciation and amortization
Depreciation and amortization expense primarily represents amortization of acquired intangible assets and the depreciation of POS terminals we install in retail stores. Depreciation and amortization expense was flat for 2016 as compared to 2015. As a percentage of revenues, these expenses were flat at 1.6% for 2016 and 2015.
Operating income
epay Segment operating income for 2016 was $68.2 million, an increase of $1.8 million or 3% as compared to 2015. Operating income for 2016 increased primarily due to lower support cost when compared to 2015. Operating margin was essentially flat at 9.8% for 2016 and 9.4% for 2015. Operating income per transaction was $0.05 for both 2016 and 2015. Despite the decrease in revenues and overall number of transactions processed, there was growth in non-mobile transactions which generally earn higher revenues per transaction than mobile transactions.

2015 Compared to 2014

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
Gross profit
Gross profit was $165.6 million for 2015 compared to $175.9 million for 2014. The decrease in gross profit was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and decreases in revenues in Brazil, the U.S. and the U.K. The decreases were partly offset by growth in non-mobile transactions processed in Germany and Australia, along with an increase in non-mobile transactions related to promotional activities. Gross margin increased to 23.4% for 2015 from 22.4% for 2014, mainly due to increase in non-mobile transactions processed, partly offset by lower gross margins realized on voucher redemptions. Gross profit per transaction decreased to $0.12 for 2015 from $0.14 for 2014, primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the decrease in revenues in Brazil., the U.S. and the U.K.
Salaries and benefits
The decrease in salaries and benefits for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by an increase in headcount in Germany and India to support the increase in transactions processed as discussed above and an increase in bonus expense related to the improved results. As a percentage of revenues, salaries and benefits decreased slightly to 7.0% for 2015 from 7.2% for 2014.
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

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2016	2015	Increase Amount	Increase Percent
Total revenues	$801,919	$685,635	$116,284	17%
Operating expenses:
Direct operating costs	422,508	358,154	64,354	18%
Salaries and benefits	155,471	137,077	18,394	13%
Selling, general and administrative	93,219	85,096	8,123	10%
Depreciation and amortization	29,195	26,650	2,545	10%
Total operating expenses	700,393	606,977	93,416	15%
Operating income	$101,526	$78,658	$22,868	29%
Transactions processed (millions)	82.3	68.7	13.6	20%
Revenues
Money Transfer Segment total revenues were $801.9 million for 2016, an increase of $116.3 million or 17% as compared to 2015. The increase in revenues was primarily due to increases in the number of money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks. Our domestic Walmart-2-Walmart money transfer service and organic growth accounted for a significant portion of the growth during the year. The acquisition of IME (M) Sdn Bhd ("IME") and xe Corporation ("xe") completed during 2015 also contributed to the increase in total revenues. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction decreased to $9.74 for 2016 from $9.98 for 2015. The decrease was primarily due to the impact of our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services.
Direct operating costs
Money Transfer Segment direct operating costs were $422.5 million for 2016, an increase of $64.4 million or 18% as compared to 2015. Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees and cash handling costs. The increase in direct operating costs in 2016 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the acquisition of IME.
Gross profit
Gross profit was $379.4 million for 2016 compared to $327.5 million for 2015. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. The impact of our acquisitions of IME and xe and the increased activity in our HiFX business also contributed to the increase in gross profits for 2016. Gross margins were essentially flat compared to the prior year which were 47.3% for 2016 and 47.8% for 2015.
Salaries and benefits
Salaries and benefits increased $18.4 million or 13% for 2016 compared to 2015. The increase in salaries and benefits was primarily due to the expansion of our operations in both U.S. and foreign markets. The acquisitions of IME and xe also contributed to the increase in salaries and benefits for 2016. As a percentage of revenues, salaries and benefits improved to 19.4% for 2016 from 20.0% for 2015, The decrease is primarily due to the increase in the number of money transfers processed, and the transaction growth exceeding headcount growth.

Selling, general and administrative
Selling, general and administrative expenses for 2016 were $93.2 million, an increase of $8.1 million or 10% as compared to 2015. The increase was primarily due to expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets. The acquisitions of IME and xe also contributed to the increase in selling, general, and administrative expenses for 2016. As a percentage of revenues, selling, general and administrative expenses decreased to 11.6% for 2016 from 12.4% for 2015, primarily due to an increase in the number of money transfers processed, which did not require a similar increase in support costs.
Depreciation and amortization
Depreciation and amortization expense increased $2.5 million for 2016 compared to 2015. For 2016, depreciation and amortization expense increased compared to 2015 primarily due to the amortization of intangible assets related to the acquisition of IME and xe and investments made to support the growth in the business. As a percentage of revenues, depreciation and amortization expense decreased to 3.6% for 2016 from 3.9% for 2015, primarily due to certain intangible assets becoming fully amortized in the first quarter of 2015 and the effect of revenues earned from our Walmart money transfer product, which required less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income was $101.5 million for 2016, an increase of $22.9 million or 29% as compared to 2015. Operating income increased primarily due to the growth in the number of money transfers processed. The impact of our acquisition of IME also contributed to the increase in gross profits for 2016. The increase in operating income was partly offset by an increase in salaries and benefits and other costs to support the growth in the business.
Operating margin increased to 12.7% for 2016 from 11.5% for 2015 and operating income per transaction increased to $1.23 for 2016 from $1.14 for 2015. Operating margin and operating income per transaction improved for the current year primarily due to the increases in the number of money transfers processed partially offset by the additional salaries and benefits and other costs incurred to support the growth in the business, including cost incurred for the migration of the xe money transfers to HiFX's platform in the fourth quarter of 2016.

2015 Compared to 2014

The following table presents the results of operations for the years ended December 31, 2015 and 2014 for the Money Transfer Segment.

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

Revenues
The increase in revenues for 2015 compared to 2014 was primarily due to an increase in the number of transactions processed, largely driven by growth in our U.S. and foreign agent and correspondent payout networks, the 2014 launch of our Walmart money transfer product and the impacts of our May 2014 acquisition of HiFX, our June 2015 acquisition of IME and our July 2015 acquisition of xe. The increases were partly offset by the U.S. dollar strengthening against key foreign currencies.
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
Gross profit
Gross profit was $327.5 million for 2015 compared to $259.9 million for 2014. The increase in gross profit was primarily due to the growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of our acquisitions of HiFX, IME and xe. Partly offsetting the increases in gross profit was the impact of the U.S. dollar strengthening against key foreign currencies.
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
Corporate Services

The components of Corporate Services' operating expenses for 2016, 2015 and 2014 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2016	2015	2014	2016 Increase (Decrease) Percent	2015 Increase (Decrease) Percent
Salaries and benefits	$29,749	$26,969	$24,251	10%	11%
Selling, general and administrative	7,227	7,276	11,875	(1)%	(39)%
Depreciation and amortization	175	405	275	(57)%	47%
Total operating expenses	$37,151	$34,650	$36,401	7%	(5)%

Corporate operating expenses
Overall, operating expenses for Corporate Services increased 7% for 2016, as compared to 2015. The increase is primarily attributable to the increase in salaries and benefits expense due to salary increases, increased headcount to support the growth in the Company and increased incentive and share-based compensation related to the improvement in Company results.
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
to salary increases, increased headcount to support the growth in the Company and increased incentive and share-based compensation related to the improvement in Company results.
Other Expense, Net

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2016	2015	2014	2016 Increase (Decrease) Percent	2015 Increase (Decrease) Percent
Interest income	$1,696	$2,170	$2,549	(22)%	(15)%
Interest expense	(28,332)	(24,814)	(12,330)	14%	101%
Other gains (losses), net	19,956	315	(1,801)	n/m	n/m
Foreign currency exchange loss, net	(10,200)	(41,418)	(5,646)	(75)%	634%
Other expense, net	$(16,880)	$(63,747)	$(17,228)	(74)%	270%
____________________
n/m — Not meaningful.

Interest income
The decrease in interest income for 2016 compared to 2015 was primarily due to a decrease in interest earned on settlement funds held in New Zealand, Brazil and Russia. The decrease in interest income for 2015 compared to 2014 was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies, partly offset by interest earned by HiFX on deposits collected from customers.

Interest expense
The increase in interest expense for 2016 compared to 2015 primarily related to the additional borrowings under the revolving credit facility to fund the operating cash for our IAD networks. The increase in interest expense for 2015 compared to 2014 was primarily due to the non-cash accretion of the convertible notes issued in October 2014, along with higher average levels of debt outstanding in 2015 compared to 2014 related to acquisitions made during 2015.
Other gains (losses), net
The results for 2016 included an investment gain of $19.4 million, which resulted from our membership in Visa Europe Limited ("Visa Europe") that was sold to Visa, Inc. ("Visa") on June 21, 2016. Visa closed the transaction and provided consideration to the members of Visa Europe consisting of cash consideration of approximately €12.19 billion, issued (a) 2,480,466 shares of Series B Convertible Participating Preferred Stock and (b) 3,156,823 shares of Series C Convertible Participating Preferred Stock, and agreed to make an additional cash payment of €1.12 billion on the third anniversary of closing to Visa Europe members. Our portion of the consideration consisted of cash of $11.9 million, Visa Series B Preferred Shares which are convertible into Visa common shares with an approximate value of $6.4 million, and a long-term receivable of approximately $1.1 million.
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
We recorded net foreign currency exchange losses of $10.2 million, $41.4 million, $5.6 million in 2016, 2015, and 2014, respectively. These realized and unrealized foreign currency exchange losses primarily reflect the strengthening of the U.S. dollar against the currencies of the countries in which we operate. Additionally, the 2015 loss includes the reclassification to the income statement of $0.8 million of accumulated other comprehensive loss related to translation adjustments resulting from the liquidation of a minor subsidiary.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
Income before income taxes	$232,893	$141,094	$141,503
Income tax expense	(58,795)	(42,602)	(40,015)
Net income	$174,098	$98,492	$101,488
Effective income tax rate	25.2%	30.2%	28.3%
Income before income taxes	$232,893	$141,094	$141,503
Adjust: Other gains (losses), net	19,956	315	(1,755)
Adjust: Foreign currency exchange loss, net	(10,200)	(41,418)	(5,646)
Income before income taxes, as adjusted	$223,137	$182,197	$148,904
Income tax expense	$(58,795)	$(42,602)	$(40,015)
Adjust: Income tax expense attributable to other gains, net	(3,903)	—	—
Adjust: Income tax benefit (expense) attributable to foreign currency exchange (loss) gain, net	789	(1,018)	(1,558)
Income tax expense, as adjusted	$(55,681)	$(41,584)	$(38,457)
Effective income tax rate, as adjusted	25.0%	22.8%	25.8%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 25.2%, 30.2% and 28.3% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective income tax rates were significantly influenced by the other non-operating gains (losses) and the impact of foreign currency exchange losses. Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective income tax rates were 25.0%, 22.8% and 25.8% for the years ended December 31, 2016, 2015 and 2014, respectively.
The effective income tax rates, as adjusted, for 2016, 2015 and 2014 were lower than the applicable statutory income tax rate of 35% primarily because of our U.S. tax loss position and the realization of deferred tax benefits in various jurisdictions. The Company has recorded significant net operating loss carryforwards, creating related deferred tax assets. During periods when the Company generates U.S. pre-tax book income but has tax differences that create tax losses, no current income tax expense is recognized. The effective income tax rate, as adjusted, for 2016 was higher than 2015 principally because of a change in our U.S. deferred tax position to an overall deferred tax liability. This is largely due to certain differences related to share-based compensation which has created excess tax deductions that are not included in the net operating loss carryforwards recorded in our books. The effective income tax rate, as adjusted, for 2015 was lower than 2014 largely due to the growth in U.S. income which benefits from our U.S. tax loss position with valuation allowances.
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
Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted, are non-GAAP financial measures that management believes are useful for understanding why our effective income tax rates are significantly different than would be expected. These non-GAAP measures are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented.

Net Loss Attributable To Noncontrolling Interest

Net loss attributable to noncontrolling interests was $0.3 million, $0.3 million and $0.2 million for 2016, 2015 and 2014, respectively. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned (1)	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solution Providers	51%	EFT - UAE
______________
(1) Percent owned as of December 31, 2016.

Net Income Attributable to Euronet

Net income attributable to Euronet was $174.4 million, $98.8 million and $101.6 million for 2016, 2015 and 2014, respectively. Net income attributable to Euronet increased $75.6 million in 2016 as compared to 2015. The increase in net income for 2016 was primarily due to an increase in operating income of $44.9 million, a decrease of $31.2 million in net foreign currency exchange losses, and an increase in investment gains of $19.4 million. The increases were partly offset by an increase in income tax expense of $16.2 million, an increase in interest expense of $3.5 million and a decrease in other non-operating costs of $0.2 million.
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

We recorded net losses on translation adjustments of $45.2 million, $67.8 million, and $87.7 million for 2016, 2015, and 2014, respectively. During 2016, 2015 and 2014, the U.S. dollar strengthened compared to most currencies, resulting in translation losses which were recorded in comprehensive income.

Liquidity and Capital Resources

Working capital
As of December 31, 2016, we had working capital of $405.9 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $227.1 million as of December 31, 2015. Our ratio of current assets to current liabilities was 1.34 as of December 31, 2016, compared to 1.25 as of December 31, 2015.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. In certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facility and cash flows from operations. As of December 31, 2016, we had approximately $212.4 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $734.4 million as of December 31, 2016, of which $632.3 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
Liquidity	2016	2015	2014
Cash and cash equivalents provided by (used in):
Operating activities	$368,182	$215,054	$235,027
Investing activities	(148,664)	(193,983)	(153,032)
Financing activities	79,510	(1,190)	218,081
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22,132)	(30,373)	(41,892)
Increase (decrease) in cash and cash equivalents	$276,896	$(10,492)	$258,184

Operating cash flow
Cash flows provided by operating activities were $368.2 million for 2016 compared to $215.1 million for 2015. The increase in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment, and improved operating results before the non-cash impacts of foreign currency exchange losses.
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
Investing activity cash flow
Cash flows used in investing activities were $148.7 million for 2016 compared to $194.0 million for 2015. The decrease was primarily due to less cash paid for acquisitions and the proceeds of $11.9 million received for the sale of our ownership interest in Visa Europe, partially offset by increased capital expenditures related to our ATM network expansion. Cash used for acquisitions was $68.3 million for 2016 compared to $114.0 million for 2015. Purchases of property and equipment were $87.4 million and $74.6 million for 2016 and 2015, respectively. Cash used for software development and long-term assets totaled $6.2 million for 2016 and $6.4 million for 2015. Other investing activities consist mainly of proceeds from the sale of property and equipment of $1.3 million and $1.0 million for 2016 and 2015, respectively.
Cash flows used in investing activities were $194.0 million for 2015 compared to $153.0 million for 2014. Purchases of property and equipment were $74.6 million and $63.1 million for 2015 and 2014, respectively. Cash used for acquisitions was $114.0 million for 2015 compared to $84.7 million for 2014. Cash used for software development and long-term assets totaled $6.4 million for 2015 and $6.0 million for 2014. Other investing activities consist mainly of proceeds from the sale of property and equipment of $1.0 million and $0.7 million for 2015 and 2014, respectively.
Financing activity cash flow
Cash flows provided by financing activities were $79.5 million for 2016 compared to cash flows used by financing activities of $1.2 million for 2015. We generally borrow amounts under our revolving credit facility seasonally to fund our independent ATM network as well as several times each month to support the short-term cash needs of our Money Transfer Segment in order to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings related to the Money Transfer Segment are repaid over a very short period of time, generally within a few days. Net borrowings on debt obligations were $152.2 million in 2016 compared to net repayments of $4.1 million for 2015. The increase in net borrowings as compared to 2015 was primarily the result of additional borrowings under the revolving credit facility to fund the operating cash of our IAD networks along with differences in the timing of operating settlements. Additionally, for 2016 and 2015, we paid $2.9 million and $3.2 million, respectively, for capital lease obligations. We used $77.4 million and $6.1 million for the repurchase of shares during 2016 and 2015, respectively. Further, we received proceeds of $6.3 million and $10.5 million during 2016 and 2015, respectively, for the issuance of stock in connection with our Stock Incentive Plan. Other financing activities provided cash of $1.3 million and $1.7 million during 2016 and 2015, respectively.
Cash flows used in financing activities were $1.2 million for 2015 compared to cash flows provided by financing activities of $218.1 million for 2014. Our financing activities for 2014 included $411.5 million of proceeds from the issuance of long-term debt, mainly from convertible notes. Net repayments of debt obligations were $4.1 million in 2015 compared to $128.3 million for 2014. The higher repayment of revolving credit borrowings in 2014 was related to the issuance of the convertible notes for which not all proceeds were needed for current operating and investing outlays. Additionally, for 2015 and 2014, we paid $3.2 million and $2.5 million, respectively, for capital lease obligations. We used $6.1 million and $66.4 million for the repurchase of shares during 2015 and 2014, respectively. Debt issuance costs were $13.3 million in 2014 associated with the convertible notes issuance and an amendment to extend and increase the credit facility. Further, we received proceeds of $10.5 million and $11.1 million during 2015 and 2014, respectively, for the issuance of stock in connection with our Stock Incentive Plan. Other financing activities provided cash of $1.7 million and $1.6 million during 2015 and 2014, respectively.
Other sources of capital
Credit Facility — As of December 31, 2016, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $60 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of December 31, 2016, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Credit Agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of December 31, 2016, we had borrowings of $60 million outstanding under the term loan. We had $160.0 million of borrowings and $44.9 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2016. The remaining $395.1 million under the revolving credit facility was available for borrowing. As of December 31, 2016, the weighted average interest rates under the revolving credit facility and Term Loan A were 2.4% and 2.1%, respectively, excluding amortization of deferred financing costs.
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

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. As of December 31, 2016, there was $23.9 million outstanding under these other obligation arrangements. Short-term debt obligations at December 31, 2016 were primarily comprised of $23.3 million due in 2017 under these other obligation arrangements and $8.9 million of payments due in 2017 under the term loan.
Other uses of capital
Capital expenditures and needs — Total capital expenditures for 2016 were $93.2 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2017 are currently estimated to be approximately $90 million to $100 million.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our revolving credit facility and other existing and potential future financing will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
Share repurchase plan
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its common stock through December 10, 2017. For the year end December 31, 2016, the Company repurchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million under the 2016 Program.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3.0 million shares of its common stock through June 14, 2018. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. No purchases have been made under this plan.
Acquisitions
On October 3, 2016, the Company completed the acquisition of YourCash Europe Limited and its subsidiaries ("YourCash"). YourCash is a company incorporated in England that owns and operates primarily merchant filled ATMs with approximately 5,000 cash machines in the United Kingdom, Netherlands, Belgium and Ireland.
Under the terms of the purchase agreement, the Sellers received purchase consideration of approximately $62.6 million in cash. A portion of the purchase consideration was placed in escrow at closing as security for the Sellers' indemnification and other obligations under the purchase agreement.
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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2016.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$648,257	$16,234	$224,995	$407,028	$—
Obligations under operating leases	185,571	49,947	78,124	41,623	15,877
Obligations under capital leases	11,514	3,917	6,046	1,551	—
Purchase obligations	9,568	9,359	207	2	—
Total	$854,910	$79,457	$309,372	$450,204	$15,877

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2016 and assumes no change in our revolving credit borrowings prior to the maturity date of our credit facility. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM maintenance and services as well as telecommunications services and professional fees.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $18.0 million as of December 31, 2016. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

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

Accounting for income taxes
The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the asset and liability method prescribed under ASC Topic 740, Income Taxes (“ASC 740”). This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The statement of income effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity's, or group of entities', ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $133.8 million as of December 31, 2016, partially offset by a valuation allowance of $37.3 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2016. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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
Business combinations
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. As of December 31, 2016, the Consolidated Balance Sheet includes goodwill of $689.7 million and acquired intangible assets, net of accumulated amortization, of $165.3 million.
Goodwill and indefinite-lived intangible assets
In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), we evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is less than its carrying amount. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Our annual process for evaluating goodwill requires us to perform a qualitative assessment for all reporting units not subjected directly to the two-step goodwill impairment test. The qualitative factors evaluated by the Company include: economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent Step 1 fair value test, and other entity specific factors as deemed appropriate. If we determine the two-step goodwill impairment test is appropriate, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. Generally, the fair value represents discounted projected future cash flows and market multiple of earnings. If the potential for impairment exists, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

As of December 31, 2016, the Consolidated Balance Sheet includes goodwill of $689.7 million and acquired intangible assets, net of accumulated amortization, of $165.3 million. Our annual impairment tests for the years ended December 31, 2016, 2015 and 2014 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of material non-cash impairment charges during the year in which these determinations take place.
Impairment of long-lived assets
In accordance with ASC 350, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Reviewing long-lived assets for impairment requires considerable judgment. The determination of fair values requires significant judgment and is sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, adverse change in market conditions and future periods may impact our assumptions, resulting in future impairment losses.
Revenue recognition
In accordance with U.S. GAAP, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. The majority of our revenues are comprised of monthly recurring management fees and transaction-based fees that are recognized when the transactions are processed or the services are performed. When determining the proper revenue recognition for monthly management fees and transaction-based fees, we consider the guidance in Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition,” ASC Topic 605, Revenue Recognition (“ASC 605”) and various other interpretations.
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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments of this ASU are effective for reporting periods beginning after December 15, 2019. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. This is a change from current GAAP, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e., depreciation, amortization, or impairment). The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific issues on how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are evaluating the new guidance, but we do not expect it to have a significant impact on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, and to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The ASU also addresses such areas as an accounting policy election for forfeitures and the amount an employer can withhold to cover income taxes and still qualify for equity classification. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The new standard clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence in ASC 815, Derivatives and Hedging. For contingently exercisable put or call options, an entity does not have to assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The ASU does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new standard specifies that liabilities within its scope are considered to be financial liabilities, and amends the guidance in ASC 405-20, Extinguishments of Liabilities, by directing entities to derecognize prepaid stored-value product liabilities based on expected breakage in proportion to the pattern of rights expected to be exercised by the consumer. Derecognition for breakage is permitted only to the extent that it is probable that a significant reversal of recognized breakage will not subsequently occur. The new standard is consistent with the breakage guidance in the new revenue standard. The ASU is effective for annual periods beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. The accounting for lessors is largely unchanged from the previous accounting guidance, except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. We are currently evaluating the expected impact of the adoption of this standard on our consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (Topic 606). These ASUs clarify the implementation guidance on a few narrow areas, make minor corrections and adds some practical expedients to the guidance in Topic 606.
We have performed a review of the requirements of the new revenue standards and are in the process of reviewing customer contracts under the new standard. We plan to adopt these ASUs on January 1, 2018 and expect to apply the modified retrospective transition method, which would result in an adjustment to the opening balance of retained earnings for the cumulative effect, as appropriate, of initially applying the standards at the date of initial application.
We are currently evaluating what effect, if any, the new revenue standards will have on our consolidated financial statements and related disclosures.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the recent Brexit vote and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; future security breaches, or interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism and anti-bribery requirements; changes in laws and regulations affecting our business, including immigration laws, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of December 31, 2016, our total debt outstanding, excluding unamortized debt issuance costs, was $602.1 million. Of this amount, $358.3 million, net of debt discounts, or 60% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $402.5 million principal amount of contingent convertible notes, issued in October 2014, accrue cash interest at a rate of 1.50% of the principal amount per annum. Based on quoted market prices, as of December 31, 2016, the fair value of our fixed rate convertible notes was $475.1 million, compared to a carrying value of $358.3 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $220.0 million, or 37% of our total debt obligations, relates to borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $6.2 million.
The remaining $23.9 million, or 4% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2016, we had approximately $10.3 million of capitalized leases with fixed payment and interest terms that expire between the years of 2017 and 2021 and bear interest at rates between 0.6% and 12.8%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2016 and 2015, 72% and 70% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2016, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $75 million to $80 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange loss, net on Consolidated Statements of Income. As of December 31, 2016, we had foreign currency derivative contracts outstanding with a notional value of $165.1 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of December 31, 2016, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2016, the Company had foreign currency forward contracts outstanding with a notional value of $106.5 million, primarily in British pounds, euros and
Polish zloty.
See Note 11, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronet Worldwide, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Euronet Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired YourCash Europe Limited (YourCash) during 2016, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, YourCash's internal control over financial reporting associated with total assets of $87.9 million and total revenue of $9.6 million, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of YourCash.

/s/ KPMG LLP
Kansas City, Missouri
March 1, 2017

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$734,414	$457,518
Restricted cash	77,674	45,312
Inventory — PINs and other	78,115	72,108
Trade accounts receivable, net of allowances for doubtful accounts of $18,369 at December 31, 2016 and $19,140 at December 31, 2015	502,989	423,299
Prepaid expenses and other current assets	191,796	132,773
Total current assets	1,584,988	1,131,010
Property and equipment, net of accumulated depreciation of $262,470 at December 31, 2016 and $242,111 at December 31, 2015	202,145	157,368
Goodwill	689,713	685,178
Acquired intangible assets, net of accumulated amortization of $150,347 at December 31, 2016 and $131,095 at December 31, 2015	165,331	167,972
Other assets, net of accumulated amortization of $36,984 at December 31, 2016 and $32,434 at December 31, 2015	70,695	51,186
Total assets	$2,712,872	$2,192,714
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$456,682	$456,159
Accrued expenses and other current liabilities	615,153	382,873
Current portion of capital lease obligations	3,293	1,991
Short-term debt obligations and current maturities of long-term debt obligations	32,161	12,060
Income taxes payable	27,611	14,962
Deferred revenue	44,200	35,887
Total current liabilities	1,179,100	903,932
Debt obligations, net of current portion	561,663	405,472
Capital lease obligations, net of current portion	6,969	4,147
Deferred income taxes	44,079	33,924
Other long-term liabilities	20,504	19,311
Total liabilities	1,812,315	1,366,786
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,389,242 issued at December 31, 2016 and 57,961,043 issued at December 31, 2015	1,168	1,159
Additional paid-in capital	1,045,663	1,023,254
Treasury stock, at cost, 6,085,841 shares at December 31, 2016 and 4,929,241 shares at December 31, 2015	(215,462)	(138,750)
Retained earnings	278,842	104,427
Accumulated other comprehensive loss	(210,662)	(165,528)
Total Euronet Worldwide, Inc. stockholders’ equity	899,549	824,562
Noncontrolling interests	1,008	1,366
Total equity	900,557	825,928
Total liabilities and equity	$2,712,872	$2,192,714
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014

Revenues	$1,958,615	$1,772,262	$1,664,150
Operating expenses:
Direct operating costs	1,174,545	1,081,849	1,033,479
Salaries and benefits	288,420	259,162	243,220
Selling, general and administrative	165,348	156,385	157,265
Depreciation and amortization	80,529	70,025	71,455
Total operating expenses	1,708,842	1,567,421	1,505,419
Operating income	249,773	204,841	158,731
Other income (expense):
Interest income	1,696	2,170	2,549
Interest expense	(28,332)	(24,814)	(12,330)
Foreign currency exchange loss, net	(10,200)	(41,418)	(5,646)
Other gains (losses), net	19,956	315	(1,801)
Other expense, net	(16,880)	(63,747)	(17,228)
Income before income taxes	232,893	141,094	141,503
Income tax expense	(58,795)	(42,602)	(40,015)
Net income	174,098	98,492	101,488
Less: Net loss attributable to noncontrolling interests	317	316	160
Net income attributable to Euronet Worldwide, Inc.	$174,415	$98,808	$101,648

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$3.34	$1.89	$1.96
Diluted	$3.23	$1.83	$1.89

Weighted average shares outstanding:
Basic	52,276,951	52,274,573	51,757,867
Diluted	54,001,079	54,076,676	53,901,040

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$174,098	$98,492	$101,488
Other comprehensive income (loss), net of tax:
Translation adjustment	(45,175)	(67,756)	(87,675)
Comprehensive income	128,923	30,736	13,813
Comprehensive loss attributable to noncontrolling interests	358	466	366
Comprehensive income attributable to Euronet Worldwide, Inc.	$129,281	$31,202	$14,179
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	No. of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)
Balance as of December 31, 2013	50,626,242	$1,086	$809,640	$(68,122)	$(96,029)
Net income (loss)					101,648
Other comprehensive loss
Stock issued under employee stock plans	914,371	18	12,386	(1,154)
Share-based compensation			12,902
Shares issued in connection with acquisition	1,262,654	25	56,529
Issuance of convertible notes			64,351
Repurchase of shares	(1,206,500)			(64,512)
Other			(93)
Balance as of December 31, 2014	51,596,767	1,129	955,715	(133,788)	5,619
Net income (loss)					98,808
Other comprehensive loss
Stock issued under employee stock plans	743,782	16	11,686	(4,877)
Share-based compensation			12,802
Shares issued in connection with acquisition	692,853	14	43,047
Repurchase of shares	(1,600)			(85)
Other			4
Balance as of December 31, 2015	53,031,802	1,159	1,023,254	(138,750)	104,427
Net income (loss)					174,415
Other comprehensive loss
Stock issued under employee stock plans	421,170	9	7,426	(1,143)
Share-based compensation			14,983
Repurchase of shares	(1,149,571)			$(75,569)
Balance as of December 31, 2016	52,303,401	$1,168	$1,045,663	$(215,462)	$278,842
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2013	$(10,453)	$2,333	$638,455
Net income (loss)		(160)	101,488
Other comprehensive loss	(87,469)	(206)	(87,675)
Stock issued under employee stock plans			11,250
Share-based compensation			12,902
Shares issued in connection with acquisition			56,554
Issuance of convertible notes			64,351
Repurchase of shares			(64,512)
Other		92	(1)
Balance as of December 31, 2014	(97,922)	2,059	732,812
Net income (loss)		(316)	98,492
Other comprehensive loss	(67,606)	(150)	(67,756)
Stock issued under employee stock plans			6,825
Share-based compensation			12,802
Shares issued in connection with acquisition			43,061
Repurchase of shares			(85)
Other		(227)	(223)
Balance as of December 31, 2015	(165,528)	1,366	825,928
Net income (loss)		(317)	174,098
Other comprehensive loss	(45,134)	(41)	(45,175)
Stock issued under employee stock plans			6,292
Share-based compensation			14,983
Shares issued in connection with acquisition			—
Repurchase of shares			(75,569)
Balance as of December 31, 2016	$(210,662)	$1,008	$900,557

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$174,098	$98,492	$101,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,529	70,025	71,455
Share-based compensation	14,983	12,802	12,902
Unrealized foreign exchange loss, net	10,200	41,418	5,646
Other (gains) losses	(19,449)	—	1,801
Deferred income taxes	850	(5,017)	(5,012)
Accretion of convertible debt discount and amortization of debt issuance costs	12,885	12,164	2,934
Changes in working capital, net of amounts acquired:
Income taxes payable, net	13,935	(13,467)	5,642
Restricted cash	(23,342)	17,621	4,653
Inventory — PINs and other	(6,712)	7,058	(19)
Trade accounts receivable	(87,732)	(66,075)	(17,058)
Prepaid expenses and other current assets	(68,549)	(39,796)	(21,266)
Trade accounts payable	9,705	39,631	25,773
Deferred revenue	9,426	3,898	4,085
Accrued expenses and other current liabilities	257,287	37,453	42,376
Changes in noncurrent assets and liabilities	(9,932)	(1,153)	(373)
Net cash provided by operating activities	368,182	215,054	235,027
Cash flows from investing activities:
Acquisitions, net of cash acquired	(68,266)	(113,969)	(84,703)
Purchases of property and equipment	(87,411)	(74,620)	(63,098)
Purchases of other long-term assets	(6,175)	(6,391)	(5,950)
Proceeds from sale of investment	11,900	—	—
Other, net	1,288	997	719
Net cash used in investing activities	(148,664)	(193,983)	(153,032)
Cash flows from financing activities:
Proceeds from issuance of shares	6,292	10,510	11,099
Repurchase of shares	(77,360)	(6,078)	(66,390)
Borrowings from revolving credit agreements	2,648,093	1,321,622	2,184,153
Repayments of revolving credit agreements	(2,495,632)	(1,318,759)	(2,307,622)
Repayments of long-term debt obligations	(7,031)	(5,156)	(4,814)
Repayments of capital lease obligations	(2,943)	(3,211)	(2,518)
Net borrowing from (repayments of) short-term debt obligations	6,750	(1,825)	4,336
Proceeds from long-term debt obligations	—	—	411,500
Debt issuance costs	—	—	(13,259)
Other, net	1,341	1,707	1,596
Net cash provided by (used in) financing activities	79,510	(1,190)	218,081
Effect of exchange rate changes on cash and cash equivalents	(22,132)	(30,373)	(41,892)
Increase (decrease) in cash and cash equivalents	276,896	(10,492)	258,184
Cash and cash equivalents at beginning of period	457,518	468,010	209,826
Cash and cash equivalents at end of period	$734,414	$457,518	$468,010
Interest paid during the period	$14,442	$11,804	$7,685
Income taxes paid during the period	$43,178	$54,607	$39,574
Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration received from sale of investment	$7,549	$—	$—
Equity issued in connection with acquisition	$—	$43,061	$56,554
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Organization

Euronet Worldwide, Inc. (the “Company” or “Euronet”) was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services.

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

Index to Consolidated Financial Statements

Inventory - PINs and other
Inventory - PINs and other is valued at the lower of cost or market value and primarily represents prepaid personal identification number (“PIN”) inventory for prepaid mobile airtime related to the epay Segment. PIN inventory is generally managed on a specific identification basis that approximates first in, first out for the respective denomination of prepaid mobile airtime sold. Inventory also includes vouchers, merchandise for physical reward fulfillment and other electronic payment products. Additionally, from time to time, Inventory - PINs and other may include ATMS, POS terminals, and mobile phone handsets held by the Company for resale.
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

Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that the Company test for impairment on an annual basis and whenever events or circumstances dictate. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.
ASC 350 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The Company has a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test.
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

Index to Consolidated Financial Statements

fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized.
The Company completed its annual goodwill impairment test in the fourth quarter of 2016. It determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting units exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step goodwill impairment test was not performed.
Other Intangible Assets - In accordance with ASC 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 - 5 years
Trademarks and trade names	2 - 20 years
Software	3 - 10 years
Customer relationships	6 - 20 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment of long-lived assets was recorded during 2016, 2015 or 2014.
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
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate, but does not have a controlling interest. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2016 and 2015, the Company had no material investments in unconsolidated affiliates.
Convertible notes
The Company accounts for its convertible debt instruments that may be settled in cash upon conversion in accordance with ASC Topic 470, Debt (“ASC 470”), which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13, which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.
Noncontrolling interests
The Company accounts for noncontrolling interests in its consolidated financial statements according to ASC Topic 810, Consolidations (“ASC 810”), which requires noncontrolling interests to be reported as a component of equity.
Business combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” at the acquisition date. Transaction-related costs are expensed in the period incurred.
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

Index to Consolidated Financial Statements

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In accordance with ASC Topic 740, Income Taxes (“ASC 740”), the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. See Note 13, Taxes, for further discussion regarding these provisions.
Presentation of taxes collected and remitted to governmental authorities
The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Income.
Fair value measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), regarding fair value measurements for assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 17, Financial Instruments and Fair Value Measurements, for the required fair value disclosures.
Accounting for derivative instruments and hedging activities
The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Primarily in the Money Transfer Segment, the Company enters into foreign currency derivative contracts, mainly forward contracts, to offset foreign currency exposure related to money transfer settlement assets and liabilities in currencies other than the U.S. dollar, derivative contracts written to its customers arising from its cross-currency money transfer services and certain assets and liability positions denominated in currencies other than the U.S. dollar . These contracts are considered derivative instruments under the provisions of ASC 815; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statements of Income.
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
Revenues from the sale of EFT software solutions represent software license fees, professional installation and customization fees, ongoing software maintenance fees, hardware sales and transaction fees. The Company recognizes professional service fee revenue in accordance with the provisions of ASC Topic 985, Software (“ASC 985”) and ASC Topic 605, Revenue Recognition (“ASC 605”). ASC 985 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

Index to Consolidated Financial Statements

Revenues from software licensing agreement contracts are recognized over the professional services portion of the contract term using the percentage-of-completion method, following the guidance in ASC 605, as prescribed by ASC 985. Software maintenance revenue is recognized over the contractual period or as the maintenance-related service is performed. Revenues from the sale of hardware are generally recognized when title passes to the customer.
epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and other electronic payment products. These fees and commissions are received from mobile phone and other telecommunication operators, top-up distributors, other product vendors or distributors or from retailers. In accordance with ASC 605, commissions received are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company is not the primary obligor in the distribution of the electronic payment products, those commissions are recorded as a reduction of revenue. In selling certain products, the Company is the primary obligor in the arrangements; accordingly, the gross sales value of the products are recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
Money Transfer - In accordance with ASC 605, revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.
Share-based compensation
The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), for equity classified awards, which requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned (“requisite service period”).
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
Recently issued accounting pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments of this ASU are effective for reporting periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash

Index to Consolidated Financial Statements

flows presentation of restricted cash, the adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. This is a change from current GAAP, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e., depreciation, amortization, or impairment). The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific issues on how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a significant impact on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. The new standard clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence in ASC 815, Derivatives and Hedging. For contingently exercisable put or call options, an entity does not have to assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The ASU does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
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

Index to Consolidated Financial Statements

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018.The standard permits the use of either the full retrospective or modified retrospective transition method.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (Topic 606). These ASUs clarify the implementation guidance on a few narrow areas, make minor corrections and adds some practical expedients to the guidance in Topic 606.
The Company has performed a review of the requirements of the new revenue standards and is in the process of reviewing customer contracts under the new standard. The Company plans to adopt these ASUs on January 1, 2018 and expects to apply the modified retrospective transition method, which would result in an adjustment to the opening balance of retained earnings for the cumulative effect, as appropriate, of initially applying the standards at the date of initial application.
The Company is currently evaluating what effect, if any, the new revenue standards will have on its consolidated financial statements and related disclosures.

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

Index to Consolidated Financial Statements

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2016	2015	2014
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,276,951	52,274,573	51,757,867
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,705,224	1,783,199	2,143,173
Incremental shares from assumed conversion of convertible debentures	18,904	18,904	—
Diluted weighted average shares outstanding	54,001,079	54,076,676	53,901,040

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2016, 2015 and 2014 of approximately 616,000, 568,000 and 585,000, respectively.
During 2016, 2015 and 2014, the Company had convertible notes outstanding that, if converted, could have a potentially dilutive effect on its Common Stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing Common Stock for any conversion value in excess of the principal value. As of December 31, 2016, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of Common Stock exceeds the conversion price per share of Common Stock. Therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), the dilutive effect of the assumed conversion of the debentures was 18,904 shares for the year ended December 31, 2016 and 2015. The assumed conversion of the debentures was anti-dilutive for year ended December 31, 2014. See Note 10, Debt Obligations, for more information about the convertible notes.
Share repurchases
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its common stock through December 10, 2017. For the year end December 31, 2016, the Company repurchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million under the 2016 Program.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3.0 million shares of its common stock through June 14, 2018. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. No purchases have been made under this plan.
Preferred Stock
The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.
Stockholder Rights Agreement
On March 26, 2013, the Company entered into a Rights Agreement (the "Rights Agreement") with Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement became effective at the close of business on April 3, 2013, immediately following the expiration of the prior rights agreement, and had a three year term, which expired on April 3, 2016.
Accumulated other comprehensive loss
As of December 31, 2016 and 2015, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. For the years ended December 31, 2016, 2015 and 2014, the Company recorded foreign currency translation losses of $45.2 million, $67.8 million and $87.7 million, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ending December 31, 2016 and 2014. During 2015, the Company reclassified $0.8 million of foreign currency translation into the Consolidated Statements of Income.

Index to Consolidated Financial Statements

(5) Acquisitions

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
2016 Acquisitions
YourCash
On October 3, 2016, the Company completed the acquisition of the capital stock of YourCash Europe Limited and its subsidiaries ("YourCash"), a U.K. based ATM operator with approximately 5,000 ATMs across the U.K., Netherlands, Belgium and Ireland. The acquisition provides the Company with additional experience and manpower in key Western European markets and a greater access to retailers in the U.K. and Netherlands.
The purchase price for YourCash was approximately $62.6 million in cash. Approximately $7.2 million of the cash consideration was placed in escrow accounts to satisfy indemnification obligations of the seller, pursuant to the terms of the purchase agreement. In addition, the agreement calls for deferred consideration of $3.2 million payable over three years at a rate of one-third per year to employee shareholders of YourCash who remain employed with us. The deferred consideration is accounted for separately from the acquisition and will be recognized as compensation over the service period.
The purchase price was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The revenue and earnings of YourCash for the year ended December 31, 2016 were not material nor were the historical revenue and earnings of YourCash material for the purpose of presenting pro forma information for the current or prior-year periods.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of October 3, 2016
Cash and cash equivalents	$5,223
Restricted cash	12,351
Other current assets	2,394
Property and equipment	12,514
Intangible assets	24,571
Total assets acquired	57,053

Trade accounts payable	(3,323)
Short-term borrowings	(12,535)
Accrued expenses and other current liabilities	(5,077)
Deferred tax liabilities	(5,462)
Other long-term liabilities	(475)
Total liabilities assumed	(26,872)

Goodwill	32,429

Net assets acquired	$62,610

Index to Consolidated Financial Statements

The intangible assets of YourCash are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Customer relationships	$23,506	14 - 20 years
Trade names	428	2 years
Non-compete agreements	637	3 years
Total intangible assets	$24,571
Goodwill of $32.4 million arising from the acquisition was included in the EFT Processing Segment and was attributable to expected growth opportunities in Europe. Goodwill and intangible assets associated with this acquisition are not deductible for tax purposes.
Other
During the fourth quarter of 2016, the Company completed the acquisition of Tuatara Management Limited for an insignificant amount of cash consideration. The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the Money Transfer Segment.
2015 Acquisitions
xe Corporation
On July 2, 2015, the Company completed the acquisition of all of the capital stock of xe Corporation and its subsidiaries ("xe"). xe is a Canadian company which operates the xe.com and x-rates.com websites, providing currency-related data and international payments services. This acquisition provides Euronet an internationally recognized brand and a large Internet presence in which to offer its foreign currency products.
Under the terms of the agreement, the xe sellers received purchase consideration of $79.9 million in cash, including working capital adjustments, and 642,912 shares of Euronet common stock, with a fair value at date of acquisition of $40.1 million. Half of the common stock portion of the purchase consideration was placed in escrow at closing as security for the xe sellers' indemnification and other obligations under the purchase agreement. Any purchase consideration remaining in escrow will be released to the sellers two years following the closing date, net of any pending indemnification or other claims under the purchase agreement.
During the first quarter of 2016, the Company completed its valuation of the acquired assets and liabilities, which included an adjustment to goodwill of $3.9 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of July 2, 2015
Cash and cash equivalents	$1,872
Other current assets	1,294
Intangible assets	19,269
Other long-term assets	341
Deferred tax assets	161
Total assets acquired	22,937

Trade accounts payable	(26)
Accrued expenses and other current liabilities	(11,824)
Other long-term liabilities	(571)
Total liabilities assumed	(12,421)

Goodwill	109,460

Net assets acquired	$119,976

Index to Consolidated Financial Statements

The intangible assets of xe are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Proprietary software	$2,051	5 years
Customer relationships	13,765	8 years
Trade names	3,237	20 years
Non-compete agreements	216	3 years
Total intangible assets	$19,269
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
IME
On June 17, 2015, the Company completed the acquisition of all of the capital stock of IME (M) Sdn Bhd and certain affiliated companies ("IME"). IME is a leading Malaysian-based money transfer provider and provides the Money Transfer Segment with immediate entry into the Asian and Middle East send markets.
Under the terms of the purchase agreement, the sellers received purchase consideration of $78.9 million in cash, including estimated working capital adjustments, and 49,941 shares of Euronet common stock, with a fair value at date of acquisition of $3.0 million. A portion of the purchase consideration was placed in escrow at closing as security for the sellers' indemnification and other obligations under the purchase agreement. Any purchase consideration remaining in escrow will be released to the sellers at various defined dates over five years following the closing date, net of any pending indemnification or other claims under the purchase agreement.
In the first quarter of 2016, the Company adjusted the purchase price allocation to included a net adjustment to goodwill of $1.3 million, which resulted from a working capital adjustment and the finalization of the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of June 17, 2015
Cash and cash equivalents	$33,279
Other current assets	21,566
Intangible assets	36,250
Other long-term assets	5,327
Total assets acquired	96,422

Trade accounts payable	(2,766)
Accrued expenses and other current liabilities	(2,743)
Settlement obligations and customer deposits	(30,540)
Deferred tax liabilities	(9,063)
Other long-term liabilities	(858)
Total liabilities assumed	(45,970)

Goodwill	31,443

Net assets acquired	$81,895

Index to Consolidated Financial Statements

The intangible assets of IME are being amortized on a straight-line basis, and the estimated fair values consist of the following:

(in thousands)	Fair Value	Estimated Useful Life
Customer relationships	$35,360	8 years
Trade names	450	2 years
Non-compete agreements	440	5 years
Total intangible assets	$36,250
None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results of operations. Additionally, the cumulative effect of the IME acquisitions was not material to the Company's results of operations. The net assets of IME and its results of operations are included in the Money Transfer Segment's results.

(6) Restricted Cash

The restricted cash balances as of December 31, 2016 and 2015 were as follows:

	As of December 31,
(in thousands)	2016	2015
Cash held in trust and/or cash held on behalf of others	$64,438	$37,121
Collateral on bank credit arrangements and other	13,236	8,191
Total	$77,674	$45,312

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

(7)    Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2016 and 2015 are as follows:

	As of December 31,
(in thousands)	2016	2015
ATMs	$222,183	$176,221
POS terminals	40,336	44,113
Vehicles and office equipment	61,923	55,031
Computers and software	138,249	122,106
Land and buildings	1,924	2,008
	464,615	399,479
Less accumulated depreciation and amortization	(262,470)	(242,111)
Total	$202,145	$157,368

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2016, 2015 and 2014 was $48.5 million, $40.2 million and $42.0 million, respectively.

Index to Consolidated Financial Statements

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$199,842	$(107,820)	$174,219	$(96,144)
Trademarks and trade names	53,396	(21,598)	55,706	(19,323)
Software	58,696	(18,291)	65,634	(13,820)
Non-compete agreements	3,744	(2,638)	3,508	(1,808)
Total	$315,678	$(150,347)	$299,067	$(131,095)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2016 and 2015:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2015	$158,267	$599,863	$758,130
Increases (decreases):
Acquisitions	50,497	143,461	193,958
Amortization	(23,879)	—	(23,879)
Other (primarily changes in foreign currency exchange rates)	(16,913)	(58,146)	(75,059)
Balance as of December 31, 2015	167,972	685,178	853,150
Increases (decreases):
Acquisitions	33,921	29,871	63,792
Amortization	(25,503)	—	(25,503)
Other (primarily changes in foreign currency exchange rates)	(11,059)	(25,336)	(36,395)
Balance as of December 31, 2016	$165,331	$689,713	$855,044

The Company performs its annual goodwill impairment test during the fourth quarter of each year. The annual goodwill impairment test completed during the fourth quarter of 2016 resulted in no impairment charges. In performing the annual goodwill impairment test, management must apply judgment in determining the estimated fair value of a business and uses all available information to make these fair value determinations, including discounted projected future cash flow analysis using discount rates commensurate with the risks involved in the assets, together with comparable sales prices that the Company or another purchaser would likely pay for the respective assets.
Of the total goodwill balance of $689.7 million as of December 31, 2016, $454.1 million relates to the Money Transfer Segment, $153.5 million relates to the epay Segment and the remaining $82.1 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $25.5 million, $23.9 million and $24.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2016, is expected to total $23.7 million for 2017, $21.6 million for 2018, $20.7 million for 2019, $20.0 million for 2020 and $19.0 million for 2021.

Index to Consolidated Financial Statements

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2016 and 2015 were as follows:

	As of December 31,
(in thousands)	2016	2015
Accrued expenses	$210,275	$125,366
Accrued amounts due to mobile operators and other content providers	121,505	71,762
Money transfer settlement obligations	219,601	159,854
Derivative liabilities	63,772	25,891
Total	$615,153	$382,873

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2016 and 2015:

	As of December 31,
(in thousands)	2016	2015
Credit Facility:
Term loan, due 2019	$60,000	$67,031
Revolving credit agreements, due 2019	159,963	7,701
	219,963	74,732
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	358,293	347,878

Other obligations	23,892	5,731

Total debt obligations	$602,148	$428,341
Unamortized debt issuance costs	(8,324)	(10,809)
Carrying value of debt	$593,824	$417,532
Short-term debt obligations and current maturities of long-term debt obligations	(32,161)	(12,060)
Long-term debt obligations	$561,663	$405,472

As of December 31, 2016, aggregate annual maturities of long-term debt are $9.0 million in 2017, $14.2 million in 2018, $197.5 million in 2019, $402.5 million in 2020 and none thereafter. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2019 and the convertible notes maturing in 2020, coinciding with the terms of the initial put option by holders of the notes.
Credit Facility
The Company has a revolving bank credit facility with a syndicate of financial institutions which expires April 9, 2019. The senior secured credit facility (the "Credit Facility") provides an aggregate amount of $675 million, consisting of a $590 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and a $75 million five-year term loan which has been reduced to $60.0 million as of December 31, 2016 through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans.

Index to Consolidated Financial Statements

Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the amended and restated credit agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% (or 0.375% to 1.375% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the amended and restated credit agreement. The maturity date for the Credit Facility is April 9, 2019, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rates of the Company's borrowings under the term loan and revolving credit facility were 2.1% and 2.4%, respectively, as of December 31, 2016, and 1.8% and 10.1%, respectively as of December 31, 2015. The weighted average interest rate under the revolving credit facility for 2015 was higher than the Term Loan A due to the higher borrowing rate related to the India credit facility.
As of December 31, 2016 and 2015, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facility of $44.9 million and $42.0 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that may adjust each quarter based upon the Company's consolidated total leverage ratio. As of December 31, 2016 and 2015, the stand-by letters of credit interest charges was 1.4% per annum.
The amended and restated credit agreement contains customary affirmative and negative covenants, events of default and financial covenants, including: (i) a Consolidated Total Leverage Ratio not to exceed 4.0 to 1.0; and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.5 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements as contained in the amended and restated credit agreement, the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt.
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
Contractual interest expense was $6.0 million, $6.0 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Discount accretion was $10.4 million, $9.9 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the unamortized discounts were $44.2 million and $54.6 million, respectively. The discount will be amortized through October 1, 2020. The effective interest rate was 4.7% for the years ended December 31, 2016 and 2015.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2016 and 2015, borrowings under these arrangements were $23.9 million and $5.7 million, respectively. As of December 31, 2016, there was $23.3 million due in 2017 under these other obligation arrangements.

(11) Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) certain foreign currency denominated other asset and liability

Index to Consolidated Financial Statements

positions. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC 815, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates are reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2016, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $165.1 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2016, the Company had foreign currency forward contracts outstanding with a notional value of $106.5 million, primarily in British pounds, euros and Polish zloty.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $66.0 million, $62.8 million and $37.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of December 31, 2016 was approximately $1.3 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$75,307	$37,034	Other current liabilities	$(63,772)	$(25,891)

Index to Consolidated Financial Statements

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2016 and 2015 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$75,307	$—	$75,307	$(49,752)	$(7,562)	$17,993

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$37,034	$—	$37,034	$(19,786)	$(6,415)	$10,833
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(63,772)	$—	$(63,772)	$49,752	$1,106	$(12,914)

As of December 31, 2015
Derivatives subject to a master netting arrangement or similar agreement	$(25,891)	$—	$(25,891)	$19,786	$1,741	$(4,364)

Income Statement Presentation
The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2016	2015	2014
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain, net	$143	$1,026	$2,300
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

Index to Consolidated Financial Statements

(12) Leases

Capital leases

The Company leases certain of its ATMs, computer equipment and vehicles under capital lease agreements that expire between the years of 2017 and 2021 and bear interest at rates between 0.6% and 12.8%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the assets and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2016 and 2015 were as follows:

	As of December 31,
(in thousands)	2016	2015
ATMs	$15,838	$10,307
Other	2,038	1,587
Subtotal	17,876	11,894
Less accumulated amortization	(5,892)	(4,618)
Total	$11,984	$7,276

Non-cash financing and investing activities for the years ended December 31, 2016, 2015 and 2014 represented capital lease obligations of $5.8 million, $6.4 million and $2.2 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

Operating leases

The Company has non-cancelable operating leases that expire between the years of 2017 and 2031. Certain of these leases contain renewal options and escalation provisions. The Company recognizes rent expense under the straight-line method over the term of the lease. Rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $80.0 million, $63.0 million and $57.0 million, respectively.

Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2016 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2017	$3,917	$49,947
2018	3,544	44,409
2019	2,502	33,715
2020	1,148	25,601
2021	403	16,022
Thereafter	—	15,877
Total minimum lease payments	11,514	$185,571
Less amounts representing interest	(1,252)
Present value of net minimum capital lease payments	10,262
Less current portion of obligations under capital leases	(3,293)
Obligations under capital leases, less current portion	$6,969

Index to Consolidated Financial Statements

(13) Income Taxes

The sources of income before income taxes for the years ended December 31, 2016, 2015 and 2014 are presented as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income before taxes:
United States	$41,804	$10,686	$7,337
Foreign	191,089	130,408	134,166
Total income before income taxes	$232,893	$141,094	$141,503

The Company's income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current tax expense (benefit):
U.S.	$(2,886)	$1,277	$133
Foreign	59,515	45,150	44,780
Total current	56,629	46,427	44,913
Deferred tax expense (benefit):
U.S.	9,908	2,037	628
Foreign	(7,742)	(5,862)	(5,526)
Total deferred	2,166	(3,825)	(4,898)
Total tax expense	$58,795	$42,602	$40,015

The following is a reconciliation of the federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollar amounts in thousands)	2016	2015	2014
U.S. federal income tax expense at applicable statutory rate	$81,513	$49,383	$49,526
Tax effect of:
State income tax expense (benefit) at statutory rates	1,341	894	(985)
Non-deductible expenses	3,482	4,947	4,943
Share-based compensation	(1)	(684)	(266)
Other permanent differences	(4,929)	(5,505)	(5,563)
Difference between U.S. federal and foreign tax rates	(18,432)	(13,615)	(13,677)
Provision in excess of statutory rates	2,490	2,400	955
Change in federal and foreign valuation allowance	(8,163)	1,724	4,357
Other	1,494	3,058	725
Total income tax expense	$58,795	$42,602	$40,015
Effective tax rate	25.2%	30.2%	28.3%

Index to Consolidated Financial Statements

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2016	2015
Deferred tax assets:
Tax loss carryforwards	$34,858	$38,335
Share-based compensation	9,252	6,618
Accrued expenses	16,970	15,826
Property and equipment	10,947	6,723
Goodwill and intangible amortization	15,635	20,467
Intercompany notes	12,654	15,365
Accrued revenue	21,005	11,502
Other	12,517	11,369
Gross deferred tax assets	133,838	126,205
Valuation allowance	(37,255)	(48,566)
Net deferred tax assets	96,583	77,639
Deferred tax liabilities:
Intangibles related to purchase accounting	(27,974)	(30,722)
Goodwill and intangible amortization	(14,457)	(7,615)
Accrued expenses	(24,124)	(13,563)
Intercompany notes	(2,559)	(2,587)
Accrued interest	(37,514)	(29,604)
Capitalized research and development	(9,520)	(5,014)
Property and equipment	(2,029)	(5,428)
Accrued revenue	(4,668)	(4,155)
Other	(4,180)	(4,413)
Total deferred tax liabilities	(127,025)	(103,101)
Net deferred tax liabilities	$(30,442)	$(25,462)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2016 are expected to be allocated to income taxes in the Consolidated Statements of Income with the following exception. A $37 million tax benefit of net operating losses generated from share-based compensation has been excluded from the amounts disclosed for tax loss carryforwards and valuation allowances to the extent the benefit would be recognized in equity if realized.

As of December 31, 2016, and 2015, the Company's U.S. federal and foreign tax loss carryforwards were $231.9 million and $229.2 million, respectively, and U.S. state tax loss carryforwards were $88.1 million and $88.7 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2016.

Index to Consolidated Financial Statements

As of December 31, 2016, the Company had U.S. federal and foreign tax net operating loss carryforwards of $231.9 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2017	$1,012	$251
2018	350	85
2019	2,421	606
2020	6,777	1,474
2021	5,179	1,173
Thereafter	188,277	59,988
Unlimited	27,868	6,471
Total	$231,884	$70,048

In addition, the Company's state tax net operating loss carryforwards of $88.1 million will expire periodically from 2017 through 2036.
No provision has been made in the accounts as of December 31, 2016 for U.S. federal and state income taxes which would be payable if the gross undistributed earnings of the foreign subsidiaries were distributed to the Company since management has determined that the earnings are permanently reinvested. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $997.7 million as of December 31, 2016. The determination of the amount of unrecognized deferred U.S. income tax liabilities and foreign tax credits, if any, is not practicable to calculate at this time.
Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Beginning balance	$16,370	$15,028
Additions based on tax positions related to the current year	5,847	3,620
Reductions for tax positions of prior years	(255)	(998)
Settlements	(642)	(918)
Statute of limitations expiration	(3,332)	(362)
Ending balance	$17,988	$16,370

As of December 31, 2016 and 2015, approximately $15.1 million and $11.5 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $2.1 million and $3.1 million as of December 31, 2016 and 2015, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2016:

Jurisdictions	Periods
U.S. (Federal)	2013 through 2016
Spain	2009 through 2016
Australia	2010 through 2016
U.K.	2009 through 2016
Germany	2009 through 2016

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

(14) Valuation and Qualifying Accounts

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Beginning balance-allowance for doubtful accounts	$19,140	$20,546	$22,079
Additions-charged to expense	6,556	8,209	11,156
Amounts written off	(6,839)	(7,862)	(10,573)
Other (primarily changes in foreign currency exchange rates)	(488)	(1,753)	(2,116)
Ending balance-allowance for doubtful accounts	$18,369	$19,140	$20,546

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany and Singapore, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany and Singapore, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2016, the Company has approximately 3.9 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $15.0 million, $12.8 million and $12.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $1.0 million, $0.7 million and $0.8 million during the years ended December 31, 2016, 2015 and 2014, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Index to Consolidated Financial Statements

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2015 (1,907,094 shares exercisable)	3,226,221	$31.40
Granted	336,472	$73.69
Exercised	(215,378)	$19.02
Forfeited/Canceled	(36,339)	$58.43
Balance at December 31, 2016	3,310,976	$36.20	5.9	$121,073
Exercisable at December 31, 2016	2,154,790	$21.95	4.5	$108,910
Vested and expected to vest at December 31, 2016	3,124,174	$34.38	5.7	$119,818

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $4.1 million, $7.8 million and $9.1 million in connection with stock options exercised in the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value of these options exercised was $12.3 million, $22.8 million and $18.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $19.4 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.8 years. The following table provides the fair value of options granted under the SCP during 2016, 2015 and 2014, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2016	2015	2014
Volatility	33.3%	32.7%	32.8%
Risk-free interest rate - weighted average	2.0%	1.7%	1.7%
Risk-free interest rate - range	1.29% to 2.01%	1.71% to 1.75%	1.67% to 1.88%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.5 years	5.4 years	5.5 years
Weighted-average fair value (per share)	$25.29	$24.29	$18.57
Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	572,828	$47.54
Granted	125,259	$73.86
Vested	(190,511)	$32.09
Forfeited	(12,708)	$57.13
Nonvested at December 31, 2016	494,868	$59.90

Index to Consolidated Financial Statements

The fair value of shares vested in the years ended December 31, 2016, 2015 and 2014 was $13.3 million, $19.9 million and $14.9 million, respectively. As of December 31, 2016, there was $10.3 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.8 years. As of December 31, 2016, there was $8.6 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.8 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $73.86, $72.52 and $53.12 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2016, 2015 and 2014, the Company issued 34,658, 54,421 and 50,470 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $59.69, $52.62 and $38.04, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.5 million, $0.7 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2016, 2015 and 2014 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2016	2015	2014
Volatility - weighted average	36.3%	30.6%	32.6%
Volatility - range	20.0% to 50.1%	25.9% to 41.9%	26.6% to 43.4%
Risk-free interest rate - weighted average	0.24%	0.01%	0.03%
Risk-free interest rate - range	0.22% to 0.29%	0.00% to 0.03%	0.02% to 0.05%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$14.42	$12.44	$9.16

Index to Consolidated Financial Statements

(16) Business Segment Information

Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). The Company currently operates in the following three reportable operating segments:

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

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names, Ria, HiFX, IME and xe. Ria and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. HiFX offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is a provider of foreign currency exchange information and offers money transfers on its currency data websites. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$464,254	$693,986	$801,919	$(1,544)	$1,958,615
Operating expenses:
Direct operating costs	224,793	528,774	422,508	(1,530)	1,174,545
Salaries and benefits	51,822	51,378	155,471	29,749	288,420
Selling, general and administrative	30,399	34,517	93,219	7,213	165,348
Depreciation and amortization	40,084	11,075	29,195	175	80,529
Total operating expenses	347,098	625,744	700,393	35,607	1,708,842
Operating income (expense)	$117,156	$68,242	$101,526	$(37,151)	$249,773
Other income (expense)
Interest income					1,696
Interest expense					(28,332)
Foreign currency exchange loss, net					(10,200)
Other gains					19,956
Total other expense, net					(16,880)
Income before income taxes					$232,893
Segment assets as of December 31, 2016	$786,166	$733,514	$1,136,722	$56,470	$2,712,872
Property and equipment, net as of December 31, 2016	$139,161	$23,939	$38,954	$91	$202,145

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$379,523	$708,373	$685,635	$(1,269)	$1,772,262
Operating expenses:
Direct operating costs	182,136	542,747	358,154	(1,188)	1,081,849
Salaries and benefits	45,364	49,752	137,077	26,969	259,162
Selling, general and administrative	25,822	38,272	85,096	7,195	156,385
Depreciation and amortization	31,807	11,163	26,650	405	70,025
Total operating expenses	285,129	641,934	606,977	33,381	1,567,421
Operating income (expense)	$94,394	$66,439	$78,658	$(34,650)	$204,841
Other income (expense)
Interest income					2,170
Interest expense					(24,814)
Foreign currency exchange loss, net					(41,418)
Other gains					315
Total other expense, net					(63,747)
Income before income taxes					$141,094
Segment assets as of December 31, 2015	$469,351	$646,000	$1,040,737	$36,626	$2,192,714
Property and equipment, net as of December 31, 2015	$99,798	$24,834	$32,591	$145	$157,368

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2014
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$358,636	$783,781	$523,150	$(1,417)	$1,664,150
Operating expenses:
Direct operating costs	163,590	607,866	263,253	(1,230)	1,033,479
Salaries and benefits	47,148	56,402	115,419	24,251	243,220
Selling, general and administrative	25,730	42,542	77,305	11,688	157,265
Depreciation and amortization	30,847	15,901	24,432	275	71,455
Total operating expenses	267,315	722,711	480,409	34,984	1,505,419
Operating income (expense)	$91,321	$61,070	$42,741	$(36,401)	$158,731
Other income (expense)
Interest income					2,549
Interest expense					(12,330)
Foreign currency exchange loss, net					(5,646)
Other losses, net					(1,801)
Total other expense, net					(17,228)
Income before income taxes					$141,503
Segment assets as of December 31, 2014	$390,394	$753,962	$835,977	$58,114	$2,038,447
Property and equipment, net as of December 31, 2014	$72,749	$24,859	$27,528	$171	$125,307

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2016, 2015 and 2014, and property and equipment and total assets as of December 31, 2016 and 2015, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2016	2015	2014	2016	2015	2016	2015
United States	$548,877	$529,467	$440,166	$25,837	$24,693	$373,303	$350,583
Germany	409,590	377,170	389,060	16,852	14,946	404,733	347,893
United Kingdom	131,826	124,485	124,839	15,279	5,600	422,298	315,347
Poland	115,269	105,129	113,837	60,027	57,287	187,686	106,691
Spain	82,921	62,086	59,949	13,796	9,756	95,304	74,598
Australia	77,198	77,643	89,430	3,153	2,434	82,377	89,538
India	75,243	78,783	72,736	7,907	5,518	66,741	62,409
Italy	72,591	56,896	58,970	7,285	3,596	110,888	88,683
Malaysia	53,787	28,518	—	3,471	3,293	129,023	114,547
New Zealand	40,890	56,735	32,967	2,810	2,382	203,300	163,574
Other	350,423	275,350	282,196	45,728	27,863	637,219	478,851
Total foreign	1,409,738	1,242,795	1,223,984	176,308	132,675	2,339,569	1,842,131
Total	$1,958,615	$1,772,262	$1,664,150	$202,145	$157,368	$2,712,872	$2,192,714

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by the Company's software subsidiary, which are attributed to the U.S.

(17) Financial Instruments and Fair Value Measurements

Concentrations of credit risk
The Company's credit risk primarily relates to trade accounts receivable and cash and cash equivalents. The EFT Processing Segment's customer base includes the most significant international card organizations and certain banks in its markets. The epay Segment's customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company's behalf and generally remit the cash within one week. The Company performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 14, Valuation and Qualifying Accounts, for further disclosure.
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

Index to Consolidated Financial Statements

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$75,307	$—	$75,307
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	(63,772)	$—	$(63,772)

		As of December 31, 2015
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$37,034	$—	$37,034
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,891)	$—	$(25,891)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2019 and revolving credit agreements approximate fair values because interest is based on the London Inter-Bank Offered Rate ("LIBOR") that resets at various intervals of less than one year. The Company estimates the fair value of the convertible notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2016 and 2015, the fair values of the convertible notes were $475.1 million and $509.7 million, respectively, with carrying values of $358.3 million and $347.9 million, respectively.

Index to Consolidated Financial Statements

(18) Litigation and Contingencies

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

(19) Commitments

As of December 31, 2016, the Company had $68.2 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $2.9 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2016, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $17.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $4.3 million over the terms of the agreements with the customers. We have other guarantees with maximum future potential payment amounts totaling approximately $395.2 million, which consist primarily of payment guarantees and guarantees for trade credit.
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
From time to time, the Company enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2016, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $340.0 million. The Company maintains insurance policies to mitigate this exposure;

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

Index to Consolidated Financial Statements

The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2016 or 2015.

(20) Related Party Transactions

The Company leases airplanes from companies partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplanes are leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.3 million, $0.3 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively, for the use of these airplanes.

In June 2014, the Company signed an ATM operating agreement with Rontec Ltd., a U.K. company in which Gerald Ronson holds a majority of the shares. Mr. Ronson is the father-in-law of Paul Althasen, one of the Company's directors. This is a commercial agreement under which the Company leases ATM sites from Rontec Ltd. at rates which it considers to be competitive commercial rates. The Company paid $0.1 million under this agreement in each of 2016, 2015 and 2014.

Index to Consolidated Financial Statements

(21) Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2016
Revenues	$437,894	$476,867	$524,025	$519,829
Operating income	$41,889	$59,310	$90,468	$58,106
Net income	$29,084	$55,577	$60,782	$28,655
Net income attributable to Euronet Worldwide, Inc.	$29,094	$55,677	$60,733	$28,911
Earnings per common share:
Basic	$0.55	$1.07	$1.16	$0.55
Diluted	$0.53	$1.04	$1.11	$0.54
For the Year Ended December 31, 2015
Revenues	$395,162	$425,148	$481,373	$470,579
Operating income	$32,163	$47,180	$70,274	$55,224
Net income	$7,125	$26,521	$31,324	$33,522
Net income attributable to Euronet Worldwide, Inc.	$7,178	$26,809	$31,334	$33,487
Earnings per common share:
Basic	$0.14	$0.52	$0.60	$0.63
Diluted	$0.13	$0.50	$0.57	$0.61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management has excluded YourCash Europe Limited ("YourCash") from our assessment of internal control over financial reporting, which was acquired in a purchase business combination during 2016. YourCash’s total assets were $87.9 million and total revenues were $9.6 million, which were included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Based on these criteria and our assessment, we have determined that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

March 1, 2017

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under Investor Relations/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Equity Compensation Plan Table" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, is incorporated herein by reference.

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

2.1
Share Purchase Agreement, dated as of March 7, 2014, among Euronet Worldwide, Inc. and the Sellers referenced therein. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 11, 2014 (File No. 001-31648) and incorporated herein by reference). (4)

3.1
Certificate of Incorporation of Euronet Worldwide, Inc., as amended (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 22, 2009 (File No. 001-31648) and incorporated by reference herein)

3.2
Certificate of Amendment to Certificate of Incorporation of Euronet Worldwide, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 22, 2009 (File No. 001-31648) and incorporated by reference herein)

3.3
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 29, 2013 (File No. 001-31648), and incorporated herein by reference)

3.4
Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 28, 2017 (File No. 001-31648), and incorporated herein by reference)

4.1
Indenture, dated November 5, 2014, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated herein by reference)

4.2	Form of 1.50% Convertible Senior Note due 2044 (included as Exhibit A to Exhibit 4.1 above)

10.1
Form of Employee Restricted Stock Grant Agreement pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2006 (File No. 001-31648), and incorporated by reference herein) (2)

10.2
Form of Employee Restricted Stock Unit Agreement for Executives and Directors pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10- K filed February 28, 2007 (File No. 001-31648), and incorporated by reference herein) (2)

10.3
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

10.7	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2008 (File No. 001-31648), and incorporated by reference herein)

10.8
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix A to the Company's Definitive Proxy Statement filed on April 15, 2013 (File No. 001-31648), and incorporated by reference herein) (2)

10.9
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-31648) and incorporated by reference herein) (2)

10.10
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-31648) and incorporated by reference herein) (2)

10.11
Employment Agreement dated February 24, 2011 between Euronet Card Services SA and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-31648) and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 (File No. 001-31648) and incorporated by reference herein) (2)

10.15
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 (File No. 001-31648) and incorporated by reference herein)

10.16
Commitment Increase Agreement, dated as of October 11, 2012 by and among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers under the Master Revolving Commitments, certain Subsidiaries and Affiliates as Guarantors, the Incremental Commitment Lenders, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2012 (File No. 001-31648) and incorporated by reference herein)

10.17
Amendment No. 1 dated April 9, 2014, to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, BMO Capital Markets and BBVA Compass Bank, as Syndication Agent and Wells Fargo as Documentation Agent (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-Q filed on May 2, 2014 (File No. 001-31648) and incorporated by reference herein)

10.18
Purchase Agreement, dated October 30, 2014, among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, for themselves and on behalf of several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated by reference herein)

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

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements.

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

Date: March 1, 2017

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown March 1, 2017	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller March 1, 2017	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen March 1, 2017	Director

/s/ Andrzej Olechowski Andrzej Olechowski March 1, 2017	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara March 1, 2017	Director

/s/ Thomas A. Schmitt Thomas A. McDonnell March 1, 2017	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt March 1, 2017	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord March 1, 2017	Director

/s/ Mark R. Callegari Mark R. Callegari March 1, 2017	Director