Form 10-Q
period 2017-03-31
EURONET WORLDWIDE INC
filed 2017-05-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On May 1, 2017, Euronet Worldwide, Inc. had 52,430,488 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$763,587	$734,414
Restricted cash	99,992	77,674
Inventory — PINs and other	43,965	78,115
Trade accounts receivable, net of allowances for doubtful accounts of $18,887 at March 31, 2017 and $18,369 at December 31, 2016	370,873	502,989
Prepaid expenses and other current assets	166,829	191,796
Total current assets	1,445,246	1,584,988
Property and equipment, net of accumulated depreciation of $281,165 at March 31, 2017 and $262,470 at December 31, 2016	217,866	202,145
Goodwill	698,511	689,713
Acquired intangible assets, net of accumulated amortization of $158,286 at March 31, 2017 and $150,347 at December 31, 2016	161,075	165,331
Other assets, net of accumulated amortization of $38,464 at March 31, 2017 and $36,984 at December 31, 2016	75,138	70,695
Total assets	$2,597,836	$2,712,872
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$318,416	$456,682
Accrued expenses and other current liabilities	580,240	615,153
Current portion of capital lease obligations	3,950	3,293
Short-term debt obligations and current maturities of long-term debt obligations	30,142	32,161
Income taxes payable	28,156	27,611
Deferred revenue	46,550	44,200
Total current liabilities	1,007,454	1,179,100
Debt obligations, net of current portion	562,233	561,663
Capital lease obligations, net of current portion	8,608	6,969
Deferred income taxes	44,418	44,079
Other long-term liabilities	21,414	20,504
Total liabilities	1,644,127	1,812,315
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,534,749 issued at March 31, 2017 and 58,389,242 issued at December 31, 2016	1,171	1,168
Additional paid-in-capital	1,051,745	1,045,663
Treasury stock, at cost, 6,106,743 shares at March 31, 2016 and 6,085,841 shares at December 31, 2016	(217,452)	(215,462)
Retained earnings	308,232	278,842
Accumulated other comprehensive loss	(191,266)	(210,662)
Total Euronet Worldwide, Inc. stockholders’ equity	952,430	899,549
Noncontrolling interests	1,279	1,008
Total equity	953,709	900,557
Total liabilities and equity	$2,597,836	$2,712,872
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$473,380	$437,894
Operating expenses:
Direct operating costs	296,607	271,626
Salaries and benefits	71,863	67,237
Selling, general and administrative	41,987	37,854
Depreciation and amortization	21,637	19,288
Total operating expenses	432,094	396,005
Operating income	41,286	41,889
Other income (expense):
Interest income	1,170	452
Interest expense	(7,148)	(6,286)
Foreign currency exchange gain, net	1,715	2,172
Other gains	17	—
Other expense, net	(4,246)	(3,662)
Income before income taxes	37,040	38,227
Income tax expense	(8,971)	(9,143)
Net income	28,069	29,084
Net loss attributable to noncontrolling interests	54	10
Net income attributable to Euronet Worldwide, Inc.	$28,123	$29,094

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.54	$0.55
Diluted	$0.51	$0.53

Weighted average shares outstanding:
Basic	52,345,944	52,685,765
Diluted	54,921,779	54,529,588
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$28,069	$29,084
Translation adjustment	19,420	34,702
Comprehensive income	47,489	63,786
Comprehensive loss attributable to noncontrolling interests	30	57
Comprehensive income attributable to Euronet Worldwide, Inc.	$47,519	$63,843
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$28,069	$29,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,637	19,288
Share-based compensation	3,706	3,711
Unrealized foreign exchange gain, net	(1,715)	(2,172)
Deferred income taxes	922	(1,067)
Accretion of convertible debt discount and amortization of debt issuance costs	3,317	3,117
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(98)	2,410
Restricted cash	3,583	8,090
Inventory — PINs and other	35,373	11,022
Trade accounts receivable	140,012	81,736
Prepaid expenses and other current assets	26,774	5,736
Trade accounts payable	(144,333)	(109,796)
Deferred revenue	1,924	5,331
Accrued expenses and other current liabilities	(68,996)	49,620
Changes in noncurrent assets and liabilities	656	(1,497)
Net cash provided by operating activities	50,831	104,613
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(137)
Purchases of property and equipment	(22,659)	(17,354)
Purchases of other long-term assets	(1,513)	(1,513)
Other, net	259	101
Net cash used in investing activities	(23,913)	(18,903)
Cash flows from financing activities:
Proceeds from issuance of shares	2,084	1,992
Repurchase of shares	(2,188)	(76,390)
Borrowings from revolving credit agreements	342,113	538,969
Repayments of revolving credit agreements	(342,900)	(467,099)
Repayments of long-term debt obligations	(1,875)	(1,406)
Repayments of capital lease obligations	(1,150)	(599)
Repayments of short-term debt obligations, net	(2,746)	(999)
Other, net	301	278
Net cash used in financing activities	(6,361)	(5,254)
Effect of exchange rate changes on cash and cash equivalents	8,616	10,558
Increase in cash and cash equivalents	29,173	91,014
Cash and cash equivalents at beginning of period	734,414	457,518

Cash and cash equivalents at end of period	$763,587	$548,532

Supplemental disclosure of cash flow information:
Interest paid during the period	$6,387	$1,621
Income taxes paid during the period	$5,825	$10,462
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016, including the notes thereto, set forth in the Company’s 2016 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method.
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

Lastly, in February 2017, the FASB issued ASU 2017-05, Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition guidance and provide guidance on partial sales of nonfinancial assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” This ASU must be adopted at the same time as ASC 606.
The Company has performed a review of the requirements of the new revenue standards and is in the process of reviewing customer contracts under the new revenue standards but does not expect the new revenue standards will have a material impact on the timing of revenue recognition on its consolidated financial statements. The Company continues to assess all potential effects of the standards and it believes the principal versus agent guidance may affect the presentation and classification of revenue for certain epay and EFT segment arrangements. The Company will continue to update its assessment of the effect the new revenue standards will have on its consolidated financial statements and will disclose the final determination of the transition method and material effects, if any, when known.
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
In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses how companies account for certain aspects of share-based payments to employees. This ASU requires all excess tax benefits and tax deficiencies be recognized in the statement of income as a component of income tax expense or benefit. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in the Company's effective tax rate. As part of the adoption of this standard during the recent quarter, the Company was required to recognize previously unrecognized excess tax benefits on a modified retrospective basis and record an adjustment to deferred tax assets and retained earnings. Additionally, the Company applied the prospective transition method for the presentation of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows. The Company made an accounting election to continue to estimate forfeitures when determining amortization expense of stock-based compensation.

For the period ended March 31, 2017, the adoption of the provisions of this ASU did not have a material impact on the Company’s consolidated statement of income. A cumulative effect adjustment of $40.2 million for previously unrecognized excess tax benefits from prior fiscal years was recognized in beginning Retained earnings as of January 1, 2017. As a result of recognizing this excess tax benefit, the Company recorded a deferred tax asset of $40.2 million and an associated valuation allowance of $38.9 million to beginning Retained earnings. The offsetting deferred tax asset and valuation allowance resulted in a net increase of $1.3 million to beginning Retained earnings at adoption.

Prior to 2017, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statements of income. Excess tax benefits were not recognized until the deduction reduced taxes payable. Additionally, excess tax benefits from stock-based compensation were included in financing activities within the Company’s consolidated statements of cash flows.

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

	Three Months Ended March 31,
	2017	2016
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,345,944	52,685,765
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,706,342	1,698,945
Incremental shares from assumed conversion of convertible notes	869,493	144,878
Diluted weighted average shares outstanding	54,921,779	54,529,588
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three months ended March 31, 2017 and 2016. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 969,000 and 418,000 for the three months ended March 31, 2017, and 2016, respectively.
During 2017 and 2016, the Company had convertible notes outstanding that, if converted, could have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of March 31, 2017, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock, which it did as of March 31, 2017 and 2016. Therefore, according to Accounting Standards Codification ("ASC") 260, Earnings per Share, these notes were dilutive to earnings per share for the three months ended March 31, 2017 and 2016. See Note 6, Debt Obligations, for more information about the convertible notes.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $19.4 million and $34.7 million for the three months ended March 31, 2017 and 2016, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2017 and 2016.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2017 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2016	$165,331	$689,713	$855,044
Increases (Decreases):
Amortization	(6,347)	—	(6,347)
Other (primarily changes in foreign currency exchange rates)	2,091	8,798	10,889
Balance as of March 31, 2017	$161,075	$698,511	$859,586

Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2017, is expected to total $17.7 million for the remainder of 2017, $21.9 million for 2018, $21.0 million for 2019, $20.2 million for 2020, $19.3 million for 2021 and $18.3 million for 2022.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2016 resulted in no impairment charge.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2016 annual impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Accrued expenses	$229,538	$210,275
Money transfer settlement obligations	225,005	219,601
Accrued amounts due to mobile operators and other content providers	89,338	121,505
Derivative liabilities	36,359	63,772
Total	$580,240	$615,153

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Credit Facility:
Term loan, due 2019	$58,125	$60,000
Revolving credit agreements, due 2019	159,520	159,963
	217,645	219,963
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	360,982	358,293

Other obligations	21,450	23,892

Total debt obligations	600,077	602,148
Unamortized debt issuance costs	(7,702)	(8,324)
Carrying value of debt	592,375	593,824
Short-term debt obligations and current maturities of long-term debt obligations	(30,142)	(32,161)
Long-term debt obligations	$562,233	$561,663

Credit Facility
As of March 31, 2017, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $58.1 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 2.21% and 2.36%, respectively, as of March 31, 2017.
Convertible Debt
The Convertible Senior Notes due 2044 (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of March 31, 2017. Contractual interest expense was $1.5 million for both the three months ended March 31, 2017 and 2016. Accretion expense was $2.7 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively. The effective interest rate was 4.7% for the three months ended March 31, 2017. As of March 31, 2017, the unamortized discount was $41.5 million, and will be amortized through October 1, 2020.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of March 31, 2017, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $211 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of March 31, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $86 million, primarily in British pounds, euros and Polish zloty.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $15.7 million and $15.2 million for the three months ended March 31, 2017 and 2016, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of March 31, 2017 was approximately $1.3 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$46,236	$75,307	Other current liabilities	$(36,359)	$(63,772)
The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2017 and December 31, 2016 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$46,236	$—	$46,236	$(25,701)	$(7,844)	$12,691

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$75,307	$—	$75,307	$(49,752)	$(7,562)	$17,993
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(36,359)	$—	$(36,359)	$25,701	$1,484	$(9,174)

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$(63,772)	$—	$(63,772)	$49,752	$1,106	$(12,914)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following tables summarize the location and amount of losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

		Amount of Loss Recognized in Income on Derivative Contracts (a)
	Location of Loss Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2017	2016
Foreign currency exchange contracts	Foreign currency exchange loss, net	$(4,659)	$(1,080)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$46,236	$—	$46,236
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,359)	$—	$(36,359)

		As of December 31, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$75,307	$—	$75,307
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(63,772)	$—	$(63,772)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2017 and December 31, 2016, the fair values of the Convertible Notes were $526.6 million and $475.1 million, respectively, with carrying values of $361.0 million and $358.3 million, respectively.

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

The following tables present the Company’s reportable segment results for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$105,752	$164,169	$203,974	$(515)	$473,380
Operating expenses:
Direct operating costs	62,073	126,160	108,885	(511)	296,607
Salaries and benefits	13,746	12,595	38,889	6,633	71,863
Selling, general and administrative	7,186	8,959	22,814	3,028	41,987
Depreciation and amortization	11,785	2,534	7,290	28	21,637
Total operating expenses	94,790	150,248	177,878	9,178	432,094
Operating income (expense)	$10,962	$13,921	$26,096	$(9,693)	$41,286

	For the Three Months Ended March 31, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$86,569	$170,105	$181,573	$(353)	$437,894
Operating expenses:
Direct operating costs	46,747	130,162	95,070	(353)	271,626
Salaries and benefits	11,406	12,095	36,843	6,893	67,237
Selling, general and administrative	6,298	8,967	20,814	1,775	37,854
Depreciation and amortization	8,848	3,066	7,320	54	19,288
Total operating expenses	73,299	154,290	160,047	8,369	396,005
Operating income (expense)	$13,270	$15,815	$21,526	$(8,722)	$41,889

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
EFT Processing	$153,382	$139,161	$891,592	$786,166
epay	24,176	23,939	552,096	733,514
Money Transfer	40,227	38,954	1,116,681	1,136,722
Corporate Services, Eliminations and Other	81	91	37,467	56,470
Total	$217,866	$202,145	$2,597,836	$2,712,872

(10) INCOME TAXES
The Company's effective income tax rate was 24.2% and 23.9% for the three months ended March 31, 2017 and 2016, respectively. The Company's effective income tax rates for the three months ended March 31, 2017 and 2016 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset the pre-tax U.S. GAAP income.

(11) COMMITMENTS
As of March 31, 2017, the Company had $72.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $46.3 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.0 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2017, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $15.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $21.1 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2017, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $288 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2017 or December 31, 2016.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the recent Brexit vote and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; future security breaches, or interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism and anti-bribery requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 35,145 ATMs and approximately 176,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 666,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (www.riamoneytransfer.com and www.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 321,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com). We offer services under the brand name HiFX through our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 22% of total consolidated revenues for the first quarter of 2017, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 35% of total consolidated revenues for the first quarter of 2017, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 66% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 43% of total consolidated revenues for the first quarter of 2017, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and our websites www.riamoneytransfer.com, www.hifx.com, www.hifx.co.uk, www.hifx.com.au, www.imeremit.com, www.xe.com and www.x-rates.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
The Company offers a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement had an initial term of three years from the launch date of April 2014, and was renewed for an additional three years until April 2020 and will automatically renew for subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.
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

OPPORTUNITIES AND CHALLENGES
Our expansion plans and opportunities are focused on eight primary areas:

•	increasing the number of ATMs and cash deposit terminals in our independent networks;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	signing new outsourced ATM and POS terminal management contracts;

•	expanding value added services and other products offered by our EFT Processing Segment, including the sale of DCC, acquiring and other prepaid card services to banks and retailers;

•	expanding our epay processing network and portfolio of digital content;

•	expanding our money transfer services, cross-currency payment products and bill payment network;

•	expanding our cash management solutions and foreign currency risk management services; and

•	developing our credit and debit card outsourcing business.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2017 and 2016 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$105,752	$86,569	$19,183	22%
epay	164,169	170,105	(5,936)	(3)%
Money Transfer	203,974	181,573	22,401	12%
Total	473,895	438,247	35,648	8%
Corporate services, eliminations and other	(515)	(353)	(162)	46%
Total	$473,380	$437,894	$35,486	8%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$10,962	$13,270	$(2,308)	(17)%
epay	13,921	15,815	(1,894)	(12)%
Money Transfer	26,096	21,526	4,570	21%
Total	50,979	50,611	368	1%
Corporate services, eliminations and other	(9,693)	(8,722)	(971)	11%
Total	$41,286	$41,889	$(603)	(1)%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. On average, the U.S. dollar was stronger in the first quarter of 2017 than the same period of 2016 compared to currencies of most markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our reported consolidated revenue and operating income for the first quarter of 2017 was 2% less due to the changes in foreign currency exchange rates when compared to the same period of 2016.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Increase (Decrease) Percent
Currency (dollars per foreign currency)	2017	2016
Australian dollar	$0.7580	$0.7221	5%
British pound	$1.2390	$1.4327	(14)%
euro	$1.0654	$1.1038	(3)%
Hungarian forint	$0.0035	$0.0035	—%
Indian rupee	$0.0149	$0.0148	1%
Malaysian ringgit	$0.2250	$0.2388	(6)%
New Zealand dollar	$0.7113	$0.6641	7%
Polish zloty	$0.2467	$0.2532	(3)%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2017 and 2016 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$105,752	$86,569	$19,183	22%
Operating expenses:
Direct operating costs	62,073	46,747	15,326	33%
Salaries and benefits	13,746	11,406	2,340	21%
Selling, general and administrative	7,186	6,298	888	14%
Depreciation and amortization	11,785	8,848	2,937	33%
Total operating expenses	94,790	73,299	21,491	29%
Operating income	$10,962	$13,270	$(2,308)	(17)%
Transactions processed (millions)	537	424	113	27%
ATMs as of March 31,	35,145	24,761	10,384	42%
Average ATMs	34,578	24,475	10,103	41%

Revenues
EFT Processing Segment total revenues for the three months ended March 31, 2017 were $105.8 million, an increase of $19.2 million or 22% as compared to the same period in 2016. The increase in total revenues for the three months ended March 31, 2017 was primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions. The acquisition of YourCash, completed during the fourth quarter of 2016, also contributed to the increase in total revenues for the quarter. The increase was partially offset by the cash shortage due to the demonetization initiated in the fourth quarter of 2016 in India where we have increased the number of ATMs under management and the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $3.0 million for the three months ended March 31, 2017 as compared to the same period in 2016.
Average monthly revenues per ATM were $1,019 for the three months ended March 31, 2017 compared to $1,179 for the three months ended March 31, 2016. The decrease was primarily due to the cash shortage and the addition of approximately 3,000 low-margin ATMs in India. Revenues per transaction were $0.20 for both the first quarter of 2017 and 2016. The revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, was largely offset by the impact of the low margin ATM transactions in India.
Direct operating costs
EFT Processing Segment direct operating costs were $62.1 million for the three months ended March 31, 2017, an increase of $15.3 million or 33% as compared to the same period in 2016. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs for the three months ended March 31, 2017 was primarily due to an increase in the number of ATMs under management, particularly our independent ATM network which has more seasonal revenue generation, and the impact of our acquisition of YourCash, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $43.7 million for the three months ended March 31, 2017 compared to $39.8 million for the three months ended March 31, 2016. The increase in gross profit was primarily due to the growth in revenues from the increase in ATMs under management and DCC transactions processed. Gross profit as a percentage of revenues (“gross margin”) was 41.3% for the three months ended March 31, 2017 compared to 46.0% for the three months ended March 31, 2016. The decrease in gross profit as a percentage of revenue was primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs and increased site rental cost as we negotiate new locations and contracts, along with ATM growth in the India market where we earn lower revenue per transaction and have experienced a cash shortage due to the demonetization initiative in the region.
Salaries and benefits
Salaries and benefits increased $2.3 million or 21% for the three months ended March 31, 2017 compared to the same period in 2016. The increase in salaries and benefits was primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs were essentially flat at 13.0% for the first quarter of 2017 compared to 13.2% for the first quarter of 2016.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2017 were $7.2 million, an increase of $0.9 million or 14% as compared to the same period in 2016. The increase was primarily due to the impact of our acquisition of YourCash. As a percentage of revenues, selling, general and administrative expenses were 6.8% for the first quarter of 2017 compared to 7.3% for the first quarter of 2016, which was primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Depreciation and amortization
Depreciation and amortization expense increased $2.9 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, software assets, and the amortization of intangible assets related to the acquisition of YourCash. As a percentage of revenues, depreciation and amortization expense increased to 11.1% for the first quarter of 2017 compared to 10.2% for the same period of 2016.
Operating income
EFT Processing Segment operating income for the three months ended March 31, 2017 was $11.0 million, a decrease of $2.3 million or 17% as compared to the same period of 2016. EFT Processing Segment operating income for the three months ended March 31, 2017 decreased due to increased operating costs from the expansion of our ATM network and the impact of low margin ATM transactions and the cash shortage in India. The decrease in operating income was partly offset by the impact of the YourCash acquisition and growth in revenues earned from DCC and other value added service transactions.
Operating income as a percentage of revenues (“operating margin”) was 10.4% for the first quarter of 2017 compared to 15.3% for the first quarter of 2016. Operating income per transaction was $0.02 for the first quarter of 2017 and $0.03 for the first quarter of 2016. The decrease in operating margin and operating income per transaction was attributable to expenses incurred to support the increased revenues and additional ATMs under management, particularly our independent ATMs which have more seasonal revenue generation, and the impact of low margin ATM transactions in India.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2017 and 2016 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$164,169	$170,105	$(5,936)	(3)%
Operating expenses:
Direct operating costs	126,160	130,162	(4,002)	(3)%
Salaries and benefits	12,595	12,095	500	4%
Selling, general and administrative	8,959	8,967	(8)	—%
Depreciation and amortization	2,534	3,066	(532)	(17)%
Total operating expenses	150,248	154,290	(4,042)	(3)%
Operating income	$13,921	$15,815	$(1,894)	(12)%
Transactions processed (millions)	308	322	(14)	(4)%
Revenues
epay Segment total revenues for the three months ended March 31, 2017 were $164.2 million, a decrease of $5.9 million or 3% as compared to the same period in 2016. The decrease in total revenues for the three months ended March 31, 2017 was primarily due to a decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers and the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $3.9 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was partially offset by the transaction growth of non-mobile products processed in Germany and Poland. For the three months ended March 31, 2017, the decreased revenues were also the result of high promotional revenues for non-mobile transactions in a particular market during the prior period which did not recur in current period.
Revenues per transaction were $0.53 for both the first quarter of 2017 and 2016. The revenue growth from non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions, was offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
epay Segment direct operating costs were $126.2 million for the three months ended March 31, 2017, a decrease of $4.0 million or 3% as compared to the same period in 2016. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the three months ended March 31, 2017 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K. The decrease was partly offset by additional cost to support the transaction growth of our non-mobile products in Germany.
Gross profit
Gross profit was $38.0 million for the three months ended March 31, 2017, as compared to $39.9 million for the three months ended March 31, 2016. The decrease in gross profit was due to the net impact of the U.S. dollar strengthening against key foreign currencies and a decrease in promotional activities for non-mobile transactions processed in a particular market.
During the three months ended March 31, 2017, the gross margin was essentially flat compared to the same period in the prior year. Gross margin was 23.2% for the three months ended March 31, 2017 compared to 23.5% for the same period in 2016.

Salaries and benefits
Salaries and benefits expense increased slightly for the three months ended March 31, 2017 compared to the same period in 2016. This was primarily due to the increase in salaries, benefits and bonus expense, which was mainly driven by higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits increased to 7.7% for the three months ended March 31, 2017, compared to 7.1% for the same period in 2016, primarily due to headcount growth exceeding transaction growth.
Selling, general and administrative
Selling, general and administrative expenses were $9.0 million for both the three months ended March 31, 2017 and 2016. Selling, general and administrative expenses was relatively flat due to management of costs, partly offset by increased promotional cost for our non-mobile products in Germany. As a percentage of revenues, selling, general and administrative expenses were 5.5% for the three months ended March 31, 2017 compared to 5.3% for the same period in 2016.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased slightly for the three months ended March 31, 2017 compared to the same period in 2016. As a percentage of revenues, depreciation and amortization expense was 1.5% and 1.8% for the three months ended March 31, 2017 and 2016, respectively.
Operating income
epay Segment operating income for the three months ended March 31, 2017 was $13.9 million, a decrease of $1.9 million as compared to the same period in 2016. epay Segment operating income decreased as the result of additional cost to support the transaction growth of our non-mobile products in Germany and a decrease in promotional revenues for non-mobile transactions processed in a particular market.
Operating margin decreased to 8.5% for the three months ended March 31, 2017, from 9.3% for the same period in 2016. Operating income per transaction was $0.05 for both the three months ended March 31, 2017 and 2016. Revenues per transaction remained constant for the three months ended March 31, 2017 as compared to the same period in 2016 despite the decrease in the number of transactions due to the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2017 and 2016 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$203,974	$181,573	$22,401	12%
Operating expenses:
Direct operating costs	108,885	95,070	13,815	15%
Salaries and benefits	38,889	36,843	2,046	6%
Selling, general and administrative	22,814	20,814	2,000	10%
Depreciation and amortization	7,290	7,320	(30)	—%
Total operating expenses	177,878	160,047	17,831	11%
Operating income	$26,096	$21,526	$4,570	21%
Transactions processed (millions)	20.7	18.7	2.0	11%
Revenues
Money Transfer Segment total revenues for the three months ended March 31, 2017 were $204.0 million, an increase of $22.4 million or 12% as compared to the same period in 2016. The increase in total revenues for the three months ended March 31, 2017 was primarily due to increases in the number of money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks. Our domestic Walmart-2-Walmart money transfer service and organic growth accounted for a significant portion of the growth during these periods. The increase was partly offset by the U.S. dollar strengthening against key foreign currencies.
Revenues per transaction increased to $9.85 for the three months ended March 31, 2017 compared to $9.71 for the three months ended March 31, 2016. The increase was primarily due to taking over the processing of xe money transfers from a third party in the fourth quarter of 2016 and subsequently recording the full customer fees as revenues.
Direct operating costs
Money Transfer Segment direct operating costs were $108.9 million for the three months ended March 31, 2017, an increase of $13.8 million or 15% as compared to the same period in 2016. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the three months of 2017 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $95.1 million for the three months ended March 31, 2017 as compared to $86.5 million for the three months ended March 31, 2016. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
During the three months ended March 31, 2017, gross margin decreased to 46.6% for the three months ended March 31, 2017, compared to 47.6% for the three months ended March 31, 2016. The decrease is primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services.
Salaries and benefits
Salaries and benefits increased $2.0 million or 6% for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in salaries and benefits was primarily due to the expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits improved to 19.1% for the first quarter compared to 20.3% for the first quarter of 2016. The decrease is primarily due to the increases in the number of money transfers processed, and the transaction growth exceeding headcount growth.

Selling, general, and administrative
Selling, general and administrative expenses for the three months ended March 31, 2017 were $22.8 million, an increase of $2.0 million or 10% as compared to the same period in 2016. The increase was primarily due to expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets.
As a percentage of revenues, selling, general and administrative expenses decreased to 11.2% for the three months ended March 31, 2017, compared to11.5% for the same period of 2016. The decrease was primarily due to increases in the number of money transfers processed, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense was essentially flat for the three months ended March 31, 2017 as compared to the same period in 2016.
As a percentage of revenues, depreciation and amortization expense was 3.6% for the first quarter of 2017 as compared to 4.0% for the same period of 2016. The decrease was primarily due to the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income for the three months ended March 31, 2017 was $26.1 million, an increase of $4.6 million or 21% as compared to the same period of 2016. Money Transfer Segment operating income for the three months ended March 31, 2017 increased primarily due to the growth in the number of money transfers processed. The increase was partly offset by the additional salaries and benefits and other costs incurred to support the growth in the business.
As a percentage of revenues, operating margin was 12.8% for the three months ended March 31, 2017 as compared to 11.9% for the same period in 2016. Operating income per transaction was $1.26 for the three months ended March 31, 2017, as compared to $1.15 for the same period in 2016. Operating margin and operating income per transaction improved for the three months ended March 31, 2017 primarily due to the increases in the number of money transfers processed partially offset by the additional salaries and benefits and other costs incurred to support the growth in the business.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2017 and 2016 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,633	$6,893	$(260)	(4)%
Selling, general and administrative	3,032	1,775	1,257	71%
Depreciation and amortization	28	54	(26)	(48)%
Total operating expenses	$9,693	$8,722	$971	11%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $9.7 million for the three months ended March 31, 2017, an increase of 11% as compared to the same period in 2016. The decrease in salaries and benefits was primarily due to an decrease in bonus expense related to the Company's performance. The increase in selling, general and administrative expenses was primarily attributable to professional services and other costs in connection with the proposed acquisition of MoneyGram International, Inc.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$1,170	$452	$718	159%
Interest expense	(7,148)	(6,286)	(862)	14%
Foreign currency exchange gain, net	1,715	2,172	(457)	(21)%
Other gains	17	—	17	n/m
Other expense, net	$(4,246)	$(3,662)	$(584)	16%
________________
n/m — Not meaningful
Interest income
The increase in interest income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in interest earned on a tax refund received in India.
Interest expense
The increase in interest expense for the three months ended March 31, 2017 compared to the same period in 2016 was primarily related to higher interest rates and additional borrowings under the revolving credit facility throughout the quarter to fund the operating cash for our Independent ATM Deployed (“IAD”) networks.
Foreign currency exchange gain, net
Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from remeasurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is composed of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded net foreign currency exchange gains of $1.7 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. These realized and unrealized net foreign currency exchange gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
INCOME TAX EXPENSE
The Company's effective income tax rate was 24.2% and 23.9% for the three months ended March 31, 2017 and 2016, respectively. The Company's effective income tax rates for the three months ended March 31, 2017 and 2016 were lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset the pre-tax U.S. GAAP income. There was no material change in effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016.

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solution Providers	51%	EFT - UAE
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $28.1 million for the three months ended March 31, 2017, a decrease of $1.0 million as compared to the same period in 2016. The decrease in net income was primarily due to a decrease in operating income of $0.6 million, a decrease of $0.5 million in net foreign currency exchange gains and an increase in interest expense of $0.9 million. The decrease was partly offset by a decrease in income tax expense of $0.2 million and an increase in interest income of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2017 and December 31, 2016, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $437.8 million and $405.9 million, respectively. Our ratio of current assets to current liabilities at March 31, 2017 and December 31, 2016 was 1.43 and 1.34, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facility and cash flows from operations. As of March 31, 2017, we had approximately $346 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $763.6 million at March 31, 2017, of which $651.7 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
Liquidity	2017	2016
Cash and cash equivalents provided by (used in):
Operating activities	$50,831	$104,613
Investing activities	(23,913)	(18,903)
Financing activities	(6,361)	(5,254)
Effect of foreign currency exchange rate changes on cash and cash equivalents	8,616	10,558
Increase in cash and cash equivalents	$29,173	$91,014

Operating activity cash flow
Cash flows provided by operating activities were $50.8 million for the first quarter of 2017 compared to $104.6 million for the first quarter of 2016. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $23.9 million for the first quarter of 2017 compared to $18.9 million for the first quarter of 2016. The increase is primarily due to increased capital expenditures related to our ATM network expansion. During the first quarter of 2017, we used $22.7 million for purchases of property and equipment compared to $17.4 million during the first quarter of 2016. Cash used for software development and other investing activities totaled $1.3 million and $1.4 million for the first quarter of 2017 and 2016, respectively.

Financing activity cash flow
Cash flows used in financing activities were $6.4 million for the first quarter of 2017 compared to $5.3 million for the first quarter of 2016. Our financing activities for the first quarter of 2017 consisted of net repayments of $5.4 million compared to net debt borrowings of $69.5 million for the first quarter of 2016. Additionally, we used $1.2 million and $0.6 million during the first quarter of 2017 and 2016, respectively, for capital lease repayments. We repurchased $2.2 million and $76.4 million of our stock during the first quarter of 2017 and 2016, respectively. During the first quarter of 2017, we paid $2.2 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $0.8 million for the same period of 2016. We received proceeds from stock option exercises of $2.1 million and $2.0 million for the first quarter of 2017 and 2016, respectively.
Other sources of capital
Credit Facility
As of March 31, 2017, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which has been reduced to $58.1 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of March 31, 2017, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of March 31, 2017, we had borrowings of $58.1 million outstanding under the term loan. We had $159.5 million of borrowings and $46.3 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2017. The remaining $394.2 million under the revolving credit facility was available for borrowing. As of March 31, 2017, the weighted average interest rates under the revolving credit facility and Term Loan A were 2.21% and 2.36%, respectively, excluding amortization of deferred financing costs.
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
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of March 31, 2017, there was $21.5 million outstanding under these other obligation arrangements. Short-term debt obligations as of March 31, 2017 were primarily comprised of $20.8 million due in the next twelve months under these other obligation arrangements and $9.4 million of payments due in the next twelve months under the Term Loan A.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first quarter of 2017 were $25.1 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2017 are currently estimated to range from approximately $90 million to $100 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2017, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2017. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2017, our future contractual obligations have not changed significantly from the amounts reported within our 2016 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2017, our total debt outstanding was $600.1 million. Of this amount, $361.0 million, net of debt discounts, or 60% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of March 31, 2017, the fair value of our fixed rate Convertible Notes was $526.6 million, compared to a carrying value of $361.0 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $217.6 million, or 36% of our total debt obligations, relates to debt borrowings under our Credit Facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.1 million.
The remaining $21.5 million, or 4%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of March 31, 2017, we had approximately $12.6 million of capitalized leases with fixed payment and interest terms that expire between 2017 and 2021.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2017, approximately 71% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2017, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $75 million to $80 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $95 million to $100 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange gain, net on Consolidated Statements of Income. As of March 31, 2017, we had foreign currency derivative contracts outstanding with a notional value of $211 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2017, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $86 million, primarily in British pounds, euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amended and Restated Bylaws of Euronet Worldwide, Inc. (as amended February 22, 2017) (filed as Exhibit 3.2 to the Company's Form 8-K filed on February 28, 2017 and incorporated herein by reference)
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
May 2, 2017
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer