Form 10-Q
period 2017-06-30
EURONET WORLDWIDE INC
filed 2017-07-31
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

On July 27, 2017, Euronet Worldwide, Inc. had 52,533,698 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,065,254	$734,414
Restricted cash	94,443	77,674
Inventory — PINs and other	48,660	78,115
Trade accounts receivable, net of allowances for doubtful accounts of $19,365 at June 30, 2017 and $18,369 at December 31, 2016	437,104	502,989
Prepaid expenses and other current assets	174,817	191,796
Total current assets	1,820,278	1,584,988
Property and equipment, net of accumulated depreciation of $305,832 at June 30, 2017 and $262,470 at December 31, 2016	241,080	202,145
Goodwill	726,656	689,713
Acquired intangible assets, net of accumulated amortization of $167,561 at June 30, 2017 and $150,347 at December 31, 2016	158,237	165,331
Other assets, net of accumulated amortization of $40,569 at June 30, 2017 and $36,984 at December 31, 2016	90,434	70,695
Total assets	$3,036,685	$2,712,872
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$355,217	$456,682
Accrued expenses and other current liabilities	601,644	615,153
Current portion of capital lease obligations	4,537	3,293
Short-term debt obligations and current maturities of long-term debt obligations	130,409	32,161
Income taxes payable	30,137	27,611
Deferred revenue	44,304	44,200
Total current liabilities	1,166,248	1,179,100
Debt obligations, net of current portion	725,128	561,663
Capital lease obligations, net of current portion	9,382	6,969
Deferred income taxes	46,213	44,079
Other long-term liabilities	26,647	20,504
Total liabilities	1,973,618	1,812,315
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,637,464 issued at June 30, 2017 and 58,389,242 issued at December 31, 2016	1,173	1,168
Additional paid-in-capital	1,058,501	1,045,663
Treasury stock, at cost, 6,103,181 shares at June 30, 2017 and 6,085,841 shares at December 31, 2016	(217,386)	(215,462)
Retained earnings	359,597	278,842
Accumulated other comprehensive loss	(140,176)	(210,662)
Total Euronet Worldwide, Inc. stockholders’ equity	1,061,709	899,549
Noncontrolling interests	1,358	1,008
Total equity	1,063,067	900,557
Total liabilities and equity	$3,036,685	$2,712,872
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$536,563	$476,867	$1,009,943	$914,761
Operating expenses:
Direct operating costs	317,346	281,759	613,953	553,385
Salaries and benefits	78,620	73,838	150,483	141,075
Selling, general and administrative	48,442	42,445	90,429	80,299
Acquired intangible assets impairment	2,286	—	2,286	—
Depreciation and amortization	23,178	19,515	44,815	38,803
Total operating expenses	469,872	417,557	901,966	813,562
Operating income	66,691	59,310	107,977	101,199
Other income (expense):
Interest income	459	443	1,629	895
Interest expense	(8,376)	(6,958)	(15,524)	(13,244)
Foreign currency exchange gain (loss), net	11,141	(1,944)	12,856	228
Other gains	18	19,903	35	19,903
Other income (expense), net	3,242	11,444	(1,004)	7,782
Income before income taxes	69,933	70,754	106,973	108,981
Income tax expense	(18,586)	(15,177)	(27,557)	(24,320)
Net income	51,347	55,577	79,416	84,661
Net loss attributable to noncontrolling interests	18	100	72	110
Net income attributable to Euronet Worldwide, Inc.	$51,365	$55,677	$79,488	$84,771

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.98	$1.07	$1.52	$1.62
Diluted	$0.93	$1.04	$1.44	$1.57

Weighted average shares outstanding:
Basic	52,453,752	52,061,158	52,399,848	52,373,462
Diluted	55,210,993	53,781,606	55,122,618	54,039,576
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$51,347	$55,577	$79,416	$84,661
Translation adjustment	51,188	(28,029)	70,608	6,673
Comprehensive income	102,535	27,548	150,024	91,334
Comprehensive (income) loss attributable to noncontrolling interests	(80)	135	(50)	78
Comprehensive income attributable to Euronet Worldwide, Inc.	$102,455	$27,683	$149,974	$91,412
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Net income	$79,416	$84,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,815	38,803
Share-based compensation	8,092	7,809
Unrealized foreign exchange gain, net	(12,856)	(228)
Deferred income taxes	(43)	11
Accretion of convertible debt discount and amortization of debt issuance costs	6,671	6,365
Gain on sale of investment	—	(19,449)
Non-cash impairment of acquired intangible assets	2,286	—
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(143)	5,078
Restricted cash	13,055	955
Inventory — PINs and other	32,651	19,225
Trade accounts receivable	92,656	57,456
Prepaid expenses and other current assets	22,848	(55,543)
Trade accounts payable	(120,919)	(122,252)
Deferred revenue	(2,358)	5,163
Accrued expenses and other current liabilities	(69,597)	107,140
Changes in noncurrent assets and liabilities	(3,833)	(728)
Net cash provided by operating activities	92,741	134,466
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,183)
Purchases of property and equipment	(47,940)	(42,112)
Purchases of other long-term assets	(3,159)	(2,982)
Proceeds from sale of investment	—	11,900
Other, net	471	485
Net cash used in investing activities	(50,628)	(34,892)
Cash flows from financing activities:
Proceeds from issuance of shares	4,626	3,226
Repurchase of shares	(2,293)	(76,497)
Borrowings from revolving credit agreements	1,214,687	1,348,493
Repayments of revolving credit agreements	(1,052,187)	(1,157,077)
Repayments of long-term debt obligations	(4,219)	(3,281)
Repayments of capital lease obligations	(2,365)	(1,217)
Borrowings from short-term debt obligations, net	95,022	4,787
Other, net	304	430
Net cash provided by financing activities	253,575	118,864
Effect of exchange rate changes on cash and cash equivalents	35,152	4,111
Increase in cash and cash equivalents	330,840	222,549
Cash and cash equivalents at beginning of period	734,414	457,518

Cash and cash equivalents at end of period	$1,065,254	$680,067

Supplemental disclosure of cash flow information:
Interest paid during the period	$9,873	$6,838
Income taxes paid during the period	$24,949	$20,529
Supplemental disclosure of non-cash investing and financing activities
Non-cash consideration received from sale of investment	$—	$7,549
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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The amendments of this ASU are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. The Company does not expect that the adoption of this guidance to have a significant impact on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,453,752	52,061,158	52,399,848	52,373,462
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,788,091	1,720,448	1,753,620	1,666,114
Incremental shares from assumed conversion of convertible notes	969,150	—	969,150	—
Diluted weighted average shares outstanding	55,210,993	53,781,606	55,122,618	54,039,576
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and six months ended June 30, 2017 and 2016. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 928,000 and 929,000 for the three and six months ended June 30, 2017, respectively, and approximately 636,000 and 637,000 for the three and six months ended June 30, 2016, respectively.
During 2017 and 2016, the Company had convertible notes outstanding that, if converted, could have had a potentially dilutive effect on its common stock. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion value in excess of the principal value. As of June 30, 2017, and currently, the Company maintains the intent and ability to settle any conversion as stated. Accordingly, the convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price per share of common stock, which it did as of June 30, 2017. Therefore, according to Accounting Standards Codification ("ASC") 260, Earnings per Share, these notes were dilutive to earnings per share for the three and six months ended June 30, 2017. See Note 6, Debt Obligations, for more information about the convertible notes.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $51.2 million and $70.6 million for the three and six months ended June 30, 2017, respectively and a loss of $28.0 million and a gain of $6.7 million for the three and six months ended June 30, 2016, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2017 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2016	$165,331	$689,713	$855,044
Increases (Decreases):
Amortization	(12,618)	—	(12,618)
Other (primarily changes in foreign currency exchange rates and impairment)	5,524	36,943	42,467
Balance as of June 30, 2017	$158,237	$726,656	$884,893

Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2017, is expected to total $11.8 million for the remainder of 2017, $22.4 million for 2018, $21.4 million for 2019, $20.6 million for 2020, $19.7 million for 2021 and $18.6 million for 2022.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2016 resulted in no impairment charge. The Company recorded a non-cash impairment charge to customer relationships of $2.3 million in the second quarter of 2017 as a result of the closure of the Pure Commerce office in South Korea within the EFT Processing Segment.
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
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Accrued expenses	$255,576	$210,275
Money transfer settlement obligations	228,212	219,601
Accrued amounts due to mobile operators and other content providers	82,672	121,505
Derivative liabilities	35,184	63,772
Total	$601,644	$615,153

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Credit Facility:
Term loan, due 2019	$55,781	$60,000
Revolving credit agreements, due 2019	322,835	159,963
	378,616	219,963
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	363,705	358,293

ATM facility	100,000	—

Other obligations	20,301	23,892

Total debt obligations	862,622	602,148
Unamortized debt issuance costs	(7,085)	(8,324)
Carrying value of debt	855,537	593,824
Short-term debt obligations and current maturities of long-term debt obligations	(130,409)	(32,161)
Long-term debt obligations	$725,128	$561,663

Credit Facility
As of June 30, 2017, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $55.8 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 2.64% and 2.60%, respectively, as of June 30, 2017.
Convertible Debt
The Convertible Senior Notes due 2044 (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of June 30, 2017. Contractual interest expense was $1.5 million and $3.0 million for the three and six months ended June 30, 2017 and 2016, respectively. Accretion expense was $2.7 million and $5.4 million for the three and six months ended June 30, 2017, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2016, respectively. The effective interest rate was 4.7% for the three and six months ended June 30, 2017. As of June 30, 2017, the unamortized discount was $38.8 million, and will be amortized through October 1, 2020.
ATM Facility
On June 27, 2017, the Company entered into a new credit facility agreement in which the lender has made available an aggregate $100 million uncommitted short term credit facility to provide cash to support the ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.0%. The facility expires on November 30, 2017.

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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of June 30, 2017, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $256 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of June 30, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $571 million, primarily in British pounds, euros and Polish zloty.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $16.0 million and $31.7 million for the three and six months ended June 30, 2017, respectively, and $18.7 million and $33.9 million for the three and six months ended June 30, 2016, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of June 30, 2017 was approximately $1.2 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$42,219	$75,307	Other current liabilities	$(35,184)	$(63,772)
The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$42,219	$—	$42,219	$(18,274)	$(8,966)	$14,979

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$75,307	$—	$75,307	$(49,752)	$(7,562)	$17,993
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(35,184)	$—	$(35,184)	$18,274	$5,960	$(10,950)

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$(63,772)	$—	$(63,772)	$49,752	$1,106	$(12,914)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following tables summarize the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2017	2016	2017	2016
Foreign currency exchange contracts	Foreign currency exchange gain (loss), net	$(1,410)	$2,259	$(6,069)	$(1,080)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$42,219	$—	$42,219
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(35,184)	$—	$(35,184)

		As of December 31, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$75,307	$—	$75,307
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(63,772)	$—	$(63,772)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2017 and December 31, 2016, the fair values of the Convertible Notes were $518.8 million and $475.1 million, respectively, with carrying values of $363.7 million and $358.3 million, respectively.
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

The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$155,957	$164,127	$217,127	$(648)	$536,563
Operating expenses:
Direct operating costs	77,656	124,086	116,251	(647)	317,346
Salaries and benefits	15,562	13,056	42,274	7,728	78,620
Selling, general and administrative	7,896	9,523	26,451	4,572	48,442
Acquired intangible assets impairment	2,286	—	—	—	2,286
Depreciation and amortization	13,226	2,673	7,247	32	23,178
Total operating expenses	116,626	149,338	192,223	11,685	469,872
Operating income (expense)	$39,331	$14,789	$24,904	$(12,333)	$66,691

	For the Three Months Ended June 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$115,127	$160,614	$201,480	$(354)	$476,867
Operating expenses:
Direct operating costs	56,372	121,049	104,692	(354)	281,759
Salaries and benefits	13,241	12,605	39,374	8,618	73,838
Selling, general and administrative	8,214	8,191	24,192	1,848	42,445
Depreciation and amortization	9,412	2,698	7,353	52	19,515
Total operating expenses	87,239	144,543	175,611	10,164	417,557
Operating income (expense)	$27,888	$16,071	$25,869	$(10,518)	$59,310

	For the Six Months Ended June 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$261,709	$328,297	$421,100	$(1,163)	$1,009,943
Operating expenses:
Direct operating costs	139,729	250,246	225,136	(1,158)	613,953
Salaries and benefits	29,308	25,651	81,163	14,361	150,483
Selling, general and administrative	15,082	18,483	49,264	7,600	90,429
Acquired intangible assets impairment	2,286	—	—	—	2,286
Depreciation and amortization	25,011	5,206	14,538	60	44,815
Total operating expenses	211,416	299,586	370,101	20,863	901,966
Operating income (expense)	$50,293	$28,711	$50,999	$(22,026)	$107,977

	For the Six Months Ended June 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$201,696	$330,719	$383,053	$(707)	$914,761
Operating expenses:
Direct operating costs	103,119	251,211	199,762	(707)	553,385
Salaries and benefits	24,647	24,700	76,217	15,511	141,075
Selling, general and administrative	14,512	17,158	45,006	3,623	80,299
Depreciation and amortization	18,260	5,764	14,673	106	38,803
Total operating expenses	160,538	298,833	335,658	18,533	813,562
Operating income (expense)	$41,158	$31,886	$47,395	$(19,240)	$101,199

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
EFT Processing	$172,680	$139,161	$1,258,883	$786,166
epay	26,514	23,939	570,690	733,514
Money Transfer	41,815	38,954	1,192,526	1,136,722
Corporate Services, Eliminations and Other	71	91	14,586	56,470
Total	$241,080	$202,145	$3,036,685	$2,712,872

(10) INCOME TAXES
The Company's effective income tax rate was 26.6% and 25.8% for the three and six months ended June 30, 2017, respectively, compared to 21.5% and 22.3% for the three and six months ended June 30, 2016, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2017 and 2016 was lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset the pre-tax U.S. GAAP income.
(11) COMMITMENTS
As of June 30, 2017, the Company had $73.1 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $47.8 million are outstanding under the revolving credit facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.2 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2017, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $21.8 million over the terms of agreements with the customers.
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

damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2017, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $517 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2017 or December 31, 2016.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the recent Brexit vote and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery and consumer and data protection requirements; changes in laws and regulations affecting our business, including immigration laws; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 37,383 ATMs and approximately 194,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 673,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (www.riamoneytransfer.com and www.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 324,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (www.xe.com and www.x-rates.com). We offer services under the brand name HiFX through our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 34 principal offices in Europe, 11 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 72% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 29% and 26% of total consolidated revenues for the second quarter and first half of 2017, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 31% and 32% of total consolidated revenues for the second quarter and first half of 2017, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 67% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 40% and 42% of total consolidated revenues for the second quarter and first half of 2017, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and our websites www.riamoneytransfer.com, www.hifx.com, www.hifx.co.uk, www.hifx.com.au, www.imeremit.com, www.xe.com and www.x-rates.com, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2017 and 2016 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase Percent	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$155,957	$115,127	$40,830	35%	$261,709	$201,696	$60,013	30%
epay	164,127	160,614	3,513	2%	328,297	330,719	(2,422)	(1)%
Money Transfer	217,127	201,480	15,647	8%	421,100	383,053	38,047	10%
Total	537,211	477,221	59,990	13%	1,011,106	915,468	95,638	10%
Corporate services, eliminations and other	(648)	(354)	(294)	83%	(1,163)	(707)	(456)	64%
Total	$536,563	$476,867	$59,696	13%	$1,009,943	$914,761	$95,182	10%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease)Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$39,331	$27,888	$11,443	41%	$50,293	$41,158	$9,135	22%
epay	14,789	16,071	(1,282)	(8)%	28,711	31,886	(3,175)	(10)%
Money Transfer	24,904	25,869	(965)	(4)%	50,999	47,395	3,604	8%
Total	79,024	69,828	9,196	13%	130,003	120,439	9,564	8%
Corporate services, eliminations and other	(12,333)	(10,518)	(1,815)	17%	(22,026)	(19,240)	(2,786)	14%
Total	$66,691	$59,310	$7,381	12%	$107,977	$101,199	$6,778	7%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. On average, the U.S. dollar was stronger in the first half of 2017 than the same periods of 2016 compared to currencies of most markets in which we operate. Considering the results by country and the associated functional currency, we estimate that our reported consolidated revenue and operating income for the second quarter and first half of 2017 was 2% less due to the changes in foreign currency exchange rates when compared to the same periods of 2016.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,		Increase (Decrease) Percent	Average Translation Rate Six Months Ended June 30,		Increase (Decrease) Percent
Currency (dollars per foreign currency)	2017	2016		2017	2016
Australian dollar	$0.7507	$0.7455	1%	$0.7544	$0.7338	3%
British pound	$1.2788	$1.4341	(11)%	$1.2589	$1.4334	(12)%
euro	$1.1001	$1.1291	(3)%	$1.0827	$1.1164	(3)%
Hungarian forint	$0.0036	$0.0036	—%	$0.0035	$0.0036	(3)%
Indian rupee	$0.0155	$0.0149	4%	$0.0152	$0.0149	2%
Malaysian ringgit	$0.2309	$0.2497	(8)%	$0.2280	$0.2443	(7)%
New Zealand dollar	$0.7047	$0.6904	2%	$0.7080	$0.6773	5%
Polish zloty	$0.2610	$0.2584	1%	$0.2539	$0.2558	(1)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2017 and 2016 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase Amount	Increase Percent
Total revenues	$155,957	$115,127	$40,830	35%	$261,709	$201,696	$60,013	30%
Operating expenses:
Direct operating costs	77,656	56,372	21,284	38%	139,729	103,119	36,610	36%
Salaries and benefits	15,562	13,241	2,321	18%	29,308	24,647	4,661	19%
Selling, general and administrative	7,896	8,214	(318)	(4)%	15,082	14,512	570	4%
Acquired intangible assets impairment	2,286	—	2,286	n/m	2,286	—	2,286	n/m
Depreciation and amortization	13,226	9,412	3,814	41%	25,011	18,260	6,751	37%
Total operating expenses	116,626	87,239	29,387	34%	211,416	160,538	50,878	32%
Operating income	$39,331	$27,888	$11,443	41%	$50,293	$41,158	$9,135	22%
Transactions processed (millions)	575	458	117	26%	1,112	882	230	26%
ATMs as of June 30,	37,383	25,912	11,471	44%	37,383	25,912	11,471	44%
Average ATMs	36,872	25,581	11,291	44%	35,725	25,028	10,697	43%

Revenues
EFT Processing Segment total revenues for the three and six months ended June 30, 2017 were $156.0 million and $261.7 million, respectively, an increase of $40.8 million or 35% and $60.0 million or 30% as compared to the same periods in 2016. The increases in total revenues for the three and six months ended June 30, 2017 were primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions. The acquisition of YourCash, completed during the fourth quarter of 2016, also contributed to the increase in total revenues for the first half of 2017. The increases were partially offset by the impact of a cash shortage due to the demonetization initiated in the fourth quarter of 2016 in India where we have increased the number of ATMs under management and the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $2.3 million and $5.4 million for the three and six months ended June 30, 2017 as compared to the same periods in 2016.
Average monthly revenues per ATM were $1,410 and $1,221 for the three and six months ended June 30, 2017, respectively, compared to $1,500 and $1,343 for the three and six months ended June 30, 2016, respectively. The decreases were primarily due to the India cash shortage and the addition of approximately 3,135 low-margin ATMs in India. Revenues per transaction were $0.27 for the second quarter and $0.24 for the first half of 2017, respectively, compared to $0.25 for the second quarter and $0.23 for the first half of 2016, respectively. The increases in revenue per transaction were primarily the result of revenue growth from DCC, which earns higher revenues per transaction than other ATM or card-based services, which were partially offset by the impact of the low margin ATM transactions in India.
Direct operating costs
EFT Processing Segment direct operating costs were $77.7 million and $139.7 million for the three and six months ended June 30, 2017, respectively, an increase of $21.3 million or 38% and $36.6 million or 36% as compared to the same periods in 2016. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and six months ended June 30, 2017 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network which has more seasonal revenue generation, and the impact of our acquisition of YourCash, partly offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $78.3 million and $122.0 million for the three and six months ended June 30, 2017, respectively, compared to $58.8 million and $98.6 million for the three and six months ended June 30, 2016, respectively. The increases in gross profit were primarily due to the growth in revenues from the increase in ATMs under management and DCC transactions processed. Gross profit as a percentage of revenues (“gross margin”) was 50.2% and 46.6% for the three and six months ended June 30, 2017, respectively, compared to 51.0% and 48.9% for the three and six months ended June 30, 2016, respectively. The decreases in gross profit as a percentage of revenue were primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs and increased site rental cost as we negotiate new locations and contracts, along with ATM growth in the India market where we earn lower revenue per transaction and have experienced a cash shortage due to the demonetization initiative in the region.
Salaries and benefits
Salaries and benefits expense increased $2.3 million or 18% and $4.7 million or 19% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases in salaries and benefits were primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 10.0% for the second quarter and 11.2% for the first half of 2017, respectively, compared to 11.5% for the second quarter and 12.2% for the first half of 2016, respectively. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2017 were $7.9 million and $15.1 million, respectively, a decrease of $0.3 million or 4% and an increase of $0.6 million or 4% as compared to the same periods in 2016. Selling, general and administrative expenses were essentially flat compared to the same periods in the prior year, primarily due to the impact of our acquisition of YourCash which was largely offset by an increase in additional support cost in 2016 that did not recur in 2017. As a percentage of revenues, selling, general and administrative expenses were 5.1% and 5.8% for the three and six months ended June 30, 2017, respectively, compared to 7.1% and 7.2% for the three and six months ended June 30, 2016, respectively. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Acquired intangible assets impairment
The Company recorded a non-cash impairment charge of $2.3 million for the three and six months ended June 30, 2017 related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea. No impairment charges were recorded in 2016.
Depreciation and amortization
Depreciation and amortization expense increased $3.8 million and $6.8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, software assets, and the amortization of intangible assets related to the acquisition of YourCash. As a percentage of revenues, depreciation and amortization expense increased to 8.5% for the second quarter and 9.6% for the first half of 2017 as compared to 8.2% and 9.1% for the same periods of 2016.

Operating income
EFT Processing Segment operating income for the three and six months ended June 30, 2017 was $39.3 million and $50.3 million, respectively, an increase of $11.4 million or 41% and $9.1 million or 22% as compared to the same periods in 2016. EFT Processing Segment operating income for the three and six months ended June 30, 2017 increased primarily due to higher operating revenues from the additional number of ATMs under management, the YourCash acquisition and growth in revenues earned from DCC transactions.
Operating income as a percentage of revenues (“operating margin”) was 25.2% for the second quarter and 19.2% for the first half of 2017 compared to 24.2% for the second quarter and 20.4% for the first half of 2016. Operating margins increased for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to higher operating revenues partially offset by expenses incurred to support the increased revenues and additional ATMs under management. The decrease in operating margins for the first half of 2017 was attributable to additional costs for ATMs added throughout the year, particularly our independent ATMs which have more seasonal revenue generation, and the impact of low margin ATM transactions in India. Operating income per transaction was $0.07 for the second quarter and $0.05 for the first half of 2017 as compared to $0.06 and $0.05 for the same periods of 2016.
EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2017 and 2016 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$164,127	$160,614	$3,513	2%	$328,297	$330,719	$(2,422)	(1)%
Operating expenses:
Direct operating costs	124,086	121,049	3,037	3%	250,246	251,211	(965)	—%
Salaries and benefits	13,056	12,605	451	4%	25,651	24,700	951	4%
Selling, general and administrative	9,523	8,191	1,332	16%	18,483	17,158	1,325	8%
Depreciation and amortization	2,673	2,698	(25)	(1)%	5,206	5,764	(558)	(10)%
Total operating expenses	149,338	144,543	4,795	3%	299,586	298,833	753	—%
Operating income	$14,789	$16,071	$(1,282)	(8)%	$28,711	$31,886	$(3,175)	(10)%
Transactions processed (millions)	300	314	(14)	(4)%	608	636	(28)	(4)%
Revenues
epay Segment total revenues for the three and six months ended June 30, 2017 were $164.1 million and $328.3 million, respectively, an increase of $3.5 million or 2% and a decrease of $2.4 million or 1% as compared to the same periods in 2016. The increase in total revenues for the three months ended June 30, 2017 was primarily due to an increase in the number of non-mobile transactions processed in Germany and an increase in vouchers distributed by our cadooz subsidiary following the acquisition of new customers. The increase for the three months was partially offset by a decrease in prepaid mobile transactions processed and the impact of the U.S. dollar strengthening against key foreign currencies. The decrease in total revenues for the first half of 2017 was primarily due to a decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers and the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues by approximately $3.5 million and $7.3 million for the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease was partially offset by the transaction growth of non-mobile products processed in Germany and Poland. For the three and six months ended June 30, 2017, the decreased revenues were also the result of high promotion driven revenues from non-mobile transactions in a particular market during the prior period which did not recur in current period.
Revenues per transaction were $0.55 for the second quarter and $0.54 for the first half of 2017 compared to $0.51 and $0.52 for the same periods in 2016. The increase in revenues per transaction was primarily driven by the revenue growth from non-

mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
epay Segment direct operating costs were $124.1 million and $250.2 million for the three and six months ended June 30, 2017, respectively, an increase of $3.0 million and a decrease of $1.0 million as compared to the same periods in 2016. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses required to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the three months ended June 30, 2017 was primarily due to the increase in vouchers distributed by our cadooz subsidiary and non-mobile transactions processed in Germany and Poland. The decrease in direct operating costs for the six months ended June 30, 2017 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies and the decrease in prepaid mobile transactions processed in the U.S. and U.K. The decrease was partly offset by transaction growth of our cadooz subsidiary and non-mobile products in Germany and Poland.
Gross profit
Gross profit was $40.0 million and $78.1 million for the three and six months ended June 30, 2017, respectively, as compared to $39.6 million and $79.5 million for the three and six months ended June 30, 2016, respectively. The gross profit was essentially flat for the second quarter and decreased for the first half of 2017. This was due to the net impact of the U.S. dollar strengthening against key foreign currencies and a decrease in promotional activities for non-mobile transactions processed in a particular market. For the second quarter, the decrease was offset by transaction growth in our cadooz subsidiary and non-mobile products in Germany and Poland.
During the three and six months ended June 30, 2017, the gross margin was essentially flat compared to the same periods in the prior year. Gross margin was 24.4% and 23.8% for the three and six months ended June 30, 2017, respectively, as compared to 24.6% and 24.0% for the same periods in 2016.
Salaries and benefits
Salaries and benefits expense increased slightly for the three and six months ended June 30, 2017 compared to the same periods in 2016. This was primarily due to the increase in salaries, benefits and bonus expense, which was mainly driven by higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits increased to 8.0% and 7.8% for the three and six months ended June 30, 2017, as compared to 7.8% and 7.5% for the same periods in 2016, primarily due to headcount growth exceeding transaction growth.
Selling, general and administrative
Selling, general and administrative expenses were $9.5 million and $18.5 million for the three and six months ended June 30, 2017, respectively, an increase of 16% and 8% as compared to the same periods in 2016. The increases in selling, general and administrative expenses were mainly due to increased promotional cost for our non-mobile products in Germany and other costs related to the settlement of disputes in certain foreign markets. As a percentage of revenues, selling, general and administrative expenses were 5.8% and 5.6% for the three and six months ended June 30, 2017, respectively, as compared to 5.1% and 5.2% for the same periods in 2016.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased slightly for the three and six months ended June 30, 2017 as compared to the same periods in 2016. As a percentage of revenues, depreciation and amortization expense was 1.6% for the three and six months ended June 30, 2017 and 1.7% for the three and six months ended June 30, 2016.
Operating income
epay Segment operating income for the three and six months ended June 30, 2017 was $14.8 million and $28.7 million, respectively, a decrease of $1.3 million and $3.2 million as compared to the same periods in 2016. epay Segment operating income decreased as the result of additional cost to support the transaction growth of our non-mobile products Germany and a decrease in promotion driven revenues from non-mobile transactions processed in a particular market.
Operating margin decreased to 9.0% and 8.7% for the three and six months ended June 30, 2017, respectively, from 10.0% and 9.6% for the same periods in 2016. Operating income per transaction was $0.05 for the three and six months ended June 30, 2017 and 2016, respectively.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2017 and 2016 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase Amount	Increase (Decrease) Percent
Total revenues	$217,127	$201,480	$15,647	8%	$421,100	$383,053	$38,047	10%
Operating expenses:
Direct operating costs	116,251	104,692	11,559	11%	225,136	199,762	25,374	13%
Salaries and benefits	42,274	39,374	2,900	7%	81,163	76,217	4,946	6%
Selling, general and administrative	26,451	24,192	2,259	9%	49,264	45,006	4,258	9%
Depreciation and amortization	7,247	7,353	(106)	(1)%	14,538	14,673	(135)	(1)%
Total operating expenses	192,223	175,611	16,612	9%	370,101	335,658	34,443	10%
Operating income	$24,904	$25,869	$(965)	(4)%	$50,999	$47,395	$3,604	8%
Transactions processed (millions)	22.8	20.5	2.3	11%	43.5	39.2	4.3	11%
Revenues
Money Transfer Segment total revenues for the three and six months ended June 30, 2017 were $217.1 million and $421.1 million, respectively, an increase of $15.6 million or 8% and $38.0 million or 10% as compared to the same periods in 2016. The increases in total revenues for the three and six months ended June 30, 2017 were primarily due to increases in the number of money transfers processed, driven by growth in our U.S., including our domestic Walmart-2-Walmart money transfer service, and foreign agent and correspondent payout networks. These increases were partly offset by the U.S. dollar strengthening against key foreign currencies, reduced rates charged beginning in the second quarter of 2017 for our Walmart-2-Walmart product and a decrease in transactions processed by HiFX as a result of currency volatility from the Brexit vote during the prior period which did not recur in the current period.
Revenues per transaction decreased to $9.52 for the second quarter and $9.68 for the first half of 2017 from $9.83 for the second quarter and $9.77 for the first half of 2016. The decreases were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies and the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services and reduced rates charged for the Walmart-2-Walmart product in the second quarter of 2017. In the fourth quarter of 2016, the Company took over the processing of xe money transfers from a third party and subsequently records the full customer fees as revenues, which partly offset the decreases in revenues per transaction.
Direct operating costs
Money Transfer Segment direct operating costs were $116.3 million and $225.1 million for the three and six months ended June 30, 2017, respectively, an increase of $11.6 million or 11% and $25.4 million or 13% as compared to the same periods in 2016. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and six months of 2017 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $100.9 million and $196.0 million for the three and six months ended June 30, 2017, respectively, as compared to $96.8 million and $183.3 million for the three and six months ended June 30, 2016, respectively. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.

During the three and six months ended June 30, 2017, gross margin decreased to 46.5% for both the three and six months ended June 30, 2017, compared to 48.0% and 47.9% for the three and six months ended June 30, 2016, respectively. The decreases are primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services and reduced rates charged for the Walmart-2-Walmart product in the second quarter of 2017.
Salaries and benefits
Salaries and benefits expense increased $2.9 million or 7% and $4.9 million or 6% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increases in salaries and benefits were primarily due to the expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits were relatively flat at 19.5% for the second quarter and 19.3% for the first half of 2017 compared to 19.5% for the second quarter and 19.9% for the first half of 2016.
Selling, general, and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2017 were $26.5 million and $49.3 million, an increase of $2.3 million or 9% and $4.3 million or 9% as compared to the same periods in 2016. The increases were primarily due to expenses incurred to support the expansion of our money transfer products in both the U.S. and foreign markets.
As a percentage of revenues, selling, general and administrative expenses were essentially flat at 12.2% and 11.7% for the three and six months ended June 30, 2017, respectively, as compared to 12.0% and 11.7% for the same periods of 2016. This was primarily due to increases in the number of money transfers processed, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense was essentially flat for the three and six months ended June 30, 2017 as compared to the same periods in 2016.
As a percentage of revenues, depreciation and amortization expense was 3.3% for the second quarter and 3.5% for the first half of 2017 as compared to 3.6% and 3.8% for the same periods of 2016. The decreases were primarily due to the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income for the three and six months ended June 30, 2017 was $24.9 million and $51.0 million, a decrease of $1.0 million or 4% and an increase of $3.6 million or 8% as compared to the same periods of 2016. Operating income for the three months ended June 30, 2017 decreased primarily as a result of increased transactions processed by HiFX as a result of the Brexit vote in the prior period, which did not recur in the current period. Operating income for the six months ended June 30, 2017 increased primarily due to the growth in the number of money transfers processed. The increase was partly offset by the decrease in HiFX transactions as well as the additional salaries and benefits and other costs incurred to support the current and future growth in the business.
As a percentage of revenues, operating margin was 11.5% and 12.1% for the three and six months ended June 30, 2017 as compared to 12.8% and 12.4% for the same periods in 2016. Operating income per transaction decreased to $1.09 for the second quarter and $1.17 for the first half of 2017 from $1.26 and $1.21 for the same periods in 2016. Operating margin and operating income per transaction decreased primarily due to the decrease in margin realized with the renewal of the Walmart-2-Walmart agreement and the additional salaries and benefits and other costs incurred to support the growth in the business.

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2017 and 2016 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$7,728	$8,618	$(890)	(10)%	$14,361	$15,511	$(1,150)	(7)%
Selling, general and administrative	4,573	1,848	2,725	147%	7,605	3,623	3,982	110%
Depreciation and amortization	32	52	(20)	(38)%	60	106	(46)	(43)%
Total operating expenses	$12,333	$10,518	$1,815	17%	$22,026	$19,240	$2,786	14%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $12.3 million and $22.0 million for the three and six months ended June 30, 2017, an increase of 17% and 14% as compared to the same periods in 2016. The decreases in salaries and benefits were primarily due to a decrease in bonus expense related to the Company's performance relative to its targets. The increases in selling, general and administrative expenses were primarily attributable to professional services and other costs incurred in connection with the proposed acquisition of MoneyGram International, Inc.
OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease) Amount	Increase(Decrease) Percent
Interest income	$459	$443	$16	4%	1,629	895	734	82%
Interest expense	(8,376)	(6,958)	(1,418)	20%	(15,524)	(13,244)	(2,280)	17%
Foreign currency exchange gain (loss), net	11,141	(1,944)	13,085	n/m	12,856	228	12,628	n/m
Other gains	18	19,903	(19,885)	n/m	35	19,903	(19,868)	n/m
Other income (expense), net	$3,242	$11,444	$(8,202)	(72)%	$(1,004)	$7,782	$(8,786)	(113)%
________________
n/m — Not meaningful
Interest income
The increases in interest income for the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily due to interest earned on a tax refund received in India in the first quarter of 2017.
Interest expense
The increases in interest expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily related to higher interest rates and additional borrowings under the revolving credit facility throughout the second quarter and first half of 2017 to fund the operating cash for our Independent ATM Deployed (“IAD”) networks.
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
We recorded net foreign currency exchange gains of $11.1 million and $12.9 million for the three and six months ended June 30, 2017, respectively, as compared to a net foreign currency loss of $1.9 million and gain of $0.2 million for the same periods in 2016, respectively. These realized and unrealized net foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
Other gains
The results for the second quarter and first half of 2016 included an investment gain of $19.4 million related to the sale of the sale of our membership in Visa Europe Limited ("Visa Europe") to Visa, Inc. ("Visa") on June 21, 2016.
INCOME TAX EXPENSE
The Company's effective income tax rate was 26.6% and 25.8% for the three and six months ended June 30, 2017, respectively, as compared to 21.5% and 22.3% for the same periods in 2016. The Company's effective income tax rate for the three and six months ended June 30, 2017 and 2016 was lower than the applicable statutory income tax rate of 35% primarily because of the Company's U.S. income tax positions. The Company does not have a history of significant taxable income in the U.S.; therefore, the Company has recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company's U.S. legal entities generate pre-tax U.S. GAAP income, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset the pre-tax U.S. GAAP income. The increase in the effective tax rates for 2017 compared to 2016 is largely due to the recognition of U.S. deferred tax expense on tax amortization of indefinite-life intangible assets and a shift in our mix of earnings to higher tax rate entities.
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
NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $51.4 million and $79.5 million for the three and six months ended June 30, 2017, respectively, a decrease of $4.3 million and $5.3 million as compared to the same periods in 2016. The decrease in net income for the first half of 2017 was primarily due to a $19.4 million gain from the sale of our investment in Visa Europe in 2016 which did not recur in the current period, an increase in interest expense of $2.3 million and an increase in income tax expense of $3.2 million. The decrease was partly offset by an increase in operating income of $6.8 million, an increase of $12.6 million in net foreign currency exchange gains and an increase in interest income of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2017 and December 31, 2016, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $654.0 million and $405.9 million, respectively. Our ratio of current assets to current liabilities at June 30, 2017 and December 31, 2016 was 1.56 and 1.34, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain the majority of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of June 30, 2017, we had approximately $652 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,065.3 million at June 30, 2017, of which $947.7 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
Liquidity	2017	2016
Cash and cash equivalents provided by (used in):
Operating activities	$92,741	$134,466
Investing activities	(50,628)	(34,892)
Financing activities	253,575	118,864
Effect of foreign currency exchange rate changes on cash and cash equivalents	35,152	4,111
Increase in cash and cash equivalents	$330,840	$222,549

Operating activity cash flow
Cash flows provided by operating activities were $92.7 million for the first half of 2017 compared to $134.5 million for the first half of 2016. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $50.6 million for the first half of 2017 compared to $34.9 million for the first half of 2016. The increase is primarily due to increased capital expenditures related to our ATM network expansion and the proceeds of $11.9 million received for the sale of our ownership interest in Visa Europe which partially offset our capital expenditures in 2016. During the first half of 2017, we used $47.9 million for purchases of property and equipment compared to $42.1 million during the first half of 2016. Cash used for software development and other investing activities totaled $2.7 million and $2.5 million for the first half of 2017 and 2016, respectively.

Financing activity cash flow
Cash flows used in financing activities were $253.6 million for the first half of 2017 compared to $118.9 million for the first half of 2016. Our financing activities for the first half of 2017 consisted of net borrowings of $253.3 million compared to net debt borrowings of $192.9 million for the first half of 2016. The increase in borrowing was primarily to fund seasonal ATM cash needs. Additionally, we used $2.4 million and $1.2 million during the first half of 2017 and 2016, respectively, for capital lease repayments. We repurchased $2.3 million and $76.5 million of our stock during the first half of 2017 and 2016, respectively. During the first half of 2017, we paid $2.3 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $0.9 million for the same period of 2016. We received proceeds from stock option exercises of $4.6 million and $3.2 million for the first half of 2017 and 2016, respectively.
Other sources of capital
Credit Facility - As of June 30, 2017, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which has been reduced to $55.8 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of June 30, 2017, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Company's Amended and Restated Credit Agreement) (the "Credit Agreement") and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of June 30, 2017, we had borrowings of $55.8 million outstanding under the term loan. We had $322.8 million of borrowings and $47.8 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2017. The remaining $229.4 million under the revolving credit facility was available for borrowing. As of June 30, 2017, the weighted average interest rates under the revolving credit facility and Term Loan A were 2.64% and 2.60%, respectively, excluding amortization of deferred financing costs.
Convertible debt - We have $402.5 million in principal amount of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to purchase their notes at par on October 1, 2020, and have additional options to require us to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company. In connection with the issuance of the Convertible Notes, we recorded $10.7 million in debt issuance costs, which are being amortized through October 1, 2020.
ATM Facility - On June, 27, 2017, we entered into a short-term credit facility in the amount of $100 million for the sole purpose of providing cash for our ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.0%. The facility expires on November 30, 2017.
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of June 30, 2017, there was $20.3 million outstanding under these other obligation arrangements. Short-term debt obligations, excluding the ATM facility, as of June 30, 2017 were primarily comprised of $19.6 million due in the next twelve months under these other obligation arrangements and $10.8 million of payments due in the next twelve months under the Term Loan A.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first half of 2017 were $52.7 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2017 are currently estimated to range from approximately $95 million to $105 million.

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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2017, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2017. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2017, our future contractual obligations have not changed significantly from the amounts reported within our 2016 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2017, our total debt outstanding was $862.6 million. Of this amount, $363.7 million, net of debt discounts, or 42% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of June 30, 2017, the fair value of our fixed rate Convertible Notes was $518.8 million, compared to a carrying value of $363.7 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $478.6 million, or 55% of our total debt obligations, relates to debt borrowings under our Credit Facility and ATM Facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.1 million.
The remaining $20.3 million, or 2%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of June 30, 2017, we had approximately $13.9 million of capitalized leases with fixed payment and interest terms that expire between 2017 and 2021.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first half of 2017, approximately 72% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2017, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $110 million to $115 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $100 million to $105 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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
We use derivatives to minimize our exposures related to changes in foreign currency exchange rates and facilitate foreign currency risk management services by writing derivatives to customers. Derivatives are used to manage the overall market risk associated with foreign currency exchange rates; however, we do not perform the extensive record-keeping required to account for the derivative transactions as hedges. Due to the relatively short duration of the derivative contracts, we use the derivatives primarily as economic hedges. Since we do not designate foreign currency derivatives as hedging instruments pursuant to the accounting standards, we record gains and losses on foreign exchange derivatives in earnings in the period of change.

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange gain, net on the Consolidated Statements of Income. As of June 30, 2017, we had foreign currency derivative contracts outstanding with a notional value of $256 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2017, we held foreign currency derivative contracts outstanding with a notional value of $1.2 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $571 million, primarily in British pounds, euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
July 28, 2017
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer