Form 10-Q
period 2017-09-30
EURONET WORLDWIDE INC
filed 2017-10-27
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

On October 26, 2017, Euronet Worldwide, Inc. had 52,681,034 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,062,241	$734,414
Restricted cash	113,617	77,674
Inventory — PINs and other	49,108	78,115
Trade accounts receivable, net of allowances for doubtful accounts of $20,033 at September 30, 2017 and $18,369 at December 31, 2016	547,383	502,989
Prepaid expenses and other current assets	152,913	191,796
Total current assets	1,925,262	1,584,988
Property and equipment, net of accumulated depreciation of $325,521 at September 30, 2017 and $262,470 at December 31, 2016	250,436	202,145
Goodwill	743,860	689,713
Acquired intangible assets, net of accumulated amortization of $176,495 at September 30, 2017 and $150,347 at December 31, 2016	155,155	165,331
Other assets, net of accumulated amortization of $42,549 at September 30, 2017 and $36,984 at December 31, 2016	103,208	70,695
Total assets	$3,177,921	$2,712,872
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$365,952	$456,682
Accrued expenses and other current liabilities	704,200	615,153
Current portion of capital lease obligations	4,977	3,293
Short-term debt obligations and current maturities of long-term debt obligations	136,896	32,161
Income taxes payable	41,883	27,611
Deferred revenue	45,218	44,200
Total current liabilities	1,299,126	1,179,100
Debt obligations, net of current portion	592,924	561,663
Capital lease obligations, net of current portion	9,168	6,969
Deferred income taxes	46,361	44,079
Other long-term liabilities	32,828	20,504
Total liabilities	1,980,407	1,812,315
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,758,343 issued at September 30, 2017 and 58,389,242 issued at December 31, 2016	1,175	1,168
Additional paid-in-capital	1,065,987	1,045,663
Treasury stock, at cost, 6,088,055 shares at September 30, 2017 and 6,085,841 shares at December 31, 2016	(216,843)	(215,462)
Retained earnings	459,887	278,842
Accumulated other comprehensive loss	(113,523)	(210,662)
Total Euronet Worldwide, Inc. stockholders’ equity	1,196,683	899,549
Noncontrolling interests	831	1,008
Total equity	1,197,514	900,557
Total liabilities and equity	$3,177,921	$2,712,872
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$637,834	$524,025	$1,647,777	$1,438,786
Operating expenses:
Direct operating costs	364,815	300,159	978,768	853,544
Salaries and benefits	82,134	71,899	232,617	212,974
Selling, general and administrative	49,279	41,379	139,708	121,678
Acquired intangible assets impairment	—	—	2,286	—
Depreciation and amortization	24,705	20,120	69,520	58,923
Total operating expenses	520,933	433,557	1,422,899	1,247,119
Operating income	116,901	90,468	224,878	191,667
Other income (expense):
Interest income	380	349	2,009	1,244
Interest expense	(9,534)	(7,724)	(25,058)	(20,968)
Foreign currency exchange gain (loss), net	8,179	(1,527)	21,035	(1,299)
Other gains	—	—	35	19,903
Other expense, net	(975)	(8,902)	(1,979)	(1,120)
Income before income taxes	115,926	81,566	222,899	190,547
Income tax expense	(15,573)	(20,784)	(43,130)	(45,104)
Net income	100,353	60,782	179,769	145,443
Net (income) loss attributable to noncontrolling interests	(63)	(49)	9	61
Net income attributable to Euronet Worldwide, Inc.	$100,290	$60,733	$179,778	$145,504

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.91	$1.16	$3.43	$2.78
Diluted	$1.80	$1.11	$3.23	$2.66

Weighted average shares outstanding:
Basic	52,590,837	52,134,500	52,463,511	52,293,808
Diluted	55,784,485	54,523,211	55,582,583	54,641,388
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$100,353	$60,782	$179,769	$145,443
Translation adjustment	26,703	6,849	97,311	13,522
Comprehensive income	127,056	67,631	277,080	158,965
Comprehensive (income) loss attributable to noncontrolling interests	(113)	(64)	(163)	14
Comprehensive income attributable to Euronet Worldwide, Inc.	$126,943	$67,567	$276,917	$158,979
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Net income	$179,769	$145,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,520	58,923
Share-based compensation	11,817	11,352
Unrealized foreign exchange (gain) loss, net	(21,035)	1,299
Deferred income taxes	(14,856)	993
Accretion of convertible debt discount and amortization of debt issuance costs	10,068	9,056
Gain on sale of investment	—	(19,449)
Non-cash impairment of acquired intangible assets	2,286	—
Changes in working capital, net of amounts acquired:
Income taxes payable, net	10,924	16,006
Restricted cash	(3,633)	(10,227)
Inventory — PINs and other	33,712	25,948
Trade accounts receivable	(7,861)	54,356
Prepaid expenses and other current assets	43,826	(76,594)
Trade accounts payable	(118,677)	(133,207)
Deferred revenue	(2,497)	3,181
Accrued expenses and other current liabilities	30,678	135,431
Changes in noncurrent assets and liabilities	6,455	(5,020)
Net cash provided by operating activities	230,496	217,491
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,183)
Purchases of property and equipment	(70,871)	(61,597)
Purchases of other long-term assets	(4,651)	(4,501)
Proceeds from sale of investment	—	11,900
Other, net	1,499	800
Net cash used in investing activities	(74,023)	(55,581)
Cash flows from financing activities:
Proceeds from issuance of shares	8,328	5,098
Repurchase of shares	(2,310)	(76,510)
Borrowings from revolving credit agreements	1,839,963	1,961,814
Repayments of revolving credit agreements	(1,808,695)	(1,855,053)
Repayments of long-term debt obligations	(6,563)	(5,156)
Repayments of capital lease obligations	(3,473)	(1,997)
Borrowings from short-term debt obligations, net	99,081	2,290
Other, net	284	748
Net cash provided by financing activities	126,615	31,234
Effect of exchange rate changes on cash and cash equivalents	44,739	10,634
Increase in cash and cash equivalents	327,827	203,778
Cash and cash equivalents at beginning of period	734,414	457,518

Cash and cash equivalents at end of period	$1,062,241	$661,296

Supplemental disclosure of cash flow information:
Interest paid during the period	$17,359	$12,598
Income taxes paid during the period	$34,769	$31,751
Supplemental disclosure of non-cash investing and financing activities
Non-cash consideration received from sale of investment	$—	$7,549
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
The Company has performed a review of the requirements of the new revenue standards and is in the process of reviewing customer contracts under the new revenue standards but does not expect the new revenue standards will have a material impact on the timing of revenue recognition on its consolidated financial statements. The Company continues to assess all potential effects of the standards and it believes the principal versus agent guidance will affect the presentation and classification of revenue for certain epay and EFT segment arrangements. The Company estimates revenue would have been approximately $125 million to $200 million greater in 2016 under the new standard due to the change in presentation and classification of certain revenue for the epay segment. The Company will continue to update its assessment of the effect the new revenue standards will have on its consolidated financial statements and will disclose the final determination of the transition method and material effects, if any, when known.
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
In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses how companies account for certain aspects of share-based payments to employees. This ASU requires all excess tax benefits and tax deficiencies be recognized in the statement of income as a component of income tax expense or benefit. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in the Company's effective tax rate. As part of the adoption of this standard during the first quarter, the Company was required to recognize previously unrecognized excess tax benefits on a modified retrospective basis and record an adjustment to deferred tax assets and retained earnings. Additionally, the Company applied the prospective transition method for the presentation of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows. The Company made an accounting election to continue to estimate forfeitures when determining amortization expense of stock-based compensation.
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

(3) STOCKHOLDERS' EQUITY
Earnings Per Share
Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share has been computed by dividing earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for any potential dilution from options to purchase the Company's common stock, assumed vesting of restricted stock and the assumed conversion of the Company’s convertible debentures. The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,590,837	52,134,500	52,463,511	52,293,808
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,863,883	1,731,451	1,789,307	1,690,320
Incremental shares from assumed conversion of convertible notes	1,329,765	657,260	1,329,765	657,260
Diluted weighted average shares outstanding	55,784,485	54,523,211	55,582,583	54,641,388
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and nine months ended September 30, 2017 and 2016. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 458,000 and 884,000 for the three and nine months ended September 30, 2017, respectively, and approximately 552,000 and 555,000 for the three and nine months ended September 30, 2016, respectively.
The Company's convertible notes have settlement features requiring the Company upon conversion to settle the principal amount of the debt and the conversion value in excess of the principal value ("conversion premium") for cash or shares of the Company's common stock, at the Company's option. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium.  Accordingly, the convertible notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $72.18 per share and the dilutive effect increases the more the market price exceeds the conversion price. As of September 30, 2017 and 2016, the stock price exceeded the conversion price and these notes were dilutive to earnings per share. Further, as a result of the share price increasing from $81.83 at September 30, 2016 to $94.79 at September 30, 2017, there was an increase in shares from the assumed conversion of convertible notes.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $26.7 million and $97.3 million for the three and nine months ended September 30, 2017, respectively, and gains of $6.8 million and $13.5 million for the three and nine months ended September 30, 2016, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2017 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2016	$165,331	$689,713	$855,044
Increases (Decreases):
Amortization	(18,840)	—	(18,840)
Other (primarily changes in foreign currency exchange rates and impairment)	8,664	54,147	62,811
Balance as of September 30, 2017	$155,155	$743,860	$899,015
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2017, is expected to total $5.7 million for the remainder of 2017, $22.8 million for 2018, $21.8 million for 2019, $21.0 million for 2020, $20.1 million for 2021 and $19.0 million for 2022.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2016 resulted in no impairment charge. The Company recorded a non-cash impairment charge to customer relationships of $2.3 million in the first nine months of 2017 as a result of the closure of the Pure Commerce office in South Korea within the EFT Processing Segment.
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
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Accrued expenses	$278,078	$210,275
Money transfer settlement obligations	289,640	219,601
Accrued amounts due to mobile operators and other content providers	104,535	121,505
Derivative liabilities	31,947	63,772
Total	$704,200	$615,153

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Credit Facility:
Term loan, due 2019	$53,438	$60,000
Revolving credit agreements, due 2019	191,590	159,963
	245,028	219,963
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	366,464	358,293

ATM credit facility	100,000	—

Other obligations	24,782	23,892

Total debt obligations	736,274	602,148
Unamortized debt issuance costs	(6,454)	(8,324)
Carrying value of debt	729,820	593,824
Short-term debt obligations and current maturities of long-term debt obligations	(136,896)	(32,161)
Long-term debt obligations	$592,924	$561,663

Credit Facility
As of September 30, 2017, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $53.4 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 3.04% and 2.86%, respectively, as of September 30, 2017.
Convertible Debt
The Convertible Senior Notes (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of September 30, 2017. The Convertible Notes mature in October 2044 unless repurchased or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share. Holders of the Convertible Notes have the option to require the Company to purchase their notes at par on October 1, 2020, and have additional options to require the Company to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company.
Holders may convert all or any portion of their Convertible Notes at their option at any time prior to October 1, 2044 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the measurement period) in which the trading price for the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. If the holders exercise their option to convert, the Company is required to deliver cash or shares of the Company's common stock, at the Company's option, to satisfy the principal amount and the conversion premium.

The Company's common stock was greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the calendar quarter ended September 30, 2017. Therefore, as of September 30, 2017, the conversion threshold had been met and the Convertible Notes became convertible at the holders’ option beginning on October 1, 2017 and ending on December 31, 2017.
Contractual interest expense for the Convertible Notes was $1.5 million and $4.5 million for the three and nine months ended September 30, 2017 and 2016, respectively. Accretion expense was $2.8 million and $8.2 million for the three and nine months ended September 30, 2017, respectively, and $2.6 million and $7.8 million for the three and nine months ended September 30, 2016, respectively. The effective interest rate was 4.7% for the three and nine months ended September 30, 2017. As of September 30, 2017, the unamortized discount was $36.0 million, and will be amortized through October 1, 2020.
ATM Credit Facility
On June 27, 2017, the Company entered into a new credit facility (the "ATM Facility") agreement in which the lender has made available an aggregate $100 million uncommitted short-term credit facility to provide cash to support the Company's ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.0%. The ATM facility expires on November 30, 2017.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of September 30, 2017, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $244 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of September 30, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $282 million, primarily in British pounds, euros and Polish zloty.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $16.7 million and $48.4 million for the three and nine months ended September 30, 2017, respectively, and $14.4 million and $48.3 million for the three and nine months ended September 30, 2016, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of September 30, 2017 was approximately $1.3 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$44,603	$75,307	Other current liabilities	$(31,947)	$(63,772)
The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$44,603	$—	$44,603	$(20,071)	$(8,268)	$16,264

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$75,307	$—	$75,307	$(49,752)	$(7,562)	$17,993
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(31,947)	$—	$(31,947)	$20,071	$2,581	$(9,295)

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$(63,772)	$—	$(63,772)	$49,752	$1,106	$(12,914)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following tables summarize the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2017	2016	2017	2016
Foreign currency exchange contracts	Foreign currency exchange gain (loss), net	$3,062	$(1,825)	$(3,007)	$(646)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$44,603	$—	$44,603
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(31,947)	$—	$(31,947)

		As of December 31, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$75,307	$—	$75,307
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(63,772)	$—	$(63,772)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2017 and December 31, 2016, the fair values of the Convertible Notes were $550.5 million and $475.1 million, respectively, with carrying values of $366.5 million and $358.3 million, respectively.
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

The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$226,321	$184,234	$228,105	$(826)	$637,834
Operating expenses:
Direct operating costs	99,024	143,023	123,588	(820)	364,815
Salaries and benefits	16,817	13,955	44,110	7,252	82,134
Selling, general and administrative	8,878	9,145	28,648	2,608	49,279
Depreciation and amortization	14,805	2,461	7,403	36	24,705
Total operating expenses	139,524	168,584	203,749	9,076	520,933
Operating income (expense)	$86,797	$15,650	$24,356	$(9,902)	$116,901

	For the Three Months Ended September 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$152,586	$167,226	$204,611	$(398)	$524,025
Operating expenses:
Direct operating costs	62,401	128,212	109,944	(398)	300,159
Salaries and benefits	12,954	13,352	38,365	7,228	71,899
Selling, general and administrative	7,642	8,133	23,924	1,680	41,379
Depreciation and amortization	10,151	2,734	7,195	40	20,120
Total operating expenses	93,148	152,431	179,428	8,550	433,557
Operating income (expense)	$59,438	$14,795	$25,183	$(8,948)	$90,468

	For the Nine Months Ended September 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$488,030	$512,531	$649,205	$(1,989)	$1,647,777
Operating expenses:
Direct operating costs	238,753	393,269	348,724	(1,978)	978,768
Salaries and benefits	46,125	39,606	125,273	21,613	232,617
Selling, general and administrative	23,960	27,628	77,912	10,208	139,708
Acquired intangible assets impairment	2,286	—	—	—	2,286
Depreciation and amortization	39,816	7,667	21,941	96	69,520
Total operating expenses	350,940	468,170	573,850	29,939	1,422,899
Operating income (expense)	$137,090	$44,361	$75,355	$(31,928)	$224,878

	For the Nine Months Ended September 30, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$354,282	$497,945	$587,664	$(1,105)	$1,438,786
Operating expenses:
Direct operating costs	165,520	379,423	309,706	(1,105)	853,544
Salaries and benefits	37,601	38,052	114,582	22,739	212,974
Selling, general and administrative	22,154	25,291	68,930	5,303	121,678
Depreciation and amortization	28,411	8,498	21,868	146	58,923
Total operating expenses	253,686	451,264	515,086	27,083	1,247,119
Operating income (expense)	$100,596	$46,681	$72,578	$(28,188)	$191,667

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
EFT Processing	$181,188	$139,161	$1,310,607	$786,166
epay	27,139	23,939	616,596	733,514
Money Transfer	42,047	38,954	1,229,899	1,136,722
Corporate Services, Eliminations and Other	62	91	20,819	56,470
Total	$250,436	$202,145	$3,177,921	$2,712,872

(10) INCOME TAXES
The Company's effective income tax rate was 13.4% and 19.3% for the three and nine months ended September 30, 2017, respectively, compared to 25.5% and 23.7% for the three and nine months ended September 30, 2016, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2017 and 2016 was lower than the applicable statutory income tax rate of 35% primarily attributable to the release in 2017 of a $16.3 million valuation allowance against certain foreign net deferred tax assets and, to a lesser extent, the Company's continued U.S. income tax positions. Due to the recent significant year-over-year and year-to-date profitability of ATMs under management in Europe, the Company believes certain foreign net deferred tax assets, including net operating loss carryforwards, will more likely than not be realized in future periods. In addition to the foreign valuation allowance release, the Company continues to have significant net operating loss carryforwards in the U.S. with no recent history of taxable income; therefore, the Company has recorded a valuation allowance against its U.S. net deferred tax assets. Accordingly, in instances when the Company generates U.S. GAAP income for the period, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset that income.
(11) COMMITMENTS
As of September 30, 2017, the Company had $73.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $45.1 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.4 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2017, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $21.8 million over the terms of agreements with the customers.
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

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2017, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $283 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2017 or December 31, 2016.
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

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 38,105 ATMs and approximately 227,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 696,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 332,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through HiFX branded websites and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 35 principal offices in Europe, 11 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 35% and 30% of total consolidated revenues for the third quarter and first nine months of 2017, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 29% and 31% of total consolidated revenues for the third quarter and first nine months of 2017, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 67% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 36% and 39% of total consolidated revenues for the third quarter and first nine months of 2017, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, xe and HiFX branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2017 and 2016 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase Percent	2017	2016	Increase (Decrease) Amount	Increase Percent
EFT Processing	$226,321	$152,586	$73,735	48%	$488,030	$354,282	$133,748	38%
epay	184,234	167,226	17,008	10%	512,531	497,945	14,586	3%
Money Transfer	228,105	204,611	23,494	11%	649,205	587,664	61,541	10%
Total	638,660	524,423	114,237	22%	1,649,766	1,439,891	209,875	15%
Corporate services, eliminations and other	(826)	(398)	(428)	108%	(1,989)	(1,105)	(884)	80%
Total	$637,834	$524,025	$113,809	22%	$1,647,777	$1,438,786	$208,991	15%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease)Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease)Amount	Increase (Decrease) Percent
EFT Processing	$86,797	$59,438	$27,359	46%	$137,090	$100,596	$36,494	36%
epay	15,650	14,795	855	6%	44,361	46,681	(2,320)	(5)%
Money Transfer	24,356	25,183	(827)	(3)%	75,355	72,578	2,777	4%
Total	126,803	99,416	27,387	28%	256,806	219,855	36,951	17%
Corporate services, eliminations and other	(9,902)	(8,948)	(954)	11%	(31,928)	(28,188)	(3,740)	13%
Total	$116,901	$90,468	$26,433	29%	$224,878	$191,667	$33,211	17%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the third quarter and the first nine months of 2017 was 5% and 1% more due to the changes in foreign currency exchange rates when compared to the same periods of 2016.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,		Increase (Decrease) Percent	Average Translation Rate Nine Months Ended September 30,		Increase (Decrease) Percent
Currency (dollars per foreign currency)	2017	2016		2017	2016
Australian dollar	$0.7896	$0.7577	4%	$0.7661	$0.7418	3%
British pound	$1.3091	$1.3125	—%	$1.2756	$1.3931	(8)%
euro	$1.1754	$1.1156	5%	$1.1136	$1.1162	—%
Hungarian forint	$0.0038	$0.0036	6%	$0.0036	$0.0036	—%
Indian rupee	$0.0156	$0.0149	5%	$0.0153	$0.0149	3%
Malaysian ringgit	$0.2347	$0.2472	(5)%	$0.2302	$0.2452	(6)%
New Zealand dollar	$0.7309	$0.7221	1%	$0.7156	$0.6922	3%
Polish zloty	$0.2762	$0.2573	7%	$0.2613	$0.2563	2%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2017 and 2016 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase Amount	Increase Percent	2017	2016	Increase Amount	Increase Percent
Total revenues	$226,321	$152,586	$73,735	48%	$488,030	$354,282	$133,748	38%
Operating expenses:
Direct operating costs	99,024	62,401	36,623	59%	238,753	165,520	73,233	44%
Salaries and benefits	16,817	12,954	3,863	30%	46,125	37,601	8,524	23%
Selling, general and administrative	8,878	7,642	1,236	16%	23,960	22,154	1,806	8%
Acquired intangible assets impairment	—	—	—	n/m	2,286	—	2,286	n/m
Depreciation and amortization	14,805	10,151	4,654	46%	39,816	28,411	11,405	40%
Total operating expenses	139,524	93,148	46,376	50%	350,940	253,686	97,254	38%
Operating income	$86,797	$59,438	$27,359	46%	$137,090	$100,596	$36,494	36%
Transactions processed (millions)	615	488	127	26%	1,726	1,370	356	26%
ATMs as of September 30,	38,105	29,276	8,829	30%	38,105	29,276	8,829	30%
Average ATMs	38,123	27,350	10,773	39%	36,524	25,802	10,722	42%

Revenues
EFT Processing Segment total revenues for the three and nine months ended September 30, 2017 were $226.3 million and $488.0 million, respectively, an increase of $73.7 million or 48% and $133.7 million or 38% as compared to the same periods in 2016. The increases in total revenues for the three and nine months ended September 30, 2017 were primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions. For the three months ended September 30, 2017, revenues were also higher than the same period in the prior year as a result of a higher volume of sales of POS devices in Greece and the acquisition of YourCash, completed during the fourth quarter of 2016. The acquisition of YourCash also contributed to the increase in total revenues for the first nine months of 2017. The increase for the nine months ended September 30, 2017 was partially offset by the impact of a cash shortage due to the demonetization initiated in the fourth quarter of 2016 in India. In the third quarter, the India cash supply was returned to near pre-demonetization levels. Foreign currency movements increased total revenues by approximately $10.3 million for the three months ended September 30, 2017 as compared to the same period in 2016 and had minimal effect on total revenues for the first nine months of 2017 as compared to the same period in 2016.
Average monthly revenues per ATM were $1,979 and $1,485 for the three and nine months ended September 30, 2017, respectively, compared to $1,860 and $1,526 for the three and nine months ended September 30, 2016, respectively. The decrease for the nine months ended September 30, 2017 was primarily due to the India cash shortage and low-margin ATMs in India. Revenues per transaction were $0.37 for the third quarter and $0.28 for the first nine months of 2017, respectively, compared to $0.31 for the third quarter and $0.26 for the first nine months of 2016, respectively. The increases in revenue per transaction were primarily the result of revenue growth from DCC, which earns higher revenues per transaction than other ATM or card-based services, which were partially offset by the impact of the low margin ATM transactions in India.
Direct operating costs
EFT Processing Segment direct operating costs were $99.0 million and $238.8 million for the three and nine months ended September 30, 2017, respectively, an increase of $36.6 million or 59% and $73.2 million or 44% as compared to the same periods in 2016. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and nine months ended September 30, 2017 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network which has more seasonal revenue generation and the impact of our acquisition of YourCash. The increase for the three months ended September 30, 2017 was also due to the net impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $127.3 million and $249.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $90.2 million and $188.8 million for the three and nine months ended September 30, 2016, respectively. The increases in gross profit were primarily due to the growth in revenues from the increase in ATMs under management, DCC transactions processed and the net impact of the U.S. dollar weakening against key foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 56.2% and 51.1% for the three and nine months ended September 30, 2017, respectively, as compared to 59.1% and 53.3% for the three and nine months ended September 30, 2016, respectively. The decreases in gross profit as a percentage of revenue were primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs, the YourCash transactions which earn lower margins per transaction than other ATM or card-based services in Europe, along with ATM growth in the India market where we earn lower revenue per transaction and have experienced a cash shortage due to the demonetization initiative in the region. For the third quarter, the decrease in gross margins was also attributable to the higher volume of sales of POS devices in Greece from which we earn a lower margin from these transactions.
Salaries and benefits
Salaries and benefits expense increased $3.9 million or 30% and $8.5 million or 23% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases in salaries and benefits were primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 7.4% for the third quarter and 9.5% for the first nine months of 2017, respectively, compared to 8.5% for the third quarter and 10.6% for the first nine months of 2016, respectively. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2017 were $8.9 million and $24.0 million, respectively, an increase of $1.2 million or 16% and $1.8 million or 8% as compared to the same periods in 2016. The increases in selling, general and administrative expenses were primarily due to the impact of our acquisition of YourCash which was partly offset by an increase in additional support cost in 2016 that did not recur in 2017. As a percentage of revenues, selling, general and administrative expenses were 3.9% and 4.9% for the three and nine months ended September 30, 2017, respectively, compared to 5.0% and 6.3% for the three and nine months ended September 30, 2016, respectively. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Acquired intangible assets impairment
The Company recorded a non-cash impairment charge of $2.3 million for the nine months ended September 30, 2017 related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea. No impairment charges were recorded in 2016.
Depreciation and amortization
Depreciation and amortization expense increased $4.7 million and $11.4 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, software assets, and the amortization of intangible assets related to the acquisition of YourCash. As a percentage of revenues, depreciation and amortization expense was 6.5% for the third quarter and 8.2% for the first nine months of 2017 as compared to 6.7% and 8.0% for the same periods of 2016.

Operating income
EFT Processing Segment operating income for the three and nine months ended September 30, 2017 was $86.8 million and $137.1 million, respectively, an increase of $27.4 million or 46% and $36.5 million or 36% as compared to the same periods in 2016. EFT Processing Segment operating income for the three and nine months ended September 30, 2017 increased primarily due to higher operating revenues from the additional number of ATMs under management, the YourCash acquisition, growth in revenues earned from DCC transactions and the net impact of the U.S. dollar weakening against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 38.4% for the third quarter and 28.1% for the first nine months of 2017 compared to 39.0% for the third quarter and 28.4% for the first nine months of 2016. The slight decreases in operating margins were attributable to additional costs for ATMs added throughout the year and the impact of lower margin ATM transactions for YourCash and in India. Operating income per transaction was $0.14 for the third quarter and $0.08 for the first nine months of 2017 as compared to $0.12 and $0.07 for the same periods of 2016.
EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2017 and 2016 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$184,234	$167,226	$17,008	10%	$512,531	$497,945	$14,586	3%
Operating expenses:
Direct operating costs	143,023	128,212	14,811	12%	393,269	379,423	13,846	4%
Salaries and benefits	13,955	13,352	603	5%	39,606	38,052	1,554	4%
Selling, general and administrative	9,145	8,133	1,012	12%	27,628	25,291	2,337	9%
Depreciation and amortization	2,461	2,734	(273)	(10)%	7,667	8,498	(831)	(10)%
Total operating expenses	168,584	152,431	16,153	11%	468,170	451,264	16,906	4%
Operating income	$15,650	$14,795	$855	6%	$44,361	$46,681	$(2,320)	(5)%
Transactions processed (millions)	293	314	(21)	(7)%	901	949	(48)	(5)%
Revenues
epay Segment total revenues for the three and nine months ended September 30, 2017 were $184.2 million and $512.5 million, respectively, an increase of $17.0 million or 10% and $14.6 million or 3% as compared to the same periods in 2016. The increases in total revenues were primarily due to an increase in the number of non-mobile transactions processed in Germany, an increase in vouchers distributed by our cadooz subsidiary following the acquisition of new customers and the net impact of of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased total revenues by approximately $7.6 million for the three months ended September 30, 2017 compared to the same period in 2016 and had minimal effect on total revenues for the first nine months of 2017 as compared to the same period in 2016. The increases in total revenues were partially offset by the decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers and the result of high promotion driven revenues from non-mobile transactions in a particular market during the prior year which did not recur in the current period.
Revenues per transaction were $0.63 for the third quarter and $0.57 for the first nine months of 2017 compared to $0.53 and $0.52 for the same periods in 2016. The increases in revenues per transaction were primarily driven by the revenue growth from non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions and the net impact of the U.S. dollar weakening against key foreign currencies. The increase in revenues per transaction was also favorably impacted by the loss of a high-volume, low-margin customer in the Middle East.

Direct operating costs
epay Segment direct operating costs were $143.0 million and $393.3 million for the three and nine months ended September 30, 2017, respectively, an increase of $14.8 million and $13.8 million as compared to the same periods in 2016. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increases in direct operating costs were primarily due to the increase in vouchers distributed by our cadooz subsidiary and non-mobile transactions processed in Germany. The increase for the three months ended September 30, 2017 was also partly due to the net impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit was $41.2 million and $119.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $39.0 million and $118.5 million for the three and nine months ended September 30, 2016, respectively. The increases in gross profit were primarily due to growth in non-mobile transactions processed in Germany partly offset by a decrease in promotional activities for non-mobile transactions processed in a particular market. For the third quarter, the increase was also partly due to the net impact of the U.S. dollar weakening against key foreign currencies.
During the three and nine months ended September 30, 2017, the gross margin was 22.4% and 23.3%, as compared to 23.3% and 23.8% for the same periods in 2016. The decreases in gross margins for the third quarter were impacted by lower gross margins realized on voucher distributions and the result of high promotion driven revenues from non-mobile transactions in a particular market during the prior year which did not recur in the current period.
Salaries and benefits
Salaries and benefits expense increased slightly for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increases were mainly driven by higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits were 7.6% and 7.7% for the three and nine months ended September 30, 2017, as compared to 8.0% and 7.6% for the same periods in 2016.
Selling, general and administrative
Selling, general and administrative expenses were $9.1 million and $27.6 million for the three and nine months ended September 30, 2017, respectively, an increase of 12% and 9% as compared to the same periods in 2016. The increases in selling, general and administrative expenses were mainly due to increased promotional cost for our non-mobile products in Germany and other costs related to the settlement of disputes in certain foreign markets. As a percentage of revenues, selling, general and administrative expenses were 5.0% and 5.4% for the three and nine months ended September 30, 2017, respectively, as compared to 4.9% and 5.1% for the same periods in 2016.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense decreased slightly for the three and nine months ended September 30, 2017 as compared to the same periods in 2016. As a percentage of revenues, depreciation and amortization expense was 1.3% and 1.5% for the three and nine months ended September 30, 2017, respectively, and 1.6% and 1.7% for the three and nine months ended September 30, 2016, respectively.
Operating income
epay Segment operating income for the three and nine months ended September 30, 2017 was $15.7 million and $44.4 million, respectively, an increase of $0.9 million and a decrease of $2.3 million as compared to the same periods in 2016. Operating income for the nine months ended September 30, 2017 decreased as the result of additional cost to support the transaction growth of our non-mobile products in Germany and a decrease in promotion driven revenues from non-mobile transactions, partly offset by an increase in gross profit from non-mobile products in Germany. Operating income for the three months ended September 30, 2017 improved as a result of increased gross profit from non-mobile products in Germany, along with the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the decrease in promotion driven revenues from non-mobile transactions processed in a particular market.
Operating margin decreased to 8.5% and 8.7% for the three and nine months ended September 30, 2017, respectively, from 8.8% and 9.4% for the same periods in 2016. Operating income per transaction was $0.05 for the three and nine months ended September 30, 2017 and 2016, respectively.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2017 and 2016 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase Amount	Increase Percent
Total revenues	$228,105	$204,611	$23,494	11%	$649,205	$587,664	$61,541	10%
Operating expenses:
Direct operating costs	123,588	109,944	13,644	12%	348,724	309,706	39,018	13%
Salaries and benefits	44,110	38,365	5,745	15%	125,273	114,582	10,691	9%
Selling, general and administrative	28,648	23,924	4,724	20%	77,912	68,930	8,982	13%
Depreciation and amortization	7,403	7,195	208	3%	21,941	21,868	73	—%
Total operating expenses	203,749	179,428	24,321	14%	573,850	515,086	58,764	11%
Operating income	$24,356	$25,183	$(827)	(3)%	$75,355	$72,578	$2,777	4%
Transactions processed (millions)	23.9	21.3	2.6	12%	67.4	60.5	6.9	11%
Revenues
Money Transfer Segment total revenues for the three and nine months ended September 30, 2017 were $228.1 million and $649.2 million, respectively, an increase of $23.5 million or 11% and $61.5 million or 10% as compared to the same periods in 2016. The increases in total revenues for the three and nine months ended September 30, 2017 were primarily due to increases in the number of money transfers processed, driven by growth in the U.S. and foreign agent and correspondent payout networks, and an increase in transactions in our domestic Walmart-2-Walmart money transfer service. These increases were partly offset by the reduced rates for our Walmart-2-Walmart product beginning in the second quarter of 2017, the effects of the hurricanes in Texas, Florida and Puerto Rico and a decrease in transactions processed by HiFX as a result of currency volatility from the Brexit vote during the prior year which did not recur in the current period.
Revenues per transaction decreased to $9.54 for the third quarter and $9.63 for the first nine months of 2017 from $9.61 for the third quarter and $9.71 for the first nine months of 2016. The decreases were primarily due to the impact of the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services and reduced rates charged for the Walmart-2-Walmart product beginning in the second quarter of 2017. In the fourth quarter of 2016, the Company took over the processing of xe money transfers from a third party and began recording the full customer fees as revenues, which partly offset the decreases in revenues per transaction.
Direct operating costs
Money Transfer Segment direct operating costs were $123.6 million and $348.7 million for the three and nine months ended September 30, 2017, respectively, an increase of $13.6 million or 12% and $39.0 million or 13% as compared to the same periods in 2016. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and nine months of 2017 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $104.5 million and $300.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $94.7 million and $278.0 million for the three and nine months ended September 30, 2016, respectively. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.

During the three and nine months ended September 30, 2017, gross margin decreased to 45.8% and 46.3% for the three and nine months ended September 30, 2017, respectively, as compared to 46.3% and 47.3% for the three and nine months ended September 30, 2016, respectively. The decreases are primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services and reduced rates charged for the Walmart-2-Walmart product beginning in the second quarter of 2017.
Salaries and benefits
Salaries and benefits expense increased $5.7 million or 15% and $10.7 million or 9% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increases in salaries and benefits were primarily due to the expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits were 19.3% for the three and nine months ended September 30, 2017, as compared to 18.8% and 19.5% for the three and nine months ended September 30, 2016, respectively.
Selling, general, and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2017 were $28.6 million and $77.9 million, an increase of $4.7 million or 20% and $9.0 million or 13% as compared to the same periods in 2016. The increases were primarily due to expenses incurred to support the growth of our money transfer services and the expansion of new products in both the U.S. and foreign markets.
As a percentage of revenues, selling, general and administrative expenses increased to 12.6% and 12.0% for the three and nine months ended September 30, 2017, respectively, as compared to 11.7% for both of the same periods in 2016. This increase was primarily due to the growth rate of support costs exceeding the growth rate of money transfer revenues as we develop and promote expanded payout locations and new products.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense was essentially flat for the three and nine months ended September 30, 2017 as compared to the same periods in 2016.
As a percentage of revenues, depreciation and amortization expense was 3.2% for the third quarter and 3.4% for the first nine months of 2017 as compared to 3.5% and 3.7% for the same periods of 2016. The decreases were primarily due to the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income for the three and nine months ended September 30, 2017 was $24.4 million and $75.4 million, a decrease of $0.8 million or 3% and an increase of $2.8 million or 4% as compared to the same periods of 2016. Operating income for the three months ended September 30, 2017 decreased primarily as a result of the the reduced rates for our Walmart-2-Walmart product, the effects of the hurricanes in Texas, Florida and Puerto Rico and additional salaries and benefits and other costs incurred to support the current and future growth in the business. Operating income for the nine months ended September 30, 2017 increased primarily due to the growth in the number of money transfers processed. The increase was partly offset by the additional salaries and benefits and other costs incurred, reduced rates for Walmart-2-Walmart transfer services as well as increased transactions processed by HiFX as a result of the Brexit vote in the prior period, which did not recur in the current period.
As a percentage of revenues, operating margin was 10.7% and 11.6% for the three and nine months ended September 30, 2017 as compared to 12.3% and 12.4% for the same periods in 2016. Operating income per transaction decreased to $1.02 for the third quarter and $1.12 for the first nine months of 2017 from $1.18 and $1.20 for the same periods in 2016. Operating margin and operating income per transaction decreased primarily due to the decrease in margin realized with the renewal of the Walmart-2-Walmart agreement and the additional salaries and benefits and other costs incurred to support the growth in the business.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2017 and 2016 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$7,252	$7,228	$24	—%	$21,613	$22,739	$(1,126)	(5)%
Selling, general and administrative	2,614	1,680	934	56%	10,219	5,303	4,916	93%
Depreciation and amortization	36	40	(4)	(10)%	96	146	(50)	(34)%
Total operating expenses	$9,902	$8,948	$954	11%	$31,928	$28,188	$3,740	13%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $9.9 million and $31.9 million for the three and nine months ended September 30, 2017, an increase of 11% and 13% as compared to the same periods in 2016. The decrease in salaries and benefits for the first nine months of 2017 was primarily due to a decrease in bonus expense related to the Company's performance relative to its targets. The increases in selling, general and administrative expenses were primarily attributable to professional services and other costs incurred in connection with the proposed acquisition of MoneyGram International, Inc.
OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent	2017	2016	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$380	$349	$31	9%	2,009	1,244	765	61%
Interest expense	(9,534)	(7,724)	(1,810)	23%	(25,058)	(20,968)	(4,090)	20%
Foreign currency exchange gain (loss), net	8,179	(1,527)	9,706	n/m	21,035	(1,299)	22,334	n/m
Other gains	—	—	—	n/m	35	19,903	(19,868)	n/m
Other expense, net	$(975)	$(8,902)	$7,927	(89)%	$(1,979)	$(1,120)	$(859)	77%
________________
n/m — Not meaningful
Interest income
The increases in interest income for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to interest earned on a tax refund received in India in the first quarter of 2017.
Interest expense
The increases in interest expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily related to higher interest rates and additional borrowings under the Credit Facility throughout the third quarter and first nine months of 2017 to fund the operating cash for our Independent ATM Deployed (“IAD”) networks.
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
We recorded net foreign currency exchange gains of $8.2 million and $21.0 million for the three and nine months ended September 30, 2017, respectively, as compared to a net foreign currency loss of $1.5 million and gain of $1.3 million for the same periods in 2016. These realized and unrealized net foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.
Other gains
The results for the first nine months of 2016 included an investment gain of $19.4 million related to the sale of the sale of our membership in Visa Europe Limited ("Visa Europe") to Visa, Inc. ("Visa") on June 21, 2016.
INCOME TAX EXPENSE
The Company's effective income tax rate was 13.4% and 19.3% for the three and nine months ended September 30, 2017, respectively, as compared to 25.5% and 23.7% for the same periods in 2016. The Company's effective income tax rate for the three and nine months ended September 30, 2017 and 2016 was lower than the applicable statutory income tax rate of 35% primarily attributable to the release in 2017 of a $16.3 million valuation allowance against certain foreign net deferred tax assets and, to a lesser extent, the Company's continued U.S. income tax positions. Due to the recent significant year over year and year to date profitability of ATMs under management in Europe, the Company believes certain foreign net deferred tax assets, including net operating loss carryforwards, will more likely than not be realized in future periods. In addition to the foreign valuation allowance release, the Company continues to have significant net operating loss carryforwards in the U.S. with no recent history of taxable income; therefore, the Company has recorded a valuation allowance against its U.S. net deferred tax assets. Accordingly, in instances when the Company generates U.S. GAAP income for the period, no income tax expense is recognized to the extent there are net operating loss carryforwards to offset that income. The decrease in the effective tax rates for 2017 compared to 2016 is largely due to the the release of valuation allowance against certain foreign net deferred tax assets.
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solution Providers (1)	100%	EFT - UAE
______________
(1) The Company purchased the 49% noncontrolling interest during the three months ended September 30, 2017.

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $100.3 million and $179.8 million for the three and nine months ended September 30, 2017, respectively, an increase of $39.6 million and $34.3 million as compared to the same periods in 2016. The increase in net income for the first nine months of 2017 was primarily due to an increase in operating income of $33.2 million, an increase of $22.3 million in net foreign currency exchange gains, an increase in interest income of $0.8 million and a decrease in income tax expense of $2.0 million. The increase was partly offset by a $19.4 million gain from the sale of our investment in Visa Europe in 2016 which did not recur in the current period and increase in interest expense of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2017 and December 31, 2016, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $626.1 million and $405.9 million, respectively. Our ratio of current assets to current liabilities at September 30, 2017 and December 31, 2016 was 1.48 and 1.34, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of September 30, 2017, we had approximately $626 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,062.2 million at September 30, 2017, of which $939.1 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
Liquidity	2017	2016
Cash and cash equivalents provided by (used in):
Operating activities	$230,496	$217,491
Investing activities	(74,023)	(55,581)
Financing activities	126,615	31,234
Effect of foreign currency exchange rate changes on cash and cash equivalents	44,739	10,634
Increase in cash and cash equivalents	$327,827	$203,778

Operating activity cash flow
Cash flows provided by operating activities were $230.5 million for the first nine months of 2017 compared to $217.5 million for the first nine months of 2016. The increase is primarily due to improved operating results, partly offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment.
Investing activity cash flow
Cash flows used in investing activities were $74.0 million for the first nine months of 2017 compared to $55.6 million for the first nine months of 2016. The increase is primarily due to increased capital expenditures mainly related to our ATM network expansion and the proceeds of $11.9 million received for the sale of our ownership interest in Visa Europe in 2016. During the first nine months of 2017, we used $70.9 million for purchases of property and equipment compared to $61.6 million during the first nine months of 2016. Cash used for software development and other investing activities totaled $3.2 million and $3.7 million for the first nine months of 2017 and 2016, respectively.

Financing activity cash flow
Cash flows provided by financing activities were $126.6 million for the first nine months of 2017 compared to $31.2 million for the first nine months of 2016. Our financing activities for the first nine months of 2017 consisted of net borrowings of $123.8 million compared to net debt borrowings of $103.9 million for the first nine months of 2016. The increase in net borrowings for the first nine months of 2017 compared to the same period of 2016 was the result of additional borrowings under the credit facilities to fund the operating cash of our IAD networks. Additionally, we used $3.5 million and $2.0 million during the first nine months of 2017 and 2016, respectively, for capital lease repayments. We repurchased $2.3 million and $76.5 million of our stock during the first nine months of 2017 and 2016, respectively. During the first nine months of 2017, we paid $2.3 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $0.9 million for the same period of 2016. We received proceeds from stock option exercises of $8.3 million and $5.1 million for the first nine months of 2017 and 2016, respectively.
Other sources of capital
Credit Facility - As of September 30, 2017, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which has been reduced to $53.4 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of September 30, 2017, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of September 30, 2017, we had borrowings of $53.4 million outstanding under the term loan. We had $191.6 million of borrowings and $45.1 million of stand-by letters of credit outstanding under the revolving credit facility as of September 30, 2017. The remaining $363.3 million under the revolving credit facility was available for borrowing. As of September 30, 2017, the weighted average interest rates under the revolving credit facility and Term Loan A were 3.04% and 2.86%, respectively, excluding amortization of deferred financing costs.
Convertible debt - We have $402.5 million in principal amount of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). During the quarter ended September 30, 2017, a conversion condition was met and the Convertible Notes became convertible at the holders’ option beginning on October 1, 2017 and ending on December 31, 2017.
While the Convertible Notes are convertible during the fourth quarter of 2017, we believe holders are unlikely to exercise their conversion rights, primarily due to the fair value of the Convertible Notes exceeding their conversion value. As of September 30, 2017, the fair value of the Convertible Notes was $550.5 million and their conversion value was $528.5 million. However, should any holders exercise their conversion rights, we believe our capital resources are sufficient to satisfy any conversion.
Additionally, holders of the Convertible Notes have the option to require us to purchase their notes at par on October 1, 2020, and have additional options to require us to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company. In connection with the issuance of the Convertible Notes, we recorded $10.7 million in debt issuance costs, which are being amortized through October 1, 2020.
ATM Facility - On June, 27, 2017, we entered into a short-term credit facility in the amount of $100 million for the sole purpose of providing cash for our ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 2.0%. The facility expires on November 30, 2017.
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of September 30, 2017, there was $24.8 million outstanding under these other obligation arrangements. Short-term debt obligations, excluding the ATM facility, as of September 30, 2017 were primarily comprised of $24.7 million due in the next twelve months under these other obligation arrangements and $12.2 million of payments due in the next twelve months under the Term Loan A.

Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first nine months of 2017 were $76.8 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2017 are currently estimated to range from approximately $105 million to $115 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2017, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2017. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2017, our future contractual obligations have not changed significantly from the amounts reported within our 2016 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2017, our total debt outstanding was $736.3 million. Of this amount, $366.5 million, net of debt discounts, or 50% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of September 30, 2017, the fair value of our fixed rate Convertible Notes was $550.5 million, compared to a carrying value of $366.5 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $345.0 million, or 47% of our total debt obligations, relates to debt borrowings under our Credit Facility and ATM Facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.1 million.
The remaining $24.8 million, or 3%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of September 30, 2017, we had approximately $14.1 million of capitalized leases with fixed payment and interest terms that expire between 2017 and 2021.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2017, approximately 74% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2017, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $140 million to $145 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange gain, net on the Consolidated Statements of Income. As of September 30, 2017, we had foreign currency derivative contracts outstanding with a notional value of $244 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2017, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $282 million, primarily in British pounds, euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
October 27, 2017
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer