Form 10-K
period 2017-12-31
EURONET WORLDWIDE INC
filed 2018-03-01
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.4 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2017.

As of February 27, 2018, the registrant had 51,419,512 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Core Business Segments

We operate in the following three segments as of December 31, 2017:

The EFT Processing Segment processes transactions for a network of 37,133 ATMs and approximately 248,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management and foreign remittance payout. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2017, the EFT Processing Segment accounted for approximately 28% of Euronet's consolidated revenues.

The epay Segment provides distribution and processing of prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards and services throughout its worldwide distribution network. We operate a network that includes approximately 707,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2017, the epay Segment accounted for approximately 33% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, and IME, and global account-to-account money transfer services under the brand names HiFX and xe. We offer services under the brand names Ria, AFEX Money Express and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 343,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2017, the Money Transfer Segment accounted for approximately 39% of Euronet's consolidated revenues.

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

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. In 2009 Euronet, through one of its group companies, was granted authorization as an e-money institution in the United Kingdom ("U.K.") under the E-Money Directive of the European Union ("E.U.").  Euronet obtained relevant memberships of Visa and MasterCard during 2011. In 2011, the Second E-Money Directive ("2EMD") came into effect. 2EMD enables authorized e-money institutions to provide payment services and issue e-money throughout the European Economic Area under a single regulatory framework.  By obtaining the status as an authorized e-money institution together with its principal memberships of Visa and MasterCard, Euronet has been able to expand its Independent ATM Deployed ("IAD") networks across Europe. By the end of 2017, Euronet's IAD network of ATMs had expanded to include 21 countries. Our product portfolio for the EFT Processing Segment operates in 86 countries.

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

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, advertising, CRM, prepaid mobile top-up, bill payment, money transfer, fraud management and foreign remittance payout. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand alone products. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The major sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Serbia, Greece and Ukraine), the Middle East and Asia Pacific (India, China, Malaysia and Pakistan), as well as several developed countries of Western Europe. As of December 31, 2017, we operated 37,133 ATMs compared to 33,973 at December 31, 2016. The increase was largely due to the expansion of our ATM networks in India and several European countries, and the acquisition of YourCash.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 18.6% as indicated in the following table:

(in millions)	2013	2014	2015	2016	2017
EFT Processing transactions per year	1,188	1,262	1,523	1,885	2,352

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. They operate 24 hours a day, seven days a week and consist of production IBM iSeries computers or a combination of Windows and Linux servers, which run various proprietary software packages. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and a new, innovative switching software package named “Renaissance” which has been rolled out to our processing center in Budapest, Hungary. We have transitioned all of our European networks to Renaissance and will progressively be transitioning all of our networks to Renaissance.

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

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our internally developed software solutions. The ATMs in our IAD networks are able to process transactions for holders of credit and debit cards issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, MasterCard®, Diners Club International®, Discover® and UnionPay International©, as well as international ATM networks such as PULSE®. This is accomplished through our agreements and relationships with these institutions, international credit and debit card issuers and international card associations.

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

We generally receive fees or earn margin from our customers for six types of ATM transactions:

•	Cash withdrawals;

•	Cash deposits;

•	Balance inquiries;

•	Transactions not completed because the relevant card issuer does not give authorization;

•	Dynamic currency conversion; and

•	Prepaid telecommunication recharges and other electronic content.

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we act under sponsorship by our own e-money licensed entity, E360. In a few markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organization. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. Generally, the financial institution provides the cash needed to complete transactions on the ATM, but we do provide a portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

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

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include mobile top-up, fraud management, bill payment, CRM, foreign remittance payout, electronic content, merchant acquiring, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our proprietary software is used by processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options. Our proprietary software consists of our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and an innovative switching software package named “Renaissance” that we released in 2017.

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

Seasonality

Our EFT Processing business experiences its heaviest demand for cash withdrawals and DCC during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. This seasonality is increased due to our practice of "winterizing" ATMs in tourist locations that experience significantly higher traffic during the summer. Winterizing involves shutting down the ATMs during the slower winter months and results in lower overall transaction volumes in the EFT Processing Segment during those months. As we have expanded our IAD network in tourist locations, the financial impact of winterization has increased, because we continue to bear the expense of winterized ATMs even though they do not generate transactions during the winter months.

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of total consolidated revenues. In India, we have contracts with government-owned banks to provide certain ATM driving and transaction switching services and mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India. In Croatia, we lease land and other property for certain ATM sites from companies that are majority-owned by the government. In Pakistan, we have a contract with a government-owned bank to provide software support services.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other non-mobile prepaid content and payment products on a network of approximately 707,000 POS terminals across approximately 323,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. Our processing centers for the epay Segment are located in Billericay, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA.

Since 2003, we have expanded our prepaid business in new and existing markets by drawing upon our depth of experience to build and expand relationships with content providers, mobile phone operators and retailers. We offer a wide range of products across our retail networks, including prepaid mobile airtime, prepaid debit cards, prepaid gift cards, prepaid electronic content such as music, games and software, prepaid vouchers, transport payments, lottery payments, prepaid long distance and bill payment processing assistance through partnerships with various licensed money transmitters.

Sources of Revenues

The epay Segment generates commissions or processing fees from the distribution of electronic content and from telecommunications service providers for the sale and distribution of prepaid mobile airtime. In 2017, of the total revenues and gross profit for the epay Segment, approximately 70% of total revenues and approximately 60% of gross profit was from electronic content other than prepaid mobile airtime (non-mobile products).

Customers generally purchase non-mobile prepaid content as a gift or for self-use. Content is generally purchased in two ways:

•	Directly online from the content provider using an online payment method; or

•	Through physical retail stores, online retailers or other electronic channels, including payment wallets, online banking, mobile applications and other sources.

Customers using mobile phones generally pay for their usage in two ways:

•	Through “postpaid” accounts, where usage is billed at the end of each billing period; or

•	Through “prepaid” accounts, where customers pay in advance by crediting their accounts prior to usage.

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

We expand our distribution networks through the signing of new contracts with retailers, and in some markets, through the acquisition of existing networks. We are continuing to focus on growing our distribution network through independent sales organizations that contract directly with retailers in their network to distribute prepaid mobile airtime or other non-mobile content from the retailers' POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, petrol stations, and other larger scale retailers, where we can negotiate agreements with the retailers on multi-year bases.

In addition to sale of traditional mobile top-up volume described above, we have expanded distribution into non-mobile products and other value-added services. We have leveraged our existing technology infrastructure to sell non-mobile products, which have been sold through our traditional retailer network and new retailer networks such as electronic channels. In the U.S., most prepaid non-mobile content is purchased for gifting; in markets outside the U.S., consumers generally purchase prepaid non-mobile content for self-use.

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

One difference in our relationships with various retailers and distributors is the way in which we charge for our services. For distributors and certain very large retailers, we charge a processing fee. However, the majority of our transactions occur with smaller retailers. With these clients, we receive a commission or discount on each transaction that is withheld from the payments made to the mobile phone operator, and we share that commission/discount with the retailers.

Closed Loop Gift Cards

Closed loop (private-branded) gift cards are generally described as merchant-specific prepaid cards, used for purchases exclusively at a particular merchant's locations. We distribute closed loop gift cards in various categories, including dining, retail, and digital media, such as music, games and software. Generally, the gift card is activated when a consumer loads funds (with cash, debit or credit card payment) or purchases a preloaded value gift card at a retail store location or online.

Open Loop Gift Cards

Open loop (network-branded) gift cards are prepaid gift cards associated with an electronic payment network (such as Visa or MasterCard) and are honored at multiple, unaffiliated locations (wherever cards from these networks are generally accepted). They are not merchant-specific. We distribute and issue single-use, non-reloadable open loop gift cards carrying the Visa brand in our retail channels. After the consumer purchases the preloaded value gift card at a retail store location or online, the consumer must call the toll-free number on the back of the card to activate it.

Open Loop Reloadable

We distribute Visa and MasterCard issued debit cards provided by Green Dot, NetSpend and other card issuers. We also manage and distribute a proprietary debit card that allows a retailer to issue its own reloadable store-branded card. Open loop reloadable cards have features similar to a bank checking account, including direct deposit, purchasing capability wherever a credit card is accepted, bill payment and ATM access. Fees are charged to consumers for the initial load and reload transactions, monthly account maintenance and other transactions.

Other Products and Services

Our POS network is used for the distribution of other products and services, including bill payment, lottery tickets and transportation products. Through our cadooz subsidiary, we also distribute vouchers and physical gifts into the business-to-business ("B2B") channel principally for the purposes of employee incentives and rewards. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. We provide promotion and advertising for content providers of their prepaid content throughout our retail distribution network. We also provide card production and processing services to some of our prepaid gift card partners and telecom content providers.

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

The number of transactions processed on our POS network has increased over the last five years at a CAGR of approximately 1.6% as indicated in the following table:

(in millions)	2013	2014	2015	2016	2017
epay processing transactions per year	1,115	1,244	1,335	1,294	1,186

epay Segment Strategy

Mobile top-up transactions are declining in many developed markets and transaction fees for mobile transactions are being compressed by the mobile operators. epay's strategy is to defend margins in developing markets by providing value added services to mobile operators and to decrease our reliance on mobile top-up by increasing distribution of other electronic content. New product initiatives focus on products such as gift card malls, prepaid debit cards, transport and electronic content, including music, software and games. Strategic execution behind new products includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all of the countries in which we have a presence. Examples of global brands we distribute include iTunes, Google Play and Microsoft.

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

Seasonality

As the product mix continues to change, the epay business is impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season.

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

We believe our size and market share are competitive advantages in many markets. In addition, we believe our processing platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator and non-mobile content provider requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the content providers and retailers. We have introduced new digital products into the marketplace such as digital payment for online media subscriptions. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market for these products.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, xe and HiFX. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 343,000 locations and our websites riamoneytransfer.com and imeremit.com. Most of our money transfers are originated through sending agents in approximately 32 countries, with money transfer delivery completed in 147 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

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

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 27.2% as indicated in the following table:

(in millions)	2013	2014	2015	2016	2017
Money transfer transactions per year	35.2	48.5	68.7	82.3	92.2

Our sending agent network includes a variety of agents, including Walmart, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Bracknell, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia. We mainly operate Ria call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; Kuala Lumpur, Malaysia; Dakar, Senegal; Mumbai, India and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers. Additionally, we operate a HiFX call centers in Sydney, Australia.

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $38.8 billion in money transfers in 2017.

Money Transfer Products and Services

Money transfer products and services are sold primarily through three channels at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com, imeremit.com, www.hifx.com, www.hifx.co.uk, www.hifx.com.au and
xe.com (online transactions).

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

Through our Walmart-2-Walmart Money Transfer Service, which allows customers to transfer money to and from Walmart stores in the U.S., our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a significantly lower margin from these transactions than its traditional money transfers; however, the arrangement adds a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement had an initial term expiring in April 2017 and was renewed for an additional three-year period until April 2020. Thereafter, it will automatically renew for one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Bangladesh, Benin, Bhutan, Bosnia-Herzegovina, Burundi, China, Costa Rica, Cote d'Ivoire, Cuba, Djibouti, Dominican Republic, Ecuador, Egypt, Eritrea, Ethiopia, Gabon, Ghana, Guatemala, Guyana, Indonesia, Mali, Mauritania, Mexico, Pakistan, Philippines, Poland, Romania, Senegal, Serbia, Togo, Tunisia, Uganda, Ukraine, Vietnam, Burkina Faso, El Salvador, Gambia, Georgia, Guinea, Guinea Bissau, Honduras, India, Kenya, Kyrgyzstan, Laos, Liberia, Moldova, Morocco, Myanmar, Niger, Nigeria, Rwanda, Samoa, Sri Lanka, Suriname, Tanzania, Thailand, Turkey, Yemen and Zambia.

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, together with hundreds of smaller registered and unregistered money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competition includes The Western Union Company, the leading competitor with revenue approximately three times greater than the next largest competitor. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that compete with traditional money payment services, such as stored-value cards, debit networks and web-based services and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Product Research, Development and Enhancement

In the EFT Processing Segment, development has historically focused on expanding the range of services offered to our bank customers from ATM and POS outsourcing to card processing and software services.

We are committed to the maintenance and improvement of our software products. We regularly engage in software product development and enhancement activities aimed at the development and delivery of new products, services and processes to our customers. Our research and development costs for software products to be sold, leased or otherwise marketed totaled $15.4 million, $12.0 million, and $7.8 million in 2017, 2016 and 2015, respectively. Development costs that were capitalized totaled $7.8 million, $6.6 million and $5.2 million in 2017, 2016 and 2015, respectively.

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

Employees

We had approximately 6,600, 6,200 and 5,600 employees as of December 31, 2017, 2016, and 2015, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2017 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products are regulated services requiring a license under the PSD as implemented in each European country. The PSD requires a license to perform certain defined "payment services" in a European country, which may be extended throughout the European Economic Area Member States ("Member States") through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K. authorization to fourteen host member states operating under the PSD and our Spanish authorization to one host member state operating under the PSD. Additionally, in the U.K., we have obtained an e-money license under the 2EMD. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license holder is currently operating in twenty Member States.

The EU adopted the Second Payment Services Directive ("PSD2"), which came into effect on January 13, 2018 and requires any currently authorized payment institution or e-money institution to be reauthorized under the PSD2 by July 13, 2018. Key changes made by PSD2 to PSD include: extension of PSD rules on transparency to additional transactions not currently covered by PSD; enhanced cooperation and information exchange between authorities in the context of authorization and supervision of payment institutions; and increased obligations around the management of operational and security risk, increased obligations relating to complaints handling and additional requirements regarding payment security.

Failure to be reauthorized under PSD2 by July 13, 2018 means the provision of regulated services must cease after this date. Once reauthorized, an failure to comply with the requirements of PSD2 could result in the imposition of fines and penalties and/or the suspension of our authorization. Our failure to obtain re-authorization or comply with new requirements could materially and adversely affect our operations or results.

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

Privacy and Information Security Regulations

Our Money Transfer Segment operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include those adopted by the member states of the E.U. under Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995 (the “Directive”), which will be replaced by the General Data Protection Regulation (2016/679) ("GDPR") from May 25, 2018, as well as the laws of other countries.

The E.U. has passed a new regulation called the GDPR that establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR establishes certain rights of individuals regarding personal information processed by companies as well as requirements for information security, and imposes significant fines that may be revenue-based for violation of its requirements. The GDPR will come into effect across the E.U. on May 25, 2018. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could affect our financial results.

We comply with the GLBA and state privacy provisions. In October 2015, the European Court of Justice invalidated the European Commission’s decision of 2000 regarding the transfer of personal data from the E.U. to the United States (known as the "Safe Harbor Decision"). Despite the October 2015 ruling of the European Court of Justice, we believe we remain in compliance with E.U. regulations regarding the transfer of personal data to the United States.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.K. Bribery Act, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission ("SEC") requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world, we face a higher risk associated with FCPA, the U.K. Bribery Act and other similar laws than many other companies and we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act and other similar laws. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. Failure to comply with our policies and procedures and the FCPA and other laws can expose Euronet and/or individual employees to potentially severe criminal and civil penalties. Such penalties could have a material adverse effect on our business, financial condition and results of operations.
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

With respect to our epay Segment, we have filed trademark applications for the “epay” brand in the U.S., U.K., the E.U. through a Community Trademark application, Brazil, India, Australia and New Zealand. The epay trademark has issued to registration in the U.S., U.K., the E.U., Australia, New Zealand and Brazil. The trademark applications in India is still pending. We cannot be certain that we are entitled to use the epay trademark in any markets other than those in which we have registered the trademark. We have filed patent applications for some of our POS top-up and certain other products in support of epay technology. Certain patents have been granted while others have been refused or are still pending. We also hold a patent license covering certain of epay's operations in the U.S.

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

Executive Officers of the Registrant

The name, age, period of service and position held by each of our Executive Officers as of March 1, 2018 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	61	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	60	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	63	December 1996	Executive Vice President - General Counsel
Kevin J. Caponecchi	51	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	47	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	54	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	42	January 2014	Senior Vice President - Chief Technology Officer

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

Availability of Reports, Certain Committee Charters and Other Information

Our Website addresses are www.euronetworldwide.com and www.eeft.com. We make available all SEC public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") on our Websites free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our Websites is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC's EDGAR filing system accessible at www.sec.gov.

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

Future acquisitions may be effected through the issuance of our Common Stock or securities convertible into our Common Stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

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

The current U.S. presidential administration has proposed certain actions that could have an adverse effect on our money transfer business.

Our money transfer business relies on the free flow of funds along remittance corridors, and our largest corridor is the U.S. to Mexico. Our business benefits from free trade agreements such as the North American Free Trade Agreement ("NAFTA"). On August 6, 2017, the U.S. Trade Representative opened the renegotiation of NAFTA with the governments of Canada and Mexico. The U.S. administration has periodically indicated a willingness to exercise its right to withdraw from NAFTA after a six month notice period. In addition, future tariffs, border taxes and other measures are currently under scrutiny by the current U.S. administration. Any withdrawal from, or significant renegotiation of, NAFTA or the adoption of other proposals that tax, restrict or otherwise limit remittances or transfers of money out of the U.S. could have a material adverse impact on our business.

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

We have a substantial amount of indebtedness. As of December 31, 2017, total liabilities were $1,940.6 million, of which $404.0 million represents long-term debt obligations, and total assets were $3,140.0 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Restrictive covenants in our credit facilities may adversely affect us. Our credit facility contains two financial covenants that we must meet as defined in the agreement: (1) Consolidated Total Leverage Ratio, and (2) Consolidated Fixed Charge Coverage Ratio. To remain in compliance with our debt covenants, we may be required to increase Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

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

Our total assets include approximately $867.9 million, or 28% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., the U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

The processes and systems we employ may be subject to patent protection by other parties, and any claims could adversely affect our business and results of operations.

In certain countries, including the U.S., patent protection legislation permits the protection of processes and systems. We employ processes and systems in various markets that have been used in the industry by other parties for many years, and which we or other companies that use the same or similar processes and systems consider to be in the public domain. However, we are aware that certain parties believe they hold valid patents that cover some of the processes and systems employed in our business lines in the U.S. and elsewhere. We believe the processes and systems we use have been in the public domain prior to the patents we are aware of. The question of whether a process or system is in the public domain is a legal determination, and if this issue is litigated we cannot be certain of the outcome of any such litigation. If a person were to assert that it holds a patent covering any of the processes or systems we use, we would be required to defend ourselves against such claim. If unsuccessful, we may be required to pay damages for past infringement, which could be trebled if the infringement was found to be willful. We may also be required to seek a license to continue to use the processes or systems. Such a license may require either a single payment or an ongoing license fee. No assurance can be given that we will be able to obtain a license which is reasonable in fee and scope. If a patent owner is unwilling to grant such a license, or we decide not to obtain such a license, we may be required to modify our processes and systems to avoid future infringement. Any such occurrences could materially and adversely affect one or more of our business lines in any affected markets and could result in our reconsidering the rate of expansion of business in those markets.

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

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act of 2017 (the "Act") was enacted on December 22, 2017, and it significantly affected U.S. tax law by, among other things, changing how the U.S. imposes income tax on multinational corporations. The Act contains several key tax provisions that affect us, including a one-time mandatory transition tax on previously undistributed foreign earnings, a reduction of the corporate income tax rate to 21% effective January 1, 2018, and new taxes on certain foreign sourced earnings, among others.

We are required to recognize the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recorded provisional estimates in our financial statements with respect to certain income tax effects of the Act for which the accounting is incomplete, but a reasonable estimate was able to be determined. We will continue to perform additional analysis on the application of the Act, taking into account any additional regulatory guidance that is issued by the applicable taxing authorities, which may result in adjustments to our previously reported provisional estimates. In accordance with the SEC's guidance, we will recognize any adjustments to our previously reported provisional estimates in the relevant future periods, which could materially affect our tax obligations and our effective tax rate.

In addition, the Act requires complex computations not previously provided in U.S. tax law, and the application of accounting guidance for such items is currently uncertain in some respects. Further, compliance with the Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how the law is applied and thus impact our results of operations in the period issued.

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

In October 2015, the European Court of Justice invalidated the European Commission’s decision regarding the transfer of personal data from the E.U. to the United States (known as the "Safe Harbor Decision"). Prior to the ruling of the European Court of Justice, the Safe Harbor Decision provided a mechanism that facilitated personal data transfers to the United States in compliance with the E.U.’s Directive on Data Protection. Our money transfer business relies on the transfer of E.U. citizens’ personal information to the United States to enable payment of money remittance transactions to beneficiaries through our correspondent network. Despite the October 2015 ruling of the European Court of Justice, we believe we remain in compliance with E.U. regulations regarding the transfer of personal data to the United States. If we are unable to transfer personal data from the E.U. to the United States or other countries where we operate, then it could affect the manner in which we provide our services or adversely affect our financial results.

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

An additional 13.0 million shares of Common Stock, representing approximately 25% of the shares outstanding as of December 31, 2017, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2017, we had 3.2 million and 0.4 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 2.2 million options are vested and exercisable as of December 31, 2017. Approximately 3.7 million additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.6 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 3.7 million total options and restricted stock awards outstanding, an aggregate of 2.2 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

Money Transfer Segment - Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competitors include The Western Union Company and MoneyGram International Inc. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and service offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks, web-based services and digital currencies. Our continued growth depends upon our ability to compete effectively with these alternative technologies.

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

As we continue to expand our electronic payment product offerings, certain of those products may become regulated by state, federal or foreign laws, rules and regulations, including the U.S. CFPB. New product offerings may be considered to be money transfer related products which would require licensure for entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected. Further, if regulations regarding the expiration of gift vouchers change in the countries where we offer them, the revenue epay recognizes from unredeemed vouchers may be negatively affected.

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

The amount of fees we receive per transaction is set in various ways in the markets in which we do business. We have card acceptance agreements or ATM management agreements with some banks under which fees are set. However, we derive a significant portion of our revenues in many markets from interchange fees, surcharges or cash withdrawal related services that are set by the central ATM processing switch or various card organizations. The banks that participate in these switches or the card organizations that enable the services or transactions set the interchange fee and/or establish the rules regarding the services allowed, and we are not in a position in any market to greatly influence these fees or rules, which may change over time. A significant decrease in the interchange fee, or limitations placed on our ability to offer value added services via our ATM network, in any market could adversely affect our results in that market.

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

In October, 2017, the E.U. conducted a consultation on various payment practices, including DCC. In connection with that consultation and in response to consumer complaints concerning DCC, the E.U. is considering whether DCC should be regulated. If the E.U. determines that regulation is appropriate, the approach taken in such regulation could range from banning DCC altogether, which we consider unlikely, to requiring additional disclosures be made to customers performing DCC transactions. Any such regulation could materially and adversely impact our financial results, by reducing the number of DCC transactions performed over our networks and the level of profit we generate from such transactions.

The E.U. has passed a new regulation called the GDPR that establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR establishes certain rights of individuals regarding personal information processed by companies as well as requirements for information security, and imposes significant fines that may be revenue-based for violation of its requirements. The GDPR will come into effect across the E.U. on May 25, 2018. The GDPR will apply to transfers of personal information from the E.U. to U.S.-based companies. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could materially and adversely affect our financial results.

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

Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases, we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa or MasterCard) or national transaction processing switching networks. If a bankcard association fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such organizations or switching networks to enforce our right of settlement against such banks or card associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business. Moreover, international card associations and issuers of their cards (and, in the case of Visa, member banks) have the ability to change or apply their rules in ways that could negatively impact our business. As an example, DCC is not permitted on certain cards in certain geographic territories, and the scope of such restrictions could be extended. Any such change or application of the rules of international card associations could materially and adversely affect our business.

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2017, the amount of cash used in our ATM networks under these supply agreements was approximately $385.9 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as Brexit. The announcement of the results of the referendum resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  The strengthening of the U.S. dollar relative to other currencies negatively impacts the amount of our reported earnings outside the U.S. because foreign currencies translate into fewer U.S. dollars.

As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the terms of trade and immigration between the U.K. and E.U. countries, and increased regulatory complexities. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2017, we also have 35 principal offices in Europe, 11 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

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

Currently, there are no legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon the consolidated financial statements of the Company. In accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.02 par value per share (“Common Stock”), is quoted on the NASDAQ Global Select Market under the symbol EEFT. The following table sets forth the high and low daily sales prices during the quarters indicated for our Common Stock:

	2017		2016
For the quarters ended	High	Low	High	Low
December 31	$101.07	$83.15	$84.81	$70.57
September 30	$99.53	$85.67	$82.20	$68.04
June 30	$90.23	$81.19	$82.12	$65.33
March 31	$85.97	$70.51	$79.78	$52.00

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

Holders

At December 31, 2017, we had 45 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2017, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2012 through December 31, 2017 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2012.

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

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2018. Used with permission. All rights reserved.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2017.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:			3,726,510
Stock option awards	3,231,493	$42.42
Restricted stock unit awards	432,336	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,663,829	$42.42	3,726,510
____________________________

(1)	The weighted average exercise price in this column does not take into account the restricted stock unit awards.

(2)	Included in this column is 0.3 million shares remaining under our employee stock purchase plan. During 2017, Euronet issued 21,547 shares to employees under the employee stock purchase plan.

Stock Repurchases

During the quarter ended December 31, 2017, the Company did not repurchase any common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
October 1 - October 31, 2017	—	$—	—	$149,431
November 1 - November 30, 2017	—	—	—	149,431
December 1 - December 31, 2017	—	—	—	250,000
Total	—	$—	—

(1) Amount remaining to be repurchased at the end of the period. In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing Euronet to repurchase up to $100 million in value or 5.0 million shares of its common stock through December 10, 2017 when the 2016 Program expired. In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3.0 million shares of its common stock through June 14, 2018. In December 2017, the Board of Directors amended the Repurchase Program, allowing Euronet to repurchase up to $250 million in value or 6.0 million shares of its common stock through December 31, 2019. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2017	2016	2015	2014	2013
Income statement data:
Revenues	$2,252,422	$1,958,615	$1,772,262	$1,664,150	$1,413,169
Operating expenses (1)	1,891,395	1,628,313	1,497,396	1,433,964	1,229,705
Depreciation and amortization	95,030	80,529	70,025	71,455	65,053
Operating income (1)	265,997	249,773	204,841	158,731	118,411
Other expenses, net	(9,662)	(16,880)	(63,747)	(17,228)	(3,326)
Income from continuing operations before income taxes	256,335	232,893	141,094	141,503	115,085
Income tax expense	(99,395)	(58,795)	(42,602)	(40,015)	(27,732)
Income from continuing operations	$156,940	$174,098	$98,492	$101,488	$87,353
Earnings per share from continuing operations:
Basic	$2.99	$3.34	$1.89	$1.96	$1.76
Diluted	$2.85	$3.23	$1.83	$1.89	$1.69
Balance sheet data (at period end):
Assets	$3,140,029	$2,712,872	$2,192,714	$2,038,447	$1,595,158
Debt obligations, long-term portion	404,012	561,663	405,472	397,256	185,478
Capital lease obligations, long-term portion	9,753	6,969	4,147	2,148	2,872
Summary network data
Number of operational ATMs at end of period	37,133	33,973	21,360	20,364	18,311
EFT processing transactions during the period (millions)	2,352	1,885	1,523	1,262	1,188
Number of operational prepaid processing POS terminals at end of period (rounded)	707,000	661,000	674,000	681,000	665,000
Prepaid processing transactions during the period (millions)	1,186	1,294	1,335	1,244	1,115
Money transfer transactions during the period (millions)	92.2	82.3	68.7	48.5	35.2
___________________

(1)
The results of 2017 and 2013 include non-cash charges related to impairment of goodwill and acquired intangible assets of $34.1 million and $18.4 million, respectively. Additionally, 2013 results include a $19.3 million non-cash acquisition-related contingent consideration gain.

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

•
The EFT Processing Segment, which processes transactions for a network of 37,133 ATMs and approximately 248,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 707,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 343,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through our HiFX websites (www.hifx.com, www.hifx.co.uk and www.hifx.com.au) and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 28% of total consolidated revenues for the year ended December 31, 2017, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 33% of total consolidated revenues for the year ended December 31, 2017, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 70% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer. Agreements with mobile operators and prepaid content providers are important to the success of our business, and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% of total consolidated revenues for the year ended December 31, 2017, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, xe and HiFX branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime and electronic content distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime and electronic content distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (growth in electronic content, expansion of our network of retailers and access to products of mobile operators and other content providers) remain present.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2017, 2016 and 2015

	Revenues			Operating Income (Expense)
(in thousands)	2017	2016	2015	2017	2016	2015
EFT Processing	$634,559	$464,254	$379,523	$162,897	$117,156	$94,394
epay	733,998	693,986	708,373	38,101	68,242	66,439
Money Transfer	886,858	801,919	685,635	104,545	101,526	78,658
Total	2,255,415	1,960,159	1,773,531	305,543	286,924	239,491
Corporate services, eliminations and other	(2,993)	(1,544)	(1,269)	(39,546)	(37,151)	(34,650)
Total	$2,252,422	$1,958,615	$1,772,262	$265,997	$249,773	$204,841

Summary

Our annual consolidated revenues increased by 15% for 2017 compared to 2016 and by 11% for 2016 compared to 2015.
The increases in revenues for 2017 and 2016 were primarily due to an increase in the number of ATMs under management, along with an increase in demand for dynamic currency conversion ("DCC") and other value added services in our EFT Processing Segment, growth in the number of money transfers processed by the core Ria business and the continued growth of the Walmart-2-Walmart money transfer service in our Money Transfer Segment, and an increase in the number of non-mobile transactions processed by our epay subsidiaries. These increases were partly offset by decreases in the number of prepaid mobile transactions processed by our epay subsidiaries. The October 2016 acquisition of YourCash Europe Limited and its subsidiaries ("YourCash") contributed to the increase in number of ATMs and transactions processed in our EFT Processing Segment in 2017 and 2016. The increase in revenues for 2016 also was due to the inclusion of a full year of contribution from IME since its acquisition in June 2015.
The increases in operating income for 2017 and 2016 were primarily due to the increase in ATMs under management, along with the increase in demand for DCC and other value added services, the increase in the number of money transfer transactions processed, including Walmart-2-Walmart transactions and those of our businesses acquired in 2015, and the increase in the number of non-mobile transactions processed for epay. These increases were partly offset by a decrease in the number of prepaid mobile transactions processed. The increases in operating income for 2017 were partially offset by charges of $34.1 million for goodwill and acquired intangible assets impairments, the reduced rates charged for the Walmart-2-Walmart product beginning in the second quarter of 2017, and an increase in salaries and benefits and other costs to support growth in the Money Transfer Segment.
Net income attributable to Euronet for 2017, 2016 and 2015 was $156.8 million, or $2.85 per diluted share, $174.4 million, or $3.23 per diluted share, and $98.8 million, or $1.83 per diluted share, respectively.
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2017 consolidated operating income was approximately 3% more due to changes in foreign currency exchange rates when compared to 2016. We estimate that our reported consolidated operating income for 2016 was not significantly influenced by the changes in foreign currency exchange rates when compared to 2015. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2017, 2016 and 2015, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,			2017 Increase (Decrease) Percent	2016 Decrease Percent

Currency	2017	2016	2015
Australian dollar	$0.7668	$0.7435	$0.7521	3%	(1)%
British pound	$1.2886	$1.3555	$1.5283	(5)%	(11)%
euro	$1.1297	$1.1067	$1.1102	2%	—%
Hungarian forint	$0.0037	$0.0036	$0.0036	3%	—%
Indian rupee	$0.0154	$0.0149	$0.0156	3%	(4)%
Malaysian ringgit	$0.2328	$0.2418	$0.2578	(4)%	(6)%
New Zealand dollar	$0.7108	$0.6968	$0.7001	2%	—%
Polish zloty	$0.2656	$0.2538	$0.2656	5%	(4)%

Comparison of Operating Results For The Years Ended December 31, 2017, 2016 and 2015 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase Amount	Increase Percent
Total revenues	$634,559	$464,254	$170,305	37%
Operating expenses:
Direct operating costs	318,875	224,793	94,082	42%
Salaries and benefits	61,683	51,822	9,861	19%
Selling, general and administrative	33,158	30,399	2,759	9%
Acquired intangible assets impairment	2,286	—	2,286	n/m
Depreciation and amortization	55,660	40,084	15,576	39%
Total operating expenses	471,662	347,098	124,564	36%
Operating income	$162,897	$117,156	$45,741	39%
Transactions processed (millions)	2,352	1,885	467	25%
ATMs as of December 31	37,133	33,973	3,160	9%
Average ATMs	36,658	27,795	8,863	32%
____________________
n/m — Not meaningful.

Revenues
EFT Processing Segment total revenues for 2017 were $634.6 million, an increase of $170.3 million or 37% as compared to 2016. The increase in total revenues is primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including DCC transactions, primarily in Europe. The acquisition of YourCash, completed during the fourth quarter of 2016, also contributed to the increase in total revenues for 2017. The increases were partially offset by the impact of a cash shortage in India due to the demonetization initiated in the fourth quarter of 2016. In the second half of 2017, the India cash supply was returned to near pre-demonetization levels. Foreign currency movements increased total revenues for 2017 by approximately $16.7 million as compared to 2016.
Average monthly revenues per ATM were $1,443 for 2017 compared to $1,392 for 2016. The increase in average monthly revenues per ATM was primarily due to the U.S. dollar weakening against key foreign currencies. Revenues per transaction were $0.27 for 2017 and $0.25 for 2016. The revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, and the U.S. dollar weakening against key foreign currencies was partly offset by the impact of the low margin ATM transactions in India.
Direct operating costs
EFT Processing Segment direct operating costs were $318.9 million for 2017, an increase of $94.1 million or 42% as compared to 2016. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs was primarily due to the increase in the number of ATMs under management, the impact of our acquisition of YourCash and the impact of the U.S. dollar weakening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $315.7 million for 2017 compared to $239.5 million for 2016. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed. Gross profit as a percentage of revenues (“gross margin”) was 49.7% and 51.6% for 2017 and 2016, respectively. The decrease in gross profits as a percentage of revenue was primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs, the YourCash transactions which earn lower margins per transaction than other ATM or card-based services in Europe, along with growth in the India market where we earn lower revenue per transaction and have experienced a cash shortage in the first part of the year due to the demonetization initiative in the region.
Salaries and benefits
Salaries and benefits increased $9.9 million or 19% for 2017 compared to 2016. The increase in salaries and benefits was primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management and our acquisition of YourCash. As a percentage of revenues, these costs decreased to 9.7% for 2017 from 11.2% for 2016, primarily due to growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for 2017 were $33.2 million, an increase of $2.8 million or 9% as compared to 2016. The increase was primarily due to the impact of our acquisition of YourCash and additional support costs as a result of the increase in the number of ATMs under management. As a percentage of revenues, these expenses decreased to 5.2% for 2017 from 6.5% for 2016. The decreases were primarily due to the growth in revenues from DCC and other value added service transactions on our ATMs under management, which require minimal support costs.
Acquired intangible assets impairment
The Company recorded a non-cash impairment charge of $2.3 million for 2017 related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea. No impairment charges were recorded in 2016.
Depreciation and amortization
Depreciation and amortization expense increased $15.6 million for 2017 compared to 2016. The increase was primarily attributable to the deployment of additional ATMs, including more expensive cash recycling ATMs, software assets, and the amortization of ATMs and intangible assets related to the acquisition of YourCash. As a percentage of revenues, depreciation and amortization expense was essentially flat at 8.8% for 2017 and 8.6% for 2016.
Operating income
EFT Processing Segment operating income for 2017 was $162.9 million, an increase of $45.7 million or 39% as compared to 2016. Operating income for 2017 increased primarily due to higher revenues from the additional number of ATMs under management, growth in revenues earned from DCC and other value added service transactions and the U.S. dollar weakening against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 25.7% for 2017 compared to 25.2% for 2016. Operating income per transaction increased to $0.07 for 2017 from $0.06 for 2016. Operating margin and operating income per transaction increased slightly for 2017 when compared to 2016. This increase is primarily attributable to higher operating revenues, partially offset by lower margin ATM transactions for YourCash and in India, and higher costs incurred to support the additional ATMs under management.

2016 Compared to 2015

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

Revenues
EFT Processing Segment total revenues for 2016 were $464.3 million, an increase of $84.7 million or 22% as compared to 2016. The increase in total revenues is primarily due to an increase in the number of ATMs under management. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including DCC transactions, primarily in Europe. The acquisition of YourCash, completed during the fourth quarter of 2016, also contributed to the increase in total revenues for the year. The increases were partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements reduced total revenues for 2016 by approximately $8.1 million as compared to 2015.
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
Gross profit
Gross profit was $239.5 million for 2016 compared to $197.4 million for 2015. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed. Gross margin was 51.6% and 52.0% for 2016 and 2015, respectively. The slight decrease in gross profit as a percentage of revenues was primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs and increased site rental cost as we negotiate new locations and contracts, along with growth in the India market where we earn lower revenue per transaction.

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

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2017	2016
Total revenues	$733,998	$693,986	$40,012	6%
Operating expenses:
Direct operating costs	564,032	528,774	35,258	7%
Salaries and benefits	54,459	51,378	3,081	6%
Selling, general and administrative	36,014	34,517	1,497	4%
Goodwill impairment	31,770	—	31,770	n/m
Depreciation and amortization	9,622	11,075	(1,453)	(13)%
Total operating expenses	695,897	625,744	70,153	11%
Operating income	$38,101	$68,242	$(30,141)	(44)%
Transactions processed (millions)	1,186	1,294	(108)	(8)%
____________________
n/m — Not meaningful.

Revenues
epay Segment total revenues for 2017 were $734.0 million, an increase of $40.0 million or 6% as compared to 2016. The increase in total revenues was primarily due to an increase in the number of non-mobile transactions processed in Germany, an increase in vouchers distributed by our cadooz subsidiary following the acquisition of new customers and the net impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased total revenues by approximately $14.7 million as compared to the same period in 2016. The increases in total revenues were partially offset by a decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers and the result of high promotion driven revenues from non-mobile transactions in a particular market during the prior year which did not recur in the current year.
Revenues per transaction increased to $0.62 for 2017 from $0.54 for 2016. The increase in revenues per transaction was primarily driven by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions, and the net impact of the U.S. dollar weakening against key foreign currencies. The increase in revenues per transaction was also favorably impacted by the loss of a high-volume, low-margin customer in the Middle East.
Direct operating costs
epay Segment direct operating costs were $564.0 million for 2017, an increase of $35.3 million or 7% as compared to 2016. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in vouchers distributed by our cadooz subsidiary and non-mobile transactions processed in Germany as well as the net impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit was $170.0 million for 2017 compared to $165.2 million for 2016. The increase in gross profit was primarily due to growth in non-mobile transactions processed in Germany, partly offset by decreases in prepaid mobile transactions processed in the U.S. and promotional activities for non-mobile transactions processed in a particular market. Gross margin decreased to 23.2% for 2017 from 23.8% for 2016, mainly due to lower gross margins realized on voucher distributions and the result of high promotion-driven revenues from the non-mobile transactions in a particular market during the prior year which did not recur in the current year.

Salaries and benefits
Salaries and benefits increased $3.1 million or 6% for 2017 as compared to 2016. The increase was primarily due to higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits remained flat at 7.4% for 2017 and 2016.
Selling, general and administrative
Selling, general and administrative expenses for 2017 were $36.0 million, an increase of $1.5 million or 4% as compared to 2016. Selling, general and administrative expenses for 2017 increased mainly due to promotional costs for our non-mobile products in Germany and other costs related to the settlement of disputes in certain foreign markets. As a percentage of revenues, these expenses remained relatively flat at 4.9% for 2017 and 5.0% for 2016.
Goodwill impairment
During the fourth quarter of 2017, the Company completed its annual goodwill impairment testing and recorded non-cash goodwill impairment charges of $31.8 million related to the reporting units in the Middle East, the U.S. and the U.K.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. Depreciation and amortization expense decreased $1.5 million or 13% in 2017 as compared to 2016. The decrease is primarily due to certain intangible assets becoming fully amortized in 2017 and the business continuing to require fewer additional company-owned terminals. As a percentage of revenues, these expenses decreased to 1.3% for 2017 from 1.6% for 2016.
Operating income
epay Segment operating income for 2017 was $38.1 million, a decrease of $30.1 million or 44% as compared to 2016. Operating income for 2017 decreased primarily due to the goodwill impairment charge, partly offset by an increase in gross profit from non-mobile products in Germany. Operating margin decreased to 5.2% for 2017 from 9.8% for 2016. Operating income per transaction was $0.03 for 2017 and $0.05 for 2016. The decreases were mainly due to the goodwill impairment charged recorded. The decrease in operating income per transaction was partly offset by an increase in the portion of higher-margin non-mobile transactions.

2016 Compared to 2015

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
Revenues per transaction increased to $0.54 for 2016 from $0.53 for 2015. The increase in revenues per transaction was primarily driven by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
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

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2017	2016	Increase Amount	Increase Percent
Total revenues	$886,858	$801,919	$84,939	11%
Operating expenses:
Direct operating costs	476,322	422,508	53,814	13%
Salaries and benefits	168,371	155,471	12,900	8%
Selling, general and administrative	108,022	93,219	14,803	16%
Depreciation and amortization	29,598	29,195	403	1%
Total operating expenses	782,313	700,393	81,920	12%
Operating income	$104,545	$101,526	$3,019	3%
Transactions processed (millions)	92.2	82.3	9.9	12%
Revenues
Money Transfer Segment total revenues were $886.9 million for 2017, an increase of $84.9 million or 11% as compared to 2016. The increase in revenues was primarily due to increases in the number of money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks, and an increase in transactions in our domestic Walmart-2-Walmart money transfer service. These increases were partly offset by reduced rates for our Walmart-2-Walmart product beginning in the second quarter of 2017, the effects of the hurricanes in Texas, Florida and Puerto Rico in 2017, and a decrease in transactions processed by HiFX as a result of currency volatility from the Brexit vote during 2016 which did not recur in 2017.
Revenues per transaction decreased to $9.62 for 2017 from $9.74 for 2016. The decrease was primarily due to the impact of the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services and reduced rates charged for that product beginning in the second quarter of 2017. In the fourth quarter of 2016, the Company took over the processing of xe money transfers from a third party and began recording the full customer fees as revenues, which partly offset the decreases in revenues per transaction.

Direct operating costs
Money Transfer Segment direct operating costs were $476.3 million for 2017, an increase of $53.8 million or 13% as compared to 2016. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs in 2017 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $410.5 million for 2017 compared to $379.4 million for 2016. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. Gross margins decreased to 46.3% for 2017 compared to 47.3% for 2016. The decrease is primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services and reduced rates charged for that product beginning in the second quarter of 2017.
Salaries and benefits
Salaries and benefits increased $12.9 million or 8% for 2017 compared to 2016. The increase in salaries and benefits was primarily due to the expansion of our operations in foreign markets, partly offset by lower bonus expense resulting from slower operating income growth. As a percentage of revenues, salaries and benefits improved to 19.0% for 2017 from 19.4% for 2016. The decrease is primarily due to the lower bonus expense.
Selling, general and administrative
Selling, general and administrative expenses for 2017 were $108.0 million, an increase of $14.8 million or 16% as compared to 2016. The increase was primarily due to expenses incurred to support the growth of our money transfer services and the expansion of new products in both the U.S. and foreign markets. As a percentage of revenues, selling, general and administrative expenses increased to 12.2% for 2017 from 11.6% for 2016, primarily due to the growth rate of support costs exceeding the growth rate of money transfer revenues as we develop and promote expanded payout locations and new products.
Depreciation and amortization
Depreciation and amortization expense increased $0.4 million for 2017 compared to 2016. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2017, depreciation and amortization expense increased compared to 2016 primarily due to investments made to support the growth in the business. As a percentage of revenues, depreciation and amortization expense decreased to 3.3% for 2017 from 3.6% for 2016, primarily due to certain intangible assets becoming fully amortized in 2017 and the effect of revenues earned from our Walmart money transfer product, which requires less capital investment than other money transfer products.
Operating income
Money Transfer Segment operating income was $104.5 million for 2017, an increase of $3.0 million or 3% as compared to 2016. Operating income increased primarily due to the growth in the number of money transfers processed. The increase in operating income was partly offset by additional salaries and benefits and other costs incurred, reduced rates for Walmart-2-Walmart money transfer services as well as increased transactions processed by HiFX as a result of the Brexit vote in 2016, which did not recur in 2017.
Operating margin decreased to 11.8% for 2017 from 12.7% for 2016 and operating income per transaction decreased to $1.13 for 2017 from $1.23 for 2016. Operating margin and operating income per transaction decreased primarily due to the decrease in margin realized with the renewal of the the Walmart-2-Walmart agreement and the additional salaries and benefits and other costs incurred to support the growth in the business.

2016 Compared to 2015

The following table presents the results of operations for the years ended December 31, 2016 and 2015 for the Money Transfer Segment.

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
Direct operating costs
Money Transfer Segment direct operating costs were $422.5 million for 2016, an increase of $64.4 million or 18% as compared to 2015. Direct operating costs in the Money Transfer Segment primarily represent commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees and cash handling costs. The increase in direct operating costs in 2017 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the acquisition of IME.
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
Salaries and benefits
Salaries and benefits increased $18.4 million or 13% for 2016 compared to 2015. The increase in salaries and benefits was primarily due to the expansion of our operations in both U.S. and foreign markets. The acquisitions of IME and xe also contributed to the increase in salaries and benefits for 2016. As a percentage of revenues, salaries and benefits improved to 19.4% for 2016 from 20.0% for 2015. The decrease is primarily due to the increase in the number of money transfers processed, and the transaction growth exceeding headcount growth.

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

Corporate Services

The components of Corporate Services' operating expenses for 2017, 2016 and 2015 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2017	2016	2015	2016 Increase (Decrease) Percent	2015 Increase (Decrease) Percent
Salaries and benefits	$26,274	$29,749	$26,969	(12)%	10%
Selling, general and administrative	13,122	7,227	7,276	82%	(1)%
Depreciation and amortization	150	175	405	(14)%	(57)%
Total operating expenses	$39,546	$37,151	$34,650	6%	7%

Corporate operating expenses
Overall, operating expenses for Corporate Services increased 6% for 2017, as compared to 2016. The increase is primarily attributable to the increase in selling, general and administrative expenses mainly attributable to professional services and other costs incurred in connection with the proposed acquisition of MoneyGram International, Inc., partly offset by a decrease in salaries and benefits expense primarily due to a decrease in incentive compensation related to the Company's performance relative to its targets.
Operating expenses for Corporate Services increased 7% for 2016 compared to 2015. The increase is primarily attributable to an increase in salaries and benefits expense due to salary increases, an increase in headcount to support the growth in the Company and an increase in incentive and share-based compensation related to the improvement in Company results.

Other Expense, Net

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2017	2016	2015	2017 Increase (Decrease) Percent	2016 Increase (Decrease) Percent
Interest income	$2,443	$1,696	$2,170	44%	(22)%
Interest expense	(32,571)	(28,332)	(24,814)	15%	14%
Income from unconsolidated affiliates	48	—	—	n/m	—%
Other gains, net	118	19,956	315	n/m	n/m
Foreign currency exchange gain (loss), net	20,300	(10,200)	(41,418)	n/m	(75)%
Other expense, net	$(9,662)	$(16,880)	$(63,747)	(43)%	(74)%
____________________
n/m — Not meaningful.

Interest income
The increase in interest income for 2017 compared to 2016 was primarily due to interest earned on a tax refund received in India in 2017. The decrease in interest income for 2016 compared to 2015 was primarily due to a decrease in interest earned on settlement funds held in New Zealand, Brazil and Russia.
Interest expense
The increase in interest expense for 2017 compared to 2016 as well as for 2016 compared to 2015, was primarily related to the additional borrowings under our credit facilities to fund the operating cash for our IAD networks.
Other gains, net
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
We recorded a net foreign currency exchange gain $20.3 million in 2017, and losses of $10.2 million and $41.4 million in 2016 and 2015, respectively. These realized and unrealized foreign currency exchange gains and losses primarily reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate. Additionally, the 2015 loss includes the reclassification to the income statement of $0.8 million of accumulated other comprehensive loss related to translation adjustments resulting from the liquidation of a minor subsidiary.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2017	2016	2015
Income before income taxes	$256,335	$232,893	$141,094
Income tax expense	(99,395)	(58,795)	(42,602)
Net income	$156,940	$174,098	$98,492
Effective income tax rate	38.8%	25.2%	30.2%
Income before income taxes	$256,335	$232,893	$141,094
Adjust: Goodwill and acquired intangible assets impairment	(34,056)	—	—
Adjust: Other gains, net	118	19,956	315
Adjust: Foreign currency exchange gain (loss), net	20,300	(10,200)	(41,418)
Income before income taxes, as adjusted	$269,973	$223,137	$182,197
Income tax expense	$(99,395)	$(58,795)	$(42,602)
Adjust: Income tax expense attributable to 2017 U.S. tax reform	(41,597)	—	—
Adjust: Income tax benefit attributable to acquired intangible assets impairment	3,411	—	—
Adjust: Income tax expense attributable to other gains, net	—	(3,903)	—
Adjust: Income tax benefit (expense) attributable to foreign currency exchange gain (loss), net	(2,750)	789	(1,018)
Income tax expense, as adjusted	$(58,459)	$(55,681)	$(41,584)
Effective income tax rate, as adjusted	21.7%	25.0%	22.8%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 38.8%, 25.2% and 30.2% for the years ended December 31, 2017, 2016 and 2015, respectively. On December 22, 2017, the U.S. enacted into law what is informally called the Tax Cuts and Jobs Act of 2017 (the "Act"). The effective income tax rate in 2017 includes a net provisional tax expense of $41.6 million resulting from the Act. The effective income tax rates were also significantly influenced by the goodwill and acquired intangible assets impairment charges in 2017, other non-operating gains (losses) and the impact of foreign currency exchange gains (losses). Excluding these items from pre-tax income, as well as the related tax effects for these items, our effective income tax rates were 21.7%, 25.0% and 22.8% for the years ended December 31, 2017, 2016 and 2015, respectively.
The effective income tax rates, as adjusted, for 2017, 2016 and 2015 were lower than the applicable statutory income tax rate of 35% primarily because of our U.S. tax loss position and the realization of deferred tax benefits in various jurisdictions. The Company had recorded significant net operating loss carryforwards in the U.S., creating related deferred tax assets. During periods when the Company generated U.S. pre-tax book income but had tax differences that continued to create tax losses, no current income tax expense was recognized. The effective income tax rate, as adjusted, for 2017 was lower than 2016 largely due to the realization of deferred tax benefits from the release of a $16.3 million valuation allowance against certain foreign net deferred tax assets. The effective income tax rate, as adjusted, for 2016 was higher than 2015 principally because of a change in our U.S. deferred tax position to an overall deferred tax liability. This change is largely due to certain differences related to share-based compensation which has created excess tax deductions that are not included in the net operating loss carryforwards recorded in our books.

During the fourth quarter of 2017, the Company recorded a net tax expense of $41.6 million resulting from the enactment of the Act. The expense is primarily related to the Act's transition tax on previously undistributed foreign earnings of foreign subsidiaries and is net of remeasurement of the Company's deferred tax assets and liabilities considering the Acts's newly enacted tax rates and certain other impacts. This provisional amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the Act as provided by recent SEC guidance. See Note 13, Income Taxes, to the Consolidated Financial Statements for further information.
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
Income before income taxes, as adjusted, income tax expense, as adjusted and effective income tax rate, as adjusted, are non-U.S. GAAP financial measures that management believes are useful for understanding why our effective income tax rates are significantly different than would be expected. These non-U.S. GAAP measures are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented.

Net (Income) Loss Attributable To Noncontrolling Interest

Net income attributable to noncontrolling interests was $0.1 million for 2017 and net losses of $0.3 million and $0.3 million for 2016 and 2015, respectively. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned (1)	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Universal Solution Providers	100%	EFT - UAE
______________
(1) Percent owned as of December 31, 2017. The Company purchased the 49% noncontrolling interest of Universal Solution Providers in the third quarter of 2017.

Net Income Attributable to Euronet

Net income attributable to Euronet was $156.8 million, $174.4 million and $98.8 million for 2017, 2016 and 2015, respectively. Net income attributable to Euronet decreased $17.6 million in 2017 as compared to 2016. The decrease in net income for 2017 was primarily due to an increase in income tax expense of $40.6 million, an increase in interest expense of $4.2 million, a decrease in investment gains of $19.4 million, and a decrease in other non-operating income of $0.1 million. The increases were partly offset by an increase in operating income of $16.2 million, and an increase of $30.5 million in net foreign currency exchange gains.
The increase of $75.6 million for 2016 was primarily due to an increase in operating income of $44.9 million, a decrease of $31.2 million in net foreign currency exchange losses, and an increase in investment gains of $19.4 million. The increases were partly offset by an increase in income tax expense of $16.2 million, an increase in interest expense of $3.5 million and an increase in other non-operating costs of $0.2 million.

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

We recorded a net gain on translation adjustments of $116.4 million in 2017, and losses of $45.2 million and $67.8 million for 2016 and 2015, respectively. During 2017, the U.S. dollar weakened compared to most currencies, resulting in a translation gain which was recorded in comprehensive income, whereas the U.S. dollar strengthened compared to most currencies during 2016 and 2015, resulting in translation losses.
Liquidity and Capital Resources

Working capital
As of December 31, 2017, we had working capital of $482.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $405.9 million as of December 31, 2016. Our ratio of current assets to current liabilities was 1.34 as of December 31, 2017 and December 31, 2016.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2017, we had approximately $369 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $819.1 million as of December 31, 2017, of which $544.3 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. The risk of negative tax consequences for the repatriation of these assets was significantly reduced because the Company recognized U.S. federal tax expense on previously undistributed foreign earnings as a result of the Tax Cuts and Jobs Act of 2017. However, there remains other, lesser potential negative tax consequences for the repatriation of these assets.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
Liquidity	2017	2016	2015
Cash and cash equivalents provided by (used in):
Operating activities	$291,318	$368,182	$215,054
Investing activities	(101,858)	(148,664)	(193,983)
Financing activities	(161,149)	79,510	(1,190)
Effect of foreign currency exchange rate changes on cash and cash equivalents	56,419	(22,132)	(30,373)
Increase (decrease) in cash and cash equivalents	$84,730	$276,896	$(10,492)

Operating cash flow
Cash flows provided by operating activities were $291.3 million for 2017 compared to $368.2 million for 2016. The decrease in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment, partly offset by improved operating results before the non-cash impacts of goodwill impairment charges, U.S. tax reform and foreign currency exchange gains.

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
Investing activity cash flow
Cash flows used in investing activities were $101.9 million for 2017 compared to $148.7 million for 2016. The decrease was primarily due to no cash being used for acquisitions in 2017 compared to $68.3 million for 2016, partly offset by the proceeds of $11.9 million received in 2016 for the sale of our ownership interest in Visa Europe and increased capital expenditures related to our ATM network expansion. Purchases of property and equipment were $97.2 million and $87.4 million for 2017 and 2016, respectively. Cash used for software development and long-term assets totaled $6.0 million for 2017 and $6.2 million for 2016. Other investing activities consist mainly of proceeds from the sale of property and equipment of $1.4 million and $1.3 million for 2017 and 2016, respectively.
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
Financing activity cash flow
Cash flows used in financing activities were $161.1 million for 2017 compared to cash flows provided by financing activities of $79.5 million for 2016. We generally borrow amounts under our revolving credit facility seasonally to fund our independent ATM network as well as several times each month to support the short-term cash needs of our Money Transfer Segment in order to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings related to the Money Transfer Segment are repaid over a very short period of time, generally within a few days. Net repayments on debt obligations were $164.5 million in 2017 compared to net borrowings of $152.2 million for 2016. The increase in net repayments as compared to 2016 was primarily the result of using cash generated from operations to repay borrowings under the revolving credit facility. Additionally, for 2017 and 2016, we paid $4.9 million and $2.9 million, respectively, for capital lease obligations. We used $3.1 million and $77.4 million for the repurchase of shares during 2017 and 2016, respectively. Further, we received proceeds of $11.0 million and $6.3 million during 2017 and 2016, respectively, for the issuance of stock in connection with our Stock Incentive Plan. Other financing activities provided cash of $0.3 million and $1.3 million during 2017 and 2016, respectively.
Cash flows provided by financing activities were $79.5 million for 2016 compared to cash flows used in financing activities of $1.2 million for 2015. Net borrowings on debt obligations were $152.2 million in 2016 compared to net repayments of $4.1 million for 2015. The increase in net borrowings as compared to 2015 was primarily the result of additional borrowings under the revolving credit facility to fund the operating cash of our IAD networks along with differences in the timing of operating settlements. Additionally, for 2016 and 2015, we paid $2.9 million and $3.2 million, respectively, for capital lease obligations. We used $77.4 million and $6.1 million for the repurchase of shares during 2016 and 2015, respectively. Further, we received proceeds of $6.3 million and $10.5 million during 2016 and 2015, respectively, for the issuance of stock in connection with our Stock Incentive Plan. Other financing activities provided cash of $1.3 million and $1.7 million during 2016 and 2015, respectively.

Other sources of capital
Credit Facility — As of December 31, 2017, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"), which had been reduced to $51.1 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of December 31, 2017, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of December 31, 2017, we had borrowings of $51.1 million outstanding under the term loan. We had $3.0 million of borrowings and $57.3 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2017. The remaining $539.7 million under the revolving credit facility was available for borrowing. As of December 31, 2017, the weighted average interest rates under the revolving credit facility and Term Loan A were 2.8% and 2.9%, respectively, excluding amortization of deferred financing costs.
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
ATM Facility — On June 27, 2017, we entered into a short-term credit facility in the amount of $100 million for the sole purpose of providing cash for our ATM network during the tourism season. Interest was charged on this financing on an annual basis at the overnight LIBOR rate plus 2.0%. The facility expired on November 30, 2017.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. As of December 31, 2017, there was $27.8 million outstanding under these other obligation arrangements. Short-term debt obligations at December 31, 2017 were primarily comprised of $27.7 million due in 2018 under these other obligation arrangements and $13.6 million of payments due in 2018 under the term loan.
Other uses of capital
Capital expenditures and needs — Total capital expenditures for 2017 were $105.2 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2018 are currently estimated to be approximately $110 million to $120 million.
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
Share repurchase plan
In January 2016, the Company announced that its Board of Directors authorized a stock repurchase program ("2016 Program") allowing the Company to repurchase up to $100 million in value or 5.0 million shares of its common stock through December 10, 2017. For the year end December 31, 2017, the Company repurchased 1.1 million shares at a weighted average purchase price of $65.74 for a total value of $75.6 million under the 2016 Program.
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3.0 million shares of its common stock through June 14, 2018. In December 2017, the Board of Directors amended the Repurchase Program, allowing Euronet to repurchase up to $250 million in value or 6.0 million shares of its common stock through December 31, 2019. On February 27, 2018, the Repurchase Program was further amended to increase the amount of common stock that may be purchased to an aggregate of $375 million in value or 10.0 million shares of stock and extending the expiration date of the Repurchase Program to March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. No purchases were made under this plan during 2016 or 2017. The Company put a repurchase plan in place effective January 2, 2018 and as of the date of this filing, the Company has repurchased $125.0 million in value of Euronet common stock under the Repurchase Program.
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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2017.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$474,610	$20,640	$453,970	$—	$—
Obligations under operating leases	232,792	63,685	95,061	47,486	26,560
Obligations under capital leases	17,253	6,369	8,605	2,279	—
Purchase obligations	21,173	18,458	1,478	990	247
Total	$745,828	$109,152	$559,114	$50,755	$26,807

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2017 and assumes no change in our revolving credit borrowings prior to the maturity date of our credit facility. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM maintenance and services as well as telecommunications services and professional fees.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $28.5 million as of December 31, 2017. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management considers an accounting policy and estimate to be critical if it requires the use of assumptions that were uncertain at the time the estimate was made and if changes in the estimate or selection of a different estimate could have a material effect on the Company’s financial condition and results of operations. Our most critical estimates and assumptions are used for computing income taxes, allocating the purchase price to assets acquired and liabilities assumed in acquisitions, potential impairment of long-lived assets and goodwill, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates. For a summary of all of the Company’s significant accounting policies, see Note 3, Summary of Significant Accounting Policies and Practices, to the accompanying Consolidated Financial Statements.

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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $128.4 million as of December 31, 2017, partially offset by a valuation allowance of $20.3 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2017. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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

Business combinations
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. As of December 31, 2017, the Consolidated Balance Sheet includes goodwill of $717.4 million and acquired intangible assets, net of accumulated amortization, of $150.5 million.
Goodwill and indefinite-lived intangible assets
In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), we evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is less than its carrying amount. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Our annual process for evaluating goodwill requires us to perform a qualitative assessment for all reporting units not subjected directly to the quantitative goodwill impairment test. The qualitative factors evaluated by the Company include: economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent Step 1 fair value test, and other entity specific factors as deemed appropriate. If we determine a quantitative goodwill impairment test is appropriate, the test involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. Generally, the fair value represents discounted projected future cash flows and market multiple of earnings. If the carrying amount of the reporting unit's goodwill exceeds the fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
As of December 31, 2017, the Consolidated Balance Sheet includes goodwill of $717.4 million and acquired intangible assets, net of accumulated amortization, of $150.5 million. As a result of our annual impairment test for the year ended December 31, 2017, we recorded non-cash goodwill impairment charges of $31.8 million. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding these charges. Our annual impairment tests for the years ended December 31, 2016 and 2015 indicated that there were no impairments. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of material non-cash impairment charges during the year in which these determinations take place.
Impairment of long-lived assets
In accordance with ASC 350, long-lived assets, such as property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset. Reviewing long-lived assets for impairment requires considerable judgment. The determination of fair values requires significant judgment and is sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, adverse change in market conditions and future periods may impact our assumptions, resulting in future impairment losses. For the year ended December 31, 2017, we recorded a $2.3 million non-cash impairment charge for acquired intangible assets, specifically related to Pure Commerce customer relationship assets in South Korea. See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding this charge.

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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. The amendments of this ASU are effective for reporting periods beginning after December 15, 2019 and early adoption of this ASU is permitted. The Company elected to adopt this ASU effective with the year ended December 31, 2017 and applied the guidance to the annual impairment test performed in the fourth quarter of 2017.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. This is a change from current U.S. GAAP, which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (i.e., depreciation, amortization, or impairment). The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific issues on how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect it to have a significant impact on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses how companies account for certain aspects of share-based payments to employees. This ASU requires all excess tax benefits and tax deficiencies be recognized in the statement of income as a component of income tax expense or benefit. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in the Company's effective tax rate. As part of the adoption of this standard during the first quarter of 2017, the Company was required to recognize previously unrecognized excess tax benefits on a modified retrospective basis and record an adjustment to deferred tax assets and retained earnings. Additionally, the Company applied the prospective transition method for the presentation of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. Cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows. The Company made an accounting election to continue to estimate forfeitures when determining amortization expense of stock-based compensation.

For the year ended December 31, 2017, the adoption of the provisions of this ASU did not have a material impact on the Company’s Consolidated Statement of Income. A cumulative effect adjustment of $40.2 million for previously unrecognized excess tax benefits from prior fiscal years was recognized in beginning Retained earnings as of January 1, 2017. As a result of recognizing this excess tax benefit, the Company recorded a deferred tax asset of $40.2 million and an associated valuation allowance of $38.9 million to beginning Retained earnings. The offsetting deferred tax asset and valuation allowance resulted in a net increase of $1.3 million to beginning Retained earnings at adoption.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard became effective for the Company on January 1, 2018.The standard permits the use of either the full retrospective or modified retrospective transition method.
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
Lastly, in February 2017, the FASB issued ASU 2017-05, Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition guidance and provides guidance on partial sales of nonfinancial assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” This ASU must be adopted at the same time as ASC 606.
The Company has continued its review of the requirements of the new revenue standard and currently does not expect the new revenue standard will have a material impact on the timing of revenue recognition on its consolidated financial statements or a material impact from the recognition of costs to obtain and/or fulfill a contract. The implementation team has reported preliminary findings to management and the Audit Committee and will continue to assess all potential effects of the standard. The Company is finalizing the review of certain customer contracts, principally in the epay segment, and currently believes the principal versus agent guidance will affect the presentation and classification of revenue for certain arrangements and estimates its revenue would have been approximately $25 million lower in 2017 to $75 million greater in 2017 and will not have an impact on net income. The Company will finalize its assessment of the effect the new revenue standard will have on its consolidated financial statements and will adopt the new standard in the first quarter of 2018 using the modified retrospective transition method.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the recent Brexit vote and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and GDPR or PSD2 requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of December 31, 2017, our total debt outstanding, excluding unamortized debt issuance costs, was $451.1 million. Of this amount, $369.3 million, net of debt discounts, or 82% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $402.5 million principal amount of contingent convertible notes, issued in October 2014, accrue cash interest at a rate of 1.50% of the principal amount per annum. Based on quoted market prices, as of December 31, 2017, the fair value of our fixed rate convertible notes was $503.7 million, compared to a carrying value of $369.3 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $54.1 million, or 12% of our total debt obligations, relates to borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $6.2 million.
The remaining $27.8 million, or 6% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2017, we had approximately $15.1 million of capitalized leases with fixed payment and interest terms that expire between the years of 2018 and 2022 and bear interest at rates between 0.7% and 12.8%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2017 and 2016, 75% and 72% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2017, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $85 million to $90 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange loss, net on Consolidated Statements of Income. As of December 31, 2017, we had foreign currency derivative contracts outstanding with a notional value of $132.0 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of December 31, 2017, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $39.5 million, primarily in British pounds, euros and
Polish zloty.
See Note 11, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Index to Consolidated Financial Statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Kansas City, Missouri
March 1, 2018

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$819,144	$734,414
Restricted cash	81,374	77,674
Inventory — PINs and other	95,672	78,115
Trade accounts receivable, net of allowances for doubtful accounts of $20,958 at December 31, 2017 and $18,369 at December 31, 2016	744,879	502,989
Prepaid expenses and other current assets	149,117	191,796
Total current assets	1,890,186	1,584,988
Property and equipment, net of accumulated depreciation of $340,128 at December 31, 2017 and $262,470 at December 31, 2016	268,303	202,145
Goodwill	717,386	689,713
Acquired intangible assets, net of accumulated amortization of $179,142 at December 31, 2017 and $150,347 at December 31, 2016	150,543	165,331
Other assets, net of accumulated amortization of $44,469 at December 31, 2017 and $36,984 at December 31, 2016	113,611	70,695
Total assets	$3,140,029	$2,712,872
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$494,841	$456,682
Accrued expenses and other current liabilities	759,789	615,153
Current portion of capital lease obligations	5,369	3,293
Short-term debt obligations and current maturities of long-term debt obligations	41,288	32,161
Income taxes payable	54,437	27,611
Deferred revenue	51,996	44,200
Total current liabilities	1,407,720	1,179,100
Debt obligations, net of current portion	404,012	561,663
Capital lease obligations, net of current portion	9,753	6,969
Deferred income taxes	54,969	44,079
Other long-term liabilities	64,097	20,504
Total liabilities	1,940,551	1,812,315
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 58,892,744 issued at December 31, 2017 and 58,389,242 issued at December 31, 2016	1,178	1,168
Additional paid-in capital	1,072,005	1,045,663
Treasury stock, at cost, 6,084,586 shares at December 31, 2017 and 6,085,841 shares at December 31, 2016	(217,161)	(215,462)
Retained earnings	436,954	278,842
Accumulated other comprehensive loss	(94,458)	(210,662)
Total Euronet Worldwide, Inc. stockholders’ equity	1,198,518	899,549
Noncontrolling interests	960	1,008
Total equity	1,199,478	900,557
Total liabilities and equity	$3,140,029	$2,712,872
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Revenues	$2,252,422	$1,958,615	$1,772,262
Operating expenses:
Direct operating costs	1,356,250	1,174,545	1,081,849
Salaries and benefits	310,787	288,420	259,162
Selling, general and administrative	190,302	165,348	156,385
Goodwill and acquired intangible assets impairment	34,056	—	—
Depreciation and amortization	95,030	80,529	70,025
Total operating expenses	1,986,425	1,708,842	1,567,421
Operating income	265,997	249,773	204,841
Other income (expense):
Interest income	2,443	1,696	2,170
Interest expense	(32,571)	(28,332)	(24,814)
Income from unconsolidated affiliates	48	—	—
Foreign currency exchange gain (loss), net	20,300	(10,200)	(41,418)
Other gains, net	118	19,956	315
Other expense, net	(9,662)	(16,880)	(63,747)
Income before income taxes	256,335	232,893	141,094
Income tax expense	(99,395)	(58,795)	(42,602)
Net income	156,940	174,098	98,492
Less: Net (income) loss attributable to noncontrolling interests	(95)	317	316
Net income attributable to Euronet Worldwide, Inc.	$156,845	$174,415	$98,808

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$2.99	$3.34	$1.89
Diluted	$2.85	$3.23	$1.83

Weighted average shares outstanding:
Basic	52,523,272	52,276,951	52,274,573
Diluted	55,116,327	54,001,079	54,076,676

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$156,940	$174,098	$98,492
Other comprehensive income (loss), net of tax:
Translation adjustment	116,401	(45,175)	(67,756)
Comprehensive income	273,341	128,923	30,736
Comprehensive (income) loss attributable to noncontrolling interests	(292)	358	466
Comprehensive income attributable to Euronet Worldwide, Inc.	$273,049	$129,281	$31,202
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2014	51,596,767	$1,129	$955,715	$(133,788)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	743,782	16	11,686	(4,877)
Share-based compensation			12,802
Shares issued in connection with acquisition	692,853	14	43,047
Repurchase of shares	(1,600)			(85)
Other			4
Balance as of December 31, 2015	53,031,802	1,159	1,023,254	(138,750)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	421,170	9	7,426	(1,143)
Share-based compensation			14,983
Repurchase of shares	(1,149,571)			(75,569)
Balance as of December 31, 2016	52,303,401	1,168	1,045,663	(215,462)
Net income
Other comprehensive income
Stock issued under employee stock plans	504,757	10	10,104	(1,699)
Share-based compensation			15,618
Other			620
Balance as of December 31, 2017	52,808,158	$1,178	$1,072,005	$(217,161)
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2014	$5,619	$(97,922)	$2,059	$732,812
Net income (loss)	98,808		(316)	98,492
Other comprehensive loss		(67,606)	(150)	(67,756)
Stock issued under employee stock plans				6,825
Share-based compensation				12,802
Shares issued in connection with acquisition				43,061
Repurchase of shares				(85)
Other			(227)	(223)
Balance as of December 31, 2015	104,427	(165,528)	1,366	825,928
Net income (loss)	174,415		(317)	174,098
Other comprehensive loss		(45,134)	(41)	(45,175)
Stock issued under employee stock plans				6,292
Share-based compensation				14,983
Repurchase of shares				(75,569)
Balance as of December 31, 2016	278,842	(210,662)	1,008	900,557
Net income	156,845		95	156,940
Other comprehensive income		116,204	197	116,401
Stock issued under employee stock plans				8,415
Share-based compensation				15,618
Other	1,267		(340)	1,547
Balance as of December 31, 2017	$436,954	$(94,458)	$960	$1,199,478
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$156,940	$174,098	$98,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,030	80,529	70,025
Share-based compensation	15,618	14,983	12,802
Unrealized foreign exchange (gain) loss, net	(20,300)	10,200	41,418
Non-cash impairment of goodwill and acquired intangible assets	34,056	—	—
Other gains	—	(19,449)	—
Deferred income taxes	(10,861)	850	(5,017)
Accretion of convertible debt discount and amortization of debt issuance costs	13,504	12,885	12,164
Changes in working capital, net of amounts acquired:
Income taxes payable, net	23,183	13,935	(13,467)
Restricted cash	28,597	(23,342)	17,621
Inventory — PINs and other	(11,602)	(6,712)	7,058
Trade accounts receivable	(198,089)	(87,732)	(66,075)
Prepaid expenses and other current assets	47,053	(68,549)	(39,796)
Trade accounts payable	3,840	9,705	39,631
Deferred revenue	3,724	9,426	3,898
Accrued expenses and other current liabilities	82,795	257,287	37,453
Changes in noncurrent assets and liabilities	27,830	(9,932)	(1,153)
Net cash provided by operating activities	291,318	368,182	215,054
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(68,266)	(113,969)
Purchases of property and equipment	(97,235)	(87,411)	(74,620)
Purchases of other long-term assets	(6,039)	(6,175)	(6,391)
Proceeds from sale of investment	—	11,900	—
Other, net	1,416	1,288	997
Net cash used in investing activities	(101,858)	(148,664)	(193,983)
Cash flows from financing activities:
Proceeds from issuance of shares	10,990	6,292	10,510
Repurchase of shares	(3,065)	(77,360)	(6,078)
Borrowings from revolving credit agreements	2,409,203	2,648,093	1,321,622
Repayments of revolving credit agreements	(2,566,621)	(2,495,632)	(1,318,759)
Repayments of long-term debt obligations	(8,907)	(7,031)	(5,156)
Repayments of capital lease obligations	(4,883)	(2,943)	(3,211)
Net borrowing from (repayments of) short-term debt obligations	1,853	6,750	(1,825)
Other, net	281	1,341	1,707
Net cash (used in ) provided by financing activities	(161,149)	79,510	(1,190)
Effect of exchange rate changes on cash and cash equivalents	56,419	(22,132)	(30,373)
Increase (decrease) in cash and cash equivalents	84,730	276,896	(10,492)
Cash and cash equivalents at beginning of period	734,414	457,518	468,010
Cash and cash equivalents at end of period	$819,144	$734,414	$457,518
Interest paid during the period	$20,457	$14,442	$11,804
Income taxes paid during the period	$48,644	$43,178	$54,607
Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration received from sale of investment	$—	$7,549	$—
Equity issued in connection with acquisition	$—	$—	$43,061
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
ASC 350 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The Company has a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the two-step quantitative impairment test.
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
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses weighted results from the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows and EBITDA are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes and gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units. Significant assumptions in the Market Approach model are projected EBITDA, selected market multiple, and the estimated control premium. If the carrying value of goodwill exceeds its fair value, an impairment loss equal to such excess would be recognized.

Index to Consolidated Financial Statements

The Company completed its annual goodwill impairment test in the fourth quarter of 2017. It determined, after performing a quantitative review of eighteen reporting units, that the fair value of fifteen of the reporting units exceeds the respective carrying amounts. For the remaining three reporting units, the quantitative test indicated that the fair value of each of the reporting units was less than the respective carrying amounts. As a result, the Company recorded a non-cash goodwill impairment charge of $31.8 million with respect to the epay North America, epay U.K. and epay Middle East reporting units.
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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2017, the Company recorded a non-cash impairment charge of $2.3 million related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea. No impairment of long-lived assets was recorded during 2016 or 2015.
See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding the impairment of goodwill and other intangible assets.
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
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate, but does not have a controlling interest. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2017 and 2016, the Company had no material investments in unconsolidated affiliates.
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

Index to Consolidated Financial Statements

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
In accordance with ASC Topic 740, Income Taxes (“ASC 740”), the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. See Note 13, Taxes, to the Consolidated Financial Statements for further discussion regarding these provisions.
Presentation of taxes collected and remitted to governmental authorities
The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Income.
Fair value measurements
The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), regarding fair value measurements for assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 17, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements for the required fair value disclosures.
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
Cash flows resulting from derivative instruments are included in operating activities in the Company's Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements for further discussion of derivative instruments.
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

Index to Consolidated Financial Statements

Recently issued accounting pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. The amendments of this ASU are effective for reporting periods beginning after December 15, 2019 and early adoption of this ASU is permitted. The Company elected to adopt this ASU effective with the year ended December 31, 2017 and applied the guidance to the annual impairment test performed in the fourth quarter of 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific issues on how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect it to have a significant impact on its consolidated financial statements and related disclosures.
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
In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses how companies account for certain aspects of share-based payments to employees. This ASU requires all excess tax benefits and tax deficiencies be recognized in the statement of income as a component of income tax expense or benefit. The tax effects of exercised, expired or vested awards are treated as discrete items in the reporting period in which they occur and may result in increased volatility in the Company's effective tax rate. As part of the adoption of this standard during the first quarter of 2017, the Company was required to recognize previously unrecognized excess tax benefits on a modified retrospective basis and record an adjustment to deferred tax assets and retained earnings. Additionally, the Company applied the prospective transition method for the presentation of excess tax benefits from a financing activity to an operating activity in the Company’s Consolidated Statements of Cash Flows. Cash paid by the

Index to Consolidated Financial Statements

Company when directly withholding shares for tax withholding purposes is classified as a financing activity in the Consolidated Statements of Cash Flows. The Company made an accounting election to continue to estimate forfeitures when determining amortization expense of stock-based compensation.
For the year ended December 31, 2017, the adoption of the provisions of this ASU did not have a material impact on the Company’s Consolidated Statement of Income. A cumulative effect adjustment of $40.2 million for previously unrecognized excess tax benefits from prior fiscal years was recognized in beginning Retained earnings as of January 1, 2017. As a result of recognizing this excess tax benefit, the Company recorded a deferred tax asset of $40.2 million and an associated valuation allowance of $38.9 million to beginning Retained earnings. The offsetting deferred tax asset and valuation allowance resulted in a net increase of $1.3 million to beginning Retained earnings at adoption.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard became effective for the Company on January 1, 2018.The standard permits the use of either the full retrospective or modified retrospective transition method.

Index to Consolidated Financial Statements

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
Lastly, in February 2017, the FASB issued ASU 2017-05, Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition guidance and provides guidance on partial sales of nonfinancial assets. This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” This ASU must be adopted at the same time as ASC 606.
The Company has continued its review of the requirements of the new revenue standard and currently does not expect the new revenue standard will have a material impact on the timing of revenue recognition on its consolidated financial statements or a material impact from the recognition of costs to obtain and/or fulfill a contract. The implementation team has reported preliminary findings to management and the Audit Committee and will continue to assess all potential effects of the standard. The Company is finalizing the review of certain customer contracts, principally in the epay segment, and currently believes the principal versus agent guidance will affect the presentation and classification of revenue for certain arrangements and estimates its revenue would have been approximately $25 million lower in 2017 to $75 million greater in 2017 and will not have an impact on net income. The Company will finalize its assessment of the effect the new revenue standard will have on its consolidated financial statements and will adopt the new standard in the first quarter of 2018 using the modified retrospective transition method.
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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2017	2016	2015
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,523,272	52,276,951	52,274,573
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,793,375	1,705,224	1,783,199
Incremental shares from assumed conversion of convertible debentures	799,680	18,904	18,904
Diluted weighted average shares outstanding	55,116,327	54,001,079	54,076,676

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015 of approximately 798,000, 616,000 and 568,000, respectively.
During 2017, 2016 and 2015, the Company had convertible notes outstanding that, if converted, could have a potentially dilutive effect on its Common Stock. The Company's convertible notes have settlement features requiring the Company upon conversion to settle the principal amount of the debt and the conversion value in excess of the principal value ("conversion premium") for cash or shares of the Company's common stock, at the Company's option. At issuance, the Company stated its

Index to Consolidated Financial Statements

intent to settle any conversion of these notes by paying cash for the principal value and issuing Common Stock for any conversion premium. Accordingly, the convertible notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $72.18 per share and the dilutive effect increases the more the market price exceeds the conversion price. As of December 31, 2017, and currently, the Company maintains the intent and ability to settle any conversion as stated. As of December 31, 2017, 2016 and 2015, the stock price exceeded the conversion price and these notes were dilutive to earnings per share. Further, as a result of the share price increasing from $72.43 as of December 31, 2016 and 2015 to $84.27 as of December 31, 2017, there was an increase in shares from the assumed conversion of convertible notes.
Accordingly, the convertible notes would only have a dilutive effect if the market price per share of Common Stock exceeds the conversion price per share of Common Stock. Therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), the dilutive effect of the assumed conversion of the debentures was 799,680 shares for the year ended December 31, 2017 and 18,904 for the years ended December 31, 2016 and 2015. See Note 10, Debt Obligations, to the Consolidated Financial Statements for more information about the convertible notes.
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
In June 2016, the Board of Directors authorized an additional stock repurchase program ("Repurchase Program") with an effective date of July 28, 2016, allowing Euronet to repurchase up to $125 million in value or 3.0 million shares of its common stock through June 14, 2018. In December 2017, the Board of Directors amended the Repurchase Program, allowing Euronet to repurchase up to $250 million in value or 6.0 million shares of its common stock through December 31, 2019. On February 27, 2018, the Repurchase Program was further amended to increase the amount of common stock that may be purchased to an aggregate of $375 million in value or 10.0 million shares of stock and extending the expiration date of the Repurchase Program to March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. No purchases were made under this plan during 2016 or 2017. The Company put a repurchase plan in place effective January 2, 2018 and as of the date of this filing, the Company has repurchased $125.0 million in value of Euronet common stock under the Repurchase Program.
Preferred Stock
The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.
Accumulated other comprehensive loss
As of December 31, 2017 and 2016, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. For the year ended December 31, 2017, the Company recorded a foreign currency translation gain of $116.4 million, and recorded losses of $45.2 million and $67.8 million for the years ended December 31, 2016 and 2015, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ending December 31, 2017 and 2016. During 2015, the Company reclassified $0.8 million of foreign currency translation into the Consolidated Statements of Income.

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
2016 Acquisition
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
The purchase price for YourCash was approximately $62.6 million in cash. Approximately $7.2 million of the cash consideration was placed in escrow accounts to satisfy indemnification obligations of the seller, pursuant to the terms of the purchase agreement. In addition, the agreement calls for deferred consideration of $3.2 million payable over three years at a rate of one-third per year to employee shareholders of YourCash who remain employed with the Company. The deferred consideration is accounted for separately from the acquisition and will be recognized as compensation over the service period.
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

Index to Consolidated Financial Statements

The intangible assets of YourCash are being amortized on a straight-line basis, and the fair values consist of the following:

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

Index to Consolidated Financial Statements

The intangible assets of xe are being amortized on a straight-line basis, and the fair values consist of the following:

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

Index to Consolidated Financial Statements

The intangible assets of IME are being amortized on a straight-line basis, and the fair values consist of the following:

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

(6) Restricted Cash

The restricted cash balances as of December 31, 2017 and 2016 were as follows:

	As of December 31,
(in thousands)	2017	2016
Cash held in trust and/or cash held on behalf of others	$67,541	$64,438
Collateral on bank credit arrangements and other	13,833	13,236
Total	$81,374	$77,674

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

(7)    Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2017 and 2016 are as follows:

	As of December 31,
(in thousands)	2017	2016
ATMs	$329,159	$222,183
POS terminals	41,218	40,336
Vehicles and office equipment	68,231	61,923
Computers and software	168,567	138,249
Land and buildings	1,256	1,924
	608,431	464,615
Less accumulated depreciation and amortization	(340,128)	(262,470)
Total	$268,303	$202,145

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2017, 2016 and 2015 was $63.4 million, $48.5 million and $40.2 million, respectively.

Index to Consolidated Financial Statements

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2017 and 2016:

	As of December 31, 2017		As of December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$207,133	$(124,967)	$199,842	$(107,820)
Trademarks and trade names	56,273	(25,768)	53,396	(21,598)
Software	62,384	(25,142)	58,696	(18,291)
Non-compete agreements	3,895	(3,265)	3,744	(2,638)
Total	$329,685	$(179,142)	$315,678	$(150,347)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2017 and 2016:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2016	$167,972	$685,178	$853,150
Increases (decreases):
Acquisitions	33,921	29,871	63,792
Amortization	(25,503)	—	(25,503)
Other (primarily changes in foreign currency exchange rates)	(11,059)	(25,336)	(36,395)
Balance as of December 31, 2016	165,331	689,713	855,044
Increases (decreases):
Impairment	(2,286)	(31,770)	(34,056)
Amortization	(24,527)	—	(24,527)
Other (primarily changes in foreign currency exchange rates)	12,025	59,443	71,468
Balance as of December 31, 2017	$150,543	$717,386	$867,929

The Company performs its annual goodwill impairment test during the fourth quarter of each year. The annual goodwill impairment test completed during the fourth quarter of 2017 resulted in impairment charges of $31.8 million.
2017 Impairment Charges
The results from the fourth quarter 2017 goodwill impairment test reflected continuing declines in profitability for the epay reporting units in the U.S., the U.K. and the Middle East. The U.S. reporting unit has realized declining revenues in recent years which accelerated during 2017 due to unfavorable developments in the arrangements with a number of mobile operators. The U.K. reporting unit operates in a mature market for mobile airtime top-up services and has realized declining revenues from those services while only realizing modest compensating revenues from providing non-mobile products. The Middle East reporting unit has a few large customers and has realized declines in the number of transactions processed for them. While the reporting unit has introduced new non-mobile products in these markets, the growth of those products is not expected to compensate for the loss of transaction processing volumes. In light of these developments, during the fourth quarter of 2017, the Company recorded goodwill impairment charges of $13.7 million related to the U.S., $8.8 million related to the U.K. and $9.3 million related to the Middle East.
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
Additionally, in the second quarter of 2017, the Company recorded an acquired intangible assets impairment charge of $2.3 million related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea within the EFT Processing Segment.

Index to Consolidated Financial Statements

Of the total goodwill balance of $717.4 million as of December 31, 2017, $490.4 million relates to the Money Transfer Segment, $135.8 million relates to the epay Segment and the remaining $91.2 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $24.5 million, $25.5 million and $23.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2017, is expected to total $23.0 million for 2018, $22.0 million for 2019, $21.2 million for 2020, $20.2 million for 2021 and $19.2 million for 2022.

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2017 and 2016 were as follows:

	As of December 31,
(in thousands)	2017	2016
Accrued expenses	$301,390	$210,275
Accrued amounts due to mobile operators and other content providers	92,291	121,505
Money transfer settlement obligations	343,613	219,601
Derivative liabilities	22,495	63,772
Total	$759,789	$615,153

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2017 and 2016:

	As of December 31,
(in thousands)	2017	2016
Credit Facility:
Term loan, due 2019	$51,094	$60,000
Revolving credit agreements, due 2019	3,000	159,963
	54,094	219,963
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	369,259	358,293

Other obligations	27,763	23,892

Total debt obligations	$451,116	$602,148
Unamortized debt issuance costs	(5,816)	(8,324)
Carrying value of debt	$445,300	$593,824
Short-term debt obligations and current maturities of long-term debt obligations	(41,288)	(32,161)
Long-term debt obligations	$404,012	$561,663

As of December 31, 2017, aggregate annual maturities of long-term debt are $13.6 million in 2018, $40.6 million in 2019, $402.5 million in 2020 and none thereafter. This maturity schedule reflects the term loan and revolving credit facilities maturing in 2019 and the convertible notes maturing in 2020, coinciding with the terms of the initial put option by holders of the notes.
Credit Facility
The Company has a revolving bank credit facility with a syndicate of financial institutions which expires April 9, 2019. The senior secured credit facility (the "Credit Facility") provides an aggregate amount of $675 million, consisting of a $590 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and a $75 million five-year term loan which has been reduced to $51.1 million as of December 31, 2017 through principal amortization payments. The revolving

Index to Consolidated Financial Statements

credit facility allows for borrowings in U.S. dollars, euro, British pound sterling, Australian dollars and/or Indian rupees. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans.
Fees and interest on borrowings vary based upon the Company's consolidated total leverage ratio (as defined in the amended and restated credit agreement) and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% (or 0.375% to 1.375% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan is subject to scheduled quarterly amortization payments, as set forth in the amended and restated credit agreement. The maturity date for the Credit Facility is April 9, 2019, at which time the outstanding principal balance and all accrued interest will be due and payable in full. The weighted average interest rates of the Company's borrowings under the term loan and revolving credit facility were 2.9% and 2.8%, respectively, as of December 31, 2017, and 2.1% and 2.4%, respectively as of December 31, 2016.
As of December 31, 2017 and 2016, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facility of $57.3 million and $44.9 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. The Company pays an interest rate for stand-by letters of credit/bank guarantees at a rate that may adjust each quarter based upon the Company's consolidated total leverage ratio. As of December 31, 2017 and 2016, the stand-by letters of credit interest charges were 1.4% per annum.
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
Contractual interest expense was $6.0 million for each of the years ended December 31, 2017, 2016 and 2015. Discount accretion was $11.0 million, $10.4 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the unamortized discounts were $33.2 million and $44.2 million, respectively. The discount will be amortized through October 1, 2020. The effective interest rate was 4.7% for the years ended December 31, 2017 and 2016.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2017 and 2016, borrowings under these arrangements were $27.8 million and $23.9 million, respectively. As of December 31, 2017, there was $27.7 million due in 2018 under these other obligation arrangements.

Index to Consolidated Financial Statements

(11) Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) certain foreign currency denominated other asset and liability positions. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC 815, primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates are reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2017, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $132.0 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2017, the Company had foreign currency forward contracts outstanding with a notional value of $39.5 million, primarily in British pounds, euros and Polish zloty.

Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $72.5 million, $66.0 million and $62.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of December 31, 2017 was approximately $1.3 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

Index to Consolidated Financial Statements

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$36,574	$75,307	Other current liabilities	$(22,495)	$(63,772)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2017 and 2016 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$36,574	$—	$36,574	$(15,050)	$(7,603)	$13,921

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$75,307	$—	$75,307	$(49,752)	$(7,562)	$17,993
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(22,495)	$—	$(22,495)	$15,050	$2,716	$(4,729)

As of December 31, 2016
Derivatives subject to a master netting arrangement or similar agreement	$(63,772)	$—	$(63,772)	$49,752	$1,106	$(12,914)

Index to Consolidated Financial Statements

Income Statement Presentation
The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2017	2016	2015
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain, net	$175	$143	$1,026
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

(12) Leases

Capital leases

The Company leases certain of its ATMs, computer equipment and vehicles under capital lease agreements that expire between the years of 2018 and 2022 and bear interest at rates between 0.7% and 12.8%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the assets and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2017 and 2016 were as follows:

	As of December 31,
(in thousands)	2017	2016
ATMs	$23,969	$15,838
Other	2,268	2,038
Subtotal	26,237	17,876
Less accumulated amortization	(9,395)	(5,892)
Total	$16,842	$11,984

Non-cash financing and investing activities for the years ended December 31, 2017, 2016 and 2015 represented capital lease obligations of $7.9 million, $5.8 million and $6.4 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

Operating leases

The Company has non-cancelable operating leases that expire between the years of 2018 and 2031. Certain of these leases contain renewal options and escalation provisions. The Company recognizes rent expense under the straight-line method over the term of the lease. Rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $105.0 million, $80.0 million and $63.0 million, respectively.

Index to Consolidated Financial Statements

Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2017 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2018	$6,369	$63,685
2019	5,135	52,145
2020	3,470	42,916
2021	2,008	27,373
2022	271	20,113
Thereafter	—	26,560
Total minimum lease payments	17,253	$232,792
Less amounts representing interest	(2,131)
Present value of net minimum capital lease payments	15,122
Less current portion of obligations under capital leases	(5,369)
Obligations under capital leases, less current portion	$9,753

(13) Income Taxes

The sources of income before income taxes for the years ended December 31, 2017, 2016 and 2015 are presented as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Income before taxes:
United States	$55,117	$41,804	$10,686
Foreign	201,218	191,089	130,408
Total income before income taxes	$256,335	$232,893	$141,094

The Company's income tax expense for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current tax expense (benefit):
U.S.	$29,620	$(2,886)	$1,277
Foreign	79,475	59,515	45,150
Total current	109,095	56,629	46,427
Deferred tax expense (benefit):
U.S.	14,056	9,908	2,037
Foreign	(23,756)	(7,742)	(5,862)
Total deferred	(9,700)	2,166	(3,825)
Total tax expense	$99,395	$58,795	$42,602

Index to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate of 35% to the effective income tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(dollar amounts in thousands)	2017	2016	2015
U.S. federal income tax expense at applicable statutory rate	$89,684	$81,513	$49,383
Tax effect of:
State income tax expense (benefit) at statutory rates	968	1,341	894
Non-deductible expenses	5,648	3,482	4,947
Share-based compensation	(4,845)	(1)	(684)
Other permanent differences	8,458	(4,929)	(5,505)
Difference between U.S. federal and foreign tax rates	(24,270)	(18,432)	(13,615)
Provision in excess of statutory rates	8,426	2,490	2,400
Change in federal and foreign valuation allowance	(30,224)	(8,163)	1,724
Impairment of goodwill and acquired intangibles assets	8,248	—	—
Tax Cuts and Jobs Act of 2017	41,597	—	—
Other	(4,295)	1,494	3,058
Total income tax expense	$99,395	$58,795	$42,602
Effective tax rate	38.8%	25.2%	30.2%

Tax Cuts and Jobs Act of 2017
We calculated our provision for federal, state and international income taxes based on current tax law. On December 22, 2017, the U.S. enacted into law what is informally called the Tax Cuts and Jobs Act of 2017 (the "Act"). The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings.

Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period of up to one year from the Act's enactment date for companies to complete their accounting. In accordance with SAB 118, we are providing provisional amounts where appropriate which we believe represents a reasonable estimate based on available information and our interpretations of the Act. We will continue to evaluate the Act and adjust the provisional amounts as additional information becomes available. The Company expects to complete its detailed analysis no later than the fourth quarter of 2018.

In the fourth quarter of 2017, the Company recorded a net provisional tax expense of $41.6 million resulting from the enactment of the Act. Included in the net tax expense is a current tax expense of approximately $28.1 million primarily related to the Act's transition tax on previously undistributed foreign earnings of foreign subsidiaries. The Company expects to utilize its U.S. federal net operating losses to partially offset the transition tax and release the associated valuation allowance. The transition tax is payable over 8 years at the election of the taxpayer. The remaining tax expense of approximately $13.5 million is the required remeasurement of the Company's U.S. deferred tax assets and liabilities considering the Act's newly enacted tax rates and certain other impacts. The recorded impact of the Act is provisional and the final amount may differ, possibly materially, due to, among other things, the issuance of new guidance, legislative actions, changes in IRS interpretations, changes in accounting standards or related interpretations in response to the Act, and future actions by states within the U.S. that have not currently adopted the Act which is the basis for our estimates, interpretations and assumptions of the tax effects of the Act on the Company. Any tax impacts for these items will be recorded in subsequent quarters, as discrete adjustments to our income tax provision, once complete.

The Company continues to analyze the Act including the tax impacts on its indefinite reinvestment assertion. This includes the potential tax impact of the global intangible low-taxed income ("GILTI") provision. The FASB issued guidance that allows for either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such

Index to Consolidated Financial Statements

taxes as current period expenses when incurred. Due to the complexity of calculating GILTI and management's current assertion that foreign earnings are indefinitely reinvested, we have not determined which method we will apply.

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2017	2016
Deferred tax assets:
Tax loss carryforwards	$25,494	$34,858
Share-based compensation	7,244	9,252
Accrued expenses	14,621	16,970
Property and equipment	14,984	10,947
Goodwill and intangible amortization	13,866	15,635
Intercompany notes	9,596	12,654
Accrued revenue	32,947	21,005
Other	9,631	12,517
Gross deferred tax assets	128,383	133,838
Valuation allowance	(20,257)	(37,255)
Net deferred tax assets	108,126	96,583
Deferred tax liabilities:
Intangibles related to purchase accounting	(29,361)	(27,974)
Goodwill and intangible amortization	(11,537)	(14,457)
Accrued expenses	(33,728)	(24,124)
Intercompany notes	(7,348)	(2,559)
Accrued interest	(27,449)	(37,514)
Capitalized research and development	(7,020)	(9,520)
Property and equipment	(4,717)	(2,029)
Accrued revenue	(5,027)	(4,668)
Other	(3,227)	(4,180)
Total deferred tax liabilities	(129,414)	(127,025)
Net deferred tax liabilities	$(21,288)	$(30,442)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2017 are expected to be allocated to income taxes in the Consolidated Statements of Income.

As of December 31, 2017, and 2016, the Company's U.S. federal and foreign tax loss carryforwards were $90.2 million and $231.9 million, respectively, and U.S. state tax loss carryforwards were $59.1 million and $88.1 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2017.

Index to Consolidated Financial Statements

As of December 31, 2017, the Company had foreign tax net operating loss carryforwards of $90.2 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2018	$343	$85
2019	2,459	604
2020	6,053	1,386
2021	5,992	1,348
2022	5,033	1,178
Thereafter	42,582	10,452
Unlimited	27,769	6,189
Total	$90,231	$21,242

In addition, the Company's state tax net operating loss carryforwards of $59.1 million will expire periodically from 2018 through 2037.
While U.S. tax expense has been recognized as a result of the transition tax provision of the Act, the Company has not provided additional deferred taxes, if any, on undistributed earnings attributable to foreign subsidiaries that have been considered to be reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $1,196.7 million as of December 31, 2017. Other than the transition tax provision of the Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes have been recognized and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Beginning balance	$17,988	$16,370
Additions based on tax positions related to the current year	8,364	5,847
Additions for tax positions of prior years	3,157	—
Reductions for tax positions of prior years	—	(255)
Settlements	(321)	(642)
Statute of limitations expiration	(651)	(3,332)
Ending balance	$28,537	$17,988

As of December 31, 2017 and 2016, approximately $26.7 million and $15.1 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $3.5 million and $2.1 million as of December 31, 2017 and 2016, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2017:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2017
Spain	2009 through 2017
Australia	2010 through 2017
U.K.	2009 through 2017
Germany	2013 through 2017

Index to Consolidated Financial Statements

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

(14) Valuation and Qualifying Accounts

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Beginning balance-allowance for doubtful accounts	$18,369	$19,140	$20,546
Additions-charged to expense	6,631	6,556	8,209
Amounts written off	(5,944)	(6,839)	(7,862)
Other (primarily changes in foreign currency exchange rates)	1,902	(488)	(1,753)
Ending balance-allowance for doubtful accounts	$20,958	$18,369	$19,140

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany and Singapore, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany and Singapore, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2017, the Company has approximately 3.4 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $15.6 million, $15.0 million and $12.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $2.3 million, $1.0 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2016 (2,154,790 shares exercisable)	3,310,976	$36.20
Granted	309,553	$91.99
Exercised	(360,949)	$26.26
Forfeited/Canceled	(28,087)	$63.54
Balance at December 31, 2017	3,231,493	$42.42	5.4	$137,624
Exercisable at December 31, 2017	2,206,415	$27.13	4.0	$126,066
Vested and expected to vest at December 31, 2017	3,061,733	$40.42	5.3	$136,136

Index to Consolidated Financial Statements

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $9.5 million, $4.1 million and $7.8 million in connection with stock options exercised in the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value of these options exercised was $23.2 million, $12.3 million and $22.8 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $20.5 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.7 years. The following table provides the fair value of options granted under the SCP during 2017, 2016 and 2015, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2017	2016	2015
Volatility	28.8%	33.3%	32.7%
Risk-free interest rate - weighted average	2.2%	2.0%	1.7%
Risk-free interest rate - range	(a)	1.29% to 2.01%	1.71% to 1.75%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.5 years	5.5 years	5.4 years
Weighted-average fair value (per share)	$28.59	$25.29	$24.29
(a) At the date of grant, the risk fee rate for stock options awarded in 2017 was 2.2%.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	494,868	$59.90
Granted	106,481	$91.28
Vested	(151,414)	$47.07
Forfeited	(17,599)	$60.72
Nonvested at December 31, 2017	432,336	$72.09

The fair value of shares vested in the years ended December 31, 2017, 2016 and 2015 was $13.1 million, $13.3 million and $19.9 million, respectively. As of December 31, 2017, there was $10.4 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.6 years. As of December 31, 2017, there was $9.1 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.8 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $91.28, $73.86 and $72.52 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2017, 2016 and 2015, the Company issued 21,547, 34,658 and 54,421 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $69.06, $59.69 and $52.62, respectively. The grant date fair value of

Index to Consolidated Financial Statements

the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.4 million, $0.5 million, and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2017, 2016 and 2015 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2017	2016	2015
Volatility - weighted average	18.4%	36.3%	30.6%
Volatility - range	14.6% to 27.2%	20.0% to 50.1%	25.9% to 41.9%
Risk-free interest rate - weighted average	0.89%	0.24%	0.01%
Risk-free interest rate - range	0.51% to 1.39%	0.22% to 0.29%	0.00% to 0.03%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$15.81	$14.42	$12.44

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

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the U.S. and South America.

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

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$634,559	$733,998	$886,858	$(2,993)	$2,252,422
Operating expenses:
Direct operating costs	318,875	564,032	476,322	(2,979)	1,356,250
Salaries and benefits	61,683	54,459	168,371	26,274	310,787
Selling, general and administrative	33,158	36,014	108,022	13,108	190,302
Goodwill and acquired intangible assets impairment	2,286	31,770	—	—	34,056
Depreciation and amortization	55,660	9,622	29,598	150	95,030
Total operating expenses	471,662	695,897	782,313	36,553	1,986,425
Operating income (expense)	$162,897	$38,101	$104,545	$(39,546)	$265,997
Other income (expense)
Interest income					2,443
Interest expense					(32,571)
Income from unconsolidated affiliates					48
Foreign currency exchange gain, net					20,300
Other gains					118
Total other expense, net					(9,662)
Income before income taxes					$256,335
Segment assets as of December 31, 2017	$1,040,135	$695,990	$1,255,765	$148,139	$3,140,029
Property and equipment, net as of December 31, 2017	$196,451	$28,135	$43,564	$153	$268,303

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$464,254	$693,986	$801,919	$(1,544)	$1,958,615
Operating expenses:
Direct operating costs	224,793	528,774	422,508	(1,530)	1,174,545
Salaries and benefits	51,822	51,378	155,471	29,749	288,420
Selling, general and administrative	30,399	34,517	93,219	7,213	165,348
Depreciation and amortization	40,084	11,075	29,195	175	80,529
Total operating expenses	347,098	625,744	700,393	35,607	1,708,842
Operating income (expense)	$117,156	$68,242	$101,526	$(37,151)	$249,773
Other income (expense)
Interest income					1,696
Interest expense					(28,332)
Foreign currency exchange loss, net					(10,200)
Other gains					19,956
Total other expense, net					(16,880)
Income before income taxes					$232,893
Segment assets as of December 31, 2016	$786,166	$733,514	$1,136,722	$56,470	$2,712,872
Property and equipment, net as of December 31, 2016	$139,161	$23,939	$38,954	$91	$202,145

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2015
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$379,523	$708,373	$685,635	$(1,269)	$1,772,262
Operating expenses:
Direct operating costs	182,136	542,747	358,154	(1,188)	1,081,849
Salaries and benefits	45,364	49,752	137,077	26,969	259,162
Selling, general and administrative	25,822	38,272	85,096	7,195	156,385
Depreciation and amortization	31,807	11,163	26,650	405	70,025
Total operating expenses	285,129	641,934	606,977	33,381	1,567,421
Operating income (expense)	$94,394	$66,439	$78,658	$(34,650)	$204,841
Other income (expense)
Interest income					2,170
Interest expense					(24,814)
Foreign currency exchange loss, net					(41,418)
Other gains, net					315
Total other expense, net					(63,747)
Income before income taxes					$141,094
Segment assets as of December 31, 2015	$469,351	$646,000	$1,040,737	$36,626	$2,192,714
Property and equipment, net as of December 31, 2015	$99,798	$24,834	$32,591	$145	$157,368

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2017, 2016 and 2015, and property and equipment and total assets as of December 31, 2017 and 2016, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2017	2016	2015	2017	2016	2017	2016
United States	$572,383	$548,877	$529,467	$28,465	$25,837	$592,187	$373,303
Germany	495,778	409,590	377,170	20,668	16,852	435,687	404,733
United Kingdom	136,977	131,826	124,485	20,104	15,279	532,421	422,298
Poland	128,672	115,269	105,129	61,636	60,027	176,766	187,686
Spain	115,473	82,921	62,086	29,881	13,796	152,841	95,304
Italy	89,276	72,591	56,896	12,078	7,285	123,218	110,888
India	82,389	75,243	78,783	13,090	7,907	82,513	66,741
Australia	77,777	77,198	77,643	2,704	3,153	76,370	82,377
Greece	71,197	44,361	31,568	10,012	6,435	62,552	50,666
Malaysia	56,287	53,787	28,518	3,161	3,471	124,522	129,023
France	56,027	43,247	33,766	1,104	1,153	65,366	49,550
New Zealand	47,091	40,890	56,735	2,574	2,810	185,459	203,300
Other	323,095	262,815	210,016	62,826	38,140	530,127	537,003
Total foreign	1,680,039	1,409,738	1,242,795	239,838	176,308	2,547,842	2,339,569
Total	$2,252,422	$1,958,615	$1,772,262	$268,303	$202,145	$3,140,029	$2,712,872

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

Index to Consolidated Financial Statements

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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,574	$—	$36,574
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	(22,495)	$—	$(22,495)

		As of December 31, 2016
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$75,307	$—	$75,307
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(63,772)	$—	$(63,772)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s term loan due 2019 and revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the convertible notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2017 and 2016, the fair values of the convertible notes were $503.7 million and $475.1 million, respectively, with carrying values of $369.3 million and $358.3 million, respectively.

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

Index to Consolidated Financial Statements

(19) Commitments

As of December 31, 2017, the Company had $85.3 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.5 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2017, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $17.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $21.7 million over the terms of the agreements with the customers.
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
From time to time, the Company enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2017, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $385.9 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2017 or 2016.

Index to Consolidated Financial Statements

(20) Related Party Transactions

The Company leases airplanes from companies partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplanes are leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.4 million, $0.3 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, for the use of these airplanes.

In June 2014, the Company signed an ATM operating agreement with Rontec Ltd., a U.K. company in which Gerald Ronson holds a majority of the shares. Mr. Ronson is the father-in-law of Paul Althasen, one of the Company's directors. This is a commercial agreement under which the Company leases ATM sites from Rontec Ltd. at rates which it considers to be competitive commercial rates. The Company paid $49 thousand, $106 thousand and $124 thousand under this agreement in each of 2017, 2016 and 2015, respectively.

(21) Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2017
Revenues	$473,380	$536,563	$637,834	$604,645
Operating income	$41,286	$66,691	$116,901	$41,119
Net income (loss)	$28,069	$51,347	$100,353	$(22,829)
Net income (loss) attributable to Euronet Worldwide, Inc.	$28,123	$51,365	$100,290	$(22,933)
Earnings (loss) per common share:
Basic	$0.54	$0.98	$1.91	$(0.44)
Diluted	$0.51	$0.93	$1.80	$(0.44)
For the Year Ended December 31, 2016
Revenues	$437,894	$476,867	$524,025	$519,829
Operating income	$41,889	$59,310	$90,468	$58,106
Net income	$29,084	$55,577	$60,782	$28,655
Net income attributable to Euronet Worldwide, Inc.	$29,094	$55,677	$60,733	$28,911
Earnings per common share:
Basic	$0.55	$1.07	$1.16	$0.55
Diluted	$0.53	$1.04	$1.11	$0.54

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

March 1, 2018

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this annual report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under Investor Relations/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Equity Compensation Plan Table" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, is incorporated herein by reference.

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

10.8
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix A to the Company's Definitive Proxy Statement filed on April 15, 2013 (File No. 001-31648), and incorporated by reference herein) (2)

10.9
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-31648) and incorporated by reference herein) (2)

10.10
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-31648) and incorporated by reference herein) (2)

10.11.1
Employment Agreement dated February 24, 2011 between Euronet Card Services SA and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.11.2
Amendment of Employment Agreement dated November 3, 2017 between Euronet Card Services SA and Nikos Fountas, Executive Vice President, Chief Executive Officer of EFT EMEA Division (filed as Exhibit 10.1 to the Company's Current Report on 8-K filed on November 3, 2017 (File No. 001-3188) and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-31648) and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 (File No. 001-31648) and incorporated by reference herein) (2)

10.15
Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders Party Hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, as Syndication Agent and Bank of Montreal, BBVA Compass Bank, Keybank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2011 (File No. 001-31648) and incorporated by reference herein)

10.16
Commitment Increase Agreement, dated as of October 11, 2012 by and among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers under the Master Revolving Commitments, certain Subsidiaries and Affiliates as Guarantors, the Incremental Commitment Lenders, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2012 (File No. 001-31648) and incorporated by reference herein)

10.17
Amendment No. 1 dated April 9, 2014, to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Euronet Worldwide, Inc., and certain Subsidiaries and Affiliates, as Borrowers, certain Subsidiaries and Affiliates as Guarantors, the Lenders, Bank of America, N.A., as Administrative Agent and Collateral Agent, U.S. Bank National Association, BMO Capital Markets and BBVA Compass Bank, as Syndication Agent and Wells Fargo as Documentation Agent (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-Q filed on May 2, 2014 (File No. 001-31648) and incorporated by reference herein)

10.18
Purchase Agreement, dated October 30, 2014, among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, for themselves and on behalf of several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated by reference herein)

10.19	Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (1)(2)

10.20	Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (1)(2)

12.1	Computation of Ratio of Earnings to Fixed Charges (1)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.

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

Date: March 1, 2018

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown March 1, 2018	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller March 1, 2018	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen March 1, 2018	Director

/s/ Andrzej Olechowski Andrzej Olechowski March 1, 2018	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara March 1, 2018	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell March 1, 2018	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt March 1, 2018	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord March 1, 2018	Director

___________________ Mark R. Callegari	Director