Form 10-Q
period 2018-03-31
EURONET WORLDWIDE INC
filed 2018-05-10
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

On May 9, 2018, Euronet Worldwide, Inc. had 51,280,843 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$885,646	$819,144
Restricted cash	63,842	81,374
Trade accounts receivable, net of allowances for doubtful accounts of $23,637 at March 31, 2018 and $20,958 at December 31, 2017	707,242	744,879
Prepaid expenses and other current assets	213,212	244,789
Total current assets	1,869,942	1,890,186
Property and equipment, net of accumulated depreciation of $357,181 at March 31, 2018 and $340,128 at December 31, 2017	280,606	268,303
Goodwill	743,456	717,386
Acquired intangible assets, net of accumulated amortization of $187,761 at March 31, 2018 and $179,142 at December 31, 2017	148,057	150,543
Other assets, net of accumulated amortization of $46,381 at March 31, 2018 and $44,469 at December 31, 2017	115,314	113,611
Total assets	$3,157,375	$3,140,029
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$409,511	$494,841
Accrued expenses and other current liabilities	744,369	759,789
Current portion of capital lease obligations	5,361	5,369
Short-term debt obligations and current maturities of long-term debt obligations	46,972	41,288
Income taxes payable	56,696	54,437
Deferred revenue	55,413	51,996
Total current liabilities	1,318,322	1,407,720
Debt obligations, net of current portion	573,594	404,012
Capital lease obligations, net of current portion	9,492	9,753
Deferred income taxes	59,871	54,969
Other long-term liabilities	67,064	64,097
Total liabilities	2,028,343	1,940,551
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 59,020,849 issued at March 31, 2018 and 58,892,744 issued at December 31, 2017	1,180	1,178
Additional paid-in-capital	1,078,502	1,072,005
Treasury stock, at cost, 7,515,228 shares at March 31, 2018 and 6,084,586 shares at December 31, 2017	(343,398)	(217,161)
Retained earnings	463,367	436,954
Accumulated other comprehensive loss	(71,564)	(94,458)
Total Euronet Worldwide, Inc. stockholders’ equity	1,128,087	1,198,518
Noncontrolling interests	945	960
Total equity	1,129,032	1,199,478
Total liabilities and equity	$3,157,375	$3,140,029
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$550,515	$473,380
Operating expenses:
Direct operating costs	343,324	296,607
Salaries and benefits	85,706	71,863
Selling, general and administrative	50,011	41,987
Depreciation and amortization	26,002	21,637
Total operating expenses	505,043	432,094
Operating income	45,472	41,286
Other income (expense):
Interest income	296	1,170
Interest expense	(7,606)	(7,148)
Loss from unconsolidated affiliates	(117)	—
Foreign currency exchange gain, net	1,935	1,715
Other gains	31	17
Other expense, net	(5,461)	(4,246)
Income before income taxes	40,011	37,040
Income tax expense	(13,667)	(8,971)
Net income	26,344	28,069
Net loss attributable to noncontrolling interests	69	54
Net income attributable to Euronet Worldwide, Inc.	$26,413	$28,123

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.51	$0.54
Diluted	$0.49	$0.51

Weighted average shares outstanding:
Basic	51,899,282	52,345,944
Diluted	53,953,246	54,921,779
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$26,344	$28,069
Translation adjustment	22,948	19,420
Comprehensive income	49,292	47,489
Comprehensive loss attributable to noncontrolling interests	15	30
Comprehensive income attributable to Euronet Worldwide, Inc.	$49,307	$47,519
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$26,344	$28,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,002	21,637
Share-based compensation	4,029	3,706
Unrealized foreign exchange gain, net	(1,935)	(1,715)
Deferred income taxes	2,818	922
Loss from unconsolidated affiliates	117	—
Accretion of convertible debt discount and amortization of debt issuance costs	3,477	3,317
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(674)	(98)
Trade accounts receivable	51,720	140,012
Prepaid expenses and other current assets	36,763	62,147
Trade accounts payable	(98,581)	(144,333)
Deferred revenue	2,501	1,924
Accrued expenses and other current liabilities	(28,241)	(45,441)
Changes in noncurrent assets and liabilities	3,488	656
Net cash provided by operating activities	27,828	70,803
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,257)	—
Purchases of property and equipment	(24,415)	(22,659)
Purchases of other long-term assets	(1,808)	(1,513)
Other, net	201	259
Net cash used in investing activities	(33,279)	(23,913)
Cash flows from financing activities:
Proceeds from issuance of shares	2,300	2,084
Repurchase of shares	(126,577)	(2,188)
Borrowings from revolving credit agreements	1,010,643	342,113
Repayments of revolving credit agreements	(841,786)	(342,900)
Repayments of long-term debt obligations	(2,449)	(1,875)
Repayments of capital lease obligations	(1,793)	(1,150)
Borrowings from (repayments of) short-term debt obligations, net	1,557	(2,746)
Other, net	1	301
Net cash provided by (used in) financing activities	41,896	(6,361)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12,525	10,962
Increase in cash and cash equivalents and restricted cash	48,970	51,491
Cash and cash equivalents and restricted cash at beginning of period	900,518	812,088

Cash and cash equivalents and restricted cash at end of period	$949,488	$863,579

Supplemental disclosure of cash flow information:
Interest paid during the period	$5,621	$6,387
Income taxes paid during the period	$11,981	$5,825
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017, including the notes thereto, set forth in the Company’s 2017 Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, coinciding with the tourism season. Additionally, the EFT Processing and epay Segments are impacted by seasonality during the fourth quarter and the first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.
(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), and subsequently modified the standard with several ASUs. The Company adopted the standard on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605.
The Company completed its review of customer contracts relative to the requirements of Topic 606 and concluded that revenues from certain customer contracts in the epay Segment should be recorded differently under the principal versus agent guidance of Topic 606. With respect to those contracts, the Company concluded that it earns a commission from content providers for distributing and processing their prepaid mobile airtime and other electronic payment products, but it is not the principal for the products themselves. As a result, the impact of the change in accounting principle was a $22.6 million reduction in both revenues and direct operating expenses for the three months ended March 31, 2018.

Contract Balances
The new standard requires the deferral of incremental costs to obtain customer contracts, known as contract assets, which are then amortized to expense as part of selling, general and administrative expense over the respective periods of expected benefit. The Company completed its review of such costs and concluded that a transition adjustment was not necessary related to contract assets. However, the Company has implemented processes and controls to record such costs on an ongoing basis and will disclose them if they become material.

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by $17.6 million of cash payments received or due in advance of satisfying the performance obligations, offset by $15.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

Variable Consideration
Within the EFT segment, outsourcing services area generally billed on the basis of a fixed fee per ATM, plus a transaction-based fee. Transaction-based fees are recognized at the time the transactions are processed and outsourcing management fees are recognized ratably over the contract period. These fees can be variable based on transaction volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. In addition, the epay segment generates commissions from the distribution of electronic content. It is common for these long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or program milestones and can be based upon customer discretion.

Transaction fees, as well as any tiered volume discounts or incentive fees, are calculated and billed monthly in accordance with the terms established in the contract. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainly associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on as assessment of Euronet's anticipated performance and all information (historical, current and forecast) that is reasonably available.

Arrangements with Multiple Performance Obligations
The Company's most significant revenues are generated from transaction fees for which there are no remaining performance obligations left to fulfill after revenue is recognized. An insignificant amount of revenues are generated from contracts with customers which may include multiple performance obligations. For such arrangements, Euronet allocates revenues to each performance obligation based on its relative standalone selling price.

Disaggregation of Revenues
Revenues are recognized when control of the promised goods or services is transferred to Euronet's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for goods or services.

The following table presents the Company's revenues disaggregated by segment and region. Sales and usage-based taxes are excluded from revenues. The Company believes disaggregation by segment and region best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues by segment and region is based on management's assessment of segment performance together with allocation of financial resources, both capital and operating support costs, on a segment and regional level. Both segments and regions benefit from synergies achieved through concentration of operations and are influenced by macro-economic, regulatory and political factors in the respective segment and region.

	For the Three Months Ended March 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total
North America	$8,016	$41,051	$128,984	$178,051
Europe	100,087	113,451	73,958	287,496
Asia Pacific	27,594	17,453	32,141	77,188
Other	7	4,890	3,753	8,650
Total	$135,704	$176,845	$238,836	$551,385

	For the Three Months Ended March 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Total
North America	$7,398	$16,971	$121,548	$145,917
Europe	75,895	119,834	55,723	251,452
Asia Pacific	22,456	22,927	24,796	70,179
Other	3	4,438	1,906	6,347
Total	$105,752	$164,170	$203,973	$473,895
As noted above, prior period amounts have not been adjusted under the modified retrospective method.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new standard specifies that liabilities within its scope are considered to be financial liabilities, and amends the guidance in ASC 405-20, Extinguishments of Liabilities, by directing entities to derecognize prepaid stored-value product liabilities based on expected breakage in proportion to the pattern of rights expected to be exercised by the consumer. Derecognition for breakage is permitted only to the extent that it is probable that a significant reversal of recognized breakage will not subsequently occur. The new standard is consistent with the breakage guidance in Topic 606. The ASU is effective for annual periods beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. The Company adopted this ASU as of January 1, 2018 along with Topic 606. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”. This accounting standard provides guidance on eight specific cash flow issues. Subsequently, the FASB issued amendments to this accounting standard that required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the statement of cash flows. The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

The Company adopted these standards as of January 1, 2018. The adoption of these accounting standards resulted in an increase in net cash provided by operating activities of $20.0 million for the three months ended March 31, 2017. As of March 31, 2018, the Company had $63.8 million of restricted cash consisting of restricted cash held in trust and/or cash held on behalf of others and cash collateral on bank credit arrangements. Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities by certain subsidiaries within the Company’s epay and EFT Processing Segments. Amounts collected on behalf of certain mobile phone operators and/or merchants are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The amendments of this ASU are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 and prospective application is required. The Company adopted ASU 2017-09 as of January 1, 2018 and the adoption did not have a significant impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect of the adoption of ASU 2016-13 on its consolidated financial statements.

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

	Three Months Ended March 31,
	2018	2017
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,899,282	52,345,944
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,578,071	1,706,342
Incremental shares from assumed conversion of convertible notes	475,893	869,493
Diluted weighted average shares outstanding	53,953,246	54,921,779
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three months ended March 31, 2018 and 2017. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,151,000 and 969,000 for the three months ended March 31, 2018 and 2017, respectively.
The Company's convertible notes have settlement features requiring the Company upon conversion to settle the principal amount of the debt and the conversion value in excess of the principal value ("conversion premium") for cash or shares of the Company's common stock or a combination thereof, at the Company's option. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium.  Accordingly, the convertible notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $72.18 per share and the dilutive effect increases the more the market price exceeds the conversion price. As of March 31, 2018 and 2017, the stock price exceeded the conversion price and these notes were dilutive to earnings per share. Further, as a result of the share price decreasing from $85.52 at March 31, 2017 to $78.92 at March 31, 2018, there was a decrease in shares from the assumed conversion of convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the three months ended March 31, 2018, the Company repurchased $125.0 million in value of Euronet common stock under the Repurchase Program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $22.9 million and $19.4 million for the three months ended March 31, 2018 and 2017, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2018 and 2017.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2018 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2017	$150,543	$717,386	$867,929
Increases (decreases):
Acquisition	—	15,229	15,229
Amortization	(5,841)	—	(5,841)
Other (primarily changes in foreign currency exchange rates and impairment)	3,355	10,841	14,196
Balance as of March 31, 2018	$148,057	$743,456	$891,513
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2018, is expected to total $17.6 million for the remainder of 2018, $22.5 million for 2019, $21.7 million for 2020, $20.7 million for 2021, $19.6 million for 2022 and $14.5 million for 2023.
In March 2018, the Company completed the acquisition of a small European business for an immaterial amount of cash consideration. The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2017 resulted in impairment charges of $31.8 million.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2017 annual impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Accrued expenses	$253,627	$301,390
Money transfer settlement obligations	328,962	343,613
Accrued amounts due to mobile operators and other content providers	138,356	92,291
Derivative liabilities	23,424	22,495
Total	$744,369	$759,789

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Credit Facility:
Term loan, due 2019	$48,750	$51,094
Revolving credit agreements, due 2019	171,804	3,000
	220,554	54,094
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	372,090	369,259

Other obligations	33,097	27,763

Total debt obligations	625,741	451,116
Unamortized debt issuance costs	(5,175)	(5,816)
Carrying value of debt	620,566	445,300
Short-term debt obligations and current maturities of long-term debt obligations	(46,972)	(41,288)
Long-term debt obligations	$573,594	$404,012

Credit Facility
As of March 31, 2018, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $48.8 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 3.14% and 3.25%, respectively, as of March 31, 2018.
Convertible Debt
The Convertible Senior Notes (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of March 31, 2018. The Convertible Notes mature in October 2044 unless repurchased or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share. Holders of the Convertible Notes have the option to require the Company to purchase their notes at par on October 1, 2020, and have additional options to require the Company to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company.
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
None of the above conversion conditions are currently in effect.
Contractual interest expense for the Convertible Notes was $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Accretion expense was $2.8 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. The effective interest rate was 4.7% for the three months ended March 31, 2018. As of March 31, 2018, the unamortized discount was $30.4 million, and will be amortized through October 1, 2020.

(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S. dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates being reflected concurrently in earnings for both the derivative instrument and the transaction and having an offsetting effect.
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of March 31, 2018, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $301 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of March 31, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $132 million, primarily in British pounds, euros and Polish zloty.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $18.7 million and $15.7 million for the three months ended March 31, 2018 and 2017, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of March 31, 2018 was approximately $1.3 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.

Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$40,105	$36,574	Other current liabilities	$(23,424)	$(22,495)
The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2018 and December 31, 2017 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$40,105	$—	$40,105	$(15,816)	$(7,550)	$16,739

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$36,574	$—	$36,574	$(15,050)	$(7,603)	$13,921
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(23,424)	$—	$(23,424)	$15,816	$940	$(6,668)

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$(22,495)	$—	$(22,495)	$15,050	$2,716	$(4,729)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following tables summarize the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2018	2017
Foreign currency exchange contracts	Foreign currency exchange gain, net	$1,295	$(4,659)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$40,105	$—	$40,105
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23,424)	$—	$(23,424)

		As of December 31, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,574	$—	$36,574
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(22,495)	$—	$(22,495)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2018 and December 31, 2017, the fair values of the Convertible Notes were $495.1 million and $503.7 million, respectively, with carrying values of $372.1 million and $369.3 million, respectively.
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

The following tables present the Company’s reportable segment results for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$135,704	$176,845	$238,836	$(870)	$550,515
Operating expenses:
Direct operating costs	81,837	134,922	127,431	(866)	343,324
Salaries and benefits	17,005	14,417	47,357	6,927	85,706
Selling, general and administrative	9,115	8,733	29,699	2,464	50,011
Depreciation and amortization	16,200	1,878	7,895	29	26,002
Total operating expenses	124,157	159,950	212,382	8,554	505,043
Operating income (expense)	$11,547	$16,895	$26,454	$(9,424)	$45,472

	For the Three Months Ended March 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$105,752	$164,170	$203,973	$(515)	$473,380
Operating expenses:
Direct operating costs	62,073	126,160	108,885	(511)	296,607
Salaries and benefits	13,746	12,595	38,889	6,633	71,863
Selling, general and administrative	7,186	8,960	22,813	3,028	41,987
Depreciation and amortization	11,785	2,533	7,291	28	21,637
Total operating expenses	94,790	150,248	177,878	9,178	432,094
Operating income (expense)	$10,962	$13,922	$26,095	$(9,693)	$41,286

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
EFT Processing	$207,284	$196,451	$1,224,959	$1,040,135
epay	29,261	28,135	624,573	695,990
Money Transfer	43,974	43,564	1,301,563	1,255,765
Corporate Services, Eliminations and Other	87	153	6,280	148,139
Total	$280,606	$268,303	$3,157,375	$3,140,029

(10) INCOME TAXES
The Company's effective income tax rate was 34.2% and 24.2% for the three months ended March 31, 2018 and 2017, respectively. The Company's effective income tax rate for the three months ended March 31, 2017 was less than the applicable statutory rate of 35% primarily as a result of the Company's U.S. tax position. The Company had significant U.S. federal tax net operating loss carryforwards with no recent history of significant U.S. taxable income; therefore, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company generated pre-tax U.S. GAAP income, no income tax expense was recognized to the extent there were net operating loss carryforwards to offset the pre-tax U.S. GAAP income.

The Company's effective income tax rate for the three months ended March 31, 2018 was higher than the applicable statutory income tax rate of 21% as a result of the enactment into law what is commonly known as the Tax Cuts and Jobs Act of 2017 (the "Act") and the Act's impact on the Company's U.S. income tax positions at the end of 2017. The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings. As stated above, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Upon enactment of the Act, the Company expected to utilize its historic U.S. federal tax net operating losses to partially offset the transition tax and released the associated valuation allowance in the fourth quarter of 2017. This change has created additional U.S. tax expense as the Company now recognizes income tax expense on its pre-tax U.S. GAAP income. In addition, the Act's global intangible low-taxed income ("GILTI") provision has subjected the Company's foreign earnings to additional U.S. tax expense.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period of up to one year from the Act's enactment date for companies to complete their accounting. In accordance with SAB 118, we provided provisional amounts where appropriate which we believe represent a reasonable estimate based on available information and our interpretations of the Act. Further, the Company is allowed to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or recognize such taxes as current period expenses when incurred. Due to the complexity of calculating GILTI, we have not determined which method we will apply. We will continue to evaluate the Act and adjust the provisional amounts as additional information becomes available.
(11) COMMITMENTS
As of March 31, 2018, the Company had $85.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $56.8 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $4.0 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2018, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $17.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $21.8 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2018, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $422 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2018 or December 31, 2017.
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the Brexit vote and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection requirements, and GDPR and PSD2 requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A-Risk Factors in this Form 10-Q. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 38,358 ATMs and approximately 263,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 350,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through HiFX branded websites and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 11 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 69% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations.

SOURCES OF REVENUES AND CASH FLOW
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 25% of total consolidated revenues for the first quarter of 2018, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 32% of total consolidated revenues for the first quarter of 2018, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 66% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer. Agreements with mobile operators and prepaid content providers are important to the success of our business and these agreements permit us to distribute prepaid mobile airtime and other electronic payment products to retailers.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 43% of total consolidated revenues for the first quarter of 2018, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, xe and HiFX branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
The Company offers a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement had an initial term expiring in April 2017, and was renewed for an additional three years until April 2020. Thereafter, it will automatically renew for subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2018 and 2017 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase Percent
EFT Processing	$135,704	$105,752	$29,952	28%
epay	176,845	164,170	12,675	8%
Money Transfer	238,836	203,973	34,863	17%
Total	551,385	473,895	77,490	16%
Corporate services, eliminations and other	(870)	(515)	(355)	69%
Total	$550,515	$473,380	$77,135	16%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase (Decrease) Percent
EFT Processing	$11,547	$10,962	$585	5%
epay	16,895	13,922	2,973	21%
Money Transfer	26,454	26,095	359	1%
Total	54,896	50,979	3,917	8%
Corporate services, eliminations and other	(9,424)	(9,693)	269	(3)%
Total	$45,472	$41,286	$4,186	10%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the first quarter 2018 was 10% more due to the changes in foreign currency exchange rates when compared to the same period of 2017.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Increase Percent
Currency (dollars per foreign currency)	2018	2017
Australian dollar	$0.7859	$0.7580	4%
British pound	$1.3917	$1.2390	12%
euro	$1.2289	$1.0654	15%
Hungarian forint	$0.0039	$0.0035	11%
Indian rupee	$0.0155	$0.0149	4%
Malaysian ringgit	$0.2550	$0.2250	13%
New Zealand dollar	$0.7270	$0.7113	2%
Polish zloty	$0.2941	$0.2467	19%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2018 and 2017 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase Percent
Total revenues	$135,704	$105,752	$29,952	28%
Operating expenses:
Direct operating costs	81,837	62,073	19,764	32%
Salaries and benefits	17,005	13,746	3,259	24%
Selling, general and administrative	9,115	7,186	1,929	27%
Depreciation and amortization	16,200	11,785	4,415	37%
Total operating expenses	124,157	94,790	29,367	31%
Operating income	$11,547	$10,962	$585	5%
Transactions processed (millions)	622	537	85	16%
ATMs as of March 31,	38,358	35,145	3,213	9%
Average ATMs	37,651	34,578	3,073	9%

Revenues
EFT Processing Segment total revenues for the three months ended March 31, 2018 were $135.7 million, an increase of $30.0 million or 28% as compared to the same period in 2017. The increase in total revenues for the three months ended March 31, 2018 was primarily due to an increase in the number of ATMs under management in Europe and the impact of the U.S. dollar weakening against key foreign currencies. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions. The increase for the three months ended March 31, 2018 was also impacted by the recovery from a cash shortage in India due to the demonetization initiated in the fourth quarter of 2016, which carried over into the first quarter of 2017. In the second half of 2017, the India cash supply returned to near pre-demonetization levels. For the three months ended March 31, 2018, revenues were also higher than the same period in the prior year as a result of a higher volume of sales of POS devices in Greece. Foreign currency movements increased total revenues by approximately $14.4 million for the three months ended March 31, 2018 as compared to the same period in 2017. These increases were partly offset by a price reduction granted in December 2017 on a POS processing contract in exchange for a contract extension.
Average monthly revenues per ATM were $1,201 for the three months ended March 31, 2018, compared to $1,019 for the three months ended March 31, 2017. Revenues per transaction were $0.22 for the first quarter of 2018, compared to $0.20 for the first quarter of 2017. The increases in average monthly revenues and revenue per transaction were primarily the result of the impact of the weakening of the U.S. dollar against key foreign currencies.
Direct operating costs
EFT Processing Segment direct operating costs were $81.8 million for the three months ended March 31, 2018, an increase of $19.8 million or 32% as compared to the same period in 2017. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three months ended March 31, 2018 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network which has more seasonal revenue generation and the impact of the U.S. dollar weakening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $53.9 million for the three months ended March 31, 2018, compared to $43.7 million for the three months ended March 31, 2017. The increase in gross profit was primarily due to the growth in revenues from the increase in ATMs under management, DCC transactions processed and the net impact of the U.S. dollar weakening against key foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 39.7% for the three months ended March 31, 2018, as compared to 41.3% for the three months ended March 31, 2017. The decrease in gross margin was primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs, including a higher number of independent ATMs that were deactivated during the winter season, along with ATM growth in the India market where we earn lower revenue per transaction. The decrease in gross margin was also attributable to the price reduction from the POS contract extension and the higher volume of sales of POS devices in Greece from which we earn a lower margin than many other transactions.
Salaries and benefits
Salaries and benefits expense increased $3.3 million or 24% for the three months ended March 31, 2018, compared to the same period in 2017. The increase in salaries and benefits was primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management and the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, these costs decreased to 12.5% for the first quarter of 2018, compared to 13.0% for the first quarter of 2017. The decrease was primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2018 were $9.1 million, an increase of $1.9 million or 27% as compared to the same period in 2017. The increase in selling, general and administrative expenses was primarily due to an increase in costs to support the growth in the business and the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses were 6.7% for the three months ended March 31, 2018, compared to 6.8% for the three months ended March 31, 2017.
Depreciation and amortization
Depreciation and amortization expense increased $4.4 million for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily attributable to the deployment of additional ATMs under management, including more expensive cash recycling ATMs, and software assets as well as the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense was 11.9% for the first quarter of 2018 as compared to 11.1% for the same period of 2017. The increase was mainly due to the increase in the number of ATMs seasonally deactivated for the three months ended March 31, 2018 compared to the same period in 2017.
Operating income
EFT Processing Segment operating income for the three months ended March 31, 2018 was $11.5 million, an increase of $0.6 million or 5% as compared to the same period in 2017. EFT Processing Segment operating income for the three months ended March 31, 2018 increased primarily due to the net impact of the U.S. dollar weakening against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 8.5% for the first quarter of 2018 compared to 10.4% for the first quarter of 2017. The decrease in operating margin was attributable to additional costs for ATMs added to the network, including fixed costs of ATMs deactivated during the winter season which increased for the first quarter of 2018 compared to the same period in 2017. Operating income per transaction remained at $0.02 for the first quarters of 2018 and 2017.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2018 and 2017 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$176,845	$164,170	$12,675	8%
Operating expenses:
Direct operating costs	134,922	126,160	8,762	7%
Salaries and benefits	14,417	12,595	1,822	14%
Selling, general and administrative	8,733	8,960	(227)	(3)%
Depreciation and amortization	1,878	2,533	(655)	(26)%
Total operating expenses	159,950	150,248	9,702	6%
Operating income	$16,895	$13,922	$2,973	21%
Transactions processed (millions)	258	308	(50)	(16)%
Revenues
epay Segment total revenues for the three months ended March 31, 2018 were $176.8 million, an increase of $12.7 million or 8% as compared to the same period in 2017. The increases in total revenues were primarily due to the impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased total revenues by approximately $15.0 million for the three months ended March 31, 2018 compared to the same period in 2017. Revenues also increased due to an increase in gifts fulfilled by our cadooz subsidiary and an increase in the number of non-mobile transactions processed in Germany. The increase in total revenues was partially offset by a decrease in prepaid mobile transactions processed in the U.S., the U.K. and Australia due to competitive pressures on prepaid mobile carriers.
Revenues per transaction were $0.69 for the first quarter of 2018 compared to $0.53 for the same period in 2017. The increase in revenues per transaction was primarily due to the net impact of the U.S. dollar weakening against key foreign currencies and revenue growth from non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions. The increase in revenues per transaction was also favorably impacted by the loss of a high-volume, low-margin customer in the Middle East.
Direct operating costs
epay Segment direct operating costs were $134.9 million for the three months ended March 31, 2018, an increase of $8.8 million as compared to the same period in 2017. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the net impact of the U.S. dollar weakening against key foreign currencies. Direct operating costs also increased as a result of an increase in non-mobile transactions processed in Germany.
Gross profit
Gross profit was $41.9 million for the three months ended March 31, 2018, as compared to $38.0 million for the three months ended March 31, 2017. The increase in gross profit was primarily due to the net impact of the U.S. dollar weakening against key foreign currencies, growth in non-mobile transactions processed in Germany and an increase in vouchers distributed by our cadooz subsidiary, partly offset by a decrease in prepaid mobile transactions processed in certain markets.
During the three months ended March 31, 2018, the gross margin was 23.7% as compared to 23.2% for the same period in 2017. The increase in gross margin for the first quarter was primarily due to the increase in the percentage of non-mobile transactions on which we earn a higher gross margin than mobile transactions.

Salaries and benefits
Salaries and benefits expense increased $1.8 million or 14% for the three months ended March 31, 2018 compared to the same period in 2017. The increase was mainly driven by the impact of the U.S. dollar weakening against key foreign currencies and higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits were 8.2% for the three months ended March 31, 2018, as compared to 7.7% for the same period in 2017.
Selling, general and administrative
Selling, general and administrative expenses were $8.7 million for the three months ended March 31, 2018, a decrease of 3% as compared to the same period in 2017. The decrease in selling, general and administrative expenses was mainly due to cost control efforts. As a percentage of revenues, selling, general and administrative expenses were 4.9% for the three months ended March 31, 2018 compared to 5.5% for the same period in 2017.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was $1.9 million, a decrease of 26% as compared to the same period in 2017. The decrease was largely due to certain intangible assets becoming fully amortized in the third quarter of 2017, partly offset by the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense was 1.1% for the three months ended March 31, 2018, and 1.5% for the three months ended March 31, 2017.
Operating income
epay Segment operating income for the three months ended March 31, 2018 was $16.9 million, an increase of $3.0 million as compared to the same period in 2017. Operating income for the three months ended March 31, 2018 improved as a result of the net impact of the U.S. dollar weakening against key foreign currencies and increased gross profit from the distribution of more non-mobile products and vouchers in Germany, along with operating cost controls.
Operating margin increased to 9.6% for the three months ended March 31, 2018, from 8.5% for the same period in 2017. The increase is mainly due to an increase in the percentage of non-mobile products which earn a higher margin than mobile transactions. Operating income per transaction increased to $0.07 for the three months ended March 31, 2018 from $0.05 for the same period in 2017. The increase is primarily due to the net impact of the U.S. dollar weakening against key foreign currencies.
MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2018 and 2017 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase Percent
Total revenues	$238,836	$203,973	$34,863	17%
Operating expenses:
Direct operating costs	127,431	108,885	18,546	17%
Salaries and benefits	47,357	38,889	8,468	22%
Selling, general and administrative	29,699	22,813	6,886	30%
Depreciation and amortization	7,895	7,291	604	8%
Total operating expenses	212,382	177,878	34,504	19%
Operating income	$26,454	$26,095	$359	1%
Transactions processed (millions)	24.3	20.7	3.6	17%
Revenues
Money Transfer Segment total revenues for the three months ended March 31, 2018 were $238.8 million, an increase of $34.9 million or 17% as compared to the same period in 2017. The increase in total revenues for the three months ended March 31, 2018 was primarily due to increases in the number of money transfers processed, driven by growth in the U.S. and foreign agent and correspondent payout networks, and the net impact of the U.S. dollar weakening against key foreign currencies. The increase was partly offset by the reduced rates for our Walmart-2-Walmart product beginning in the second quarter of 2017.
Revenues per transaction decreased to $9.83 for the first quarter of 2018 compared to $9.85 for the same period in 2017. The decrease was primarily due to the impact of the increase in volume from our Walmart money transfer product, which earns lower revenues per transaction than other money transfer services and reduced rates charged for the Walmart-2-Walmart product beginning in the second quarter of 2017, largely offset by the net impact of the U.S. dollar weakening against key foreign currencies.
Direct operating costs
Money Transfer Segment direct operating costs were $127.4 million for the three months ended March 31, 2018, an increase of $18.5 million or 17% as compared to the same period in 2017. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the three months of 2018 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $111.4 million for the three months ended March 31, 2018, as compared to $95.1 million for the three months ended March 31, 2017. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the U.S. dollar weakening against key foreign currencies.
During the three months ended March 31, 2018, gross margin remained flat at 46.6% compared to the same period in the prior year.
Salaries and benefits
Salaries and benefits expenses increased $8.5 million or 22% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in salaries and benefits was primarily due to the expansion of our operations in foreign markets and the net impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, salaries and benefits were 19.8% for the three months ended March 31, 2018, as compared to 19.1% for the three months ended March 31, 2017. The increase was primarily due to lower first quarter 2018 revenues compared to the same period in 2017 as a result the reduced rates for our Walmart-2-Walmart product.
Selling, general, and administrative
Selling, general and administrative expenses for the three months ended March 31, 2018 were $29.7 million, an increase of $6.9 million or 30%, as compared to the same period in 2017. The increase was primarily due to expenses incurred to support the growth of our money transfer services and the expansion of new products in both the U.S. and foreign markets along with the net impact of the U.S. dollar weakening against key foreign currencies.
As a percentage of revenues, selling, general and administrative expenses increased to 12.4% for the three months ended March 31, 2018, as compared to 11.2% for the same period in 2017. This increase was primarily due to the growth rate of support costs exceeding the growth rate of money transfer revenues as we develop and promote expanded payout locations and new products.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased $0.6 million or 8%, for the three months ended March 31, 2018 compared to the same period in 2017, largely due to the impact of the U.S. dollar weakening against key foreign currencies.
As a percentage of revenues, depreciation and amortization expense was 3.3% for the first quarter of 2018 as compared to 3.6% for the same period of 2017. The decrease was primarily due to certain intangible assets becoming fully amortized.
Operating income
Money Transfer Segment operating income for the three months ended March 31, 2018 was $26.5 million, an increase of $0.4 million or 1% as compared to the same period of 2017. Operating income for the three months ended March 31, 2018 increased primarily due to the net impact of the U.S. dollar weakening against key foreign currencies. The increase was also affected by the growth in the number of money transfers processed, partly offset by the additional salaries and benefits and other costs incurred and the reduced rates for Walmart-2-Walmart transfer services.

As a percentage of revenues, operating margin was 11.1% for the three months ended March 31, 2018 as compared to 12.8% for the same period in 2017. Operating income per transaction decreased to $1.09 for the first quarter of 2018 from $1.26 for the same period in 2017. Operating margin and operating income per transaction decreased primarily due to the decrease in margin realized with the renewal of the Walmart-2-Walmart agreement and the additional salaries and benefits and other costs incurred to support the growth in the business. The decrease in operating income per transaction was partly offset by the net impact of the U.S. dollar weakening against key foreign currencies.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2018 and 2017 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$6,927	$6,633	$294	4%
Selling, general and administrative	2,468	3,032	(564)	(19)%
Depreciation and amortization	29	28	1	4%
Total operating expenses	$9,424	$9,693	$(269)	(3)%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $9.4 million for the three months ended March 31, 2018, a decrease of 3% as compared to the same period in 2017. The increase in salaries and benefits expenses for the first three months of 2018 was primarily due to an increase in share-based compensation. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in professional services and other costs incurred in connection with the proposed acquisition of MoneyGram International, Inc. that occurred in the prior year but not in the current period.
OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$296	$1,170	$(874)	(75)%
Interest expense	(7,606)	(7,148)	(458)	6%
Loss from unconsolidated affiliates	(117)	—	(117)	n/m
Foreign currency exchange gain, net	1,935	1,715	220	13%
Other gains	31	17	14	82%
Other expense, net	$(5,461)	$(4,246)	$(1,215)	29%
________________
n/m — Not meaningful
Interest income
The decrease in interest income for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the interest earned on a tax refund received in India in the first quarter of 2017 which did not occur in the current period.
Interest expense
The increase in interest expense for the three months ended March 31, 2018 compared to the same period in 2017 was primarily related to higher interest rates and additional borrowings under the Credit Facility throughout the quarter to fund the operating cash for our Independent ATM Deployed (“IAD”) networks.

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
We recorded net foreign currency exchange gains of $1.9 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. These realized and unrealized foreign currency exchange gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 34.2% for the three months ended March 31, 2018, as compared to 24.2% for the same period in 2017. The Company's effective income tax rate for the three months ended March 31, 2017 was less than the applicable statutory income tax rate of 35% primarily as a result of the Company's U.S. income tax position. The Company had significant U.S. federal tax net operating loss carryforwards with no recent history of significant U.S. taxable income; therefore, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company generated pre-tax U.S. GAAP income, no income tax expense was recognized to the extent there were net operating loss carryforwards to offset the income. The Company's effective income tax rate for the three months ended March 31, 2018 was higher than the applicable statutory income tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act") and its impact on the Company's U.S. income tax positions at the end of 2017. The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings. As stated above, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. After enactment of the Act, the Company expected to utilize its U.S. federal net operating losses to partially offset the transition tax and released the associated valuation allowance in the prior year. This change has created additional U.S. tax expense as the Company will now recognize income tax expense on its pre-tax U.S. GAAP income. In addition, the Act's GILTI provision has created additional U.S. tax expense on foreign earnings. The increase in the effective tax rate for the first quarter of 2018 compared to the same period in 2017 is largely due to the Act's impact on the Company's U.S. income tax positions. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

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

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $26.4 million for the three months ended March 31, 2018, a decrease of $1.7 million as compared to the same period in 2017. The decrease in net income was primarily due to a $4.7 million increase in income tax expense, a decrease in interest income of $0.9 million and an increase in interest expense of $0.5 million, partly offset by an increase in operating income of $4.2 million and a $0.2 million increase in net foreign currency exchange gains.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2018 and December 31, 2017, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $551.6 million and $482.5 million, respectively. Our ratio of current assets to current liabilities at March 31, 2018 and December 31, 2017 was 1.42 and 1.34, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of March 31, 2018, we had approximately $485 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $885.6 million at March 31, 2018, of which $708.9 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
Liquidity	2018	2017
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$27,828	$70,803
Investing activities	(33,279)	(23,913)
Financing activities	41,896	(6,361)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	12,525	10,962
Increase in cash and cash equivalents and restricted cash	$48,970	$51,491

Operating activity cash flow
Cash flows provided by operating activities were $27.8 million for the first quarter of 2018 compared to $70.8 million for the first quarter of 2017. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $33.3 million for the first quarter of 2018 compared to $23.9 million for the first quarter of 2017. The increase is primarily due to an acquisition and increased capital expenditures mainly related to our ATM network expansion. During the first quarter of 2018, we used $7.3 million for a business acquisition. During the first quarter of 2018, we used $24.4 million for purchases of property and equipment compared to $22.7 million during the first quarter of 2017. Cash used for software development and other investing activities totaled $1.6 million and $1.3 million for the first quarter of 2018 and 2017, respectively.

Financing activity cash flow
Cash flows provided by financing activities were $41.9 million for the first quarter of 2018 compared to cash used of $6.4 million for the first quarter of 2017. Our financing activities for the first quarter of 2018 consisted of net borrowings of $168.0 million compared to net debt repayments of $5.4 million for the first quarter of 2017. The increase in net borrowings for the first three months of 2018 compared to the same period of 2017 was the result of additional borrowings under the credit facilities to fund the operating cash of our IAD networks. Additionally, we used $1.8 million and $1.2 million during the first quarter of 2018 and 2017, respectively, for capital lease repayments. We repurchased $126.6 million and $2.2 million of our stock during the first quarter of 2018 and 2017, respectively. During the first quarter of 2018, we repurchased $125.0 million of our shares and paid $1.6 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $2.2 million for the same period of 2017. We received proceeds from stock option exercises of $2.3 million and $2.1 million for the first quarter of 2018 and 2017, respectively.
Other sources of capital
Credit Facility - As of March 31, 2018, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which has been reduced to $48.8 million through principal amortization payments. The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our working capital needs.
As of March 31, 2018, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of March 31, 2018, we had borrowings of $48.8 million outstanding under the term loan. We had $171.8 million of borrowings and $56.8 million of stand-by letters of credit outstanding under the revolving credit facility as of March 31, 2018. The remaining $371.4 million under the revolving credit facility was available for borrowing. As of March 31, 2018, the weighted average interest rates under the revolving credit facility and Term Loan A were 3.14% and 3.25%, respectively, excluding amortization of deferred financing costs.
The Credit Facility expires in April 2019 and we are in the process of evaluating replacement arrangements. While we cannot provide assurances that we will be able to obtain a favorable replacement for the Credit Facility, based on consultations to date, we believe that we will be able to obtain a replacement arrangement on terms similar to the current Credit Facility.
Convertible debt - We have $402.5 million in principal amount of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). No conversion conditions are currently in effect.
The Convertible Notes were convertible during the fourth quarter of 2017, but no holders exercised their conversion rights. We believe this was primarily due to the fair value of the Convertible Notes exceeding their conversion value. Should any conversion condition become effective and should any holders exercise their conversion rights, we believe our capital resources are sufficient to satisfy any conversion.
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
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of March 31, 2018, there was $33.1 million outstanding under these other obligation arrangements. Short-term debt obligations, excluding the ATM facility, as of March 31, 2018 were primarily comprised of $32.0 million due in the next twelve months under these other obligation arrangements and $15.0 million of payments due in the next twelve months under the Term Loan A.

Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first quarter of 2018 were $26.7 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2018 are currently estimated to range from approximately $95 million to $115 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2018, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2018. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2018, our future contractual obligations have not changed significantly from the amounts reported within our 2017 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2018, our total debt outstanding was $625.7 million. Of this amount, $372.1 million, net of debt discounts, or 59% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of March 31, 2018, the fair value of our fixed rate Convertible Notes was $495.1 million, compared to a carrying value of $372.1 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $220.6 million, or 35% of our total debt obligations, relates to debt borrowings under our Credit Facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $5.9 million.
The remaining $33.1 million, or 5%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of March 31, 2018, we had approximately $14.9 million of capitalized leases with fixed payment and interest terms that expire between 2018 and 2022.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2018, approximately 69% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2018, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $100 million to $110 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $105 million to $110 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in foreign currency exchange gain, net on the Consolidated Statements of Income. As of March 31, 2018, we had foreign currency derivative contracts outstanding with a notional value of $301 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2018, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $132 million, primarily in British pounds, euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

In October, 2017, the E.U. conducted a consultation on various cross-border payment practices, including DCC. Following that that consultation, in March 2018, the E.U. Commission issued proposed regulations that are the beginning of a legislative process to regulate DCC. The proposed regulations themselves do not include any specific DCC regulation but they would authorize the European Banking Authority ("EBA") to formulate regulations that would include reinforced consumer disclosure (“transparency”) guidelines for DCC and a cap on DCC margins during a transition period while those guidelines are implemented. The timeline for adoption of any final DCC regulation and the amount of any cap depend on the E.U. legislative process, which is uncertain, but it involves several successive steps. First, the regulations proposed in March 2018 must be adopted by the E.U. Parliament in the final form, which could happen late in 2018 or early 2019. That adoption would start the timeline on the EBA's consideration of the transparency guidelines and the cap. Under the proposed regulations, the EBA is being given six months to formulate its guidelines and those guidelines then need to be adopted through the E.U. legislative process. We believe this would result in the adoption of the guidelines and the cap sometime in mid-to-late 2019. Final implementation of the DCC regulations is targeted for 36 months after the adoption of the proposed regulations, which would be in 2022 at the earliest. As indicated above, the timeline described above is uncertain and could be affected at any time by developments in the E.U. Commission, the E.U. Council and the E.U. Parliament. Any regulation of DCC that may be adopted, including the margin cap and transparency regulations, could materially and adversely impact our financial results, by reducing the number of DCC transactions performed over our networks and the level of profit we generate from such transactions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
January 1 - January 31, 2018	714,732	$93.42	714,732	$183,228
February 1 - February 28, 2018	704,163	82.69	704,163	250,000
March 1 - March 31, 2018	—	—	—	250,000
Total	1,418,895	$88.10	1,418,895

(1) Amount remaining to be repurchased at the end of the period. In June 2016, the Board of Directors authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $125 million in value or 3.0 million shares of its common stock through June 14, 2018. In December 2017, the Board of Directors amended the Repurchase Program, allowing Euronet to repurchase up to $250 million in value or 6.0 million shares of its common stock through December 31, 2019. On February 27, 2018, the Repurchase Program was further amended to increase the amount of common stock that may be purchase to an aggregate of $375 million in value or 10.0 million shares of stock and extending the expiration date of the Repurchase Program to March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
May 10, 2018
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer