Form 10-Q
period 2018-06-30
EURONET WORLDWIDE INC
filed 2018-08-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

On July 31, 2018, Euronet Worldwide, Inc. had 51,022,506 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,163,369	$819,144
Restricted cash	72,914	81,374
Trade accounts receivable, net of allowances for doubtful accounts of $23,168 at June 30, 2018 and $20,958 at December 31, 2017	697,008	744,879
Prepaid expenses and other current assets	231,851	244,789
Total current assets	2,165,142	1,890,186
Property and equipment, net of accumulated depreciation of $350,923 at June 30, 2018 and $340,128 at December 31, 2017	274,693	268,303
Goodwill	719,162	717,386
Acquired intangible assets, net of accumulated amortization of $187,054 at June 30, 2018 and $179,142 at December 31, 2017	135,639	150,543
Other assets, net of accumulated amortization of $47,317 at June 30, 2018 and $44,469 at December 31, 2017	112,325	113,611
Total assets	$3,406,961	$3,140,029
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$391,743	$494,841
Accrued expenses and other current liabilities	718,320	759,789
Current portion of capital lease obligations	5,335	5,369
Short-term debt obligations and current maturities of long-term debt obligations	618,770	41,288
Income taxes payable	53,596	54,437
Deferred revenue	50,700	51,996
Total current liabilities	1,838,464	1,407,720
Debt obligations, net of current portion	372,005	404,012
Capital lease obligations, net of current portion	9,110	9,753
Deferred income taxes	54,009	54,969
Other long-term liabilities	62,943	64,097
Total liabilities	2,336,531	1,940,551
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 59,104,973 issued at June 30, 2018 and 58,892,744 issued at December 31, 2017	1,181	1,178
Additional paid-in-capital	1,084,536	1,072,005
Treasury stock, at cost, 8,123,102 shares at June 30, 2018 and 6,084,586 shares at December 31, 2017	(393,138)	(217,161)
Retained earnings	507,091	436,954
Accumulated other comprehensive loss	(130,006)	(94,458)
Total Euronet Worldwide, Inc. stockholders’ equity	1,069,664	1,198,518
Noncontrolling interests	766	960
Total equity	1,070,430	1,199,478
Total liabilities and equity	$3,406,961	$3,140,029
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$622,224	$536,563	$1,172,739	$1,009,943
Operating expenses:
Direct operating costs	361,512	317,346	704,836	613,953
Salaries and benefits	91,723	78,620	177,429	150,483
Selling, general and administrative	52,357	48,442	102,368	90,429
Acquired intangible assets impairment	—	2,286	—	2,286
Depreciation and amortization	26,263	23,178	52,265	44,815
Total operating expenses	531,855	469,872	1,036,898	901,966
Operating income	90,369	66,691	135,841	107,977
Other income (expense):
Interest income	416	459	712	1,629
Interest expense	(10,061)	(8,376)	(17,667)	(15,524)
Loss from unconsolidated affiliates	—	—	(117)	—
Foreign currency exchange (loss) gain, net	(20,690)	11,141	(18,755)	12,856
Other gains	29	18	60	35
Other (expense) income, net	(30,306)	3,242	(35,767)	(1,004)
Income before income taxes	60,063	69,933	100,074	106,973
Income tax expense	(16,427)	(18,586)	(30,094)	(27,557)
Net income	43,636	51,347	69,980	79,416
Net loss attributable to noncontrolling interests	88	18	157	72
Net income attributable to Euronet Worldwide, Inc.	$43,724	$51,365	$70,137	$79,488

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.85	$0.98	$1.36	$1.52
Diluted	$0.82	$0.93	$1.30	$1.44

Weighted average shares outstanding:
Basic	51,226,898	52,453,752	51,563,090	52,399,848
Diluted	53,492,835	55,210,993	53,871,279	55,122,618
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,636	$51,347	$69,980	$79,416
Translation adjustment	(58,533)	51,188	(35,585)	70,608
Comprehensive (loss) income	(14,897)	102,535	34,395	150,024
Comprehensive loss (income) attributable to noncontrolling interests	180	(80)	194	(50)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(14,717)	$102,455	$34,589	$149,974
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Net income	$69,980	$79,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,265	44,815
Share-based compensation	8,579	8,092
Unrealized foreign exchange loss (gain), net	18,755	(12,856)
Deferred income taxes	192	(43)
Loss from unconsolidated affiliates	117	—
Accretion of convertible debt discount and amortization of debt issuance costs	6,994	6,671
Non-cash impairment of acquired intangible assets	—	2,286
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(729)	(143)
Trade accounts receivable	35,456	92,656
Prepaid expenses and other current assets	12,304	55,499
Trade accounts payable	(99,237)	(120,919)
Deferred revenue	(84)	(2,358)
Accrued expenses and other current liabilities	(35,553)	(46,042)
Changes in noncurrent assets and liabilities	265	(3,833)
Net cash provided by operating activities	69,304	103,241
Cash flows from investing activities:
Acquisitions, net of cash acquired	(12,854)	—
Purchases of property and equipment	(53,381)	(47,940)
Purchases of other long-term assets	(3,717)	(3,159)
Other, net	962	471
Net cash used in investing activities	(68,990)	(50,628)
Cash flows from financing activities:
Proceeds from issuance of shares	4,136	4,626
Repurchase of shares	(176,657)	(2,293)
Borrowings from revolving credit agreements	2,573,941	1,214,687
Repayments of revolving credit agreements	(2,333,885)	(1,052,187)
Repayments of long-term debt obligations	(6,199)	(4,219)
Repayments of capital lease obligations	(3,255)	(2,365)
Borrowings from short-term debt obligations, net	302,841	95,022
Other, net	—	304
Net cash provided by financing activities	360,922	253,575
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(25,471)	41,421
Increase in cash and cash equivalents and restricted cash	335,765	347,609
Cash and cash equivalents and restricted cash at beginning of period	900,518	812,088

Cash and cash equivalents and restricted cash at end of period	$1,236,283	$1,159,697

Supplemental disclosure of cash flow information:
Interest paid during the period	$9,857	$9,873
Income taxes paid during the period	$31,710	$24,949
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
The Company completed its review of customer contracts relative to the requirements of Topic 606 and concluded that revenues from certain customer contracts in the epay Segment should be recorded differently under the principal versus agent guidance of Topic 606. With respect to those contracts, the Company concluded that it earns a commission from content providers for distributing and processing their prepaid mobile airtime and other electronic payment products, but it is not the principal for the products themselves. As a result, the impact of the change in accounting principle was a reduction of $14.3 million and $36.9 million in both revenues and direct operating expenses for the three and six months ended June 30, 2018, respectively, with no impact on reported net income.

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

The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the first half of 2018 is primarily driven by $17.1 million of cash payments received or due in advance of satisfying the performance obligations, offset by $18.5 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

Variable Consideration
Within the EFT segment, outsourcing services are generally billed on the basis of a fixed fee per ATM, plus a transaction-based fee. Transaction-based fees are recognized at the time the transactions are processed and outsourcing management fees are recognized ratably over the contract period. These fees can be variable based on transaction volume tiered discounts; however, as all tiered discounts are calculated monthly, the actual discount is recorded on a monthly basis. In addition, the epay segment generates commissions from the distribution of electronic content. It is common for these long-term contracts to contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics or program milestones and can be based upon customer discretion.

Transaction fees, as well as any tiered volume discounts or incentive fees, are calculated and billed monthly in accordance with the terms established in the contract. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on as assessment of Euronet's anticipated performance and all information (historical, current and forecast) that is reasonably available.

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

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
North America	$8,327	$42,270	$143,754	$194,351	$16,343	$83,321	$272,739	$372,403
Europe	158,413	103,344	81,816	343,573	258,499	216,794	155,774	631,067
Asia Pacific	28,146	17,158	31,713	77,017	55,740	34,611	63,854	154,205
Other	8	3,691	4,532	8,231	15	8,582	8,285	16,882
Total	$194,894	$166,463	$261,815	$623,172	$330,597	$343,308	$500,652	$1,174,557

	For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
North America	$7,601	$15,837	$126,457	$149,895	$14,999	$32,807	$248,006	$295,812
Europe	123,172	120,920	64,555	308,647	199,066	240,754	120,278	560,098
Asia Pacific	25,181	22,808	23,846	71,835	47,638	45,735	48,643	142,016
Other	2	4,562	2,268	6,832	5	9,000	4,174	13,179
Total	$155,956	$164,127	$217,126	$537,209	$261,708	$328,296	$421,101	$1,011,105
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

The Company adopted these standards as of January 1, 2018. The adoption of these accounting standards resulted in an increase in net cash provided by operating activities of $10.5 million for the six months ended June 30, 2017. As of June 30, 2018, the Company had $72.9 million of restricted cash consisting of restricted cash held in trust and/or cash held on behalf of others and cash collateral on bank credit arrangements. Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities by certain subsidiaries within the Company’s epay and EFT Processing Segments. Amounts collected on behalf of certain mobile phone operators and/or merchants are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. The accounting for lessors is largely unchanged from the previous accounting guidance, except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. The Company currently anticipates this standard will have a material impact on its consolidated balance sheets but will not have a material impact on its consolidated income statements. The Company currently expects the most significant impact will be the recognition of right-of-

use assets and lease liabilities for operating leases. The Company currently expects its accounting for capital leases to remain substantially unchanged. The Company is continuing to assess the potential impacts of the standard.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,226,898	52,453,752	51,563,090	52,399,848
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,494,766	1,788,091	1,537,018	1,753,620
Incremental shares from assumed conversion of convertible notes	771,171	969,150	771,171	969,150
Diluted weighted average shares outstanding	53,492,835	55,210,993	53,871,279	55,122,618
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and six months ended June 30, 2018 and 2017. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,209,000 and 1,124,000 for the three and six months ended June 30, 2018, respectively, and approximately 928,000 and 929,000 for the three and six months ended June 30, 2017, respectively.
The Company's convertible notes have settlement features requiring the Company upon conversion to settle the principal amount of the debt and the conversion value in excess of the principal value ("conversion premium") for cash or shares of the Company's common stock or a combination thereof, at the Company's option. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium.  Accordingly, the convertible notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $72.18 per share and the dilutive effect increases the more the market price exceeds the conversion price. As of June 30, 2018 and 2017, the stock price exceeded the conversion price and these notes were dilutive to earnings per share. Further, as a result of the share price decreasing from $87.37 at June 30, 2017 to $83.77 at June 30, 2018, there was a decrease in shares from the assumed conversion of convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the three and six months ended June 30, 2018, the Company repurchased $50.0 million and $175.0 million, respectively, in value of Euronet common stock under the Repurchase Program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation losses of $58.5 million and $35.6 million for the three and six months ended June 30, 2018, respectively, and gains of $51.2 million and $70.6 million for the three and six months ended June 30, 2017, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2018 and 2017.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2018 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2017	$150,543	$717,386	$867,929
Increases (decreases):
Acquisition		20,742	20,742
Amortization	(11,616)	—	(11,616)
Other (primarily changes in foreign currency exchange rates)	(3,288)	(18,966)	(22,254)
Balance as of June 30, 2018	$135,639	$719,162	$854,801
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2018, is expected to total $11.1 million for the remainder of 2018, $21.5 million for 2019, $20.7 million for 2020, $19.8 million for 2021, $18.7 million for 2022 and $13.8 million for 2023.
The Company completed the acquisitions of two small European businesses for an immaterial amount of cash consideration, completing one acquisition in the first quarter of 2018 and completing the other acquisition in the second quarter of 2018. The acquisitions have been accounted for as business combinations in accordance with U.S. GAAP and the results of operations have been included from the respective dates of acquisition in the EFT Processing Segment.
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
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Accrued expenses	$249,822	$301,390
Money transfer settlement obligations	323,401	343,613
Accrued amounts due to mobile operators and other content providers	118,473	92,291
Derivative liabilities	26,624	22,495
Total	$718,320	$759,789

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Credit Facility:
Term loan, due 2019	$45,000	$51,094
Revolving credit agreements, due 2019	242,819	3,000
	287,819	54,094
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	374,958	369,259

ATM credit facility	300,000	—

Other obligations	32,517	27,763

Total debt obligations	995,294	451,116
Unamortized debt issuance costs	(4,519)	(5,816)
Carrying value of debt	990,775	445,300
Short-term debt obligations and current maturities of long-term debt obligations	(618,770)	(41,288)
Long-term debt obligations	$372,005	$404,012

Credit Facility
As of June 30, 2018, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit facility and a $75 million term loan ("Term Loan A"), which had been reduced to $45.0 million through principal amortization payments. The Credit Facility expires April 9, 2019.
Interest on borrowings under the revolving credit facility and Term Loan A varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility and Term Loan A was 3.01% and 3.47%, respectively, as of June 30, 2018.
Convertible Debt
The Convertible Senior Notes (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of June 30, 2018. The Convertible Notes mature in October 2044 unless repurchased or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share. Holders of the Convertible Notes have the option to require the Company to purchase their notes at par on October 1, 2020, and have additional options to require the Company to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company.
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

Contractual interest expense for the Convertible Notes was $1.5 million and $3.0 million for the three and six months ended June 30, 2018 and 2017, respectively. Accretion expense was $2.9 million and $5.7 million for the three and six months ended June 30, 2018, respectively, and $2.7 million and $5.4 million for the three and six months ended June 30, 2017, respectively. The effective interest rate was 4.7% for the three and six months ended June 30, 2018. As of June 30, 2018, the unamortized discount was $27.5 million, and will be amortized through October 1, 2020.
ATM Credit Facility
On May 11, 2018, the Company entered into a short-term credit facility in the amount of $300 million for the sole purpose of providing cash for its ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 1.75%. The facility expires on November 30, 2018. The weighted average interest rate for borrowings under the ATM credit facility was 3.5% for the second quarter of 2018.
(7) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) short-term borrowings that are payable in currencies other than the U.S. dollar. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"), primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates being reflected concurrently in earnings for both the derivative instrument and the hedged transaction and having an offsetting effect.
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of June 30, 2018, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $397 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of June 30, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $404 million, primarily in euros and Polish zloty.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $16.8 million and $35.5 million for the three and six months ended June 30, 2018, respectively, and $16.0 million and $31.7 million for the three and six months ended June 30, 2017, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of June 30, 2018 was approximately $1.2 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.

Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$43,372	$36,574	Accrued expenses and other current liabilities	$(26,624)	$(22,495)
The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2018 and December 31, 2017 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$43,372	$—	$43,372	$(14,986)	$(4,945)	$23,441

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$36,574	$—	$36,574	$(15,050)	$(7,603)	$13,921
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(26,624)	$—	$(26,624)	$14,986	$168	$(11,470)

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$(22,495)	$—	$(22,495)	$15,050	$2,716	$(4,729)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2018	2017	2018	2017
Foreign currency exchange contracts	Foreign currency exchange (loss) gain, net	$7,085	$(1,410)	$8,380	$(6,069)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$43,372	$—	$43,372
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(26,624)	$—	$(26,624)

		As of December 31, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,574	$—	$36,574
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(22,495)	$—	$(22,495)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2018 and December 31, 2017, the fair values of the Convertible Notes were $514.3 million and $503.7 million, respectively, with carrying values of $375.0 million and $369.3 million, respectively.
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

The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$194,893	$166,463	$261,816	$(948)	$622,224
Operating expenses:
Direct operating costs	96,326	125,423	140,707	(944)	361,512
Salaries and benefits	19,046	14,327	49,118	9,232	91,723
Selling, general and administrative	10,216	8,490	31,426	2,225	52,357
Depreciation and amortization	16,383	1,894	7,953	33	26,263
Total operating expenses	141,971	150,134	229,204	10,546	531,855
Operating income (expense)	$52,922	$16,329	$32,612	$(11,494)	$90,369

	For the Three Months Ended June 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$155,957	$164,127	$217,127	$(648)	$536,563
Operating expenses:
Direct operating costs	77,656	124,086	116,251	(647)	317,346
Salaries and benefits	15,562	13,056	42,274	7,728	78,620
Selling, general and administrative	7,896	9,523	26,451	4,572	48,442
Acquired intangible assets impairment	2,286	—	—	—	2,286
Depreciation and amortization	13,226	2,673	7,247	32	23,178
Total operating expenses	116,626	149,338	192,223	11,685	469,872
Operating income (expense)	$39,331	$14,789	$24,904	$(12,333)	$66,691

	For the Six Months Ended June 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$330,597	$343,308	$500,652	$(1,818)	$1,172,739
Operating expenses:
Direct operating costs	178,163	260,345	268,138	(1,810)	704,836
Salaries and benefits	36,051	28,744	96,475	16,159	177,429
Selling, general and administrative	19,331	17,223	61,125	4,689	102,368
Depreciation and amortization	32,583	3,772	15,848	62	52,265
Total operating expenses	266,128	310,084	441,586	19,100	1,036,898
Operating income (expense)	$64,469	$33,224	$59,066	$(20,918)	$135,841

	For the Six Months Ended June 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$261,709	$328,297	$421,100	$(1,163)	$1,009,943
Operating expenses:
Direct operating costs	139,729	250,246	225,136	(1,158)	613,953
Salaries and benefits	29,308	25,651	81,163	14,361	150,483
Selling, general and administrative	15,082	18,483	49,264	7,600	90,429
Acquired intangible assets impairment	2,286	—	—	—	2,286
Depreciation and amortization	25,011	5,206	14,538	60	44,815
Total operating expenses	211,416	299,586	370,101	20,863	901,966
Operating income (expense)	$50,293	$28,711	$50,999	$(22,026)	$107,977

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
EFT Processing	$203,932	$196,451	$1,451,704	$1,040,135
epay	27,752	28,135	587,761	695,990
Money Transfer	42,934	43,564	1,329,681	1,255,765
Corporate Services, Eliminations and Other	75	153	37,815	148,139
Total	$274,693	$268,303	$3,406,961	$3,140,029

(10) INCOME TAXES
The Company's effective income tax rate was 27.3% and 30.1% for the three and six months ended June 30, 2018, respectively, compared to 26.6% and 25.8% for the three and six months ended June 30, 2017, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2017 was less than the applicable statutory rate of 35% primarily as a result of the Company's U.S. tax position. The Company had significant U.S. federal tax net operating loss carryforwards with no recent history of significant U.S. taxable income; therefore, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company generated pre-tax U.S. GAAP income, no income tax expense was recognized to the extent there were net operating loss carryforwards to offset the pre-tax U.S. GAAP income.
The Company's effective income tax rate for the three and six months ended June 30, 2018 was higher than the applicable statutory income tax rate of 21% as a result of the enactment into law what is commonly known as the Tax Cuts and Jobs Act of 2017 (the "Act") and the Act's impact on the Company's U.S. income tax positions at the end of 2017. The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings. As stated above, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Upon enactment of the Act, the Company expected to utilize its historic U.S. federal tax net operating losses to partially offset the transition tax and released the associated valuation allowance in the fourth quarter of 2017. This change has created additional U.S. tax expense as the Company now recognizes income tax expense on its pre-tax U.S. GAAP income. In addition, the Act's global intangible low-taxed income ("GILTI") provision has subjected the Company's foreign earnings to additional U.S. tax expense.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period of up to one year from the Act's enactment date for companies to complete their accounting. In accordance with SAB 118, the Company provided provisional amounts where appropriate which it believes represent a reasonable estimate based on available information and its interpretations of the Act. Further, the Company is allowed to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or recognize such taxes as current period expenses when incurred. Due to the complexity of calculating GILTI, the Company has not determined which method it will apply. The Company will continue to evaluate the Act and adjust the provisional amounts as additional information becomes available.

(11) COMMITMENTS
As of June 30, 2018, the Company had $75.8 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $49.0 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.0 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2018, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $16.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $30.2 million over the terms of agreements with the customers.
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
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2018, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $451 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2018 or December 31, 2017.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Generally, the words "believe," "expect," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean the statement is not forward-looking. All statements other than statements of historical facts included in this document are forward-looking statements, including, but not limited to, statements regarding the following:

•	our business plans and financing plans and requirements;

•	trends affecting our business plans and financing plans and requirements;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	our ability to repay indebtedness;

•	our estimated capital expenditures;

•	the potential outcome of loss contingencies;

•	our expectations regarding the closing of any pending acquisitions;

•	business strategy;

•	government regulatory action;

•	the expected effects of changes in laws or accounting standards;

•	technological advances; and

•	projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the Brexit vote and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection requirements, and the E.U. General Data Protection Regulation, or GDPR, and Payment Services Directive 2, or PSD2, requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 41,205 ATMs and approximately 276,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 695,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 355,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through HiFX branded websites and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 31% and 28% of total consolidated revenues for the second quarter and first half of 2018, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, direct access fees, foreign currency exchange margin on DCC transactions, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 27% and 29% of total consolidated revenues for the second quarter and first half of 2018, respectively, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 66% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% and 43% of total consolidated revenues for the second quarter and first half of 2018, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, xe and HiFX branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
The Company offers a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria’s business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2020. Thereafter, it will automatically renew for subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.
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

•
the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees and increases in fees charged on DCC transactions;

•	the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions by the E.U.;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.

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

•	the continuation of the trend of increased use of electronic money transfer and bill payment services among high-income individuals, immigrant workers and the unbanked population in our markets;

•	our ability to maintain our agent and correspondent networks;

•	our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;

•	the development of new technologies that may compete with our money transfer network, and our ability to acquire, develop and implement new technologies;

•	the expansion of our services in markets where we operate and in new markets;

•	our ability to strengthen our brands;

•	our ability to fund working capital requirements;

•	our ability to recover from agents funds collected from customers and our ability to recover advances made to correspondents;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	our ability to take advantage of cross-selling opportunities with the epay Segment, including providing prepaid services through our stores and agents worldwide;

•
our ability to leverage our banking and merchant/retailer relationships to expand money transfer corridors to Europe, Asia and Africa, including high growth corridors to Central and Eastern European countries;

•	the availability of financing for further expansion;

•	the ability to maintain banking relationships necessary for us to service our customers;

•	our ability to successfully expand our agent network in Europe using our payment institution licenses under the Payment Services Directive and in the United States;

•	our ability to provide additional value-added products under the xe brand, and;

•	the considerations regarding the use of our various trade names within the money transfer business.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2018 and 2017 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase Percent	2018	2017	Increase (Decrease) Amount	Increase Percent
EFT Processing	$194,893	$155,957	$38,936	25%	$330,597	$261,709	$68,888	26%
epay	166,463	164,127	2,336	1%	343,308	328,297	15,011	5%
Money Transfer	261,816	217,127	44,689	21%	500,652	421,100	79,552	19%
Total	623,172	537,211	85,961	16%	1,174,557	1,011,106	163,451	16%
Corporate services, eliminations and other	(948)	(648)	(300)	46%	(1,818)	(1,163)	(655)	56%
Total	$622,224	$536,563	$85,661	16%	$1,172,739	$1,009,943	$162,796	16%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase (Decrease) Percent	2018	2017	Increase Amount	Increase (Decrease) Percent
EFT Processing	$52,922	$39,331	$13,591	35%	$64,469	$50,293	$14,176	28%
epay	16,329	14,789	1,540	10%	33,224	28,711	4,513	16%
Money Transfer	32,612	24,904	7,708	31%	59,066	50,999	8,067	16%
Total	101,863	79,024	22,839	29%	156,759	130,003	26,756	21%
Corporate services, eliminations and other	(11,494)	(12,333)	839	(7)%	(20,918)	(22,026)	1,108	(5)%
Total	$90,369	$66,691	$23,678	36%	$135,841	$107,977	$27,864	26%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the second quarter and first half of 2018 was 6% and 7% more, respectively, due to the changes in foreign currency exchange rates when compared to the same periods of 2017.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,		Increase (Decrease) Percent	Average Translation Rate Six Months Ended June 30,		Increase Percent
Currency (dollars per foreign currency)	2018	2017		2018	2017
Australian dollar	$0.7567	$0.7507	1%	$0.7713	$0.7544	2%
British pound	$1.3602	$1.2788	6%	$1.3760	$1.2589	9%
euro	$1.1919	$1.1001	8%	$1.2104	$1.0827	12%
Hungarian forint	$0.0038	$0.0036	6%	$0.0039	$0.0035	11%
Indian rupee	$0.0149	$0.0155	(4)%	$0.0152	$0.0152	—%
Malaysian ringgit	$0.2534	$0.2309	10%	$0.2542	$0.2280	11%
New Zealand dollar	$0.7042	$0.7047	—%	$0.7156	$0.7080	1%
Polish zloty	$0.2799	$0.2610	7%	$0.2870	$0.2539	13%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2018 and 2017 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase Percent	2018	2017	Increase (Decrease) Amount	Increase Percent
Total revenues	$194,893	$155,957	$38,936	25%	$330,597	$261,709	$68,888	26%
Operating expenses:
Direct operating costs	96,326	77,656	18,670	24%	178,163	139,729	38,434	28%
Salaries and benefits	19,046	15,562	3,484	22%	36,051	29,308	6,743	23%
Selling, general and administrative	10,216	7,896	2,320	29%	19,331	15,082	4,249	28%
Acquired intangible assets impairment	—	2,286	(2,286)	n/m	—	2,286	(2,286)	n/m
Depreciation and amortization	16,383	13,226	3,157	24%	32,583	25,011	7,572	30%
Total operating expenses	141,971	116,626	25,345	22%	266,128	211,416	54,712	26%
Operating income	$52,922	$39,331	$13,591	35%	$64,469	$50,293	$14,176	28%
Transactions processed (millions)	677	575	102	18%	1,299	1,112	187	17%
ATMs as of March 31,	41,205	37,383	3,822	10%	41,205	37,383	3,822	10%
Average ATMs	40,513	36,872	3,641	10%	39,082	35,725	3,357	9%

Revenues
EFT Processing Segment total revenues for the three and six months ended June 30, 2018 were $194.9 million and $330.6 million, respectively, an increase of $38.9 million or 25% and $68.9 million or 26% as compared to the same periods in 2017. The increase in total revenues for the three and six months ended June 30, 2018 were primarily due to an increase in the number of ATMs under management in Europe and the impact of the U.S. dollar weakening against key foreign currencies. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including dynamic currency conversion ("DCC") transactions and direct access fees. The increases for the three and six months ended June 30, 2018 were also impacted by the recovery from a cash shortage in India due to the demonetization initiated in the fourth quarter of 2016, which carried over into the first half of 2017. In the second half of 2017, the India cash supply returned to near pre-demonetization levels. Foreign currency movements increased total revenues by approximately $10.7 million and $25.1 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were partly offset by a price reduction granted in December 2017 on a POS processing contract in exchange for a contract extension.
Average monthly revenues per ATM were $1,604 and $1,410 for the three and six months ended June 30, 2018, respectively, compared to $1,410 and $1,221 for the three and six months ended June 30, 2017, respectively. Revenues per transaction were $0.29 for the second quarter and $0.25 for the first half of 2018, respectively, compared to $0.27 for the second quarter and and $0.24 for the first half of 2017, respectively. The increases in average monthly revenues per ATM and revenue per transaction were primarily the result of the impact of the weakening of the U.S. dollar against key foreign currencies.
Direct operating costs
EFT Processing Segment direct operating costs were $96.3 million and $178.2 million for the three and six months ended June 30, 2018, respectively, an increase of $18.7 million or 24% and $38.4 million or 28% as compared to the same periods in 2017. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and six months ended June 30, 2018 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network which has more seasonal revenue generation and the impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $98.6 million and $152.4 million for the three and six months ended June 30, 2018, respectively, compared to $78.3 million and $122.0 million for the three and six months ended June 30, 2017, respectively . The increases in gross profit were primarily due to the growth in revenues from the increases in ATMs under management, DCC transactions processed and the net impact of the U.S. dollar weakening against key foreign currencies. Gross profit as a percentage of revenues (“gross margin”) was 50.6% and 46.1% for the three and six months ended June 30, 2018, respectively, as compared to 50.2% and 46.6% for the three and six months ended June 30, 2017. The gross margins were relatively consistent when compared to the same periods in 2017.
Salaries and benefits
Salaries and benefits expense increased $3.5 million or 22% and $6.7 million or 23% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases in salaries and benefits were primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management and the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, these costs decreased to 9.8% and 10.9% for the second quarter and first half of 2018, respectively, compared to 10.0% and 11.2% for the second quarter and first half of 2017, respectively. The decreases were primarily due to the growth in revenues earned from DCC and other value added service transactions on our ATMs under management, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2018 were $10.2 million and $19.3 million, respectively, an increase of $2.3 million or 29% and $4.2 million or 28% as compared to the same periods in 2017. The increases in selling, general and administrative expenses were primarily due to an increase in costs to support the growth in the business and the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses were 5.2% and 5.8% for the three and six months ended June 30, 2018, respectively, compared to 5.1% and 5.8% for the three and six months ended June 30, 2017, respectively.
Depreciation and amortization
Depreciation and amortization expense increased $3.2 million and $7.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily attributable to the deployment of additional ATMs under management and software assets as well as the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense was 8.4% and 9.9% for the second quarter and first half of 2018, respectively, as compared to 8.5% and 9.6% for the same periods of 2017.
Operating income
EFT Processing Segment operating income for the three and six months ended June 30, 2018 was $52.9 million and $64.5 million, respectively, an increase of $13.6 million or 35% and $14.2 million or 28% as compared to the same periods in 2017. EFT Processing Segment operating income for the three and six months ended June 30, 2018 increased primarily due to the increases in DCC transactions and direct access fees.
Operating income as a percentage of revenues (“operating margin”) was 27.2% for the second quarter and 19.5% for the first half of 2018 compared to 25.2% for the second quarter and 19.2% for the first half of 2017. The increases in operating margins were primarily due to higher operating revenues partially offset by expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.08 for the second quarter and $0.05 for the first half of 2018 as compared to $0.07 and $0.05 for the same periods of 2017.

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2018 and 2017 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent	2018	2017	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$166,463	$164,127	$2,336	1%	$343,308	$328,297	$15,011	5%
Operating expenses:
Direct operating costs	125,423	124,086	1,337	1%	260,345	250,246	10,099	4%
Salaries and benefits	14,327	13,056	1,271	10%	28,744	25,651	3,093	12%
Selling, general and administrative	8,490	9,523	(1,033)	(11)%	17,223	18,483	(1,260)	(7)%
Depreciation and amortization	1,894	2,673	(779)	(29)%	3,772	5,206	(1,434)	(28)%
Total operating expenses	150,134	149,338	796	1%	310,084	299,586	10,498	4%
Operating income	$16,329	$14,789	$1,540	10%	$33,224	$28,711	$4,513	16%
Transactions processed (millions)	264	300	(36)	(12)%	522	608	(86)	(14)%
Revenues
epay Segment total revenues for the three and six months ended June 30, 2018 were $166.5 million and $343.3 million, respectively, an increase of $2.3 million or 1% and $15.0 million or 5% as compared to the same periods in 2017. The increases in total revenues were primarily due to the impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased total revenues by approximately $7.0 million and $15.0 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Revenues also increased due to an increase in gifts fulfilled by our cadooz subsidiary and an increase in the number of non-mobile transactions processed in Germany. The increase in total revenues was partially offset by the ASC 606 adjustment and a decrease in prepaid mobile transactions processed in the U.S., the U.K. and Australia due to competitive pressures on prepaid mobile carriers.
Revenues per transaction were $0.63 for the second quarter and $0.66 for the first half of 2018 compared to $0.55 and $0.54 for the same periods in 2017. The increases in revenues per transaction were primarily due to the loss of a high-volume, low-margin customer in the Middle East and net impact of the U.S. dollar weakening against key foreign currencies and revenue growth from non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
epay Segment direct operating costs were $125.4 million and $260.3 million for the three and six months ended June 30, 2018, respectively, an increase of $1.3 million and $10.1 million as compared to the same periods in 2017. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increases in direct operating costs were primarily due to the ASC 606 adjustment and net impact of the U.S. dollar weakening against key foreign currencies. Direct operating costs also increased as a result of an increase in non-mobile transactions processed in Germany.
Gross profit
Gross profit was $41.0 million and $83.0 million for the three and six months ended June 30, 2018, respectively, as compared to $40.0 million and $78.1 million for the three and six months ended June 30, 2017, respectively. The increases were primarily due to the net impact of the U.S. dollar weakening against key foreign currencies, growth in non-mobile transactions processed in Germany and an increase in vouchers distributed by our cadooz subsidiary, partly offset by a decrease in prepaid mobile transactions processed in certain markets.
During the three and six months ended June 30, 2018, the gross margin was essentially flat compared to the same periods in the prior year. Gross margin was 24.7% and 24.2% for the three and six months ended June 30, 2018, respectively as compared to 24.4% and 23.8% for the same periods in 2017.

Salaries and benefits
Salaries and benefits expense increased $1.3 million or 10% and $3.1 million or 12% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were mainly driven by the impact of the U.S. dollar weakening against key foreign currencies and higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits were 8.6% and 8.4% for the three and six months ended June 30, 2018, respectively, as compared to 8.0% and 7.8% for the same periods in 2017.
Selling, general and administrative
Selling, general and administrative expenses were $8.5 million and $17.2 million for the three and six months ended June 30, 2018, a decrease of 11% and 7% as compared to the same periods in 2017. The decreases in selling, general and administrative expenses were mainly due to cost control efforts. As a percentage of revenues, selling, general and administrative expenses were 5.1% and 5.0% for the three and six months ended June 30, 2018 compared to 5.8% and 5.6% for the same periods in 2017.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2018, respectively, a decrease of 29% and 28% as compared to the same periods in 2017. The decreases were largely due to certain intangible assets becoming fully amortized in the third quarter of 2017, partly offset by the impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, depreciation and amortization expense was 1.1% for both the three and six months ended June 30, 2018, and 1.6% for both the three and six months ended June 30, 2017.
Operating income
epay Segment operating income for the three and six months ended June 30, 2018 was $16.3 million and $33.2 million, respectively, an increase of $1.5 million and $4.5 million as compared to the same periods in 2017. Operating income for the three and six months ended June 30, 2018 improved as a result of the net impact of the U.S. dollar weakening against key foreign currencies and increased gross profit from the distribution of more non-mobile products and vouchers in Germany, along with operating cost controls.
Operating margin increased to 9.8% and 9.7% for the three and six months ended June 30, 2018, from 9.0% and 8.7% for the same periods in 2017. The increases were mainly due to an increase in the percentage of revenues from non-mobile products which earn a higher margin than mobile transactions. Operating income per transaction increased to $0.06 for the three and six months ended June 30, 2018 from $0.05 for the same periods in 2017. The increases were primarily due to the loss of a high-volume, low-margin customer in the Middle East and the net impact of the U.S. dollar weakening against key foreign currencies.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2018 and 2017 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase Percent	2018	2017	Increase Amount	Increase Percent
Total revenues	$261,816	$217,127	$44,689	21%	$500,652	$421,100	$79,552	19%
Operating expenses:
Direct operating costs	140,707	116,251	24,456	21%	268,138	225,136	43,002	19%
Salaries and benefits	49,118	42,274	6,844	16%	96,475	81,163	15,312	19%
Selling, general and administrative	31,426	26,451	4,975	19%	61,125	49,264	11,861	24%
Depreciation and amortization	7,953	7,247	706	10%	15,848	14,538	1,310	9%
Total operating expenses	229,204	192,223	36,981	19%	441,586	370,101	71,485	19%
Operating income	$32,612	$24,904	$7,708	31%	$59,066	$50,999	$8,067	16%
Transactions processed (millions)	27.0	22.8	4.2	18%	51.0	43.5	7.5	17%
Revenues
Money Transfer Segment total revenues for the three and six months ended June 30, 2018 were $261.8 million and $500.7 million, respectively, an increase of $44.7 million or 21% and $79.6 million or 19% as compared to the same periods in 2017. The increases in total revenues for the three and six months ended June 30, 2018 were primarily due to increases in the number of money transfers processed, driven by growth in the U.S. and foreign agent and correspondent payout networks, and the net impact of the U.S. dollar weakening against key foreign currencies.
Revenues per transaction increased to $9.70 and $9.82 for the second quarter and first half of 2018 from $9.52 and $9.68 for the same periods in 2017. The increases were primarily due to the net impact of the U.S. dollar weakening against key foreign currencies.
Direct operating costs
Money Transfer Segment direct operating costs were $140.7 million and $268.1 million for the three and six months ended June 30, 2018, respectively, an increase of $24.5 million or 21% and $43.0 million or 19% as compared to the same periods in 2017. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and six months of 2018 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $121.1 million and $232.5 million for the three and six months ended June 30, 2018, respectively, as compared to $100.9 million and $196.0 million for the three and six months ended June 30, 2017, respectively. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the U.S. dollar weakening against key foreign currencies.
During the three and six months ended June 30, 2018, gross margin remained flat at 46.3% and 46.4%, respectively, as compared to the same periods in the 2017.
Salaries and benefits
Salaries and benefits expense increased $6.8 million or 16% and $15.3 million or 19% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increases in salaries and benefits were primarily due to the expansion of our operations in the U.S. and foreign markets and the net impact of the U.S. dollar weakening against key foreign currencies. As a percentage of revenues, salaries and benefits were 18.8% and 19.3% for the three and six months ended June 30, 2018, respectively, as compared to 19.5% and 19.3% for the same periods in 2017.

Selling, general, and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2018 were $31.4 million and $61.1 million, respectively, an increase of $5.0 million or 19%, and $11.9 million or 24% as compared to the same periods in 2017. The increases were primarily due to expenses incurred to support the growth of our money transfer services in both the U.S. and foreign markets along with the net impact of the U.S. dollar weakening against key foreign currencies.
As a percentage of revenues, selling, general and administrative expenses were 12.0% and 12.2% for the three and six months ended June 30, 2018, respectively, as compared to 12.2% and 11.7% for the same periods in 2017. For the second quarter of 2018, this was primarily due to increases in the number of money transfers processed, which did not require similar increases in support costs. For the first half of 2018, the increase in selling, general and administrative expenses as a percentage of revenues was primarily attributable to the increased support costs to expand the business.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased $0.7 million or 10% and $1.3 million or 9%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, largely due to the impact of the U.S. dollar weakening against key foreign currencies.
As a percentage of revenues, depreciation and amortization expense was 3.0% for the second quarter and 3.2% for the first half of 2018 as compared to 3.3% and 3.5% for the same periods of 2017. The decreases were primarily due to certain intangible assets becoming fully amortized.
Operating income
Money Transfer Segment operating income for the three and six months ended June 30, 2018 was $32.6 million and $59.1 million, respectively, an increase of $7.7 million or 31% and $8.1 million or 16% as compared to the same periods of 2017. Operating income for the three months ended June 30, 2018 increased primarily due to the growth in the number of money transfers processed and the net impact of the U.S. dollar weakening against key foreign currencies, partly offset by the additional salaries and benefits and other costs incurred and the reduced rates for Walmart-2-Walmart transfer services.
As a percentage of revenues, operating margin was 12.5% and 11.8% for the three and six months ended June 30, 2018, respectively, as compared to 11.5% and 12.1% for the same periods in 2017. Operating income per transaction increased to $1.21 for the second quarter and decreased to $1.16 for the first half of 2018 from $1.09 and $1.17 for the same periods in 2017. Operating margin and operating income per transaction increased in the second quarter of 2018 when compared to the same period of 2017 primarily due to the growth in the number of money transfers processed. For the first half of 2018, operating margin and operating income per transaction decreased when compared to the same period of 2017 mainly due to the additional salaries and benefits and other costs incurred.

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2018 and 2017 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$9,232	$7,728	$1,504	19%	$16,159	$14,361	$1,798	13%
Selling, general and administrative	2,229	4,573	(2,344)	(51)%	4,697	7,605	(2,908)	(38)%
Depreciation and amortization	33	32	1	3%	62	60	2	3%
Total operating expenses	$11,494	$12,333	$(839)	(7)%	$20,918	$22,026	$(1,108)	(5)%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $11.5 million and $20.9 million for the three and six months ended June 30, 2018, a decrease of 7% and 5% as compared to the same periods in 2017. The decreases were primarily attributable to a decrease in professional services and other costs incurred in connection with the proposed acquisition of MoneyGram International, Inc. that occurred in the prior year but not in the current period. Partly offsetting this decrease in the second quarter of 2018 was an increase in bonus expenses due to our improved operating results compared to targets.
OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$416	$459	$(43)	(9)%	712	1,629	(917)	(56)%
Interest expense	(10,061)	(8,376)	(1,685)	20%	(17,667)	(15,524)	(2,143)	14%
Loss from unconsolidated affiliates	—	—	—	n/m	(117)	—	(117)	n/m
Foreign currency exchange (loss) gain, net	(20,690)	11,141	(31,831)	n/m	(18,755)	12,856	(31,611)	n/m
Other gains	29	18	11	n/m	60	35	25	n/m
Other (expense) income, net	$(30,306)	$3,242	$(33,548)	n/m	$(35,767)	$(1,004)	$(34,763)	n/m
________________
n/m — Not meaningful
Interest income
The decrease in interest income for the first half of June 30, 2018 compared to the same period in 2017 was primarily due to the interest earned on a tax refund received in India in the first quarter of 2017 which did not occur in the current period.
Interest expense
The increases in interest expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily related to additional borrowings throughout the second quarter of 2018 to fund the operating cash for our Independent ATM Deployed (“IAD”) networks and higher interest rates as compared to the same periods in 2017.
Foreign currency exchange (loss) gain, net
Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from remeasurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is composed of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded net foreign currency exchange losses of $20.7 million and $18.8 million for the three and six months ended June 30, 2018, respectively, as compared to net foreign currency exchange gains of $11.1 million and $12.9 million for the same periods in 2017. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 27.3% and 30.1% for the three and six months ended June 30, 2018, respectively, as compared to 26.6% and 25.8% for the same periods in 2017. The Company's effective income tax rate for the three and six months ended June 30, 2017 was less than the applicable statutory income tax rate of 35% primarily as a result of the Company's U.S. income tax position. The Company had significant U.S. federal tax net operating loss carryforwards with no recent history of significant U.S. taxable income; therefore, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company generated pre-tax U.S. GAAP income, no income tax expense was recognized to the extent there were net operating loss carryforwards to offset the income. The Company's effective income tax rate for the three and six months ended June 30, 2018 was higher than the applicable statutory income tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act") and its impact on the Company's U.S. income tax positions at the end of 2017. The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings. As stated above, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. After enactment of the Act, the Company expected to utilize its U.S. federal net operating losses to partially offset the transition tax and released the associated valuation allowance in the prior year. This change has created additional U.S. tax expense as the Company will now recognize income tax expense on its pre-tax U.S. GAAP income. In addition, the Act's GILTI provision has created additional U.S. tax expense on foreign earnings. The increase in the effective tax rate for the first half of 2018 compared to the same period in 2017 is largely due to the Act's impact on the Company's U.S. income tax positions. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.
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

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $43.7 million and $70.1 million for the three and six months ended June 30, 2018, respectively, a decrease of $7.6 million and $9.4 million as compared to the same periods in 2017. The decrease in net income for the first half of 2018 was primarily due to a $31.6 million increase in net foreign currency exchange loss, a $2.5 million increase in income tax expense, a decrease in interest income of $0.9 million and an increase in interest expense of $2.1 million, partly offset by an increase in operating income of $27.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2018 and December 31, 2017, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $326.7 million and $482.5 million, respectively. Our ratio of current assets to current liabilities at June 30, 2018 and December 31, 2017 was 1.18 and 1.34, respectively. The decrease in the current ratio is due to the credit facility being recorded as current liability as of June 30, 2018.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of June 30, 2018, we had approximately $725 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,163.4 million at June 30, 2018, of which $969.8 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six month periods ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
Liquidity	2018	2017
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$69,304	$103,241
Investing activities	(68,990)	(50,628)
Financing activities	360,922	253,575
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(25,471)	41,421
Increase in cash and cash equivalents and restricted cash	$335,765	$347,609

Operating activity cash flow
Cash flows provided by operating activities were $69.3 million for the first half of 2018 compared to $103.2 million for the first half of 2017. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $69.0 million for the first half of 2018 compared to $50.6 million for the first half of 2017. The increase is primarily due to acquisitions and increased capital expenditures mainly related to our ATM network expansion. During the first half of 2018, we used $12.9 million for business acquisitions. During the first half of 2018, we used $53.4 million for purchases of property and equipment compared to $47.9 million during the first half of 2017. Cash used for software development and other investing activities totaled $2.8 million and $2.7 million for the first half of 2018 and 2017, respectively.

Financing activity cash flow
Cash flows provided by financing activities were $360.9 million for the first half of 2018 compared to $253.6 million for the first half of 2017. Our financing activities for the first half of 2018 consisted of net borrowings of $536.7 million compared to net borrowings of $253.3 million for the first half of 2017. The increase in net borrowings for the first three months of 2018 compared to the same period of 2017 was the result of additional borrowings under the credit facilities to fund the operating cash of our IAD networks. Additionally, we used $3.3 million and $2.4 million during the first half of 2018 and 2017, respectively, for capital lease repayments. We repurchased $176.7 million and $2.3 million of our stock during the first half of 2018 and 2017, respectively. During the first half of 2018, we repurchased $175.0 million of our shares and paid $1.7 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $2.3 million for the same period of 2017. We received proceeds from stock option exercises of $4.1 million and $4.6 million for the first half of 2018 and 2017, respectively.
Other sources of capital
Credit Facility - As of June 30, 2018, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan ("Term Loan A"), which has been reduced to $45.0 million through principal amortization payments.
The revolving credit facility allows for borrowings in U.S. dollars, euros, British pounds, Australian dollars and/or Indian rupees and contains a $200 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline loans. We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our short-term working capital needs.
The Credit Facility expires in April 2019 and we are in the process of evaluating replacement arrangements. While we cannot provide assurances that we will be able to obtain a favorable replacement for the Credit Facility, based on consultations to date, we believe that we will be able to obtain a replacement arrangement with greater borrowing capacity on terms similar to the current Credit Facility. We currently expect to complete the transaction before September 30, 2018.
As of June 30, 2018, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of June 30, 2018, we had borrowings of $45.0 million outstanding under the term loan. We had $242.8 million of borrowings and $49.0 million of stand-by letters of credit outstanding under the revolving credit facility as of June 30, 2018. The remaining $308.2 million under the revolving credit facility was available for borrowing based upon the borrowing base and financial covenants in our Credit Facility. As of June 30, 2018, the weighted average interest rates under the revolving credit facility and Term Loan A were 3.01% and 3.47%, respectively, excluding amortization of deferred financing costs.
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
ATM Facility - On May 11, 2018, we entered into a short-term credit facility in the amount of $300.0 million for the sole purpose of providing cash for our ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 1.75%. The facility expires on November 30, 2018. The weighted average interest rate for borrowings under the ATM credit facility was 3.5% for the second quarter of 2018.

Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of June 30, 2018, there was $32.5 million outstanding under these other obligation arrangements. Short-term debt obligations, as of June 30, 2018 were primarily comprised of $300.0 million in principal outstanding under the ATM facility, $242.8 million in principal outstanding under the revolving credit facility, the $45.0 million Term Loan A and $31.0 million of other obligation arrangements payments due in the next twelve months.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first half of 2018 were $57.4 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2018 are currently estimated to range from approximately $110 million to $135 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2018, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2018. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2018, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2017, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2018, our total debt outstanding was $995.3 million. Of this amount, $375.0 million, net of debt discounts, or 38% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of June 30, 2018, the fair value of our fixed rate Convertible Notes was $514.3 million, compared to a carrying value of $375.0 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $587.8 million, or 59% of our total debt obligations, relates to debt borrowings under our Credit Facility and ATM facility. If we were to maximize the potential borrowings available under the revolving credit facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $6.0 million.
The remaining $32.5 million, or 3%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of June 30, 2018, we had approximately $14.4 million of capitalized leases with fixed payment and interest terms that expire between 2018 and 2022.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first half of 2018, approximately 70% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2018, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $125 million to $130 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2018, we had foreign currency derivative contracts outstanding with a notional value of $397 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2018, we held foreign currency derivative contracts outstanding with a notional value of $1.2 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $404 million, primarily in euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and and Quarterly Report on Form 10Q for the quarter ended March 31, 2018 filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
April 1 - April 30, 2018	50,000	$78.81	50,000	$246,059
May 1 - May 31, 2018	550,000	$81.64	550,000	201,157
June 1 - June 30, 2018	13,704	$84.39	13,704	200,000
Total	613,704	$81.47	613,704

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

10.1
Employment Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2018 (File No. 001-31648) and incorporated by reference herein)

10.2*	Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas
12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
August 2, 2018
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer