Form 10-Q
period 2018-09-30
EURONET WORLDWIDE INC
filed 2018-11-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 31, 2018, Euronet Worldwide, Inc. had 51,560,331 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,129,272	$819,144
Restricted cash	73,453	81,374
Trade accounts receivable, net of allowances for doubtful accounts of $23,426 at September 30, 2018 and $20,958 at December 31, 2017	813,759	744,879
Prepaid expenses and other current assets	200,004	244,789
Total current assets	2,216,488	1,890,186
Property and equipment, net of accumulated depreciation of $365,708 at September 30, 2018 and $340,128 at December 31, 2017	283,167	268,303
Goodwill	715,745	717,386
Acquired intangible assets, net of accumulated amortization of $191,256 at September 30, 2018 and $179,142 at December 31, 2017	128,586	150,543
Other assets, net of accumulated amortization of $49,010 at September 30, 2018 and $44,469 at December 31, 2017	116,800	113,611
Total assets	$3,460,786	$3,140,029
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$405,683	$494,841
Accrued expenses and other current liabilities	752,295	759,789
Current portion of capital lease obligations	5,396	5,369
Short-term debt obligations and current maturities of long-term debt obligations	233,074	41,288
Income taxes payable	64,200	54,437
Deferred revenue	53,059	51,996
Total current liabilities	1,513,707	1,407,720
Debt obligations, net of current portion	641,388	404,012
Capital lease obligations, net of current portion	8,750	9,753
Deferred income taxes	52,707	54,969
Other long-term liabilities	65,113	64,097
Total liabilities	2,281,665	1,940,551
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 59,554,968 issued at September 30, 2018 and 58,892,744 issued at December 31, 2017	1,191	1,178
Additional paid-in-capital	1,094,531	1,072,005
Treasury stock, at cost, 8,096,314 shares at September 30, 2018 and 6,084,586 shares at December 31, 2017	(392,095)	(217,161)
Retained earnings	609,813	436,954
Accumulated other comprehensive loss	(134,605)	(94,458)
Total Euronet Worldwide, Inc. stockholders’ equity	1,178,835	1,198,518
Noncontrolling interests	286	960
Total equity	1,179,121	1,199,478
Total liabilities and equity	$3,460,786	$3,140,029
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$714,505	$637,834	$1,887,244	$1,647,777
Operating expenses:
Direct operating costs	388,236	364,815	1,093,072	978,768
Salaries and benefits	93,108	82,134	270,537	232,617
Selling, general and administrative	55,787	49,279	158,156	139,708
Acquired intangible assets impairment	—	—	—	2,286
Depreciation and amortization	26,461	24,705	78,726	69,520
Total operating expenses	563,592	520,933	1,600,491	1,422,899
Operating income	150,913	116,901	286,753	224,878
Other income (expense):
Interest income	288	380	1,000	2,009
Interest expense	(11,269)	(9,534)	(28,936)	(25,058)
Loss from unconsolidated affiliates	—	—	(117)	—
Foreign currency exchange (loss) gain, net	(2,704)	8,179	(21,459)	21,035
Other (loss) gains	(34)	—	26	35
Other expense, net	(13,719)	(975)	(49,486)	(1,979)
Income before income taxes	137,194	115,926	237,267	222,899
Income tax expense	(34,937)	(15,573)	(65,031)	(43,130)
Net income	102,257	100,353	172,236	179,769
Net loss (income) attributable to noncontrolling interests	466	(63)	623	9
Net income attributable to Euronet Worldwide, Inc.	$102,723	$100,290	$172,859	$179,778

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$2.01	$1.91	$3.36	$3.43
Diluted	$1.89	$1.80	$3.17	$3.23

Weighted average shares outstanding:
Basic	51,182,502	52,590,837	51,436,228	52,463,511
Diluted	54,263,892	55,784,485	54,521,262	55,582,583
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$102,257	$100,353	$172,236	$179,769
Translation adjustment	(4,613)	26,703	(40,198)	97,311
Comprehensive income	97,644	127,056	132,038	277,080
Comprehensive loss (income) attributable to noncontrolling interests	480	(113)	674	(163)
Comprehensive income attributable to Euronet Worldwide, Inc.	$98,124	$126,943	$132,712	$276,917
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Net income	$172,236	$179,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,726	69,520
Share-based compensation	12,597	11,817
Unrealized foreign exchange loss (gain), net	21,459	(21,035)
Deferred income taxes	(1,208)	(14,856)
Loss from unconsolidated affiliates	117	—
Accretion of convertible debt discount and amortization of debt issuance costs	10,582	10,068
Non-cash impairment of acquired intangible assets	—	2,286
Changes in working capital, net of amounts acquired:
Income taxes payable, net	10,022	10,924
Trade accounts receivable	(87,237)	(7,861)
Prepaid expenses and other current assets	42,552	77,538
Trade accounts payable	(81,149)	(118,677)
Deferred revenue	2,525	(2,497)
Accrued expenses and other current liabilities	9,877	54,233
Changes in noncurrent assets and liabilities	1,474	6,455
Net cash provided by operating activities	192,573	257,684
Cash flows from investing activities:
Acquisitions, net of cash acquired	(12,854)	—
Purchases of property and equipment	(82,129)	(70,871)
Purchases of other long-term assets	(5,787)	(4,651)
Other, net	1,401	1,499
Net cash used in investing activities	(99,369)	(74,023)
Cash flows from financing activities:
Proceeds from issuance of shares	11,757	8,328
Repurchase of shares	(177,163)	(2,310)
Borrowings from revolving credit agreements	4,267,881	1,839,963
Repayments of revolving credit agreements	(4,003,662)	(1,808,695)
Repayments of long-term debt obligations	(51,199)	(6,563)
Repayments of capital lease obligations	(4,739)	(3,473)
Borrowings from short-term debt obligations, net	204,211	99,081
Other, net	1	284
Net cash provided by financing activities	247,087	126,615
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(38,084)	53,494
Increase in cash and cash equivalents and restricted cash	302,207	363,770
Cash and cash equivalents and restricted cash at beginning of period	900,518	812,088

Cash and cash equivalents and restricted cash at end of period	$1,202,725	$1,175,858

Supplemental disclosure of cash flow information:
Interest paid during the period	$19,243	$17,359
Income taxes paid during the period	$55,338	$34,769
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
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, coinciding with the tourism season followed by lower transaction levels during the fourth quarter. Additionally, the epay Segments is impacted by seasonality during the fourth quarter and the first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.
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
The Company completed its review of customer contracts relative to the requirements of Topic 606 and concluded that revenues from certain customer contracts in the epay Segment should be recorded differently under the principal versus agent guidance of Topic 606. With respect to those contracts, the Company concluded that it earns a commission from content providers for distributing and processing their prepaid mobile airtime and other electronic payment products, but it is not the principal for the products themselves. As a result, the impact of the change in accounting principle was a reduction of $16.4 million and $53.3 million in both revenues and direct operating expenses for the three and nine months ended September 30, 2018, respectively, with no impact on reported net income.

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

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the first nine months of 2018 is primarily driven by $36.0 million of cash payments received in the current year for which we have not yet satisfied the performance obligations, that were offset by $35.0 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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

	For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
North America	$7,613	$41,346	$147,830	$196,789	$23,956	$124,667	$420,568	$569,191
Europe	226,531	123,386	84,492	434,409	485,030	340,180	240,266	1,065,476
Asia Pacific	27,570	17,505	31,195	76,270	83,310	52,116	95,049	230,475
Other	22	3,194	4,774	7,990	37	11,776	13,060	24,873
Eliminations	—	—	—	(953)	—	—	—	(2,771)
Total	$261,736	$185,431	$268,291	$714,505	$592,333	$528,739	$768,943	$1,887,244

	For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
North America	$8,065	$15,633	$131,615	$155,313	$23,065	$48,440	$379,620	$451,125
Europe	192,147	141,561	69,802	403,510	391,213	382,316	190,080	963,609
Asia Pacific	25,977	22,556	24,101	72,634	73,614	68,291	72,744	214,649
Other	132	4,484	2,587	7,203	138	13,484	6,761	20,383
Eliminations	—	—	—	(826)	—	—	—	(1,989)
Total	$226,321	$184,234	$228,105	$637,834	$488,030	$512,531	$649,205	$1,647,777
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

The Company adopted these standards as of January 1, 2018. The adoption of these accounting standards resulted in an increase in net cash provided by operating activities of $27.2 million for the nine months ended September, 2017. As of September 30, 2018, the Company had $73.5 million of restricted cash consisting of restricted cash held in trust and/or cash held on behalf of others and cash collateral on bank credit arrangements. Cash held in trust and/or cash held on behalf of others is in connection with the administration of the customer collection and vendor remittance activities by certain subsidiaries within the Company’s epay and EFT Processing Segments. Amounts collected on behalf of certain mobile phone operators and/or merchants are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. The accounting for lessors is largely unchanged from the previous accounting guidance, except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard.

The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. A modified retrospective approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of practical expedients", which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.
The Company currently anticipates this standard will have a material impact on its consolidated balance sheets but will not have a material impact on its consolidated income statements. The Company currently expects the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. The Company currently expects its accounting for capital leases to remain substantially unchanged. The Company is continuing to assess the potential impacts of the standard.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,182,502	52,590,837	51,436,228	52,463,511
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,521,560	1,863,883	1,525,204	1,789,307
Incremental shares from assumed conversion of convertible notes	1,559,830	1,329,765	1,559,830	1,329,765
Diluted weighted average shares outstanding	54,263,892	55,784,485	54,521,262	55,582,583
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and nine months ended September 30, 2018 and 2017. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 436,000 and 792,000 for the three and nine months ended September 30, 2018, respectively, and approximately 458,000 and 884,000 for the three and nine months ended September 30, 2017, respectively.
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

As of September 30, 2018 and 2017, the stock price exceeded the conversion price and these notes were dilutive to earnings per share. Further, as a result of the share price increasing from $94.79 at September 30, 2017 to $100.22 at September 30, 2018, there was an increase in shares from the assumed conversion of convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the first nine months of 2018, the Company repurchased $175.0 million, in value of Euronet common stock under the Repurchase Program.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation losses of $4.6 million and $40.2 million for the three and nine months ended September 30, 2018, respectively, and gains of $26.7 million and $97.3 million for the three and nine months ended September 30, 2017, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2018 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2017	$150,543	$717,386	$867,929
Increases (decreases):
Acquisitions	—	20,742	20,742
Amortization	(17,179)	—	(17,179)
Other (primarily changes in foreign currency exchange rates)	(4,778)	(22,383)	(27,161)
Balance as of September 30, 2018	$128,586	$715,745	$844,331
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2018, is expected to total $5.4 million for the remainder of 2018, $21.2 million for 2019, $20.4 million for 2020, $19.5 million for 2021, $18.5 million for 2022 and $13.7 million for 2023.
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

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Accrued expenses	$305,969	$301,390
Money transfer settlement obligations	341,073	343,613
Accrued amounts due to mobile operators and other content providers	79,155	92,291
Derivative liabilities	25,829	22,495
Total	$752,295	$759,789

(6) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Credit Facility:
Term loan, due 2019	$—	$51,094
Revolving credit agreements, due 2019	266,738	3,000
	266,738	54,094
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	377,863	369,259

ATM credit facility	200,000	—

Other obligations	33,696	27,763

Total debt obligations	878,297	451,116
Unamortized debt issuance costs	(3,835)	(5,816)
Carrying value of debt	874,462	445,300
Short-term debt obligations and current maturities of long-term debt obligations	(233,074)	(41,288)
Long-term debt obligations	$641,388	$404,012

Credit Facility
As of September 30, 2018, the Company had a $675 million senior secured credit facility (the "Credit Facility") consisting of a $600 million revolving credit agreement and a $75 million term loan, which was retired early during the third quarter of 2018. The Credit Facility was subsequently replaced by a new credit agreement on October 17, 2018, which resulted in long-term debt obligation classification for the Credit Facility as of September 30, 2018. See Note 13, Subsequent Event, for further details.
Interest on borrowings under the revolving credit facility varies based upon the Company's consolidated total leverage ratio, as defined in the Company's credit agreement, and is based on a margin over the London Inter-Bank Offered Rate (“LIBOR”) or a margin over a base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans or 0.375% to 1.375% for base rate loans. Accordingly, the weighted average interest rate for borrowings outstanding under the Company's revolving credit facility was 3.58% as of September 30, 2018.
Convertible Debt
The Convertible Senior Notes (“Convertible Notes”) had a principal amount outstanding of $402.5 million as of September 30, 2018. The Convertible Notes mature in October 2044 unless repurchased or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share. Holders of the Convertible

Notes have the option to require the Company to purchase their notes at par on October 1, 2020, and have additional options to require the Company to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company.
Holders may convert all or any portion of their Convertible Notes at their option at any time prior to October 1, 2044 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the measurement period) in which the trading price for the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. If the holders exercise their option to convert, the Company is required to deliver cash or shares of the Company's common stock, at the Company's option, to satisfy the principal amount and the conversion premium. As of September 30, 2018, the conversion threshold in clause (1) of the preceding sentence had been met and the Convertible Notes became convertible at the holders' option during the fourth quarter of 2018.
Contractual interest expense for the Convertible Notes was $1.5 million and $4.5 million for the three and nine months ended September 30, 2018 and 2017, respectively. Accretion expense was $2.9 million and $8.6 million for the three and nine months ended September 30, 2018, respectively, and $2.8 million and $8.2 million for the three and nine months ended September 30, 2017, respectively. The effective interest rate was 4.7% for the three and nine months ended September 30, 2018. As of September 30, 2018, the unamortized discount was $24.6 million, and will be amortized through October 1, 2020.
ATM Credit Facility
On May 11, 2018, the Company entered into a short-term credit facility in the amount of $300 million for the sole purpose of providing cash for its ATM network. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 1.75%. The facility expires on November 30, 2018. The Company repaid $100 million of the facility during the third quarter of 2018. The weighted average interest rate for borrowings under the ATM credit facility was 3.7% and 3.6% for the three and nine months ended September 30, 2018.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of September 30, 2018, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $328 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of September 30, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $275 million, primarily in euros and Polish zloty.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $16.8 million and $52.5 million for the three and nine months ended September 30, 2018, respectively, and $16.7 million and $48.4 million for the three and nine months ended September 30, 2017, respectively. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of September 30, 2018 was approximately $1.2 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expense and other current assets	$41,399	$36,574	Accrued expenses and other current liabilities	$(25,829)	$(22,495)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2018 and December 31, 2017 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$41,399	$—	$41,399	$(15,915)	$(4,515)	$20,969

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$36,574	$—	$36,574	$(15,050)	$(7,603)	$13,921
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(25,829)	$—	$(25,829)	$15,915	$1,004	$(8,910)

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$(22,495)	$—	$(22,495)	$15,050	$2,716	$(4,729)
See Note 8, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2018	2017	2018	2017
Foreign currency exchange contracts	Foreign currency exchange gain (loss), net	$2,058	$3,062	$10,438	$(3,007)
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$41,399	$—	$41,399
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,829)	$—	$(25,829)

		As of December 31, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,574	$—	$36,574
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(22,495)	$—	$(22,495)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2018 and December 31, 2017, the fair values of the Convertible Notes were $562.6 million and $503.7 million, respectively, with carrying values of $377.9 million and $369.3 million, respectively.
(9) SEGMENT INFORMATION
The Company’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific and the United States. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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
The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$261,736	$185,431	$268,291	$(953)	$714,505
Operating expenses:
Direct operating costs	101,763	142,665	144,758	(950)	388,236
Salaries and benefits	21,653	14,491	48,945	8,019	93,108
Selling, general and administrative	11,227	9,968	32,483	2,109	55,787
Depreciation and amortization	16,694	1,881	7,854	32	26,461
Total operating expenses	151,337	169,005	234,040	9,210	563,592
Operating income (expense)	$110,399	$16,426	$34,251	$(10,163)	$150,913

	For the Three Months Ended September 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$226,321	$184,234	$228,105	$(826)	$637,834
Operating expenses:
Direct operating costs	99,024	143,023	123,588	(820)	364,815
Salaries and benefits	16,817	13,955	44,110	7,252	82,134
Selling, general and administrative	8,878	9,145	28,648	2,608	49,279
Depreciation and amortization	14,805	2,461	7,403	36	24,705
Total operating expenses	139,524	168,584	203,749	9,076	520,933
Operating income (expense)	$86,797	$15,650	$24,356	$(9,902)	$116,901

	For the Nine Months Ended September 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$592,333	$528,739	$768,943	$(2,771)	$1,887,244
Operating expenses:
Direct operating costs	279,927	403,010	412,895	(2,760)	1,093,072
Salaries and benefits	57,704	43,235	145,420	24,178	270,537
Selling, general and administrative	30,557	27,191	93,610	6,798	158,156
Depreciation and amortization	49,277	5,653	23,702	94	78,726
Total operating expenses	417,465	479,089	675,627	28,310	1,600,491
Operating income (expense)	$174,868	$49,650	$93,316	$(31,081)	$286,753

	For the Nine Months Ended September 30, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$488,030	$512,531	$649,205	$(1,989)	$1,647,777
Operating expenses:
Direct operating costs	238,753	393,269	348,724	(1,978)	978,768
Salaries and benefits	46,125	39,606	125,273	21,613	232,617
Selling, general and administrative	23,960	27,628	77,912	10,208	139,708
Acquired intangible assets impairment	2,286	—	—	—	2,286
Depreciation and amortization	39,816	7,667	21,941	96	69,520
Total operating expenses	350,940	468,170	573,850	29,939	1,422,899
Operating income (expense)	$137,090	$44,361	$75,355	$(31,928)	$224,878

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
EFT Processing	$209,912	$196,451	$1,460,848	$1,040,135
epay	29,496	28,135	616,406	695,990
Money Transfer	43,684	43,564	1,366,298	1,255,765
Corporate Services, Eliminations and Other	75	153	17,234	148,139
Total	$283,167	$268,303	$3,460,786	$3,140,029

(10) INCOME TAXES
The Company's effective income tax rate was 25.5% and 27.4% for the three and nine months ended September 30, 2018, respectively, compared to 13.4% and 19.3% for the three and nine months ended September 30, 2017, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2017 was less than the applicable statutory rate of 35% primarily due to the release of a $16.3 million valuation allowance against certain foreign deferred tax assets and, to a lesser extent, the Company's U.S. tax position. In 2017, the significant year-over-year and year-to-date profitability of ATMs under management in Europe allowed the release of the valuation allowance as the Company believes that certain foreign deferred assets, including net operating loss carryforwards, will more likely than not be realized in future periods. In addition, the Company had significant U.S. federal tax net operating loss carryforwards with no recent history of significant U.S. taxable income; therefore, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company generated pre-tax U.S. GAAP income, no income tax expense was recognized to the extent there were net operating loss carryforwards to offset the pre-tax U.S. GAAP income.
The Company's effective income tax rate for the three and nine months ended September 30, 2018 was higher than the applicable statutory income tax rate of 21% as a result of the enactment into law of what is commonly known as the Tax Cuts and Jobs Act of 2017 (the "Act") and the Act's impact on the Company's U.S. income tax positions at the end of 2017. The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings. As stated above, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Upon enactment of the Act, the Company expected to utilize its historic U.S. federal tax net operating losses to partially offset the transition tax and released the associated valuation allowance in the fourth quarter of 2017. This change has created additional U.S. tax expense as the Company now recognizes income tax expense on its pre-tax U.S. GAAP income. In addition, the Act's global intangible low-taxed income ("GILTI") provision has subjected the Company's foreign earnings to additional U.S. tax expense.
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
(11) COMMITMENTS
As of September 30, 2018, the Company had $74.3 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $47.9 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.7 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2018, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $23.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $29.4 million over the terms of agreements with the customers.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2018, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $318 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2018 or December 31, 2017.
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
(13) SUBSEQUENT EVENT
On October 17, 2018, the Company entered into a new unsecured revolving credit agreement for $1.0 billion that expires on October 17, 2023. Interest on borrowings varies based upon the Company's corporate credit rating and on a margin over LIBOR or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% or 0.175% to 1.0% for base rate loans. The new credit facility replaced the $675 million senior secured credit facility that was due to expire on April 9, 2019.
Once each of Euronet's domestic subsidiaries reaches a certain size, it is required under the unsecured revolving credit agreement to provide a guarantee of all the outstanding obligations under the credit agreement.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the Brexit vote, and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; Visa's announced rule change to allow our ATMs to provide DCC beginning mid-April of next year; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection requirements, and the E.U. General Data Protection Regulation, or GDPR, and Payment Services Directive 2, or PSD2, requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 41,902 ATMs and approximately 279,000 POS terminals across Europe, the Middle East and Asia Pacific and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products. We operate a network of approximately 687,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe, and global account-to-account money transfer services under the brand name HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 361,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name HiFX through HiFX branded websites and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 37% and 31% of total consolidated revenues for the third quarter and first nine months of 2018, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 26% and 28% of total consolidated revenues for the third quarter and first nine months of 2018, respectively, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 60% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 37% and 41% of total consolidated revenues for the third quarter and first nine months of 2018, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, xe and HiFX branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

•
the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions;

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

•
our ability to successfully expand our agent network in Europe using our payment institution licenses under the Second Payment Services Directive ("PSD2") and using our various licenses in the United States;

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2018 and 2017 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase Percent	2018	2017	Increase (Decrease) Amount	Increase Percent
EFT Processing	$261,736	$226,321	$35,415	16%	$592,333	$488,030	$104,303	21%
epay	185,431	184,234	1,197	1%	528,739	512,531	16,208	3%
Money Transfer	268,291	228,105	40,186	18%	768,943	649,205	119,738	18%
Total	715,458	638,660	76,798	12%	1,890,015	1,649,766	240,249	15%
Corporate services, eliminations and other	(953)	(826)	(127)	15%	(2,771)	(1,989)	(782)	39%
Total	$714,505	$637,834	$76,671	12%	$1,887,244	$1,647,777	$239,467	15%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase Percent	2018	2017	Increase Amount	Increase (Decrease) Percent
EFT Processing	$110,399	$86,797	$23,602	27%	$174,868	$137,090	$37,778	28%
epay	16,426	15,650	776	5%	49,650	44,361	5,289	12%
Money Transfer	34,251	24,356	9,895	41%	93,316	75,355	17,961	24%
Total	161,076	126,803	34,273	27%	317,834	256,806	61,028	24%
Corporate services, eliminations and other	(10,163)	(9,902)	(261)	3%	(31,081)	(31,928)	847	(3)%
Total	$150,913	$116,901	$34,012	29%	$286,753	$224,878	$61,875	28%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the third quarter and first nine months of 2018 was 1% less and 3% more, respectively, due to the changes in foreign currency exchange rates when compared to the same periods of 2017.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,		Increase (Decrease) Percent	Average Translation Rate Nine Months Ended September 30,		Increase (Decrease) Percent
Currency (dollars per foreign currency)	2018	2017		2018	2017
Australian dollar	$0.7311	$0.7896	(7)%	$0.7579	$0.7661	(1)%
British pound	$1.3027	$1.3091	—%	$1.3516	$1.2756	6%
euro	$1.1624	$1.1754	(1)%	$1.1944	$1.1136	7%
Hungarian forint	$0.0036	$0.0038	(5)%	$0.0038	$0.0036	6%
Indian rupee	$0.0143	$0.0156	(8)%	$0.0149	$0.0153	(3)%
Malaysian ringgit	$0.2444	$0.2347	4%	$0.2509	$0.2302	9%
New Zealand dollar	$0.6684	$0.7309	(9)%	$0.6999	$0.7156	(2)%
Polish zloty	$0.2702	$0.2762	(2)%	$0.2814	$0.2613	8%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2018 and 2017 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase Percent	2018	2017	Increase (Decrease) Amount	Increase Percent
Total revenues	$261,736	$226,321	$35,415	16%	$592,333	$488,030	$104,303	21%
Operating expenses:
Direct operating costs	101,763	99,024	2,739	3%	279,927	238,753	41,174	17%
Salaries and benefits	21,653	16,817	4,836	29%	57,704	46,125	11,579	25%
Selling, general and administrative	11,227	8,878	2,349	26%	30,557	23,960	6,597	28%
Acquired intangible assets impairment	—	—	—	n/m	—	2,286	(2,286)	n/m
Depreciation and amortization	16,694	14,805	1,889	13%	49,277	39,816	9,461	24%
Total operating expenses	151,337	139,524	11,813	8%	417,465	350,940	66,525	19%
Operating income	$110,399	$86,797	$23,602	27%	$174,868	$137,090	$37,778	28%
Transactions processed (millions)	711	615	96	16%	2,010	1,726	284	16%
ATMs as of September 30,	41,902	38,105	3,797	10%	41,902	38,105	3,797	10%
Average ATMs	41,761	38,123	3,638	10%	39,975	36,524	3,451	9%

Revenues
EFT Processing Segment total revenues for the three and nine months ended September 30, 2018 were $261.7 million and $592.3 million, respectively, an increase of $35.4 million or 16% and $104.3 million or 21% as compared to the same periods in 2017. The increase in total revenues for the three and nine months ended September 30, 2018 were primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed. The transaction growth includes an increase in value-added transactions on the ATMs and point-of-sale terminals, including dynamic currency conversion, domestic and international surcharge, and foreign currency dispensing. The increases for the first nine months of 2018 were also impacted by the recovery from a cash shortage in India due to the demonetization initiated in the fourth quarter of 2016, which carried over into the first half of 2017. In the second half of 2017, the India cash supply returned to near pre-demonetization levels. Foreign currency exchange rate movements increased total revenues by approximately $20.3 million for the first nine months of 2018 as compared to the same period in 2017 and decreased total revenues by approximately $4.8 million for the third quarter of 2018 as compared to the same period in 2017.
Average monthly revenues per ATM were $2,089 and $1,646 for the three and nine months ended September 30, 2018, respectively, compared to $1,979 and $1,485 for the three and nine months ended September 30, 2017, respectively. Revenues per transaction were $0.37 for the third quarter and $0.29 for the first nine months of 2018, respectively, compared to $0.37 for the third quarter and and $0.28 for the first nine months of 2017, respectively. The increase in average monthly revenues per ATM for the first nine months of 2018 was primarily the result of the impact of the weakening of the U.S. dollar against key foreign currencies.
Direct operating costs
EFT Processing Segment direct operating costs were $101.8 million and $279.9 million for the three and nine months ended September 30, 2018, respectively, an increase of $2.7 million or 3% and $41.2 million or 17% as compared to the same periods in 2017. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and nine months ended September 30, 2018 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network which has more seasonal revenue generation.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $160.0 million and $312.4 million for the three and nine months ended September 30, 2018, respectively, compared to $127.3 million and $249.3 million for the three and nine months ended September 30, 2017, respectively. The increases in gross profit were primarily due to the growth in revenues from the increases in ATMs under management, DCC transactions, domestic and international surcharge, and foreign currency dispensing. The net impact of the U.S. dollar weakening against key foreign currencies also contributed to the increase in gross profit for the first nine months of 2018. Gross profit as a percentage of revenues (“gross margin”) was 61.1% and 52.7% for the three and nine months ended September 30, 2018, respectively, as compared to 56.2% and 51.1% for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, the increases in gross margins were attributable to the increases in DCC transactions, domestic and international surcharge, foreign currency dispensing, and also a higher volume of sales of POS devices in Greece on which we earned a lower margin in the third quarter of 2017 which did not occur in the current period.
Salaries and benefits
Salaries and benefits expense increased $4.8 million or 29% and $11.6 million or 25% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases in salaries and benefits were primarily attributable to higher bonus expense resulting from operating income growth and additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs increased to 8.3% and 9.7% for the third quarter and first nine months of 2018, respectively, compared to 7.4% and 9.5% for the third quarter and first nine months of 2017, respectively. The increases were primarily due to additional headcount to support an increase in the number of ATMs and POS devices under management.
Selling, general and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2018 were $11.2 million and $30.6 million, respectively, an increase of $2.3 million or 26% and $6.6 million or 28% as compared to the same periods in 2017. The increases in selling, general and administrative expenses were primarily due to an increase in costs to support the growth in the business. As a percentage of revenues, selling, general and administrative expenses were 4.3% and 5.2% for the three and nine months ended September 30, 2018, respectively, compared to 3.9% and 4.9% for the three and nine months ended September 30, 2017, respectively.
Depreciation and amortization
Depreciation and amortization expense increased $1.9 million and $9.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily attributable to the deployment of additional ATMs under management and software assets. As a percentage of revenues, depreciation and amortization expense was 6.4% and 8.3% for the third quarter and first nine months of 2018, respectively, as compared to 6.5% and 8.2% for the same periods of 2017.
Operating income
EFT Processing Segment operating income for the three and nine months ended September 30, 2018 was $110.4 million and $174.9 million, respectively, an increase of $23.6 million or 27% and $37.8 million or 28% as compared to the same periods in 2017. EFT Processing Segment operating income for the three and nine months ended September 30, 2018 increased primarily due to the increases in the number of DCC transactions, domestic and international surcharge, and foreign currency dispensing as a result of the increased number of ATMs.
Operating income as a percentage of revenues (“operating margin”) was 42.2% for the third quarter and 29.5% for the first nine months of 2018 compared to 38.4% for the third quarter and 28.1% for the first nine months of 2017. The increases in operating margins were primarily due to higher operating revenues partially offset by expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.16 for the third quarter and $0.09 for the first nine months of 2018 as compared to $0.14 and $0.08 for the same periods of 2017.

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2018 and 2017 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent	2018	2017	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$185,431	$184,234	$1,197	1%	$528,739	$512,531	$16,208	3%
Operating expenses:
Direct operating costs	142,665	143,023	(358)	—%	403,010	393,269	9,741	2%
Salaries and benefits	14,491	13,955	536	4%	43,235	39,606	3,629	9%
Selling, general and administrative	9,968	9,145	823	9%	27,191	27,628	(437)	(2)%
Depreciation and amortization	1,881	2,461	(580)	(24)%	5,653	7,667	(2,014)	(26)%
Total operating expenses	169,005	168,584	421	—%	479,089	468,170	10,919	2%
Operating income	$16,426	$15,650	$776	5%	$49,650	$44,361	$5,289	12%
Transactions processed (millions)	284	293	(9)	(3)%	805	901	(96)	(11)%
Revenues
epay Segment total revenues for the three and nine months ended September 30, 2018 were $185.4 million and $528.7 million, respectively, an increase of $1.2 million or 1% and $16.2 million or 3% as compared to the same periods in 2017. The total revenues for the third quarter of 2018 was consistent with the same period in 2017. The increases in total revenues for the first nine months of 2018 was primarily due to an increase in the number of non-mobile transactions and the impact of the U.S. dollar weakening against key foreign currencies. The increase in total revenues was partially offset by the ASC 606 adjustment and a decrease in prepaid mobile transactions processed in the U.S., the U.K. and Australia due to competitive pressures on prepaid mobile carriers. Foreign currency exchange rate movements decreased total revenues by approximately $3.8 million for the third quarter of 2018 and increased total revenues by $18.2 million for the first nine months of 2018, compared to the same periods in 2017.
Revenues per transaction were $0.65 for the third quarter and $0.66 for the first nine months of 2018 compared to $0.63 and $0.57 for the same periods in 2017. The increases in revenues per transaction were primarily driven by the revenue growth from non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
epay Segment direct operating costs were $142.7 million and $403.0 million for the three and nine months ended September 30, 2018, respectively, a decrease of $0.4 million and an increase of $9.7 million as compared to the same periods in 2017. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs for the first nine months of 2018 was primarily due to the ASC 606 adjustment and net impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit was $42.8 million and $125.7 million for the three and nine months ended September 30, 2018, respectively, as compared to $41.2 million and $119.3 million for the three and nine months ended September 30, 2017, respectively. The increases were primarily due to the growth in non-mobile transactions processed, partly offset by a decrease in prepaid mobile transactions processed in certain markets.
During the three and nine months ended September 30, 2018, the gross margin was essentially flat compared to the same periods in the prior year. Gross margin was 23.1% and 23.8% for the three and nine months ended September 30, 2018, respectively, as compared to 22.4% and 23.3% for the same periods in 2017.

Salaries and benefits
Salaries and benefits expense increased $0.5 million or 4% and $3.6 million or 9% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were mainly driven by the higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits were 7.8% and 8.2% for the three and nine months ended September 30, 2018, respectively, as compared to 7.6% and 7.7% for the same periods in 2017.
Selling, general and administrative
Selling, general and administrative expenses were $10.0 million and $27.2 million for the three and nine months ended September 30, 2018, an increase of 9% and a decrease of 2% as compared to the same periods in 2017. The increase for the third quarter of 2018 was mainly due to increased promotional cost for our non-mobile products. The decrease in selling, general and administrative expenses first nine months of 2018 for the was mainly due to cost control efforts. As a percentage of revenues, selling, general and administrative expenses were 5.4% and 5.1% for the three and nine months ended September 30, 2018 compared to 5.0% and 5.4% for the same periods in 2017.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was $1.9 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, a decrease of 24% and 26% as compared to the same periods in 2017. The decreases were largely due to certain intangible assets becoming fully amortized for the three and nine months ended September 30, 2017. As a percentage of revenues, depreciation and amortization expense was 1.0% and 1.1% for the three and nine months ended September 30, 2018, respectively, and 1.3% and 1.5% for both the three and nine months ended September 30, 2017, respectively.
Operating income
epay Segment operating income for the three and nine months ended September 30, 2018 was $16.4 million and $49.7 million, respectively, an increase of $0.8 million and $5.3 million as compared to the same periods in 2017. Operating income for the three and nine months ended September 30, 2018 improved as a result of the increased gross profit from the distribution of more non-mobile products, along with operating cost controls.
Operating margin increased to 8.9% and 9.4% for the three and nine months ended September 30, 2018, respectively, from 8.5% and 8.7% for the same periods in 2017, respectively. The increases were mainly due to an increase in the percentage of revenues from non-mobile products which earn a higher margin than mobile transactions. Operating income per transaction increased to $0.06 for both the three and nine months ended September 30, 2018 from $0.05 for the same periods in 2017. The increases were primarily due to the loss of a high-volume, low-margin customer in the Middle East.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2018 and 2017 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase Percent	2018	2017	Increase Amount	Increase Percent
Total revenues	$268,291	$228,105	$40,186	18%	$768,943	$649,205	$119,738	18%
Operating expenses:
Direct operating costs	144,758	123,588	21,170	17%	412,895	348,724	64,171	18%
Salaries and benefits	48,945	44,110	4,835	11%	145,420	125,273	20,147	16%
Selling, general and administrative	32,483	28,648	3,835	13%	93,610	77,912	15,698	20%
Depreciation and amortization	7,854	7,403	451	6%	23,702	21,941	1,761	8%
Total operating expenses	234,040	203,749	30,291	15%	675,627	573,850	101,777	18%
Operating income	$34,251	$24,356	$9,895	41%	$93,316	$75,355	$17,961	24%
Transactions processed (millions)	27.8	23.9	3.9	16%	79.0	67.4	11.6	17%
Revenues
Money Transfer Segment total revenues for the three and nine months ended September 30, 2018 were $268.3 million and $768.9 million, respectively, an increase of $40.2 million or 18% and $119.7 million or 18% as compared to the same periods in 2017. The increases in total revenues for the three and nine months ended September 30, 2018 were primarily due to increases in the number of money transfers processed, driven by growth in the U.S. and foreign agent and correspondent payout networks.
Revenues per transaction increased slightly compared to the same periods in the prior year. Revenues per transaction increased to $9.65 and $9.73 for the third quarter and first nine months of 2018, respectively, from $9.54 and $9.63 for the same periods in 2017.
Direct operating costs
Money Transfer Segment direct operating costs were $144.8 million and $412.9 million for the three and nine months ended September 30, 2018, respectively, an increase of $21.2 million or 17% and $64.2 million or 18% as compared to the same periods in 2017. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and nine months of 2018 were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $123.5 million and $356.0 million for the three and nine months ended September 30, 2018, respectively, as compared to $104.5 million and $300.5 million for the three and nine months ended September 30, 2017, respectively. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
During the three and nine months ended September 30, 2018, gross margin remained flat at 46.0% and 46.3%, respectively, as compared to 45.8% and 46.3% for the three and nine months ended September 30, 2017, respectively.
Salaries and benefits
Salaries and benefits expense increased $4.8 million or 11% and $20.1 million or 16% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increases in salaries and benefits were primarily due to the expansion of our operations in the U.S. and foreign markets. As a percentage of revenues, salaries and benefits were 18.2% and 18.9% for the three and nine months ended September 30, 2018, respectively, as compared to 19.3% for the same periods in 2017.

Selling, general, and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2018 were $32.5 million and $93.6 million, respectively, an increase of $3.8 million or 13%, and $15.7 million or 20% as compared to the same periods in 2017. The increases were primarily due to expenses incurred to support the growth of our money transfer services in both the U.S. and foreign markets.
As a percentage of revenues, selling, general and administrative expenses were 12.1% and 12.2% for the three and nine months ended September 30, 2018, respectively, as compared to 12.6% and 12.0% for the same periods in 2017. For the third quarter of 2018, this was primarily due to increases in the number of money transfers processed, which did not require similar increases in support costs. For the first nine months of 2018, the increase in selling, general and administrative expenses as a percentage of revenues was primarily attributable to the increased support costs to expand the business.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased $0.5 million or 6% and $1.8 million or 8%, for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, largely due to the increased capital additions as a result of business growth.
As a percentage of revenues, depreciation and amortization expense was 2.9% for the third quarter and 3.1% for the first nine months of 2018 as compared to 3.2% and 3.4% for the same periods of 2017. The decreases were primarily due to certain intangible assets becoming fully amortized.
Operating income
Money Transfer Segment operating income for the three and nine months ended September 30, 2018 was $34.3 million and $93.3 million, respectively, an increase of $9.9 million or 41% and $18.0 million or 24% as compared to the same periods of 2017. Operating income for the three and nine months ended September 30, 2018 increased primarily due to the growth in the number of money transfers processed partly offset by the additional salaries and benefits and other costs incurred.
As a percentage of revenues, operating margin was 12.8% and 12.1% for the three and nine months ended September 30, 2018, respectively, as compared to 10.7% and 11.6% for the same periods in 2017. Operating income per transaction increased to $1.23 and $1.18 for the three and nine months ended September 30, 2018, respectively, from $1.02 and $1.12 for the same periods in 2017. The increases in operating margin and operating income per transaction were primarily due to the growth in the number of money transfers processed which did not require similar increases in support costs.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2018 and 2017 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$8,019	$7,252	$767	11%	$24,178	$21,613	$2,565	12%
Selling, general and administrative	2,112	2,614	(502)	(19)%	6,809	10,219	(3,410)	(33)%
Depreciation and amortization	32	36	(4)	(11)%	94	96	(2)	(2)%
Total operating expenses	$10,163	$9,902	$261	3%	$31,081	$31,928	$(847)	(3)%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $10.2 million and $31.1 million for the three and nine months ended September 30, 2018, respectively, an increase of 3% and a decrease of 3% as compared to the same periods in 2017. The operating expenses for the three months ended September 30, 2018 increased primarily due to an increase in bonus expenses resulting from our improved operating results partly offset by a decrease in professional services fees. The operating expenses for the first nine months of 2018 decreased primarily due to a decrease in professional services fees and other costs incurred in connection with the proposed acquisition of MoneyGram International Inc. that occurred in the prior year but not in the current period.
OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent	2018	2017	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$288	$380	$(92)	(24)%	1,000	2,009	(1,009)	(50)%
Interest expense	(11,269)	(9,534)	(1,735)	18%	(28,936)	(25,058)	(3,878)	15%
Loss from unconsolidated affiliates	—	—	—	n/m	(117)	—	(117)	n/m
Foreign currency exchange (loss) gain, net	(2,704)	8,179	(10,883)	n/m	(21,459)	21,035	(42,494)	n/m
Other (loss) gains	(34)	—	(34)	n/m	26	35	(9)	n/m
Other expense, net	$(13,719)	$(975)	$(12,744)	n/m	$(49,486)	$(1,979)	$(47,507)	n/m
________________
n/m — Not meaningful
Interest income
The decrease in interest income for the first nine months of September 30, 2018 compared to the same period in 2017 was primarily due to the interest earned on a tax refund received in India in the first quarter of 2017 which did not occur in the current period.
Interest expense
The increases in interest expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily related to additional borrowings throughout the third quarter of 2018 to fund the operating cash for our Independent ATM Deployed (“IAD”) networks and higher interest rates as compared to the same periods in 2017.

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
We recorded net foreign currency exchange losses of $2.7 million and $21.5 million for the three and nine months ended September 30, 2018, respectively, as compared to net foreign currency exchange gains of $8.2 million and $21.0 million for the same periods in 2017. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 25.5% and 27.4% for the three and nine months ended September 30, 2018, respectively, as compared to 13.4% and 19.3% for the same periods in 2017. The Company's effective income tax rate for the three and nine months ended September 30, 2017 was less than the applicable statutory income tax rate of 35% primarily due to the release of a $16.3 million valuation allowance against certain foreign deferred tax assets and, to a lesser extent, the Company's U.S. tax position. In 2017, the significant year-over-year and year-to-date profitability of ATMs under management in Europe allowed the release of the valuation allowance as the Company believes that certain foreign deferred assets, including net operating loss carryforwards, will more likely than not be realized in future periods. In addition, the Company had significant U.S. federal tax net operating loss carryforwards with no recent history of significant U.S. taxable income; therefore, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. Accordingly, in instances when the Company generated pre-tax U.S. GAAP income, no income tax expense was recognized to the extent there were net operating loss carryforwards to offset the income. The Company's effective income tax rate for the three and nine months ended September 30, 2018 was higher than the applicable statutory income tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "Act") and its impact on the Company's U.S. income tax positions at the end of 2017. The most significant provisions of the Act are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction in the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings. As stated above, the Company had recorded a valuation allowance against its net U.S. deferred tax assets. After enactment of the Act, the Company expected to utilize its U.S. federal net operating losses to partially offset the transition tax and released the associated valuation allowance in the prior year. This change has created additional U.S. tax expense as the Company will now recognize income tax expense on its pre-tax U.S. GAAP income. In addition, the Act's GILTI provision has created additional U.S. tax expense on foreign earnings. The increase in the effective tax rate for the first nine months of 2018 compared to the same period in 2017 is largely due to the 2017 release of valuation allowance and to a certain extent, the Act's impact on the Company's U.S. income tax positions. See Note 10 to the financial statements included in Part I, Item 1 of this report for additional information related to income taxes.
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Noncontrolling interests represents the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $102.7 million and $172.9 million for the three and nine months ended September 30, 2018, respectively, an increase of $2.4 million and a decrease of $6.9 million as compared to the same periods in 2017. The decrease in net income for the first nine months of 2018 was primarily due to a $42.5 million increase in net foreign currency exchange loss, a $21.9 million increase in income tax expense, a decrease in interest income of $1.0 million and an increase in interest expense of $3.9 million, partly offset by an increase in operating income of $61.9 million and a $0.6 million increase in losses attributable to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2018 and December 31, 2017, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $702.8 million and $482.5 million, respectively. Our ratio of current assets to current liabilities at September 30, 2018 and December 31, 2017 was 1.46 and 1.34, respectively.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of September 30, 2018, we had approximately $640 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,129.3 million at September 30, 2018, of which $941.5 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine month periods ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
Liquidity	2018	2017
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$192,573	$257,684
Investing activities	(99,369)	(74,023)
Financing activities	247,087	126,615
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(38,084)	53,494
Increase in cash and cash equivalents and restricted cash	$302,207	$363,770

Operating activity cash flow
Cash flows provided by operating activities were $192.6 million for the first nine months of 2018 compared to $257.7 million for the first nine months of 2017. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $99.4 million for the first nine months of 2018 compared to $74.0 million for the first nine months of 2017. The increase is primarily due to acquisitions and increased capital expenditures mainly related to our ATM network expansion. During the first nine months of 2018, we used $12.9 million for business acquisitions. During the first nine months of 2018, we used $82.1 million for purchases of property and equipment compared to $70.9 million during the first nine months of 2017. Cash used for software development and other investing activities totaled $4.4 million and $3.2 million for the first nine months of 2018 and 2017, respectively.
Financing activity cash flow
Cash flows provided by financing activities were $247.1 million for the first nine months of 2018 compared to $126.6 million for the first nine months of 2017. Our financing activities for the first nine months of 2018 consisted of net borrowings of $417.2 million compared to net borrowings of $123.8 million for the first nine months of 2017. The increase in net borrowings for the first nine months of 2018 compared to the same period of 2017 was the result of additional borrowings under the credit facilities to fund the operating cash of our IAD networks. Additionally, we used $4.7 million and $3.5 million during the first nine months of 2018 and 2017, respectively, for capital lease repayments. We repurchased $177.2 million and $2.3 million of our stock during the first nine months of 2018 and 2017, respectively. During the first nine months of 2018, we repurchased $175.0 million of our shares and paid $2.2 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $2.3 million for the same period of 2017. We received proceeds from stock option exercises of $11.8 million and $8.3 million for the first nine months of 2018 and 2017, respectively.
Other sources of capital
Credit Facility - As of September 30, 2018, we had a $675 million senior secured credit facility that matures on April 9, 2019 (the "Credit Facility") consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and a $75 million term loan which was retired early during the third quarter of 2018. On October 17, 2018, the Credit Facility was subsequently replaced with a new $1.0 billion unsecured revolving credit agreement that expires on October 17, 2023.
We use the revolving credit facility primarily to fund working capital requirements which are expected to increase as we expand the Money Transfer business and our independent ATM network. Based on our current projected working capital requirements, we anticipate that our revolving credit facility will be sufficient to fund our short-term working capital needs.
As of September 30, 2018, fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.375% to 2.375% for LIBOR loans and 0.375% to 1.375% for base rate loans.
As of September 30, 2018, we had $266.7 million of borrowings and $47.9 million of stand-by letters of credit outstanding under the revolving credit facility. The remaining $285.4 million under the revolving credit facility was available for borrowing based upon the borrowing base and financial covenants in our Credit Facility. As of September 30, 2018, the weighted average interest rate under the revolving credit facility was 3.58%, excluding amortization of deferred financing costs.
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
Although the Convertible Notes will be convertible during the fourth quarter of 2018, we believe holders are unlikely to exercise their conversion rights, primarily due to the fair value of the Convertible Notes exceeding their conversion value. As of September 30, 2018, the fair value of the Convertible Notes was $562.6 million and their conversion value was $558.8 million. However, should any holders exercise their conversion rights, we believe our capital resources are sufficient to satisfy any conversion.
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
ATM Facility - On May 11, 2018, we entered into a short-term credit facility for the sole purpose of providing cash for our ATM network in the amount of $300 million, which as of September 30, 2018, we had outstanding borrowings of $200.0 million. Interest is charged on this financing on an annual basis at the Overnight LIBOR rate plus 1.75%. The facility expires on November 30, 2018. We repaid $100.0 million of this credit facility during the third quarter of 2018. The weighted average interest rate for borrowings under the ATM credit facility was 3.7% for the third quarter of 2018.
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of September 30, 2018, there was $33.7 million outstanding under these other obligation arrangements. Short-term debt obligations, as of September 30, 2018 were primarily comprised of $200.0 million in principal outstanding under the ATM facility and $33.1 million of other obligation arrangements payments due in the next twelve months.

Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first nine months of 2018 were $86.9 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2018 are currently estimated to range from approximately $120 million to $130 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2018, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2018. See also Note 11, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2018, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2017, other than those resulting from changes in the amount of outstanding debt discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2018, our total debt outstanding was $878.3 million. Of this amount, $377.9 million, net of debt discounts, or 43% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $402.5 million principal amount of Convertible Notes, issued in October 2014, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of September 30, 2018, the fair value of our fixed rate Convertible Notes was $562.6 million, compared to a carrying value of $377.9 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $466.7 million, or 53% of our total debt obligations, relates to debt borrowings under our Credit Facility and ATM facility. If we were to maximize the potential borrowings available under the new revolving credit facility we entered into on October 17, 2018 and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $9.5 million.
The remaining $33.7 million, or 4%, of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of September 30, 2018, we had approximately $14.1 million of capitalized leases with fixed payment and interest terms that expire between 2018 and 2022.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2018, approximately 72% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2018, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $150 million to $155 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of September 30, 2018, we had foreign currency derivative contracts outstanding with a notional value of $328 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2018, we held foreign currency derivative contracts outstanding with a notional value of $1.2 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $275 million, primarily in euros and Polish zloty.
See Note 7, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March, 2018, the E.U. began a legislative process for amending certain existing legislation applying to cross border payment practices, which includes a proposal for new regulations on DCC transactions. As part of that process, in March 2018, the E.U. Commission proposed certain regulations regarding DCC and in June 2018, the E.U. Council adopted its own version of the proposed regulations. The E.U. Parliament began consideration of the proposal by the E.U. Commission in June 2018 and will vote on certain draft regulations on November 5, 2018. Following that vote, the versions of the regulations adopted by the E.U. Commission, the E.U. Council and the E.U. Parliament will be reconciled in a “trilogue” process that may be completed by the end of 2018 or in the first quarter of 2019. The reconciled regulations could enter into force shortly after that. The time frame imposed for actual implementation of the final regulations by industry players is currently uncertain, and will depend on the complexity of any new requirements, but the implementation period is expected to be from one to three years.

Although the regulations proposed by the E.U. Commission include a cap on DCC fees, the regulations proposed by the E.U. Council and those currently under consideration by the Parliament do not include a cap. All three versions include requirements for reinforced consumer disclosure (“transparency”) and consumer choice in DCC transactions.

Any regulation of DCC that may be adopted, including a cap on fees and reinforced transparency or consumer choice in DCC transactions, could materially and adversely impact our financial results, by reducing the number of DCC transactions performed over our networks and the level of profit we generate from such transactions.

The E.U. has passed a new regulation called the GDPR that establishes stringent requirements for the collection, handling and processing of personal information of individuals within the E.U. The GDPR creates certain rights of individuals regarding their own personal information processed by companies as well as requirements for information security, and imposes significant fines that may be revenue-based for violation of its requirements. The GDPR came into effect across the E.U. on May 25, 2018. The GDPR applies outside of Europe to certain personal information of E.U. persons that is held or processed by foreign based companies, including U.S. companies. Any failure on our part to comply with the requirements of the GDPR could result in the imposition of fines and penalties that could materially and adversely affect our financial results.

ITEM 6. EXHIBITS

Exhibit	Description

10.1*
Credit agreement dated as of October 17, 2018 among Euronet WorldWide, Inc. and certain subsidiaries, as borrowers, certain subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as co-syndication agents, et al.

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (v) Notes to the Unaudited Consolidated Financial Statements.

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
November 1, 2018
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer