Form 10-K
period 2018-12-31
EURONET WORLDWIDE INC
filed 2019-02-28
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31648

EURONET WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)
________________________

DELAWARE	74-2806888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 COLLEGE BOULEVARD LEAWOOD, KANSAS	66211
(Address of principal executive offices)	(Zip Code)

(913) 327-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.02 par value	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.1 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 29, 2018.

As of February 27, 2019, the registrant had 51,871,238 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

References in this report to “we,” “our,” “us,” the “Company” and “Euronet” refer to Euronet Worldwide, Inc. and its subsidiaries unless the context requires otherwise.

Business Overview

General Overview

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; software solutions and cloud based payment solutions; electronic distribution of prepaid mobile airtime and other electronic payment products; foreign exchange services and global money transfer services.

Core Business Segments

We operate in the following three segments as of December 31, 2018:

The EFT Processing Segment processes transactions for a network of 40,354 ATMs and approximately 293,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, domestic and international surcharge, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. Through this segment, we also offer a suite of integrated electronic financial transaction (“EFT”) software solutions for electronic payment and transaction delivery systems. In 2018, the EFT Processing Segment accounted for approximately 30% of Euronet's consolidated revenues.

The epay Segment provides distribution and processing of prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards and services throughout its worldwide distribution network. We operate a network that includes approximately 719,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other non-mobile content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2018, the epay Segment accounted for approximately 29% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, and IME, and global account-to-account money transfer services under the brand names HiFX and xe. We offer services under the brand names Ria, AFEX Money Express and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 369,000 locations. xe is a provider of foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). We offer global account-to-account money transfer services under the brand names HiFX and xe through our websites (www.xe.com and https://transferxe.com) and xe and HiFX customer service representatives. Late in 2018, we started the process of rebranding our HiFX global account-to-account money transfer services, integrating them under the single brand name of xe. We anticipate that this process will be completed globally during the first half of 2019. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses. We are one of the largest global money transfer companies in terms of revenues and transaction volumes. In 2018, the Money Transfer Segment accounted for approximately 41% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 165 countries. We have 13 transaction processing centers, including six in Europe, five in Asia Pacific and two in North America. We also maintain 65 business offices that are located in 41 countries. Our corporate offices are located in Leawood, Kansas, USA.

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

In 2005, we expanded the product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. In 2009 Euronet, through one of its group companies, was granted authorization as an e-money institution in the United Kingdom ("U.K.") under the E-Money Directive of the European Union ("E.U."). In 2011, the Second E-Money Directive ("2EMD") came into effect. 2EMD enables authorized e-money institutions to provide payment services and issue e-money throughout the European Economic Area ("EEA") under a single regulatory framework. As a result of 2EMD, Euronet, through one of its group companies, obtained relevant memberships of Visa and MasterCard during 2011. By obtaining the status as an authorized e-money institution together with its principal memberships of Visa and MasterCard, Euronet has been able to expand its Independent ATM Deployed ("IAD") networks across Europe. In 2018, Euronet, through one of its group companies, was reauthorized by the U.K. Financial Conduct Authority to provide payment services under the Second Payment Services Directive (“PSD2”) as well as continue to provide e-money serves under the 2EMD. By the end of 2018, Euronet's IAD network of ATMs had expanded to include 24 countries. Our product portfolio for the EFT Processing Segment operates in 86 countries.

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

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies in terms of revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license under the E.U.'s Payment Services Directive ("PSD") from the U.K. Financial Services Authority, (now the Financial Conduct Authority), which allowed Ria to operate under one license and one regulator for all EEA Member States ("Member States"). Ria also obtained payment services licenses in Spain and France. The licenses also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. Ria became reauthorized under PSD2 in 2018. In 2014, Euronet added a complementary product to the money transfer portfolio through the acquisition of HiFX, which offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. In 2015, we completed the acquisition of IME (M) Sdn Bhd ("IME") which provided Euronet with immediate entry into the Asian and Middle East money transfer send markets. In 2015, we also added a complementary business line through the acquisition of xe Corporation ("xe"), which provides currency-related data and international payment services. In addition to expanding its money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

In October 2016, the Company completed the acquisition of YourCash Europe Limited and its subsidiaries (“YourCash”). YourCash is a company incorporated in England that owns and operates primarily merchant filled ATMs in the United

Kingdom, Netherlands, and Ireland. In March 2018, the Company completed the acquisition of Innova Tax Free Group S.L. and its subsidiaries (“Innova”). Innova is a company incorporated in Spain and offers tax refunds services to consumers in Spain, Portugal, United Kingdom, France, Italy and Germany. In May 2018, the Company acquired Easycash Ireland Limited (“Easycash”). Easycash owns and operates a network of ATMs in the Republic of Ireland.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, domestic and international surcharge, advertising, CRM, prepaid mobile top-up, bill payment, money transfer, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand alone products. Through this segment, we also offer a suite of integrated EFT software solutions for electronic payment and transaction delivery systems.

The major sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Serbia, Greece and Ukraine), the Middle East and Asia Pacific (India, China, Malaysia and Pakistan), as well as several developed countries of Western Europe. As of December 31, 2018, we operated 40,354 ATMs compared to 37,133 at December 31, 2017. The increase was largely due to the expansion of our ATM networks in India and several European countries, and the acquisition of Easycash.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 21.2% as indicated in the following table:

(in millions)	2014	2015	2016	2017	2018
EFT Processing transactions per year	1,262	1,523	1,885	2,352	2,721

Our processing centers for the EFT Processing Segment are located in Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and a new, innovative switching software package named “REN” which is hosted in Martinsried, Germany. The software operates 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to REN.

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

When a bank cardholder conducts a transaction on a Euronet-owned ATM or automated deposit terminal ("ADT"), we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement. We receive transaction-processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. In some cases, we may also charge a direct access fee or surcharge to cardholders at the ATM. The direct access fee is added to the amount of the cash withdrawal and debited to the cardholder's account.

We generally receive fees or earn margin from our customers for six types of ATM transactions:

•	Cash withdrawals;

•	Cash deposits;

•	Balance inquiries;

•	Transactions not completed because the relevant card issuer does not give authorization;

•	Dynamic currency conversion; and

•	Prepaid telecommunication recharges and other electronic content.

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the customer financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we act under sponsorship by our own e-money licensed entity, Euronet 360 Finance Limited ("E360"). In a few markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of cards bearing international logos, such as Visa and MasterCard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organizations on a stand-in basis. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. The financial institution provides the cash needed to complete transactions on the ATM, but we do provide a significant portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

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

Dynamic Currency Conversion

We offer dynamic currency conversion (“DCC”) over our IAD networks, ATM networks that we operate on an outsourced basis for banks, and over banks' ATM networks or POS devices as a stand-alone service. DCC is a feature of the underlying ATM or POS transaction that is offered to customers completing transactions using a foreign debit or credit card issued in a country with a currency other than the currency where the ATM or POS is located. The customer is offered a choice between completing the transaction in the local currency or in the customer's home currency via a DCC transaction. If a cardholder chooses to perform a DCC transaction, the acquirer or processor performs the foreign exchange conversion at the time that the funds are delivered at an ATM or transactions completed through the POS terminal, which results in a pre-defined amount of the customer's home currency being charged to their card. Alternatively, the customer may have the transaction converted by the card issuing bank, in which the amount of local currency is communicated to the card issuing bank and the card issuing bank makes the conversion to the customer's home currency.

When a customer chooses DCC at an ATM or POS device and Euronet acts as the acquirer or processor, we receive all or a portion of the foreign exchange margin on the conversion of the transaction. On our IAD ATMs, Euronet receives the entire foreign exchange margin. If Euronet is not the acquirer or processor of the transaction, we share the DCC revenue with the sponsor bank. On ATMs or POS devices that are operated for banks, or where we offer DCC as a stand-alone service to banks or merchants, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction increases the amount Euronet earns from the underlying ATM or POS transaction and supports deployment of additional ATMs in new locations.

Other Products and Services

Our network of owned or operated ATMs allows for the sale of financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include mobile top-up, fraud management, bill payment, domestic and international surcharge, CRM, foreign remittance payout, cardless payout, banknote recycling, electronic content, ticket and voucher, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Additionally, our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our proprietary software is used by processing centers in our EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options. Our proprietary software consists of our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and an innovative switching software package named REN that we released in 2017.

We currently operate REN in our processing center to process payments for our own networks in Europe and we are progressively transitioning all our networks globally to REN. The private cloud architecture of REN allows us to simultaneously deploy REN across multiple physical locations. While we currently only operate REN for our internal resources, REN is scalable and will allow us to offer payment and digital solutions to third parties. In addition to payments processing, REN also supports other digital elements, including card issuing for physical and virtual cards, loyalty services,

Know Your Customer compliance, real time settlement, inventory management, risk and fraud management and other services. REN will be used as a platform to connect Euronet assets to offer digital payment solutions.

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into developed and developing markets that have the greatest potential for growth. In addition, we follow a supporting strategy to increase the penetration of value added (or complementary) services across our existing customer base, including DCC, surcharge, cardless payment, banknote recycling solutions, tax refund services, advertising, fraud management, bill payment, mobile top-up, CRM and foreign remittance payout.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other electronic content and payment processing services for various prepaid products, cards and services on a network of approximately 719,000 POS terminals across approximately 334,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. Our processing centers for the epay Segment are located in Billericay, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA.

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

Sources of Revenues

The epay Segment generates commissions or processing fees from the distribution of electronic content and from telecommunications service providers for the sale and distribution of prepaid mobile airtime. In 2018, of the total revenues and gross profit for the epay Segment, approximately 62% of total revenues and approximately 69% of gross profit was from electronic content other than prepaid mobile airtime (non-mobile products).

Customers generally purchase non-mobile prepaid content as a gift or for self-use. Content is generally purchased in two ways:

•	Directly online from the content provider using an online payment method; or

•	Through physical retail stores, online retailers or other electronic channels, including payment wallets, online banking, mobile applications and other sources.

Customers using mobile phones generally pay for their usage in one of two ways:

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

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions on our POS network across Europe, the Middle East, Asia Pacific, North America and South America for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store, the retailer's electronic cash register (ECR) system, or web-based POS device that is connected to our network to buy prepaid mobile airtime. The consumer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer's account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator's toll-free number to activate the purchased airtime to the consumer's mobile account.

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

Other Products and Services

Our POS network is used for the distribution of other products and services, including games and software, bill payment, lottery tickets and transportation products. Through our cadooz subsidiary, we also distribute vouchers and physical gifts into the business-to-business ("B2B") channel principally for the purposes of employee and customer incentives and rewards. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit and debit card payments for retail merchandise. We provide promotion and advertising for content providers of their prepaid content throughout our retail distribution network. We also provide card production and processing services to some of our prepaid gift card partners and telecom content providers.

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

The number of transactions processed on our POS network over the last five years are indicated in the table below:

(in millions)	2014	2015	2016	2017	2018
epay processing transactions per year	1,244	1,335	1,294	1,186	1,149

The loss of a high-volume, low-margin customer in the Middle East in 2017 contributed to an overall decline in processing transactions.

epay Segment Strategy

Mobile top-up transactions are declining in many developed markets and transaction fees for mobile transactions are being compressed by the mobile operators. epay's strategy is to defend margins in developing markets by providing value added services to mobile operators and to decrease our reliance on mobile top-up by increasing distribution of other electronic content. New product initiatives focus on products such as gift card malls, prepaid debit cards, transport and electronic content, including music, software and games. Strategic execution behind new products includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all of the countries in which we have a presence. Examples of global brands we distribute include iTunes, Google Play, Sony, and Microsoft.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, xe and HiFX. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 369,000 locations and our website riamoneytransfer.com and online.imeremit.com. Most of our money transfers are originated through sending agents in approximately 33 countries, with money transfer delivery completed in 149 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

In addition, we provide global account-to-account money transfer services under the brand names HiFX and xe. We offer money transfer services via our websites (www.xe.com and https://transferxe.com) and through HiFX and xe customer service representatives. Late in 2018, we started the process of rebranding our HiFX global account-to-account money transfer services, integrating them under the single brand name of xe. We anticipate that this process will be completed globally during the first half of 2019. xe also provides foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 22.0% as indicated in the following table:

(in millions)	2014	2015	2016	2017	2018
Money transfer transactions per year	48.5	68.7	82.3	92.2	107.6

Our sending agent network includes a variety of agents, including Walmart, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Bracknell, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia. We mainly operate Ria call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; Kuala Lumpur, Malaysia; Dakar, Senegal; Mumbai, India and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers. Additionally, we operate a call center for xe and HiFX in Sydney, Australia.

We are one of the largest global money transfer companies in terms of revenues and transaction volumes. Our Money Transfer Segment processed approximately $49.7 billion in money transfers in 2018.

Money Transfer Products and Services

Money transfer products and services are sold primarily through three channels at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com, online.imeremit.com, xe.com, and https://transferxe.com (online transactions).

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

xe and HiFX offer account-to-account international payment service to high-income individuals and small-to-medium sized businesses, complementing our existing consumer-to-consumer money transfer business. xe has an innovative multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative. HiFM offers cash management solutions and foreign currency risk management services to small-to-medium sized businesses. xe also offers foreign currency exchange subscriptions and advertising on its websites.

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

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through our stores and agents, and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth. Additionally, we are expanding our xe business into new markets.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Bangladesh, Benin, Bhutan, Bosnia-Herzegovina, Burundi, China, Costa Rica, Cote d'Ivoire, Cuba, Djibouti, Dominican Republic, Ecuador, Egypt, Eritrea, Ethiopia, Fiji, Gabon, Ghana, Guatemala,Indonesia, Mali, Mauritania, Mexico, Pakistan, Philippines, Poland, Romania, Saudi Arabia, Senegal, Tunisia, Uganda, Ukraine, Vietnam, Burkina Faso, El Salvador, Gambia, Georgia, Guinea, Guinea Bissau, Honduras, India, Kenya, Kyrgyzstan, Liberia, Mauritius, Moldova, Morocco, Myanmar, Niger, Nigeria, Rwanda, Sri Lanka, Suriname, Tanzania, Thailand, Turkey, Yemen and Zambia.

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

Employees

We had approximately 7,100, 6,600 and 6,200 employees as of December 31, 2018, 2017, and 2016, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2018 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products, are regulated services requiring a license under the PSD2, which replaced PSD effective January 13, 2018. Key changes made by PSD2 to PSD include: extension of PSD rules on transparency to additional transactions not currently covered by PSD; enhanced cooperation and information exchange between authorities in the context of authorization and supervision of payment institutions; and increased obligations around the management of operational and security risk, increased obligations relating to complaints handling and additional requirements regarding payment security.

PSD2 requires a license to perform certain defined "payment services" in a European country, which may be extended throughout the Member States through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K. authorization to several Member States and our Spanish authorization to several host Member States. Additionally, in the U.K., we have obtained an e-money license under the 2EMD. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD2 licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license holder is currently operating in over twenty-one Member States.

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

Money transmitters, issuers of payment instruments and their agents are required to comply with U.S. federal, state and/or foreign anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state and foreign national regulators who license us, the Office of Foreign Assets Control (“OFAC”), the Bank Secrecy Act as amended by the USA PATRIOT (“BSA”), the Financial Crimes Enforcement Network (“FINCEN”), as well as any existing or future regulations that impact any aspect of our money transfer business.

A similar set of regulations applies to our money transfer businesses in most of the foreign countries in which we originate transactions. These laws and regulations include monetary limits for money transfers into or out of a country, rules regarding the foreign currency exchange rates offered, as well as other limitations or rules for which we must maintain compliance.

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has implemented U.S. federal regulations for electronic money transfers, including the Electronic Fund Transfer Act, which provides consumer protections for international remittance transfers. The Consumer Financial Protection Bureau ("CFPB"), adopted a rule that provides additional protections for consumers who transmit money internationally, including disclosure requirements, cancellation rights and error resolution procedures for consumer complaints. Under U.S. federal law, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices (collectively, "UDAAPs"). The CFPB has rule making and enforcement authority to prevent UDAAPs in connection with transactions for consumer financial products or services. The CFPB audits our compliance with these rules, and we may be subject to fines or penalties for violations of any of such rules.

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

Privacy and Information Security Regulations

Our Money Transfer Segment operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act (“GLBA”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include the E.U.'s General Data Protection Regulation (2016/679) ("GDPR"), which became effective from May 25, 2018, as well as the laws of other countries.

The GDPR establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR establishes certain rights of individuals regarding personal information processed by companies as well as requirements for information security, and imposes significant fines that may be revenue-based for violation of its requirements. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could affect our financial results.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.K. Bribery Act, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission ("SEC") requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world, we face a higher risk associated with FCPA, the U.K. Bribery Act and other similar laws than many other companies and we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act and other similar laws. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. Failure to comply with our policies and procedures or the FCPA and other laws can expose Euronet and/or individual employees to potentially severe criminal and civil penalties. Such penalties could have a material adverse effect on our business, financial condition and results of operations.
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

With respect to our epay Segment, we have filed trademark applications for the “epay” brand in the U.S., U.K., the E.U. through a Community Trademark application, Brazil, India, Australia and New Zealand. The epay trademark has issued to registration in the U.S., U.K., the E.U., Australia, New Zealand and Brazil. The trademark application in India is still pending. We cannot be certain that we are entitled to use the epay trademark in any markets other than those in which we have registered the trademark. We have filed patent applications for some of our POS top-up and certain other products in support of epay technology. Certain patents have been granted while others have been refused or are still pending. We also hold a patent license covering certain of epay's operations in the U.S.

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

Executive Officers of the Registrant

The name, age, period of service and position held by each of our Executive Officers as of February 28, 2019 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	62	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	61	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	64	December 1996	Executive Vice President - General Counsel
Kevin J. Caponecchi	52	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	48	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	55	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	43	January 2014	Senior Vice President - Chief Technology Officer

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

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Website at www.euronetworldwide.com in the “For Investors” section under "Document and Charters".

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

Our money transfer business relies on the free flow of funds along remittance corridors, and our largest corridor is the U.S. to Mexico. Our business benefits from free trade agreements such as the North American Free Trade Agreement ("NAFTA"). On September 30, 2018, the U.S. signed a new free trade agreement with Canada and Mexico. The United States-Mexico-Canada Agreement (“USMCA”) will replace NAFTA if approved by the legislatures of the three countries. If the new USMCA Agreement is not approved by all three countries, then the U.S. administration may exercise its right to withdraw from NAFTA after a six month notice period. Any withdrawal from NAFTA or the adoption of other proposals that tax, restrict or otherwise limit remittances or transfers of money out of the U.S. could have a material adverse impact on our business.

A prolonged economic slowdown or lengthy or severe recession in the U.S. or elsewhere could harm our operations.

Concerns over slow economic growth, level of sovereign debt in many parts of the world, inflation levels, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the world economy and the markets going forward. These factors, combined with volatile energy and commodity prices, reduced business and consumer confidence and slow recovery from high unemployment rates, have negatively impacted the world economy. A prolonged economic downturn or recession could materially impact our results from operations. A recessionary economic environment could have a negative impact on mobile phone operators, content providers, retailers and our other customers and could reduce the level of transactions processed on our networks, which would, in turn, negatively impact our financial results. If content providers and financial institutions experience decreased demand for their products and services, or if the locations where we provide services decrease in number, we will process fewer transactions, resulting in lower revenues.

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

We have a moderate amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2018, total liabilities were $2,088 million, of which $590 million represents long-term debt obligations, and total assets were $3,321 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Restrictive covenants in our credit facilities may adversely affect us. Our credit facility contains two financial covenants that we must meet as defined in the agreement: (1) Consolidated Total Leverage Ratio, and (2) Consolidated Interest Coverage Ratio. To remain in compliance with our debt covenants, we may be required to increase Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

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

Our total assets include approximately $818.7 million, or 25% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

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

We are required to recognize the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2017, we recorded provisional estimates in our financial statements with respect to certain income tax effects of the Act for which the accounting is incomplete, but a reasonable estimate was able to be determined. During 2018, we continued to perform additional analysis on the application of the Act, taking into account any additional regulatory guidance that was issued by the applicable taxing authorities, which resulted in adjustments to our previously reported provisional estimates, some of which materially affected our tax obligations and our effective tax rate.

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

A significant number of our ATMs are located in countries in the European Union that use the euro. From time to time, some of these countries, including Greece, have considered leaving the European Union and adopting another currency. If such an event were to occur, the conversion of cash that we hold in banks and in our ATM network in that country from euros to another currency could have an adverse effect on our financial condition or results of operations, either from initial conversion or from subsequent changes in currency exchange rates. The magnitude of this risk increases when cash balances in our ATM network increase during the tourism season. While such currency change does not appear to be an immediate risk under current circumstances, the Company continues to monitor developments in this area and will attempt to mitigate any adverse effects where possible.

In November 2016, without advance warning, the Indian government announced that it would remove from circulation two of the most often used Indian banknotes, the Rs 500 and Rs 1000 banknotes. The government expected that the notes would rapidly be replaced with a new Rs 500 note and a new Rs 2000 note, retiring (or demonetizing) completely the Rs 1000 banknote. However, distribution of the new notes was delayed, and circulation of the new notes only commenced in February 2017.  While the cash supply was restored during the first months of 2017, the shortage of cash in November and December 2016 adversely impacted Euronet's 2016 fourth quarter revenue earned from ATM cash withdrawals on the more than 12,000 ATMs Euronet owns or operates as well as revenue earned from money transfer remittance payout in India. The action by the Indian government was motivated by a desire to penalize Indians holding large quantities of money earned from illicit business. Any similar action by other governments in countries in which we do business could have an adverse effect on our business.

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

An additional 11.9 million shares of Common Stock, representing approximately 23% of the shares outstanding as of December 31, 2018, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2018, we had 2.6 million and 0.4 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 1.6 million options are vested and exercisable as of December 31, 2018. Approximately 3.4 million additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.0 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 2.9 million total options and restricted stock awards outstanding, an aggregate of 1.7 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

In March 2018, the E.U. proposed additional regulations on cross border transactions within the E.U., including specific regulations on DCC. In December 2018, the European Commission, European Council and European Parliament agreed to legislation that requires disclosure of foreign exchange margins applicable to DCC transactions and eventual comparability between foreign exchange rates offered by DCC providers and bank card issuers. The new legislation is expected to come into effect in mid-2020. Such regulation could materially and adversely impact our financial results, by reducing the number of DCC transactions performed over our networks and the level of profit we generate from such transactions.

The E.U. has passed a new regulation called the GDPR that establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR came into effect across the E.U. on May 25, 2018. The GDPR establishes stringent requirements for the collection and processing of personal information of individuals within the E.U., establishes certain rights of individuals regarding personal information processed by companies as well as requirements for information security and imposes significant fines that may be revenue-based for violation of its requirements. The GDPR applies to transfers of personal information from the E.U. to countries outside the E.U., including the U.S. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could materially and adversely affect our financial results.

Developments in payments could materially reduce our transaction levels and revenues.

Certain developments in the field of payments may reduce the need for ATMs, prepaid product POS terminals and money transfer agents. An example of this type of development is the use of near field technology in retail transactions, which if widely accepted in a market reduces the need for cash and can negatively impact the level of ATM transactions in that market. Advances in biometric payment solutions could have similar adverse impacts. These developments may reduce the transaction levels that we experience on our networks in the markets where they occur. Financial institutions, retailers and agents could elect to increase fees to their customers for using our services, which may cause a decline in the use of our services and have an adverse effect on our revenues. If transaction levels over our existing network of ATMs, POS terminals, agents and other distribution methods do not increase, growth in our revenues will depend primarily on increased capital investment for new sites and developing new markets, which reduces the margin we realize from our revenues.

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

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company, including third party vendors or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM, money transfer and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed in our SEC filings, we were the subject of a computer security breach, and we cannot exclude the possibility of additional breaches in the future.
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

Under the laws of some countries, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution outside of the E.U. we are required to have a ''sponsor'' bank to conduct ATM operations in those countries. In addition, in all of our non-E.U. markets, the rules governing national transaction switching networks owned or operated by banks, and other international financial transaction switching networks operated by organizations such as Citibank, Visa and MasterCard, require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in many of our markets depends on our ability to secure these ''sponsor'' arrangements with financial institutions.

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2018, the amount of cash used in our ATM networks under these supply agreements was approximately $523 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

We have encountered difficulty in obtaining cash supply arrangements in certain of our markets, including Greece, and directly provide cash for our ATM transactions in those markets. While the amounts involved are currently well within our capabilities given our cash flows and available financing, any failure to renew a major cash supply arrangement could require that we commit significant financial resources to the supply of cash to our ATM networks, which could adversely impact our results of operations.

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

Our operating results in the money transfer business may be harmed if there are adverse changes in worker immigration patterns, our ability to expand our share of the existing electronic market and to expand into new markets and our ability to continue complying with regulations issued by the OFAC, BSA, FINCEN, USA PATRIOT Act regulations, the Dodd-Frank Act or any other existing or future regulations that impact any aspect of our money transfer business.

Our money transfer business primarily focuses on workers who migrate to foreign countries in search of employment and then send a portion of their earnings to family members in their home countries. Changes in U.S. and foreign government policies or enforcement, including changes that have been, or may be, implemented by the U.S. President or Congress, toward immigration may have a negative effect on immigration in the U.S. and other countries, which could also have an adverse impact on our money transfer revenues.

Both U.S. and foreign regulators have become increasingly aggressive in the enforcement of the various regulatory regimes applicable to our businesses and the imposition of fines and penalties in the event of violations. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the USA PATRIOT Act, the Dodd-Frank Act and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenues and earnings. Anti-money laundering and consumer protection regulations require us to be responsible for the compliance by agents with such regulations. Although we have training and compliance programs in place, we cannot be certain our agents will comply with such regulations and we may be held responsible for their failure to comply, resulting in fines and penalties.

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

Our money transfer services are subject to regulation by the U.S. states in which we operate, by the U.S. federal government and the governments of the other countries in which we operate. Changes in the laws, rules and regulations of these governmental entities, and our ability to obtain or retain required licensure, could have a material adverse impact on our results of operations, financial condition and cash flow.

Changes in banking industry regulation and practice could make it more difficult for us and our agents to maintain depository accounts with banks, which would harm our business.

The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies that offer money transfer services and with retail agents that collect and remit cash collected from end consumers. Certain major national and international banks have already withdrawn from providing service to money services businesses. Should our own banks decide to not offer depository services to companies engaged in processing money transfer transactions, or to retail agents that collect and remit cash from end customers, our ability to complete money transfers, and to administer and collect fees from money transfer transactions, could be adversely impacted.

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

The United Kingdom's departure from the European Union could adversely affect us.
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
As a result of the referendum, the British government has been negotiating the terms of the U.K.’s future relationship with the E.U. Although it remains unknown what the final terms will be, it is likely that there will be greater restrictions on the terms of trade and immigration between the U.K. and E.U. countries, and increased regulatory complexities. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
Our EFT Processing Segment and our Money Transfer Segment operate subsidiaries that are licensed in the U.K. as payment institutions and as an e-money institution and have passported their licenses under the PSD2 and 2EMD, respectively, across the Member States.  If the U.K. leaves the E.U. single market without an agreement or without an agreement to continue passporting rights for a transitional period, then U.K. payment and/or e-money institutions may lose their rights to continue providing services in the E.U. after March 29, 2019. These measures could potentially disrupt the markets we serve and cause us to use one of our other E.U. licenses or obtain new licenses in another E.U. member state to continue operating in the markets throughout the E.U.
If we are unable to shift business to one of our other E.U. licenses or obtain additional licenses by the date that the U.K. leaves the E.U., then we may have a disruption to the services that we provide in the E.U. under our U.K. licenses. Any disruption of our business following Brexit could have a material adverse effect on our business or financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2018, we also have 36 principal offices in Europe, 14 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, $0.02 par value per share, is quoted on the NASDAQ Global Select Market under the symbol EEFT.

Dividends

Since our inception, no dividends have been paid on our Common Stock or Preferred Stock. We do not intend to distribute dividends for the foreseeable future.

Holders

At December 31, 2018, we had 45 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2018, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2013 through December 31, 2018 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2013.

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

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2019. Used with permission. All rights reserved.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2018.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:			3,391,373
Stock option awards	2,562,570	$57.10
Restricted stock unit awards	371,841	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,934,411	$57.10	3,391,373
____________________________

(1)	The weighted average exercise price in this column does not take into account the restricted stock unit awards.

(2)	Included in this column is 0.3 million shares remaining under our employee stock purchase plan. During 2018, Euronet issued 21,872 shares to employees under the employee stock purchase plan.

Stock Repurchases

During the quarter ended December 31, 2018, the Company did not repurchase any common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
October 1 - October 31, 2018	—	$—	—	$200,000
November 1 - November 30, 2018	—	—	—	200,000
December 1 - December 31, 2018	—	—	—	200,000
Total	—	$—	—

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2018	2017	2016	2015	2014
Income statement data:
Revenues	$2,536,629	$2,252,422	$1,958,615	$1,772,262	$1,664,150
Operating expenses (1)	2,072,694	1,891,395	1,628,313	1,497,396	1,433,964
Depreciation and amortization	106,021	95,030	80,529	70,025	71,455
Operating income (1)	357,914	265,997	249,773	204,841	158,731
Other expenses, net	(62,998)	(9,662)	(16,880)	(63,747)	(17,228)
Income from continuing operations before income taxes	294,916	256,335	232,893	141,094	141,503
Income tax expense	(62,785)	(99,395)	(58,795)	(42,602)	(40,015)
Income from continuing operations	$232,131	$156,940	$174,098	$98,492	$101,488
Earnings per share from continuing operations:
Basic	$4.52	$2.99	$3.34	$1.89	$1.96
Diluted	$4.26	$2.85	$3.23	$1.83	$1.89
Balance sheet data (at period end):
Assets	$3,321,155	$3,140,029	$2,712,872	$2,192,714	$2,038,447
Debt obligations, long-term portion	589,782	404,012	561,663	405,472	397,256
Capital lease obligations, long-term portion	8,199	9,753	6,969	4,147	2,148
Summary network data
Number of operational ATMs at end of period	40,354	37,133	33,973	21,360	20,364
EFT processing transactions during the period (millions)	2,721	2,352	1,885	1,523	1,262
Number of operational prepaid processing POS terminals at end of period (rounded)	719,000	683,000	661,000	674,000	681,000
Prepaid processing transactions during the period (millions)	1,149	1,186	1,294	1,335	1,244
Money transfer transactions during the period (millions)	107.6	92.2	82.3	68.7	48.5
___________________

(1)	The results of 2018 and 2017 include non-cash charges related to impairment of goodwill and acquired intangible assets of $7.0 million and $34.1 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview, Geographic Locations and Principal Products and Services
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 40,354 ATMs and approximately 293,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 719,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe and global account-to-account money transfer services under the brand names xe and HiFX. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 369,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). We offer services under the brand name xe through our websites (www.xe.com and https://transfer.xe.com) and through our xe and HiFX customer service representatives. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, nine in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 72% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow
Euronet primarily earns revenues and income from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 30% of total consolidated revenues for the year ended December 31, 2018, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 29% of total consolidated revenues for the year ended December 31, 2018, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and non-mobile content now produces approximately 62% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 41% of total consolidated revenues for the year ended December 31, 2018, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

Opportunities and Challenges

Our expansion plans and opportunities are focused on eight primary areas:

•	increasing the number of ATMs and cash deposit terminals in our independent ATM networks;

•	increasing transactions processed on our network of owned and operated ATMs and POS devices;

•	signing new outsourced ATM and POS terminal management contracts;

•	expanding value added services and other products offered by our EFT Processing Segment, including the sale of DCC, acquiring and other prepaid card services to banks and retailers;

•	expanding our epay processing network and portfolio of digital content;

•	expanding our money transfer services, cross-currency payments products and bill payment network;

•	expanding our cash management solutions and foreign currency risk management services; and

•	developing our credit and debit card outsourcing business.
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

•	our ability to provide additional value-added products under the xe brand; and,

•	the considerations regarding the use of our various trade names within the money transfer business.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2018, 2017 and 2016

	Revenues			Operating Income (Expense)
(in thousands)	2018	2017	2016	2018	2017	2016
EFT Processing	$753,651	$634,559	$464,254	$197,245	$162,897	$117,156
epay	743,784	733,998	693,986	78,997	38,101	68,242
Money Transfer	1,042,962	886,858	801,919	122,526	104,545	101,526
Total	2,540,397	2,255,415	1,960,159	398,768	305,543	286,924
Corporate services, eliminations and other	(3,768)	(2,993)	(1,544)	(40,854)	(39,546)	(37,151)
Total	$2,536,629	$2,252,422	$1,958,615	$357,914	$265,997	$249,773

Summary

Our annual consolidated revenues increased by 13% for 2018 compared to 2017 and by 15% for 2017 compared to 2016.
The increases in revenues for 2018 and 2017 were primarily due to an increase in the number of ATMs under management, along with an increase in demand for DCC, domestic and international surcharge and other value added services in our EFT Processing Segment, growth in the number of money transfers processed by the core Ria business, and an increase in the number of non-mobile transactions processed by our epay subsidiaries. These increases were partly offset by decreases in the number of prepaid mobile transactions processed by our epay subsidiaries. The October 2016 acquisition of YourCash contributed to the increase in number of ATMs and transactions processed in our EFT Processing Segment in 2017 and 2016.
The increases in operating income for 2018 and 2017 were primarily due to the increase in ATMs under management, along with the increase in demand for DCC, domestic and international surcharge and other value added services, the increase in the number of money transfer transactions processed, and the increase in the number of non-mobile transactions processed for epay. These increases were partly offset by a decrease in the number of prepaid mobile transactions processed. The increases in operating income for 2018 and 2017 were partially offset by charges of $7.0 million and $34.1 million for goodwill and acquired intangible assets impairments, respectively. The reduced rates charged for the Walmart-2-Walmart product beginning in the second quarter of 2017, and an increase in salaries and benefits and other costs to support growth in the Money Transfer Segment further offset the increases in operating income for 2017.
Net income attributable to Euronet for 2018, 2017 and 2016 was $232.9 million, or $4.26 per diluted share, $156.8 million, or $2.85 per diluted share, and $174.4 million, or $3.23 per diluted share, respectively.
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2018 consolidated operating income was approximately 3% more due to changes in foreign currency exchange rates when compared to 2017, and our 2017 consolidated operating income was also approximately 3% more due to changes in foreign currency exchange rates when compared to 2016. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2018, 2017 and 2016, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,			2018 Increase (Decrease) Percent	2017 Increase (Decrease) Percent

Currency	2018	2017	2016
Australian dollar	$0.7476	$0.7668	$0.7435	(3)%	3%
British pound	$1.3352	$1.2886	$1.3555	4%	(5)%
euro	$1.1809	$1.1297	$1.1067	5%	2%
Hungarian forint	$0.0037	$0.0037	$0.0036	—%	3%
Indian rupee	$0.0147	$0.0154	$0.0149	(5)%	3%
Malaysian ringgit	$0.2482	$0.2328	$0.2418	7%	(4)%
New Zealand dollar	$0.6924	$0.7108	$0.6968	(3)%	2%
Polish zloty	$0.2774	$0.2656	$0.2538	4%	5%

Comparison of Operating Results For The Years Ended December 31, 2018, 2017 and 2016 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase (Decrease) Amount	Increase Percent
Total revenues	$753,651	$634,559	$119,092	19%
Operating expenses:
Direct operating costs	366,977	318,875	48,102	15%
Salaries and benefits	75,791	61,683	14,108	23%
Selling, general and administrative	46,925	33,158	13,767	42%
Acquired intangible assets impairment	—	2,286	(2,286)	n/m
Depreciation and amortization	66,713	55,660	11,053	20%
Total operating expenses	556,406	471,662	84,744	18%
Operating income	$197,245	$162,897	$34,348	21%
Transactions processed (millions)	2,721	2,352	369	16%
ATMs as of December 31	40,354	37,133	3,221	9%
Average ATMs	40,094	36,658	3,436	9%
____________________
n/m — Not meaningful.

Revenues
EFT Processing Segment total revenues for 2018 were $753.7 million, an increase of $119.1 million or 19% as compared to 2017. The increase in total revenues is primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including DCC transactions, domestic and international surcharge, and foreign currency dispensing. The increases were also impacted by the recovery from a cash shortage in India due to the demonetization initiated in the fourth quarter of 2016, which carried over into the first half of 2017. In the second half of 2017, the India cash supply returned to near pre-demonetization levels. Foreign currency movements increased total revenues for 2018 by approximately $18.5 million as compared to 2017.
Average monthly revenues per ATM were $1,566 for 2018 compared to $1,443 for 2017. Revenues per transaction were $0.28 for 2018 and $0.27 for 2017. The increases in average monthly revenues per ATM and revenues per transaction were attributable to the revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, surcharges and the U.S. dollar weakening against key foreign currencies.
Direct operating costs
EFT Processing Segment direct operating costs were $367.0 million for 2018, an increase of $48.1 million or 15% as compared to 2017. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs was primarily due to the increase in the number of ATMs under management, the impact of acquisitions of two small European businesses in 2018, and the impact of the U.S. dollar weakening against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $386.7 million for 2018 compared to $315.7 million for 2017. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management, DCC transactions, domestic and international surcharge, and foreign currency dispensing. The net impact of the U.S. dollar weakening against key foreign currencies also contributed to the increase in gross profit for 2018. Gross profit as a percentage of revenues (“gross margin”) was 51.3% and 49.7% for 2018 and 2017, respectively. The increase in gross margin was attributable to the increases in DCC transactions, domestic and international surcharge, and foreign currency dispensing.
Salaries and benefits
Salaries and benefits increased $14.1 million or 23% for 2018 compared to 2017. The increase in salaries and benefits was primarily attributable to higher bonus expense resulting from operating income growth and additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs increased to 10.1% for 2018 from 9.7% for 2017, primarily due to higher bonus expense.
Selling, general and administrative
Selling, general and administrative expenses for 2018 were $46.9 million, an increase of $13.8 million or 42% as compared to 2017. As a percentage of revenues, these expenses increased to 6.2% for 2018 from 5.2% for 2017. The increase was primarily due to a $6.6 million post-acquisition charge and costs to support the growth in the business.
Acquired intangible assets impairment
The Company recorded a non-cash impairment charge of $2.3 million for 2017 related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea. No impairment charges were recorded in 2018.
Depreciation and amortization
Depreciation and amortization expense increased $11.1 million for 2018 compared to 2017. The increase was primarily attributable to the deployment of additional ATMs and software assets. As a percentage of revenues, depreciation and amortization expense was essentially flat at 8.9% for 2018 and 8.8% for 2017.
Operating income
EFT Processing Segment operating income for 2018 was $197.2 million, an increase of $34.3 million or 21% as compared to 2017. Operating income for 2018 increased primarily due to higher revenues from the additional number of ATMs under management, growth in revenues earned from DCC, surcharges and other value added service transactions and the U.S. dollar weakening against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 26.2% for 2018 compared to 25.7% for 2017. The increase in operating margin was primarily due to higher operating revenues partially offset by expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was essentially flat at $0.07 for 2018 and 2017.

2017 Compared to 2016

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

Revenues
EFT Processing Segment total revenues for 2017 were $634.6 million, an increase of $170.3 million or 37% as compared to 2017. The increase in total revenues is primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed, including DCC transactions, primarily in Europe. The acquisition of YourCash, completed during the fourth quarter of 2016, also contributed to the increase in total revenues for 2017. The increases were partially offset by the impact of a cash shortage in India due to the demonetization initiated in the fourth quarter of 2016. In the second half of 2017, the India cash supply was returned to near pre-demonetization levels. Foreign currency movements reduced total revenues for 2017 by approximately $16.7 million as compared to 2016.
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
Gross profit
Gross profit was $315.7 million for 2017 compared to $239.5 million for 2016. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management and DCC transactions processed. Gross margin was 49.7% and 51.6% for 2017 and 2016, respectively. The decrease in gross profits as a percentage of revenue was primarily due to increased operating costs due to the expansion of our ATM network, which includes fixed costs for our independent ATMs, the YourCash transactions which earn lower margins per transaction than other ATM or card-based services in Europe, along with growth in the India market where we earn lower revenue per transaction and have experienced a cash shortage in the first part in 2017 due to the demonetization initiative in the region.
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
Operating margin was 25.7% for 2017 compared to 25.2% for 2016. Operating income per transaction increased to $0.07 for 2017, from $0.06 for 2016. Operating margin and operating income per transaction increased slightly for 2017 when compared to 2016. This increase is primarily attributable to higher operating revenues, partially offset by lower margin ATM transactions for YourCash and in India, and higher costs incurred to support the additional ATMs under management.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2018	2017
Total revenues	$743,784	$733,998	$9,786	1%
Operating expenses:
Direct operating costs	564,252	564,032	220	—%
Salaries and benefits	57,748	54,459	3,289	6%
Selling, general and administrative	35,749	36,014	(265)	(1)%
Goodwill impairment	—	31,770	(31,770)	n/m
Depreciation and amortization	7,038	9,622	(2,584)	(27)%
Total operating expenses	664,787	695,897	(31,110)	(4)%
Operating income	$78,997	$38,101	$40,896	107%
Transactions processed (millions)	1,149	1,186	(37)	(3)%
____________________
n/m — Not meaningful.

Revenues
epay Segment total revenues for 2018 were $743.8 million, an increase of $9.8 million or 1% as compared to 2017. The increase in total revenues was primarily due to an increase in the number of non-mobile transactions processed and the net impact of the U.S. dollar weakening against key foreign currencies. The increase in total revenues was partially offset by the ASC 606 adjustment and a decrease in prepaid mobile transactions processed in the U.S., the U.K. and Australia due to competitive pressures on prepaid mobile carriers. Foreign currency movements increased total revenues by approximately $13.8 million as compared to 2017.
Revenues per transaction increased to $0.65 for 2018 from $0.62 for 2017. The increase in revenues per transaction was primarily driven by the increase in the number of non-mobile transactions processed, for which we generally earn higher revenues per transaction than mobile transactions.
Direct operating costs
epay Segment direct operating costs were $564.3 million for 2018, an increase of $0.2 million as compared to 2017. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in the number of non-mobile transactions processed and net impact of the U.S. dollar weakening against key foreign currencies, largely offset by the ASC 606 adjustment and the decrease in prepaid mobile transactions processed.
Gross profit
Gross profit was $179.5 million for 2018 compared to $170.0 million for 2017. The increase in gross profit was primarily due to growth in non-mobile transactions processed, partly offset by a decrease in prepaid mobile transactions processed in certain markets. Gross margin increased to 24.1% for 2018 from 23.2% for 2017, mainly due to higher gross margins realized on the non-mobile transactions.
Salaries and benefits
Salaries and benefits increased $3.3 million or 6% for 2018 as compared to 2017. The increase was primarily due to higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits increased slightly to 7.8% for 2018 from 7.4% for 2017.

Selling, general and administrative
Selling, general and administrative expenses for 2018 were $35.7 million, a decrease of $0.3 million or 1% as compared to 2017. Selling, general and administrative expenses for 2018 decreased mainly due to cost control efforts. As a percentage of revenues, these expenses remained relatively flat at 4.8% for 2018 and 4.9% for 2017.
Goodwill impairment
During the fourth quarter of 2017, the Company completed its annual goodwill impairment testing and recorded non-cash goodwill impairment charges of $31.8 million related to the reporting units in the Middle East, the U.S. and the U.K. No goodwill impairment charge was recorded in 2018.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. Depreciation and amortization expense decreased $2.6 million or 27% in 2018 as compared to 2017. The decrease is primarily due to certain intangible assets becoming fully amortized in 2018. As a percentage of revenues, these expenses decreased to 0.9% for 2018 from 1.3% for 2017.
Operating income
epay Segment operating income for 2018 was $79.0 million, an increase of $40.9 million or 107% as compared to 2017. Operating margin increased to 10.6% for 2018 from 5.2% for 2017. Operating income per transaction was $0.07 for 2018 and $0.03 for 2017. The increases were mainly due to the goodwill impairment charged recorded in the prior year which did not recur in the current year and an increase in the portion of higher-margin non-mobile transactions.

2017 Compared to 2016

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
____________________
n/m — Not meaningful.

Revenues
epay Segment total revenues for 2017 were $734.0 million, a decrease of $40.0 million or 6% as compared to 2016. The increase in total revenues was primarily due to an increase in the number of non-mobile transactions processed in Germany, an increase in vouchers distributed by our cadooz subsidiary following the acquisition of new customers and the net impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased total revenues by approximately $14.7 million as compared to the same period in 2016. The increases in total revenues were partially offset by a decrease in prepaid mobile transactions processed in the U.S. and U.K. due to competitive pressures on prepaid mobile carriers and the result of high promotion driven revenues from non-mobile transactions in a particular market during the prior year which did not recur in the current year.
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

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2018	2017	Increase Amount	Increase Percent
Total revenues	$1,042,962	$886,858	$156,104	18%
Operating expenses:
Direct operating costs	560,930	476,322	84,608	18%
Salaries and benefits	194,808	168,371	26,437	16%
Selling, general and administrative	125,647	108,022	17,625	16%
Acquired intangible assets impairment	7,049	—	7,049	n/m
Depreciation and amortization	32,002	29,598	2,404	8%
Total operating expenses	920,436	782,313	138,123	18%
Operating income	$122,526	$104,545	$17,981	17%
Transactions processed (millions)	107.6	92.2	15.4	17%
____________________
n/m — Not meaningful.

Revenues
Money Transfer Segment total revenues were $1,043.0 million for 2018, an increase of $156.1 million or 18% as compared to 2017. The increase in revenues was primarily due to increases in the number of money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks. Revenues per transaction was essentially flat at $9.69 for 2018 as compared to $9.62 for 2017. Foreign currency movements increased total revenues for 2018 by approximately $15.8 million as compared to 2017.
Direct operating costs
Money Transfer Segment direct operating costs were $560.9 million for 2018, an increase of $84.6 million or 18% as compared to 2017. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs in 2018 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets and the impact of the U.S. dollar weakening against key foreign currencies.
Gross profit
Gross profit was $482.0 million for 2018 compared to $410.5 million for 2017. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. Gross margins remained flat at 46.2% for 2018 compared to 46.3% for 2017.
Salaries and benefits
Salaries and benefits increased $26.4 million or 16% for 2018 compared to 2017. The increase in salaries and benefits was primarily due to the expansion of our operations in foreign markets. As a percentage of revenues, salaries and benefits decreased slightly to 18.7% for 2018 from 19.0% for 2017.
Selling, general and administrative
Selling, general and administrative expenses for 2018 were $125.6 million, an increase of $17.6 million or 16% as compared to 2017. The increase was primarily due to expenses incurred to support the growth of our money transfer services and the expansion of new products in both the U.S. and foreign markets. As a percentage of revenues, selling, general and administrative expenses decreased to 12.0% for 2018 from 12.2% for 2017, primarily due to the growth rate of money transfer revenues exceeding the growth rate of support costs as we develop and promote expanded payout locations and new products.
Acquired intangible assets impairment
Acquired intangible assets impairment charge for 2018 was $7.0 million due to the Company's decision to re-brand the HiFX trade name to XE. There was no impairment recorded in 2017.
Depreciation and amortization
Depreciation and amortization expense increased $2.4 million for 2018 compared to 2017. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2018, depreciation and amortization expense increased compared to 2017 primarily due to investments made to support the growth in the business. As a percentage of revenues, depreciation and amortization expense decreased to 3.1% for 2018 from 3.3% for 2017, primarily due to certain intangible assets becoming fully amortized in 2018.
Operating income
Money Transfer Segment operating income was $122.5 million for 2018, an increase of $18.0 million or 17% as compared to 2017. Operating income increased primarily due to the growth in the number of money transfers processed. Operating margin decreased to 11.7% for 2018 from 11.8% for 2017 as a result of impairment recorded for HiFX trade names. Operating income per transaction increased to $1.14 for 2018 from $1.13 for 2017 was primarily due to the growth in the number of money transfers processed which did not require similar increases in support costs.

2017 Compared to 2016

The following table presents the results of operations for the years ended December 31, 2017 and 2016 for the Money Transfer Segment.

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
Gross profit
Gross profit was $410.5 million for 2017 compared to $379.4 million for 2016. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. Gross margins decreased to 46.3% for 2017 from 47.3% for 2016. The decrease is primarily due to the growth of our Walmart money transfer product in the U.S., which earns a lower gross profit per transaction than other money transfer services and reduced rates charged for that product beginning in the second quarter of 2017.
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

Corporate Services

The components of Corporate Services' operating expenses for 2018, 2017 and 2016 were as follows:

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2018	2017	2016	2018 Increase (Decrease) Percent	2017 (Decrease) Increase Percent
Salaries and benefits	$32,085	$26,274	$29,749	22%	(12)%
Selling, general and administrative	8,501	13,122	7,227	(35)%	82%
Depreciation and amortization	268	150	175	79%	(14)%
Total operating expenses	$40,854	$39,546	$37,151	3%	6%

Corporate operating expenses
Overall, operating expenses for Corporate Services increased 3% for 2018 as compared to 2017. The increase is primarily attributable to the increase in salaries and benefits expenses mainly attributable to an increase in incentive compensation related to the Company's performance relative to its targets, partly offset by a decrease in selling, general and administrative expense primarily due to a decrease professional services and other costs as a result of the 2017 proposed acquisition of MoneyGram International, Inc. which did not recur in 2018.
Operating expenses for Corporate Services increased 6% for 2017 compared to 2016. The increase is primarily attributable to the increase in selling, general and administrative expenses mainly attributable to professional services and other costs incurred in connection with the proposed acquisition of MoneyGram International, Inc., partly offset by a decrease in salaries and benefits expense primarily due to a decrease in incentive compensation related to the Company's performance relative to its targets.

Other Expense, Net

	Year Ended December 31,			Year-over-Year Change
(dollar amounts in thousands)	2018	2017	2016	2018 (Decrease) Increase Percent	2017 Increase (Decrease) Percent
Interest income	$1,320	$2,443	$1,696	(46)%	44%
Interest expense	(37,573)	(32,571)	(28,332)	15%	15%
(Loss) Income from unconsolidated affiliates	(117)	48	—	n/m	n/m
Other gains, net	27	118	19,956	n/m	n/m
Foreign currency exchange (loss) gain, net	(26,655)	20,300	(10,200)	n/m	n/m
Other expense, net	$(62,998)	$(9,662)	$(16,880)	n/m	(43)%
____________________
n/m — Not meaningful.

Interest income
The Company received interest earned on a tax refund in India in 2017 which did not occur in 2018 and 2016, resulting in an increase in interest income from 2016 to 2017 and a subsequent decrease from 2017 to 2018.
Interest expense
The increase in interest expense for 2018 compared to 2017 as well as for 2017 compared to 2016, was primarily related to the additional borrowings under our credit facilities to fund the operating cash for our IAD networks.
Other gains, net
The results for 2016 included an investment gain of $19.4 million, which resulted from our membership in Visa Europe Limited ("Visa Europe") that was sold to Visa, Inc. ("Visa") on June 21, 2016. Visa closed the transaction and provided consideration to the members of Visa Europe consisting of cash consideration of approximately €12.19 billion, issued (a) 2,480,466 shares of Series B Convertible Participating Preferred Stock and (b) 3,156,823 shares of Series C Convertible Participating Preferred Stock, and agreed to make an additional cash payment of €1.12 billion on the third anniversary of closing to Visa Europe members. Our portion of the consideration consisted of cash of $11.9 million, Visa Series B Preferred Shares which are convertible into Visa common shares with an approximate value of $6.4 million, and a long-term receivable of approximately $1.1 million. The gain did not recur in 2017 and 2018.
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
We recorded a net foreign currency exchange loss of $26.7 million in 2018, a gain of $20.3 million in 2017 and a loss of $10.2 million in 2016. These realized and unrealized foreign currency exchange gains and losses primarily reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2018	2017	2016
Income before income taxes	$294,916	$256,335	$232,893
Income tax expense	(62,785)	(99,395)	(58,795)
Net income	$232,131	$156,940	$174,098
Effective income tax rate	21.3%	38.8%	25.2%
Income before income taxes	$294,916	$256,335	$232,893
Adjust: Goodwill and acquired intangible assets impairment	(7,049)	(34,056)	—
Adjust: Other gains, net	27	118	19,956
Adjust: Foreign currency exchange (loss) gain, net	(26,655)	20,300	(10,200)
Income before income taxes, as adjusted	$328,593	$269,973	$223,137
Income tax expense	$(62,785)	$(99,395)	$(58,795)
Adjust: Income tax benefit (expense) attributable to 2017 U.S. tax reform	12,262	(41,597)	—
Adjust: Income tax benefit attributable to acquired intangible assets impairment	1,506	3,411	—
Adjust: Income tax (expense) attributable to other gains, net	—	—	(3,903)
Adjust: Income tax benefit (expense) attributable to foreign currency exchange (loss) gain, net	8,743	(2,750)	789
Income tax expense, as adjusted	$(85,296)	$(58,459)	$(55,681)
Effective income tax rate, as adjusted	26.0%	21.7%	25.0%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 21.3%, 38.8% and 25.2% for the years ended December 31, 2018, 2017 and 2016, respectively. On December 22, 2017, the U.S. enacted into law what is informally called the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). The effective income tax rate in 2017 includes a net provisional tax expense of $41.6 million resulting from U.S. Tax Reform. This provisional amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of U.S. Tax Reform as provided by recent SEC guidance. In the fourth quarter of 2018, we completed our accounting for the tax effects of U.S. Tax Reform. The net provisional tax expense was decreased in the current period by approximately $12.3 million to $29.3 million. See Note 13, Income Taxes, to the Consolidated Financial Statements for further information. The effective income tax rates were also significantly influenced by the goodwill and acquired intangible assets impairment charges, other non-operating gains (losses) and the impact of foreign currency exchange gains (losses). Excluding these items from pre-tax income, as well as the related tax effects for these items, our adjusted effective income tax rates were 26.0%, 21.7% and 25.0% for the years ended December 31, 2018, 2017 and 2016, respectively.
The effective income tax rate, as adjusted, for 2018 was higher than the applicable statutory income tax rate of 21% primarily because of higher income tax rates in foreign countries where we have significant operations and the tax effects of the global intangible low-taxed income ("GILTI") provision of U.S. Tax Reform. The effective income tax rates, as adjusted, for 2017 and 2016 were lower than the applicable statutory income tax rate of 35% primarily because of our U.S. tax loss position and the realization of deferred tax benefits in various jurisdictions. The Company had recorded significant net operating loss carryforwards in the U.S., creating related deferred tax assets. During periods when the Company generated U.S. pre-tax book income but had tax differences that continued to create tax losses, no current income tax expense was recognized. The effective income tax rate, as adjusted, for 2017 was lower than both 2018 and 2016 largely due to the realization of deferred tax benefits from the release of a $16.3 million valuation allowance against certain foreign net deferred tax assets.
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

Net (Income) Loss Attributable To Noncontrolling Interest

Net loss attributable to noncontrolling interests was $0.7 million for 2018, net income of $0.1 million for 2017, and a net loss of $0.3 million for 2016. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

Net Income Attributable to Euronet

Net income attributable to Euronet was $232.9 million, $156.8 million and $174.4 million for 2018, 2017 and 2016, respectively. Net income attributable to Euronet increased $76.0 million in 2018 compared to 2017. The increase in net income for 2018 was primarily due to an increase in operating income of $91.9 million, a decrease in income tax expense of $36.6 million, and an increase of net loss attributable to noncontrolling interests of $0.8 million. The increases were partly offset by an increase of $47.0 million in net foreign currency exchange losses, an increase in interest expense of $5.0 million, a decrease in interest income of $1.1 million, and a decrease in income from unconsolidated affiliates of $0.2 million.
Net income attributable to Euronet decreased $17.6 million in 2017 as compared to 2016. The decrease in net income for 2017 was primarily due to an increase in income tax expense of $40.6 million, an increase in interest expense of $4.2 million, a decrease in investment gains of $19.4 million, and a decrease in other non-operating income of $0.1 million. The decrease to net income attributable to Euronet was partly offset by an increase in operating income of $16.2 million, and an increase of $30.5 million in net foreign currency exchange gains.

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

We recorded a net loss on translation adjustments of $56.7 million in 2018, a gain of $116.4 million in 2017, and a loss of $45.2 million in 2016. During 2018 and 2016, the U.S. dollar strengthened compared to most currencies, resulting in translation losses which were recorded in comprehensive income, whereas the U.S. dollar weakened compared to most currencies during 2017, resulting in a net translation gain.

Liquidity and Capital Resources

Working capital
As of December 31, 2018, we had working capital of $709.2 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $482.5 million as of December 31, 2017. Our ratio of current assets to current liabilities was 1.51 and 1.34 as of December 31, 2018 and December 31, 2017, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2018, we had approximately $461 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $1,054.4 million as of December 31, 2018, of which $844.9 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
Liquidity	2018	2017	2016
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$397,233	$286,276	$391,524
Investing activities	(132,283)	(101,858)	(136,313)
Financing activities	2,024	(161,149)	79,510
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(36,540)	65,161	(25,463)
Increase in cash and cash equivalents and restricted cash	$230,434	$88,430	$309,258

Operating cash flow
Cash flows provided by operating activities were $397.2 million for 2018 compared to $286.3 million for 2017. The increase in operating cash flows was primarily due to improved operating results before the non-cash impact of impairment charges of acquired intangible assets, U.S. Tax Reform and foreign currency exchange gains, partly offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.
Cash flows provided by operating activities were $286.3 million for 2017 compared to $391.5 million for 2016. The decrease in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment, partly offset by improved operating results before the non-cash impacts of goodwill impairment charges, U.S. Tax Reform and foreign currency exchange gains.
Investing activity cash flow
Cash flows used in investing activities were $132.3 million for 2018 compared to $101.9 million for 2017. The increase was primarily due to acquisitions and increased capital expenditures mainly related to our ATM network expansion. During 2018, we used $12.9 million for business acquisitions. There were no acquisitions in 2017. Purchases of property and equipment were $112.5 million and $97.2 million for 2018 and 2017, respectively. Cash used for software development and long-term assets totaled $8.5 million for 2018 and $6.0 million for 2017. Other investing activities consist mainly of proceeds from the sale of property and equipment of $1.6 million for both 2018 and 2017.

Cash flows used in investing activities were $101.9 million for 2017 compared to $136.3 million for 2016. The decrease was primarily due to no cash being used for acquisitions in 2017 compared to $55.9 million for 2016, partly offset by the proceeds of $11.9 million received in 2016 for the sale of our ownership interest in Visa Europe and increased capital expenditures related to our ATM network expansion. Purchases of property and equipment were $97.2 million and $87.4 million for 2017 and 2016, respectively. Cash used for software development and long-term assets totaled $6.0 million for 2017 and $6.2 million for 2016. Other investing activities consist mainly of proceeds from the sale of property and equipment of $1.4 million and $1.3 million for 2017 and 2016, respectively.
Financing activity cash flow
Cash flows provided by financing activities were $2.0 million for 2018 compared to cash flows used in financing activities of $161.1 million for 2017. We generally borrow amounts under our revolving credit facility seasonally to fund our independent ATM network as well as several times each month to support the short-term cash needs of our Money Transfer Segment in order to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings related to the Money Transfer Segment are repaid over a very short period of time, generally within a few days. Net borrowings on debt obligations were $170.5 million in 2018 compared to net repayments of $164.5 million for 2017. The increase in net borrowings as compared to 2017 was primarily the result of borrowing additional amounts under the revolving credit facility for ATM cash needs. Additionally, for 2018 and 2017, we paid $6.1 million and $4.9 million, respectively, for capital lease obligations. We used $177.9 million and $3.1 million for the repurchase of shares during 2018 and 2017, respectively. Of the $177.9 million repurchased shares, $175.0 million in value of Euronet Common Stock were under the Repurchase Program. Further, we received proceeds of $18.6 million and $11.0 million during 2018 and 2017, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
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
Other sources of capital
Credit Facility — On October 17, 2018, the Company entered into a new $1.0 billion unsecured credit agreement (the "Credit Facility") that expires on October 17, 2023. and retired a $675 million senior secured credit facility that would have matured on April 9, 2019 consisting of a $590 million revolving credit facility, a $10 million India revolving credit facility and an $75 million term loan ("Term Loan A"). The Credit Facility allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and US Dollars. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.
As of December 31, 2018, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
We had $215.7 million of borrowings and $47.1 million of stand-by letters of credit outstanding under the revolving credit facility as of December 31, 2018. The remaining $737.2 million under the revolving credit facility was available for borrowing. As of December 31, 2018, the weighted average interest rate under the revolving credit facility was 3.1%, excluding amortization of deferred financing costs.
Convertible debt — On October 30, 2014, we completed the sale of $402.5 million of Convertible Senior Notes due 2044 (“Convertible Notes”). The Convertible Notes have an interest rate of 1.5% per annum payable semi-annually in April and October, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $72.18 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to purchase their notes at par on October 1, 2020, and have additional options to require us to purchase their notes at par on October 1, 2024, 2029, 2034, and 2039, or upon a change in control of the Company. In connection with the issuance of the Convertible Notes, we recorded $10.7 million in debt issuance costs, which are being amortized through October 1, 2020. $1.0 million of Convertible Notes were converted in December 2018.

ATM Facility — On May 11, 2018, we entered into a short-term credit facility in the amount of $300 million for the sole purpose of providing cash for our ATM network during the tourism season. Interest was charged on this financing on an annual basis at the overnight LIBOR rate plus 1.75%. The facility expired on November 30, 2018.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. As of December 31, 2018, there was $38.5 million outstanding under these other obligation arrangements. Short-term debt obligations at December 31, 2018 were primarily comprised of $38.0 million due in 2019 under these other obligation arrangements.
Other uses of capital
Capital expenditures and needs — Total capital expenditures for 2018 were $119.4 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2019 are currently estimated to be approximately $120 million to $130 million.
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
Share repurchase plan
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program"), allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the year end December 31, 2018, the Company repurchased 2.0 million shares under the Repurchase Program at a weighted average purchase price of $86.10 for a total value of $175.0 million. No repurchases were made during 2017.
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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2018.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$636,573	$6,023	$630,550	$—	$—
Obligations under operating leases	311,651	80,803	114,642	68,015	48,191
Obligations under capital leases	14,977	6,150	7,823	1,004	—
Purchase obligations	25,033	16,520	4,475	2,110	1,928
Total	$988,234	$109,496	$757,490	$71,129	$50,119

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2018 and assumes no change in our revolving credit borrowings prior to the maturity date of our credit facility. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM maintenance and services as well as telecommunications services and professional fees.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $30.9 million as of December 31, 2018. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management considers an accounting policy and estimate to be critical if it requires the use of assumptions that were uncertain at the time the estimate was made and if changes in the estimate or selection of a different estimate could have a material effect on the Company’s financial condition and results of operations. Our most critical estimates and assumptions are used for computing income taxes, allocating the purchase price to assets acquired and liabilities assumed in acquisitions, and potential impairment of long-lived assets and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates. For a summary of all of the Company’s significant accounting policies, see Note 3, Summary of Significant Accounting Policies and Practices, to the accompanying Consolidated Financial Statements.

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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $139.3 million as of December 31, 2018, partially offset by a valuation allowance of $21.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2018. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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
Business combinations
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill and intangible assets
In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), we evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit may be less than its carrying amount. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. Our annual process for evaluating goodwill requires us to perform a qualitative assessment for all reporting units not subjected directly to the quantitative goodwill impairment test. The qualitative factors evaluated by the Company include: economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative test, and other entity specific factors as deemed appropriate. If we determine a quantitative goodwill impairment test is appropriate, the test involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. Generally, the fair value represents discounted projected future cash flows and market multiple of earnings. If the carrying amount of the reporting unit's goodwill exceeds the fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of material non-cash impairment charges during the year in which these determinations take place.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

As of December 31, 2018, the Consolidated Balance Sheet includes goodwill of $704.2 million and acquired intangible assets, net of accumulated amortization, of $114.5 million. For the year ended December 31, 2018, no impairment of goodwill has been identified. During the fourth quarter of 2018, we recorded a $7.0 million non-cash impairment charge for acquired intangible assets, specifically the HiFX trade name, related to rebranding the HiFX business to xe.

Recently Issued Accounting Pronouncements
See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 3 - Summary of Significant Accounting Policies and Practices.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the U.K.'s departure from the E.U. and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; Visa's announced rule change to allow our ATMs to provide DCC beginning mid-April 2019; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and GDPR or PSD2 requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of December 31, 2018, our total debt outstanding, excluding unamortized debt issuance costs, was $634.1 million. Of this amount, $379.9 million, net of debt discounts, or 60% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $401.5 million outstanding principal amount of contingent convertible notes accrue cash interest at a rate of 1.50% of the principal amount per annum. Based on quoted market prices, as of December 31, 2018, the fair value of our fixed rate convertible notes was $571.6 million, compared to a carrying value of $379.9 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. Additionally, $215.7 million, or 34% of our total debt obligations, relates to borrowings under our Credit Facility. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $10 million.
The remaining $38.5 million, or 6% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2018, we had approximately $13.7 million of capitalized leases with fixed payment and interest terms that expire between the years of 2019 and 2023 and bear interest at rates between 0.8% and 13.0%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2018 and 2017, 72% and 75% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2018, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $112 million to $117 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of December 31, 2018, we had foreign currency derivative contracts outstanding with a notional value of $251.1 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX and xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of December 31, 2018, we held foreign currency derivative contracts outstanding with a notional value of $1.8 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $64.3 million, primarily in euros.
See Note 11, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Index to Consolidated Financial Statements

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
February 28, 2019

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,054,357	$819,144
Restricted cash	76,595	81,374
Trade accounts receivable, net of allowances for doubtful accounts of $24,287 at December 31, 2018 and $20,958 at December 31, 2017	693,616	744,879
Prepaid expenses and other current assets	263,019	244,789
Total current assets	2,087,587	1,890,186
Property and equipment, net of accumulated depreciation of $373,180 at December 31, 2018 and $340,128 at December 31, 2017	291,869	268,303
Goodwill	704,197	717,386
Acquired intangible assets, net of accumulated amortization of $190,920 at December 31, 2018 and $179,142 at December 31, 2017	114,485	150,543
Other assets, net of accumulated amortization of $50,821 at December 31, 2018 and $44,469 at December 31, 2017	123,017	113,611
Total assets	$3,321,155	$3,140,029
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$528,913	$494,841
Accrued expenses and other current liabilities	706,554	759,789
Current portion of capital lease obligations	5,458	5,369
Short-term debt obligations and current maturities of long-term debt obligations	38,017	41,288
Income taxes payable	40,159	54,437
Deferred revenue	59,293	51,996
Total current liabilities	1,378,394	1,407,720
Debt obligations, net of current portion	589,782	404,012
Capital lease obligations, net of current portion	8,199	9,753
Deferred income taxes	57,145	54,969
Other long-term liabilities	54,793	64,097
Total liabilities	2,088,313	1,940,551
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 59,897,309 issued at December 31, 2018 and 58,892,744 issued at December 31, 2017	1,198	1,178
Additional paid-in capital	1,104,264	1,072,005
Treasury stock, at cost, 8,077,311 shares at December 31, 2018 and 6,084,586 shares at December 31, 2017	(391,551)	(217,161)
Retained earnings	669,805	436,954
Accumulated other comprehensive loss	(151,043)	(94,458)
Total Euronet Worldwide, Inc. stockholders’ equity	1,232,673	1,198,518
Noncontrolling interests	169	960
Total equity	1,232,842	1,199,478
Total liabilities and equity	$3,321,155	$3,140,029
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016

Revenues	$2,536,629	$2,252,422	$1,958,615
Operating expenses:
Direct operating costs	1,488,406	1,356,250	1,174,545
Salaries and benefits	360,432	310,787	288,420
Selling, general and administrative	216,807	190,302	165,348
Goodwill and acquired intangible assets impairment	7,049	34,056	—
Depreciation and amortization	106,021	95,030	80,529
Total operating expenses	2,178,715	1,986,425	1,708,842
Operating income	357,914	265,997	249,773
Other income (expense):
Interest income	1,320	2,443	1,696
Interest expense	(37,573)	(32,571)	(28,332)
(Loss) Income from unconsolidated affiliates	(117)	48	—
Foreign currency exchange (loss) gain, net	(26,655)	20,300	(10,200)
Other gains, net	27	118	19,956
Other expense, net	(62,998)	(9,662)	(16,880)
Income before income taxes	294,916	256,335	232,893
Income tax expense	(62,785)	(99,395)	(58,795)
Net income	232,131	156,940	174,098
Less: Net loss (income) attributable to noncontrolling interests	720	(95)	317
Net income attributable to Euronet Worldwide, Inc.	$232,851	$156,845	$174,415

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$4.52	$2.99	$3.34
Diluted	$4.26	$2.85	$3.23

Weighted average shares outstanding:
Basic	51,487,557	52,523,272	52,276,951
Diluted	54,627,747	55,116,327	54,001,079

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$232,131	$156,940	$174,098
Other comprehensive income (loss), net of tax:
Translation adjustment	(56,656)	116,401	(45,175)
Comprehensive income	175,475	273,341	128,923
Comprehensive (income) loss attributable to noncontrolling interests	791	(292)	358
Comprehensive income attributable to Euronet Worldwide, Inc.	$176,266	$273,049	$129,281
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2015	53,031,802	$1,159	$1,023,254	$(138,750)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	421,170	9	7,426	(1,143)
Share-based compensation			14,983
Repurchase of shares	(1,149,571)			(75,569)
Balance as of December 31, 2016	52,303,401	1,168	1,045,663	(215,462)
Net income
Other comprehensive income
Stock issued under employee stock plans	504,757	10	10,104	(1,699)
Share-based compensation			15,618
Other			620
Balance as of December 31, 2017	52,808,158	1,178	1,072,005	(217,161)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	1,039,480	20	15,634	610
Share-based compensation			16,764
Repurchase of shares	(2,032,599)			(175,000)
Other	4,959		(139)
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2015	$104,427	$(165,528)	$1,366	$825,928
Net income (loss)	174,415		(317)	174,098
Other comprehensive loss		(45,134)	(41)	(45,175)
Stock issued under employee stock plans				6,292
Share-based compensation				14,983
Repurchase of shares				(75,569)
Balance as of December 31, 2016	278,842	(210,662)	1,008	900,557
Net income	156,845		95	156,940
Other comprehensive income		116,204	197	116,401
Stock issued under employee stock plans				8,415
Share-based compensation				15,618
Other	1,267		(340)	1,547
Balance as of December 31, 2017	436,954	(94,458)	960	1,199,478
Net income (loss)	232,851		(720)	232,131
Other comprehensive loss		(56,585)	(71)	(56,656)
Stock issued under employee stock plans				16,264
Share-based compensation				16,764
Repurchase of shares				(175,000)
Other				(139)
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$232,131	$156,940	$174,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,021	95,030	80,529
Share-based compensation	16,764	15,618	14,983
Unrealized foreign exchange loss (gain), net	26,655	(20,300)	10,200
Non-cash impairment of goodwill and acquired intangible assets	7,049	34,056	—
Other gains	—	—	(19,449)
Deferred income taxes	2,425	(10,861)	850
Loss (income) from unconsolidated affiliates	117	(48)	—
Accretion of convertible debt discount and amortization of debt issuance costs	14,121	13,504	12,885
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(13,317)	23,183	13,935
Trade accounts receivable	26,497	(198,089)	(87,732)
Prepaid expenses and other current assets	(29,066)	35,451	(75,261)
Trade accounts payable	45,562	3,840	9,705
Deferred revenue	9,349	3,724	9,426
Accrued expenses and other current liabilities	(37,595)	106,350	257,287
Changes in noncurrent assets and liabilities	(9,480)	27,878	(9,932)
Net cash provided by operating activities	397,233	286,276	391,524
Cash flows from investing activities:
Acquisitions, net of cash acquired	(12,854)	—	(55,915)
Purchases of property and equipment	(112,484)	(97,235)	(87,411)
Purchases of other long-term assets	(8,528)	(6,039)	(6,175)
Proceeds from sale of investment	—	—	11,900
Other, net	1,583	1,416	1,288
Net cash used in investing activities	(132,283)	(101,858)	(136,313)
Cash flows from financing activities:
Proceeds from issuance of shares	18,608	10,990	6,292
Repurchase of shares	(177,855)	(3,065)	(77,360)
Borrowings from revolving credit agreements	5,773,294	2,409,203	2,648,093
Repayments of revolving credit agreements	(5,560,089)	(2,566,621)	(2,495,632)
Repayments of long-term debt obligations	(52,199)	(8,907)	(7,031)
Repayments of capital lease obligations	(6,137)	(4,883)	(2,943)
Net borrowing from short-term debt obligations	9,472	1,853	6,750
Debt issuance costs	(3,071)	—	—
Other, net	1	281	1,341
Net cash provided by (used in ) financing activities	2,024	(161,149)	79,510
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(36,540)	65,161	(25,463)
Increase in cash and cash equivalents and restricted cash	230,434	88,430	309,258
Cash and cash equivalents and restricted cash at beginning of period	900,518	812,088	502,830
Cash and cash equivalents and restricted cash at end of period	$1,130,952	$900,518	$812,088
Interest paid during the period	$23,554	$20,457	$14,442
Income taxes paid during the period	$84,382	$48,644	$43,178
Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration received from sale of investment	$—	$—	$7,549
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

Index to Consolidated Financial Statements

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
ASC 350 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The Company has a policy for its annual review of goodwill to perform the qualitative assessment for all reporting units not subjected directly to the quantitative impairment test.
Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Furthermore, the Company considers the results of the most recent quantitative impairment test completed for a reporting unit and compares, among other factors, the weighted average cost of capital ("WACC") between the current and prior years for each reporting unit.
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
The Company completed its annual goodwill impairment test in the fourth quarter of 2018. It determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting units exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the quantitative goodwill impairment test was not performed.
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

Index to Consolidated Financial Statements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2018, the Company recorded a non-cash impairment charge of $7.0 million related to certain trade names as a result of combining HiFX into xe in order to operate the businesses under one brand name, xe. During 2017, the Company recorded a non-cash impairment charge of $2.3 million related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea. No impairment of long-lived assets was recorded during 2016.
See Note 8, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding the impairment of goodwill and other intangible assets.
Other assets
Other assets include investments in unconsolidated affiliates, capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) requires the deferral of incremental costs to obtain customer contracts, known as contract assets, which are then amortized to expense as part of selling, general and administrative expense over the respective periods of expected benefit. The Company completed its review of such costs and concluded that a transition adjustment was not necessary related to contract assets. However, the Company has implemented processes and controls to record such costs on an ongoing basis and will disclose them if they become material.
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate, but does not have a controlling interest. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2018 and 2017, the Company had no material investments in unconsolidated affiliates.
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
Revenue recognition
The Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales and usage-based taxes are excluded from revenues. A description of the major components of revenue by business segment is as follows:
EFT Processing - Revenues in the EFT Processing Segment are primarily derived from transaction and management fees and foreign currency exchange margin from owned and outsourced ATM, POS and card processing networks and from the sale of EFT software solutions for electronic payment and transaction delivery systems, and fees or margin earned from value added services, including dynamic currency conversion and domestic and international surcharge.
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
epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and non-mobile products. These fees and commissions are received from mobile operators, content vendors or distributors or from retailers. In accordance with ASC 606, commissions are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company is not the primary obligor in the distribution of the electronic payment products, those commissions are recorded as a reduction of revenue. In selling certain products, the Company is the primary obligor in the arrangements; accordingly, the gross sales value of the products are recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network

Index to Consolidated Financial Statements

of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
Money Transfer - In accordance with ASC 606, revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.
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
The Company completed its review of customer contracts relative to the requirements of Topic 606 and concluded that revenues from certain customer contracts in the epay Segment should be recorded differently under the principal versus agent guidance of Topic 606. With respect to those contracts, the Company concluded that it earns a commission from content providers for distributing and processing their prepaid mobile airtime and other electronic payment products, but it is not the principal for the products themselves. As a result, the impact of the change in accounting principle was a reduction of $88.5 million in both revenues and direct operating expenses for the year ended December 31, 2018, with no impact on reported net income.

Contract Balances
The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for 2018 is primarily driven by $52.9 million of cash payments received in the current year for which we have not yet satisfied the performance obligations, that were offset by $45.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

Disaggregation of Revenues
The following table presents the Company's revenues disaggregated by segment and region. The Company believes disaggregation by segment and region best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues by segment and region is based on management's assessment of segment performance together with allocation of financial resources, both capital and operating support costs, on a segment and regional level. Both segments and regions benefit from synergies achieved through concentration of operations and are influenced by macro-economic, regulatory and political factors in the respective segment and region. The Company recognizes foreign exchange revenues from derivative instruments in its HiFX operations in accordance with ASC Topic 815 and not ASC Topic 606. These revenues are not significant to the Company's consolidated revenues and are included in the following tables.

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$608,993	$491,282	$328,592	$1,428,867
North America	32,306	165,930	569,005	767,241
Asia Pacific	112,294	71,242	127,057	310,593
Other	58	15,330	18,308	33,696
Eliminations	—		—	(3,768)
Total	$753,651	$743,784	$1,042,962	$2,536,629

	For the Year Ended December 31, 2017 (1)
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$501,161	$561,232	$262,280	$1,324,673
North America	31,469	63,148	513,868	608,485
Asia Pacific	101,787	91,516	101,005	294,308
Other	142	18,102	9,705	27,949
Eliminations	—	—	—	(2,993)
Total	$634,559	$733,998	$886,858	$2,252,422
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

	For the Year Ended December 31, 2016 (1)
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$343,932	$498,668	$236,000	$1,078,600
North America	28,070	81,983	470,220	580,273
Asia Pacific	92,252	95,524	89,787	277,563
Other	—	17,811	5,912	23,723
Eliminations	—	—	—	(1,544)
Total	$464,254	$693,986	$801,919	$1,958,615
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

The Company adopted these standards as of January 1, 2018. The adoption of these accounting standards resulted in a decrease of $5.0 million for 2017 and an increase of $23.3 million for 2016 in net cash provided by operating activities. As of December 31, 2018, the Company had $76.6 million of restricted cash consisting of restricted cash held in trust and/or cash held on behalf of others and cash collateral on bank credit arrangements. Cash held in trust and/or cash held on behalf of others is in

Index to Consolidated Financial Statements

connection with the administration of the customer collection and vendor remittance activities by certain subsidiaries within the Company’s epay and EFT Processing Segments. Amounts collected on behalf of certain mobile phone operators and/or merchants are deposited into a restricted cash account. The bank credit arrangements primarily represent cash collateral on deposit with commercial banks to cover guarantees.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow Scope Improvements for Lessors. The new standard requires lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months. The accounting for lessors is largely unchanged from the previous accounting guidance, except for leverage lease accounting which is not permitted for leases entered into or modified after the effective date of the new standard.
The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. A modified retrospective approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company will adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company will elect the "package of practical expedients," which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company will also elect to combine lease and non-lease components and to include short-term leases with an initial term of 12 months or less on the balance sheet. The Company estimates approximately $375 million would be recognized as total right-of-use assets and total lease liabilities on its consolidated balance sheet as of January 1, 2019. Other than as disclosed, the Company does not expect the new standard to have a material impact on its results of operations or its cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Topic 326 was subsequently amended by ASU 2018-19. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The Company is continuing to assess the potential impacts of the standard.

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2018	2017	2016
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,487,557	52,523,272	52,276,951
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,499,713	1,793,375	1,705,224
Incremental shares from assumed conversion of convertible debentures	1,640,477	799,680	18,904
Diluted weighted average shares outstanding	54,627,747	55,116,327	54,001,079

Index to Consolidated Financial Statements

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2018, 2017 and 2016 of approximately 458,000, 798,000 and 616,000, respectively.
During 2018, 2017 and 2016, the Company had convertible notes outstanding that, if converted, could have a potentially dilutive effect on its Common Stock. The Company's convertible notes have settlement features requiring the Company, upon conversion, to settle the principal amount of the debt and the conversion value in excess of the principal value ("conversion premium") for cash or shares of the Company's Common Stock, at the Company's option. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing Common Stock for any conversion premium. Accordingly, the convertible notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The convertible notes would only have a dilutive effect if the market price per share of Common Stock exceeds the conversion price of $72.18 per share and the dilutive effect increases the more the market price exceeds the conversion price. As of December 31, 2018, and currently, the Company maintains the intent and ability to settle any conversion as stated. As of December 31, 2018, 2017 and 2016, the stock prices exceeded the conversion price and these notes were dilutive to earnings per share. Further, as a result of the share prices increasing from $72.43 as of December 31, 2016 to $84.27 as of December 31, 2017 and to $102.38 as December 31, 2018, there were increases in dilutive shares from the assumed conversion of convertible notes. Therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), the dilutive effect of the assumed conversion of the debentures was 1,640,477, 799,680 and 18,904 shares for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 10, Debt Obligations, to the Consolidated Financial Statements for more information about the convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program"), allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the year ended December 31, 2018, the Company repurchased $175.0 million in value of Euronet Common Stock under the Repurchase Program. No repurchases were made during 2017.
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
Accumulated other comprehensive loss
As of December 31, 2018 and 2017, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $56.7 million, a gain of $116.4 million and a loss of $45.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016.
Dividends
No dividends was paid on any class of the Company's stock during 2018, 2017, and 2016.

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
The Company completed the acquisitions of two small European businesses for an immaterial amount of cash consideration, completing one acquisition in the first quarter of 2018 and completing the other acquisition in the second quarter of 2018. The acquisitions have been accounted for as business combinations in accordance with U.S. GAAP and the results of operations have been included from the respective dates of acquisition in the EFT Processing Segment. There were no acquisitions in 2017.

Index to Consolidated Financial Statements

(6) Restricted Cash

The restricted cash balances as of December 31, 2018 and 2017 were as follows:

	As of December 31,
(in thousands)	2018	2017
Cash held in trust and/or cash held on behalf of others	$67,163	$67,541
Collateral on bank credit arrangements and other	9,432	13,833
Total	$76,595	$81,374

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

(7)    Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2018 and 2017 are as follows:

	As of December 31,
(in thousands)	2018	2017
ATMs	$378,009	$329,159
POS terminals	36,521	41,218
Vehicles and office equipment	66,117	68,231
Computers and software	183,150	168,567
Land and buildings	1,252	1,256
	665,049	608,431
Less accumulated depreciation and amortization	(373,180)	(340,128)
Total	$291,869	$268,303

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under capital leases, for the years ended December 31, 2018, 2017 and 2016 was $75.1 million, $63.4 million and $48.5 million, respectively.

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$199,581	$(133,863)	$207,133	$(124,967)
Trademarks and trade names	45,233	(25,837)	56,273	(25,768)
Software	58,515	(29,420)	62,384	(25,142)
Non-compete agreements	2,076	(1,800)	3,895	(3,265)
Total	$305,405	$(190,920)	$329,685	$(179,142)

Index to Consolidated Financial Statements

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2018 and 2017:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2017	$165,331	$689,713	$855,044
Increases (decreases):
Impairment	(2,286)	(31,770)	(34,056)
Amortization	(24,527)	—	(24,527)
Other (primarily changes in foreign currency exchange rates)	12,025	59,443	71,468
Balance as of December 31, 2017	150,543	717,386	867,929
Increases (decreases):
Acquisitions	—	20,742	20,742
Impairment	(7,049)	—	(7,049)
Amortization	(22,562)	—	(22,562)
Other (primarily changes in foreign currency exchange rates)	(6,447)	(33,931)	(40,378)
Balance as of December 31, 2018	$114,485	$704,197	$818,682

The Company performs its annual goodwill impairment test during the fourth quarter of each year. The annual goodwill impairment test completed during the fourth quarter of 2018 resulted in no impairment charges. During the fourth quarter of 2018, the Company recorded a $7.0 million non-cash impairment charge for acquired intangible assets, specifically the HiFX trade name, related to rebranding the HiFX business to xe.
Of the total goodwill balance of $704.2 million as of December 31, 2018, $467.6 million relates to the Money Transfer Segment, $130.9 million relates to the epay Segment and the remaining $105.7 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $22.6 million, $24.5 million and $25.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2018, is expected to total $20.5 million for 2019, $19.7 million for 2020, $18.8 million for 2021, $17.8 million for 2022 and $13.1 million for 2023.

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2018 and 2017 were as follows:

	As of December 31,
(in thousands)	2018	2017
Money transfer settlement obligations	$310,710	$343,613
Accrued expenses	293,864	301,390
Accrued amounts due to mobile operators and other content providers	65,878	92,291
Derivative liabilities	36,102	22,495
Total	$706,554	$759,789

Index to Consolidated Financial Statements

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2018 and 2017:

	As of December 31,
(in thousands)	2018	2017
Credit Facility:
Revolving credit agreements	$215,725	$3,000
Term loan, due 2019	—	51,094
	215,725	54,094
Convertible Debt:
1.50% convertible notes, unsecured, due 2044	379,859	369,259

Other obligations	38,513	27,763

Total debt obligations	$634,097	$451,116
Unamortized debt issuance costs	(6,298)	(5,816)
Carrying value of debt	$627,799	$445,300
Short-term debt obligations and current maturities of long-term debt obligations	(38,017)	(41,288)
Long-term debt obligations	$589,782	$404,012

As of December 31, 2018, aggregate annual maturities of long-term debt are $0.5 million in 2019, $401.5 million in 2020, none in 2021 and 2022, $215.7 million in 2023, and none thereafter. This maturity schedule reflects the revolving credit facility maturing in 2023 and the convertible notes maturing in 2020, coinciding with the terms of the initial put option by holders of the notes.
Credit Facility
In the early fourth quarter of 2018, the Company early retired the senior secured revolving bank credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility was subsequently replaced by a new unsecured credit agreement for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin , and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The new unsecured credit agreement allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.
The retired Credit Facility provided an aggregate amount of $675 million, consisting of a $590 million five-year revolving credit facility, a $10 million five-year India revolving credit facility and a $75 million five-year term loan. Fees and interest on borrowings varied based upon the Company's consolidated total leverage ratio (as defined in the amended and restated credit agreement) and were based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over LIBOR or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.375% to 2.375% (or 0.375% to 1.375% for base rate loans). The base rate is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) the Fixed LIBOR rate plus 1.00%. The term loan was subject to scheduled quarterly amortization payments, as set forth in the amended and restated credit agreement.
The weighted average interest rates of the Company's borrowing under the unsecured credit agreement were 3.1% as of December 31, 2018, and 2.9% and 2.8% for the retired term loan and Credit Facility, respectively, as of December 31, 2017.
As of December 31, 2018 and 2017, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facilities of $47.1 million and $57.3 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. As of December 31, 2018 and 2017, the stand-by letters of credit interest charges were 1.1% and 1.4% per annum, respectively.

Index to Consolidated Financial Statements

The unsecured credit agreement contains customary affirmative and negative covenants, events of default and financial covenants, including: (i) as of the end of each fiscal quarter ended on March 31, September 30 and December 31, a Consolidated Total Leverage Ratio not to be greater than 3.5 to1.0; (ii) as of the end of each fiscal quarter ended on June 30, a Consolidated Total Leverage Ratio not to be greater than 4.0 to1.0; provided that, not more than two times prior to the expiration date, that a Material Acquisition has been consummated, for any period of four consecutive fiscal quarters following such Material Acquisition, the Consolidated Total Leverage Ratio will be not greater than 4.0 to1.0 for fiscal quarters ended on March 31, September 30 and December 31 and not greater than 4.5 to1.0 for fiscal quarters ended on June 30; provided, further, that following such four consecutive fiscal quarters for which the maximum Consolidated Total Leverage Ratio is increased, the maximum Consolidated Total Leverage Ratio shall revert to the levels set forth in clauses (i) and (ii) above for not fewer than two fiscal quarters before a subsequent Increase Notice is delivered to the syndicate of financial institutions; and (iii) a Consolidated Interest Coverage Ratio not less than 4.0 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements as contained in the unsecured credit agreement, the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt.
The Company and certain subsidiaries have guaranteed the repayment of obligations under the credit agreement.
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
Holders may convert all or any portion of their Convertible Notes at their option at any time prior to October 1, 2044 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five consecutive business day period after any ten consecutive trading day period (the measurement period) in which the trading price for the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. If the holders exercise their option to convert, the Company is required to deliver cash or shares of the Company's Common Stock, at the Company's option, to satisfy the principal amount and the conversion premium. As of September 30, 2018, the conversion threshold in clause (1) of the preceding sentence had been met and the Convertible Notes became convertible at the holders' option during the fourth quarter of 2018. During the fourth quarter of 2018, $1.0 million principal value of Convertible Notes were converted by holders. As of December 31, 2018, the conversion threshold was met and the Convertible Notes continue to be convertible at the holders' option during the first quarter of 2019.
In accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt is allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid-in capital of $66.1 million.
Contractual interest expense was $6.0 million for each of the years ended December 31, 2018, 2017 and 2016. Discount accretion was $11.5 million, $11.0 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the unamortized discounts were $21.6 million and $33.2 million, respectively. The discount will be amortized through October 1, 2020. The effective interest rate was 4.7% for the years ended December 31, 2018 and 2017.

Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2018 and 2017, borrowings under these arrangements were $38.5 million and $27.8 million, respectively. As of December 31, 2018, there was $38.0 million due in 2019 under these other obligation arrangements.

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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2018, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $251.1 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2018, the Company had foreign currency forward contracts outstanding with a notional value of $64.3 million, primarily in euros.

Foreign currency exchange contracts - HiFX Operations
HiFX, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $69.2 million, $72.5 million and $66.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. All of the derivative contracts used in the Company' s HiFX operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of December 31, 2018 was approximately $1.8 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

Index to Consolidated Financial Statements

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$44,637	$36,574	Other current liabilities	$(36,102)	$(22,495)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2018 and 2017 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$44,637	$—	$44,637	$(25,187)	$(9,918)	$9,532

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$36,574	$—	$36,574	$(15,050)	$(7,603)	$13,921
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(36,102)	$—	$(36,102)	$25,187	$2,048	$(8,867)

As of December 31, 2017
Derivatives subject to a master netting arrangement or similar agreement	$(22,495)	$—	$(22,495)	$15,050	$2,716	$(4,729)

Index to Consolidated Financial Statements

Income Statement Presentation
The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2018	2017	2016
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain, net	$173	$175	$143
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

(12) Leases

Capital leases

The Company leases certain of its ATMs, computer equipment and vehicles under capital lease agreements that expire between the years of 2019 and 2023 and bear interest at rates between 0.8% and 13.0%. The lessors for these leases hold a security interest in the equipment leased under the respective capital lease agreements. Lease installments are paid on a monthly, quarterly or semi-annual basis. Certain leases contain a bargain purchase option at the conclusion of the lease period.

The gross amount of the assets and related accumulated amortization recorded within property and equipment and subject to capital leases as of December 31, 2018 and 2017 were as follows:

	As of December 31,
(in thousands)	2018	2017
ATMs	$28,370	$23,969
Other	2,248	2,268
Subtotal	30,618	26,237
Less accumulated amortization	(11,731)	(9,395)
Total	$18,887	$16,842

Non-cash financing and investing activities for the years ended December 31, 2018, 2017 and 2016 represented capital lease obligations of $6.9 million, $7.9 million and $5.8 million, respectively, incurred when the Company entered into leases primarily for new ATMs, to upgrade ATMs or for data center computer equipment.

Operating leases

The Company has non-cancelable operating leases that expire between the years of 2019 and 2033. Certain of these leases contain renewal options and escalation provisions. The Company recognizes rent expense under the straight-line method over the term of the lease. Rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $132.8 million, $105.0 million and $80.0 million, respectively.

Index to Consolidated Financial Statements

Future minimum lease payments

Future minimum lease payments under the capital leases and the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2018 are:

(in thousands)	Capital Leases	Operating Leases
Year ending December 31,
2019	$6,150	$80,803
2020	4,583	65,590
2021	3,240	49,052
2022	944	37,823
2023	60	30,192
Thereafter	—	48,191
Total minimum lease payments	14,977	$311,651
Less amounts representing interest	(1,320)
Present value of net minimum capital lease payments	13,657
Less current portion of obligations under capital leases	(5,458)
Obligations under capital leases, less current portion	$8,199

(13) Income Taxes

Tax Cuts and Jobs Act of 2017
We calculate our provision for federal, state and international income taxes based on current tax law. On December 22, 2017, the U.S. enacted into law what is informally called the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). The most significant provisions of U.S. Tax Reform are the transition tax on previously undistributed foreign earnings of foreign subsidiaries, the reduction of the U.S. corporate statutory income tax rate from 35% to 21% beginning on January 1, 2018, and new taxes on certain foreign sourced earnings.

Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of U.S. Tax Reform. SAB 118 provides a measurement period of up to one year from enactment date for companies to complete their accounting. In accordance with SAB 118, the Company recorded a net provisional tax expense of $41.6 million resulting from the enactment of U.S. Tax Reform. Included in the net tax expense was a current tax expense of $28.1 million. The remaining tax expense of $13.5 million was largely the required remeasurement of the Company's U.S. deferred tax assets and liabilities considering the new statutory tax rate. In the fourth quarter of 2018 the Company completed its accounting for the tax effects of U.S. Tax Reform. The net tax expense decreased by approximately $12.3 million to $29.3 million largely due to changes in the transition tax calculations. The current tax expense is $15.0 million and the deferred tax expense is $14.3 million. The Company elected to pay the transition tax over 8 years.

The Company continues to evaluate the indefinite reinvestment assertion on foreign earnings in conjunction with the tax effects of U.S. Tax Reform. This includes the tax impacts of the global intangible low-taxed income ("GILTI") provision on current foreign earnings. The FASB issued guidance that allows for either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as current period expenses when incurred. The Company elected to recognize the tax effects of GILTI as a current period expense.

Index to Consolidated Financial Statements

The sources of income before income taxes for the years ended December 31, 2018, 2017 and 2016 are presented as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income before taxes:
United States	$35,467	$55,117	$41,804
Foreign	259,449	201,218	191,089
Total income before income taxes	$294,916	$256,335	$232,893

The Company's income tax expense for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current tax expense (benefit):
U.S.	$(8,711)	$29,620	$(2,886)
Foreign	70,244	79,475	59,515
Total current	61,533	109,095	56,629
Deferred tax expense (benefit):
U.S.	6,871	14,056	9,908
Foreign	(5,619)	(23,756)	(7,742)
Total deferred	1,252	(9,700)	2,166
Total tax expense	$62,785	$99,395	$58,795

The following is a reconciliation of the federal statutory income tax rates of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to the effective income tax rate for the same years:

	Year Ended December 31,
(dollar amounts in thousands)	2018	2017	2016
U.S. federal income tax expense at applicable statutory rate	$61,932	$89,684	$81,513
Tax effect of:
State income tax expense (benefit) at statutory rates	1,680	968	1,341
Non-deductible expenses	3,457	5,648	3,482
Share-based compensation	(13,750)	(4,845)	(1)
Other permanent differences	(6,141)	8,458	(4,929)
Difference between U.S. federal and foreign tax rates	9,843	(24,270)	(18,432)
Provision in excess of statutory rates	3,737	8,426	2,490
Change in federal and foreign valuation allowance	3,075	(30,224)	(8,163)
Impairment of goodwill and acquired intangibles assets	83	8,248	—
GILTI, net of tax credits	14,111	—	—
U.S. Tax Reform - transition tax and rate change	(12,262)	41,597	—
Other	(2,980)	(4,295)	1,494
Total income tax expense	$62,785	$99,395	$58,795
Effective tax rate	21.3%	38.8%	25.2%

Index to Consolidated Financial Statements

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets:
Tax loss carryforwards	$32,564	$25,494
Share-based compensation	7,395	7,244
Accrued expenses	17,242	14,621
Property and equipment	16,377	14,984
Goodwill and intangible amortization	10,619	13,866
Intercompany notes	6,913	9,596
Accrued revenue	36,273	32,947
Other	11,876	9,631
Gross deferred tax assets	139,259	128,383
Valuation allowance	(21,857)	(20,257)
Net deferred tax assets	117,402	108,126
Deferred tax liabilities:
Intangible assets related to purchase accounting	(22,877)	(29,361)
Goodwill and intangible amortization	(16,115)	(11,537)
Accrued expenses	(28,274)	(33,728)
Intercompany notes	(14,034)	(7,348)
Accrued interest	(32,372)	(27,449)
Capitalized research and development	(8,299)	(7,020)
Property and equipment	(8,408)	(4,717)
Accrued revenue	(4,388)	(5,027)
Other	(5,841)	(3,227)
Total deferred tax liabilities	(140,608)	(129,414)
Net deferred tax liabilities	$(23,206)	$(21,288)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2018 are expected to be allocated to income taxes in the Consolidated Statements of Income.

As of December 31, 2018, and 2017, the Company's foreign tax loss carryforwards were $109.8 million and $90.2 million, respectively, and U.S. state tax loss carryforwards were $91.8 million and $59.1 million, respectively.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2018.

Index to Consolidated Financial Statements

As of December 31, 2018, the Company had foreign tax net operating loss carryforwards of $109.8 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2019	$1,227	$296
2020	1,926	419
2021	5,931	1,361
2022	1,847	418
2023	3,049	699
Thereafter	58,772	14,555
Unlimited	37,069	8,486
Total	$109,821	$26,234

In addition, the Company's state tax net operating loss carryforwards of $91.8 million will expire periodically from 2019 through 2038.
While U.S. tax expense has been recognized as a result of the transition tax and GILTI provisions of U.S. Tax Reform, the Company has not provided additional deferred taxes, if any, on undistributed earnings attributable to foreign subsidiaries that have been considered to be reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $1,478 million as of December 31, 2018. Other than the transition tax and GILTI provisions of U.S. Tax Reform, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes have been recognized and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Beginning balance	$28,537	$17,988
Additions based on tax positions related to the current year	4,787	8,364
Additions for tax positions of prior years	966	3,157
Reductions for tax positions of prior years	(1,705)	—
Settlements	(807)	(321)
Statute of limitations expiration	(863)	(651)
Ending balance	$30,915	$28,537

As of December 31, 2018 and 2017, approximately $28.0 million and $26.7 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $4.4 million and $3.5 million as of December 31, 2018 and 2017, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2018:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2018
Spain	2009 through 2018
Australia	2011 through 2018
U.K.	2009 through 2018
Germany	2013 through 2018

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

(14) Valuation and Qualifying Accounts

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Beginning balance-allowance for doubtful accounts	$20,958	$18,369	$19,140
Additions-charged to expense	8,653	6,631	6,556
Amounts written off	(4,079)	(5,944)	(6,839)
Other (primarily changes in foreign currency exchange rates)	(1,245)	1,902	(488)
Ending balance-allowance for doubtful accounts	$24,287	$20,958	$18,369

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2018, the Company has approximately 3.1 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $16.8 million, $15.6 million and $15.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $2.7 million, $2.3 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2017 (2,206,415 shares exercisable)	3,231,493	$42.42
Granted	264,982	$111.45
Exercised	(892,344)	$19.35
Forfeited/Canceled	(41,561)	$72.88
Balance at December 31, 2018	2,562,570	$57.10	5.9	$118,448
Exercisable at December 31, 2018	1,637,801	$39.64	4.5	$102,752
Vested and expected to vest at December 31, 2018	2,203,542	$49.53	5.4	$116,461

Index to Consolidated Financial Statements

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $17.1 million, $9.5 million and $4.1 million in connection with stock options exercised in the years ended December 31, 2018, 2017 and 2016, respectively. The intrinsic value of these options exercised was $73.0 million, $23.2 million and $12.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $21.6 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.7 years. The following table provides the fair value of options granted under the SCP during 2018, 2017 and 2016, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2018	2017	2016
Volatility	29.8%	28.8%	33.3%
Risk-free interest rate - weighted average	2.8%	2.2%	2.0%
Risk-free interest rate - range	(a)	(a)	1.29% to 2.01%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.6 years	5.5 years	5.5 years
Weighted-average fair value (per share)	$37.16	$28.59	$25.29
(a) At the date of grant, the risk fee rate for stock options awarded in 2018 and 2017 was 2.8% and 2.2%, respectively.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	432,336	$72.09
Granted	103,304	$107.88
Vested	(150,339)	$62.83
Forfeited	(13,460)	$72.00
Nonvested at December 31, 2018	371,841	$85.78

The fair value of shares vested in the years ended December 31, 2018, 2017 and 2016 was $14.2 million, $13.1 million and $13.3 million, respectively. As of December 31, 2018, there was $10.9 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.6 years. As of December 31, 2018, there was $9.8 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.8 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2018, 2017 and 2016 was $107.88, $91.28 and $73.86 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2018, 2017 and 2016, the Company issued 21,872, 21,547 and 34,658 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $71.08, $69.06 and $59.69, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual

Index to Consolidated Financial Statements

total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2018, 2017 and 2016 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2018	2017	2016
Volatility - weighted average	30.1%	18.4%	36.3%
Volatility - range	23.5% to 36.7%	14.6% to 27.2%	20.0% to 50.1%
Risk-free interest rate - weighted average	2.01%	0.89%	0.24%
Risk-free interest rate - range	1.73% to 2.45%	0.51% to 1.39%	0.22% to 0.29%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$17.22	$15.81	$14.42

(16) Business Segment Information

Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East and Asia Pacific. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, domestic and international surcharge and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the U.S. and South America.

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names, Ria, IME, HiFX, and xe. Ria and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. HiFX and xe offer account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$753,651	$743,784	$1,042,962	$(3,768)	$2,536,629
Operating expenses:
Direct operating costs	366,977	564,252	560,930	(3,753)	1,488,406
Salaries and benefits	75,791	57,748	194,808	32,085	360,432
Selling, general and administrative	46,925	35,749	125,647	8,486	216,807
Acquired intangible assets impairment	—	—	7,049	—	7,049
Depreciation and amortization	66,713	7,038	32,002	268	106,021
Total operating expenses	556,406	664,787	920,436	37,086	2,178,715
Operating income (expense)	$197,245	$78,997	$122,526	$(40,854)	$357,914
Other income (expense)
Interest income					1,320
Interest expense					(37,573)
Loss from unconsolidated affiliates					(117)
Foreign currency exchange loss, net					(26,655)
Other gains, net					27
Total other expense, net					(62,998)
Income before income taxes					$294,916
Segment assets as of December 31, 2018	$1,220,141	$780,220	$1,310,775	$10,019	$3,321,155
Property and equipment, net as of December 31, 2018	$215,106	$31,172	$45,517	$74	$291,869

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$634,559	$733,998	$886,858	$(2,993)	$2,252,422
Operating expenses:
Direct operating costs	318,875	564,032	476,322	(2,979)	1,356,250
Salaries and benefits	61,683	54,459	168,371	26,274	310,787
Selling, general and administrative	33,158	36,014	108,022	13,108	190,302
Goodwill and acquired intangible assets impairment	2,286	31,770	—	—	34,056
Depreciation and amortization	55,660	9,622	29,598	150	95,030
Total operating expenses	471,662	695,897	782,313	36,553	1,986,425
Operating income (expense)	$162,897	$38,101	$104,545	$(39,546)	$265,997
Other income (expense)
Interest income					2,443
Interest expense					(32,571)
Income from unconsolidated affiliates					48
Foreign currency exchange gain, net					20,300
Other gains, net					118
Total other expense, net					(9,662)
Income before income taxes					$256,335
Segment assets as of December 31, 2017	$1,040,135	$695,990	$1,255,765	$148,139	$3,140,029
Property and equipment, net as of December 31, 2017	$196,451	$28,135	$43,564	$153	$268,303

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2016
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$464,254	$693,986	$801,919	$(1,544)	$1,958,615
Operating expenses:
Direct operating costs	224,793	528,774	422,508	(1,530)	1,174,545
Salaries and benefits	51,822	51,378	155,471	29,749	288,420
Selling, general and administrative	30,399	34,517	93,219	7,213	165,348
Depreciation and amortization	40,084	11,075	29,195	175	80,529
Total operating expenses	347,098	625,744	700,393	35,607	1,708,842
Operating income (expense)	$117,156	$68,242	$101,526	$(37,151)	$249,773
Other income (expense)
Interest income					1,696
Interest expense					(28,332)
Foreign currency exchange loss, net					(10,200)
Other gains, net					19,956
Total other expense, net					(16,880)
Income before income taxes					$232,893
Segment assets as of December 31, 2016	$786,166	$733,514	$1,136,722	$56,470	$2,712,872
Property and equipment, net as of December 31, 2016	$139,161	$23,939	$38,954	$91	$202,145

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2018, 2017 and 2016, and property and equipment and total assets as of December 31, 2018 and 2017, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2018	2017	2016	2018	2017	2018	2017
United States	$721,977	$572,383	$548,877	$29,499	$28,465	$493,428	$592,187
Germany	476,122	495,778	409,590	25,302	20,668	508,062	435,687
Spain	155,619	115,473	82,921	39,238	29,881	198,082	152,841
United Kingdom	133,132	136,977	131,826	20,525	20,104	519,918	532,421
Poland	126,513	128,672	115,269	50,359	61,636	155,821	176,766
Italy	103,691	89,276	72,591	15,238	12,078	157,314	123,218
India	92,468	82,389	75,243	19,554	13,090	89,923	82,513
Malaysia	76,380	56,287	53,787	2,802	3,161	103,043	124,522
France	75,466	56,027	43,247	1,037	1,104	76,687	65,366
Greece	71,007	71,197	44,361	11,267	10,012	58,419	62,552
Australia	58,039	77,777	77,198	2,051	2,704	61,215	76,370
New Zealand	48,881	47,091	40,890	2,718	2,574	196,869	185,459
Other	397,334	323,095	262,815	72,279	62,826	702,374	530,127
Total foreign	1,814,652	1,680,039	1,409,738	262,370	239,838	2,827,727	2,547,842
Total	$2,536,629	$2,252,422	$1,958,615	$291,869	$268,303	$3,321,155	$3,140,029

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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$44,637	$—	$44,637
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	(36,102)	$—	$(36,102)

		As of December 31, 2017
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,574	$—	$36,574
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(22,495)	$—	$(22,495)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2018 and 2017, the fair values of the Convertible Notes were $571.6 million and $503.7 million, respectively, with carrying values of $379.9 million and $369.3 million, respectively.

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

Index to Consolidated Financial Statements

(19) Commitments

As of December 31, 2018, the Company had $77.8 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.9 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2018, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $22.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $61.7 million over the terms of the agreements with the customers.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2018, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $523 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2018 or 2017.

(20) Related Party Transactions

The Company leases an airplane from a company partially owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.3 million, $0.4 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively, for the use of this airplane.

Index to Consolidated Financial Statements

In June 2014, the Company signed an ATM operating agreement with Rontec Ltd., a U.K. company in which Gerald Ronson holds a majority of the shares. Mr. Ronson is the father-in-law of Paul Althasen, one of the Company's directors. This is a commercial agreement under which the Company leases ATM sites from Rontec Ltd. at rates which it considers to be competitive commercial rates. The Company paid $38 thousand, $49 thousand and $106 thousand under this agreement in each of 2018, 2017 and 2016, respectively.

(21) Selected Quarterly Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2018
Revenues	$550,515	$622,224	$714,505	$649,385
Operating income	$45,472	$90,369	$150,913	$71,160
Net income	$26,344	$43,636	$102,257	$59,894
Net income attributable to Euronet Worldwide, Inc.	$26,413	$43,724	$102,723	$59,991
Earnings per common share:
Basic	$0.51	$0.85	$2.01	$1.16
Diluted	$0.49	$0.82	$1.89	$1.10
For the Year Ended December 31, 2017
Revenues	$473,380	$536,563	$637,834	$604,645
Operating income	$41,286	$66,691	$116,901	$41,119
Net income (loss)	$28,069	$51,347	$100,353	$(22,829)
Net income (loss) attributable to Euronet Worldwide, Inc.	$28,123	$51,365	$100,290	$(22,933)
Earnings (loss) per common share:
Basic	$0.54	$0.98	$1.91	$(0.44)
Diluted	$0.51	$0.93	$1.80	$(0.44)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2018, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 28, 2019

Item 9B. Other Information

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock” and “Election of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018, is incorporated herein by reference. The information in Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018, is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report.

1. Financial Statements

The Consolidated Financial Statements and accompanying notes, together with the report of KPMG LLP, appear in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K.

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
Employment Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2018 (File No. 001-31648) and incorporated by reference herein) (2)

10.11.2
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 (File No. 001-31648) and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 (File No. 001-31648) and incorporated by reference herein) (2)

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-31648) and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 (File No. 001-31648) and incorporated by reference herein) (2)

10.15
Credit agreement dated as of October 17, 2018 among Euronet Worldwide, Inc. and certain subsidiaries, as borrowers, certain subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as co-syndication agents, et al. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018 (File No. 001-31648) and incorporated by reference herein)

10.16
Purchase Agreement, dated October 30, 2014, among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, for themselves and on behalf of several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2014 (File No. 001-31648), and incorporated by reference herein)

10.17
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 1, 2018 (File No. 001-31648) and incorporated by reference herein) (2)

10.18
Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 1, 2018 (File No. 001-31648) and incorporated by reference herein) (2)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.

___________________________

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

(3)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-K.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Euronet Worldwide, Inc.

Date: February 28, 2019

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 28, 2019	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 28, 2019	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 28, 2019	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 28, 2019	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 28, 2019	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 28, 2019	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 28, 2019	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 28, 2019	Director

/s/ Mark R. Callegari Mark R. Callegari February 28, 2019	Director