Form 10-Q
period 2019-03-31
EURONET WORLDWIDE INC
filed 2019-05-08
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EEFT	The Nasdaq Stock Market, LLC (Nasdaq Global Select Market)

On May 6, 2019, Euronet Worldwide, Inc. had 51,964,031 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,216,297	$1,054,357
Restricted cash	74,945	76,595
Trade accounts receivable, net of allowances for doubtful accounts of $24,564 at March 31, 2019 and $24,287 at December 31, 2018	715,612	693,616
Prepaid expenses and other current assets	228,675	263,019
Total current assets	2,235,529	2,087,587
Operating right of use lease asset	351,169	—
Property and equipment, net of accumulated depreciation of $381,406 at March 31, 2019 and $373,180 at December 31, 2018	303,796	291,869
Goodwill	704,054	704,197
Acquired intangible assets, net of accumulated amortization of $197,060 at March 31, 2019 and $190,920 at December 31, 2018	110,143	114,485
Other assets, net of accumulated amortization of $52,514 at March 31, 2019 and $50,821 at December 31, 2018	109,362	123,017
Total assets	$3,814,053	$3,321,155
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$408,798	$528,913
Accrued expenses and other current liabilities	758,914	712,012
Current portion of operating lease liabilities	114,654	—
Short-term debt obligations and current maturities of long-term debt obligations	360,358	38,017
Income taxes payable	40,227	40,159
Deferred revenue	61,456	59,293
Total current liabilities	1,744,407	1,378,394
Debt obligations, net of current portion	412,862	589,782
Operating lease obligations, net of current portion	225,093	—
Deferred income taxes	82,143	57,145
Other long-term liabilities	61,638	62,992
Total liabilities	2,526,143	2,088,313
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 60,035,677 issued at March 31, 2019 and 59,897,309 issued at December 31, 2018	1,201	1,198
Additional paid-in-capital	1,142,691	1,104,264
Treasury stock, at cost, 8,085,537 shares at March 31, 2019 and 8,077,311 shares at December 31, 2018	(393,307)	(391,551)
Retained earnings	704,348	669,805
Accumulated other comprehensive loss	(167,199)	(151,043)
Total Euronet Worldwide, Inc. stockholders’ equity	1,287,734	1,232,673
Noncontrolling interests	176	169
Total equity	1,287,910	1,232,842
Total liabilities and equity	$3,814,053	$3,321,155
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$577,509	$550,515
Operating expenses:
Direct operating costs	353,833	343,324
Salaries and benefits	92,795	85,706
Selling, general and administrative	48,147	50,011
Depreciation and amortization	26,640	26,002
Total operating expenses	521,415	505,043
Operating income	56,094	45,472
Other income (expense):
Interest income	343	296
Interest expense	(8,199)	(7,606)
Loss on early retirement of debt	(928)	—
Loss from unconsolidated affiliates	—	(117)
Foreign currency exchange gain, net	3,208	1,935
Other gains	25	31
Other expense, net	(5,551)	(5,461)
Income before income taxes	50,543	40,011
Income tax expense	(15,964)	(13,667)
Net income	34,579	26,344
Net loss (income) attributable to noncontrolling interests	(36)	69
Net income attributable to Euronet Worldwide, Inc.	$34,543	$26,413

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.67	$0.51
Diluted	$0.62	$0.49

Weighted average shares outstanding:
Basic	51,880,534	51,899,282
Diluted	55,576,867	53,953,246
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$34,579	$26,344
Translation adjustment	(16,156)	22,948
Comprehensive income	18,423	49,292
Comprehensive (income) loss attributable to noncontrolling interests	(7)	15
Comprehensive income attributable to Euronet Worldwide, Inc.	$18,416	$49,307
See accompanying notes to the unaudited consolidated financial statements.

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2017	52,808,158	$1,178	$1,072,005	$(217,161)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	116,358	2	2,468	(1,237)
Share-based compensation			4,029
Repurchase of shares	(1,418,895)			(125,000)
Balance as of March 31, 2018	51,505,621	$1,180	$1,078,502	$(343,398)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income
Other comprehensive loss
Stock issued under employee stock plans	130,136	3	5,194	(1,756)
Share-based compensation			4,490
Repurchase of shares
Issuance of convertible notes, net of tax			71,660
Repurchases and conversions of convertible notes, net of tax	6		(42,917)
Balance as of March 31, 2019	51,950,140	$1,201	$1,142,691	$(393,307)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2017	$436,954	$(94,458)	$960	$1,199,478
Net income (loss)	26,413		(69)	26,344
Other comprehensive income		22,894	54	22,948
Stock issued under employee stock plans				1,233
Share-based compensation				4,029
Repurchase of shares				(125,000)
Balance as of March 31, 2018	$463,367	$(71,564)	$945	$1,129,032

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income	34,543		36	34,579
Other comprehensive loss		(16,156)	(29)	(16,185)
Stock issued under employee stock plans				3,441
Share-based compensation				4,490
Issuance of convertible notes, net of tax				71,660
Repurchases and conversions of convertible notes, net of tax				(42,917)
Balance as of March 31, 2019	$704,348	$(167,199)	$176	$1,287,910
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$34,579	$26,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,640	26,002
Share-based compensation	4,490	4,029
Unrealized foreign exchange gain, net	(3,208)	(1,935)
Deferred income taxes	3,468	2,818
Loss from unconsolidated affiliates	—	117
Accretion of convertible debt discount and amortization of debt issuance costs	4,071	3,477
Changes in working capital, net of amounts acquired:
Income taxes payable, net	635	(674)
Trade accounts receivable	(31,456)	51,720
Prepaid expenses and other current assets	33,787	36,763
Trade accounts payable	(115,380)	(98,581)
Deferred revenue	3,005	2,501
Accrued expenses and other current liabilities	51,377	(28,241)
Changes in noncurrent assets and liabilities	953	3,488
Net cash provided by operating activities	12,961	27,828
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7,257)
Purchases of property and equipment	(31,390)	(24,415)
Purchases of other long-term assets	(1,783)	(1,808)
Other, net	187	201
Net cash used in investing activities	(32,986)	(33,279)
Cash flows from financing activities:
Proceeds from issuance of shares	5,171	2,300
Repurchase of shares	(2,275)	(126,577)
Borrowings from revolving credit agreements	1,209,446	1,010,643
Repayments of revolving credit agreements	(1,425,398)	(841,786)
Proceeds from long-term debt obligations	525,000	—
Repayments of long-term debt obligations	(94,199)	(2,449)
(Repayments of) borrowings from short-term debt obligations, net	(11,779)	1,557
Debt issuance costs	(11,812)	—
Other, net	(1,452)	(1,792)
Net cash provided by financing activities	192,702	41,896
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12,387)	12,525
Increase in cash and cash equivalents and restricted cash	160,290	48,970
Cash and cash equivalents and restricted cash at beginning of period	1,130,952	900,518

Cash and cash equivalents and restricted cash at end of period	$1,291,242	$949,488

Supplemental disclosure of cash flow information:
Interest paid during the period	$5,491	$5,621
Income taxes paid during the period	$12,074	$11,981
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018, including the notes thereto, set forth in the Company’s 2018 Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for ATM cash withdrawal transaction and dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, coinciding with the tourism season followed by lower transaction levels during the fourth quarter. Additionally, the epay Segments is impacted by seasonality during the fourth quarter and the first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.
(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach and comparative periods were not restated. The new standards provide a number of optional practical expedients in transition.
The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to combine lease and non-lease components and to include short-term leases with an initial term of 12 months or less on the balance sheet.
In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The election of the hindsight practical expedient resulted in, for substantially all leases in effect on January 1, 2019, the lease term for implementation of this pronouncement, as the lease’s life being January 1, 2019 through the lease’s contractual termination date, rather than the actual lease life as set out in the lease agreement. Lease lives for lease agreements committed to on January 1, 2019 and, thereafter, are included based on the lease’s commencement date and termination date. In the application of hindsight, the Company evaluated the performance of all the leases and the associated markets in relation to the Company’s operations, which resulted in the determination that the exercise of renewal options would not be reasonably certain in determining the expected lease term.
Adoption of the new standard resulted in the recognition of additional operating right of use lease assets and lease liabilities of approximately $296.9 million, as of January 1, 2019. The Company reclassified $16.6 million and $2.7 million of deferred cost and deferred credits, respectively, to Right of use (ROU) lease assets as of March 31, 2019.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the effect of the adoption of ASU 2016-13 on its consolidated financial statements.
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

	Three Months Ended March 31,
	2019	2018
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,880,534	51,899,282
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,285,139	1,578,071
Incremental shares from assumed conversion of convertible notes	2,411,194	475,893
Diluted weighted average shares outstanding	55,576,867	53,953,246
The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three months ended March 31, 2019 and 2018. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 402,000 for the three months ended March 31, 2019 and approximately 1,151,000 for the three months ended March 31, 2018.
The Company's convertible notes have settlement features requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. At issuance, the Company stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium.  Accordingly, the convertible notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The convertible notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share and $72.18 per share for the new Convertible Senior Notes ("Convertible Notes") issued on March 18, 2019 and the existing convertible notes due on 2044, respectively. The dilutive effect increases the more the market price exceeds the conversion price. Upon issuance of the Convertible Notes, the Company provided a notice of redemption to the trustee of the indenture governing the existing convertible notes. As of March 31, 2019 and 2018, the stock price exceeded the conversion price and the existing convertible notes were dilutive to earnings per share. Further, as a result of the share price increasing from $78.92 at March 31, 2018 to $142.59 at March 31, 2019, there was an increase in shares from the assumed conversion of convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. For the three months ended March 31, 2019, the remaining maximum dollar value of shares that may yet be purchased under the Repurchase program was

$200.0 million. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the first quarter of 2019, the Company did not make any repurchases under the Repurchase Program. In connection with the issuance of the Convertible Notes, the Board of Directors of the Company authorized the Company to repurchase up to $120 million of the Company’s common stock concurrently with or following the issuance of the Convertible Notes. This authorization will expire on March 11, 2021. For the first quarter 2019, the Company did not make any repurchases under this special authorization.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation losses of $16.2 million for the three months ended March 31, 2019, and gains of $22.9 million for the three months ended March 31, 2018. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2019 and 2018.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2019 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2018	$114,485	$704,197	$818,682
Increases (decreases):
Acquisition	—	686	686
Amortization	(5,186)	—	(5,186)
Other (primarily changes in foreign currency exchange rates)	844	(829)	15
Balance as of March 31, 2019	$110,143	$704,054	$814,197
Estimated amortization expense on intangible assets with finite lives, before income taxes, as of March 31, 2019, is expected to total $15.5 million for the remainder of 2019, $19.9 million for 2020, $19.0 million for 2021, $18.0 million for 2022, $13.2 million for 2023 and $6.7 million for 2024.
The Company completed the acquisitions of a small Indonesian business for an immaterial amount of cash consideration. The acquisition has been accounted for as business combinations in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2018 resulted in no impairment charge.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2018 annual impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place.
(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Money transfer settlement obligations	$464,888	$310,710
Accrued expenses	187,521	293,864
Accrued amounts due to mobile operators and other content providers	73,434	65,878
Derivative liabilities	27,526	36,102
Current portion of capital lease obligations	$5,545	$5,458
Total	$758,914	$712,012

(6) UNEARNED REVENUES
Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) requires the deferral of incremental costs to obtain customer contracts, known as contract assets, which are then amortized to expense as part of selling, general and administrative expense over the respective periods of expected benefit. Such costs are not material; however, the Company has implemented processes and controls to record such costs on an ongoing basis and will disclose them if they become material.

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the first quarter of 2019 is primarily driven by $16.0 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, largely offset by $13.9 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

(7) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Credit Facility:
Revolving credit agreements, due 2023	$—	$215,725

Convertible Debt:
1.50% convertible notes, unsecured, due 2044	333,886	379,859
0.75% convertible notes, unsecured, due 2049	425,947	—

Other obligations	26,845	38,513

Total debt obligations	786,678	634,097
Unamortized debt issuance costs	(13,458)	(6,298)
Carrying value of debt	773,220	627,799
Short-term debt obligations and current maturities of long-term debt obligations	(360,358)	(38,017)
Long-term debt obligations	$412,862	$589,782

Credit Facility
On October 17, 2018, the Company entered into a new unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin , and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% or 0.175% to 1.0% for base rate loans. The Credit Facility allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars.
Convertible Debt
On March 18, 2019, the Company completed the sale of $525 million of Convertible Senior Notes ("Convertible Notes"). The Convertible Notes mature in March 2049 unless repurchased or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share. The Company used $94.2 million of the new debt to repurchase $49 million aggregate principal amount of the Company's 1.5% Convertible Senior Notes outstanding due 2044 (the "Existing Convertible Notes") from a limited number of holders in privately negotiated transactions. The Company expects to use the remainder of the net proceeds for general corporate purposes, which may include redeeming the remaining Existing Convertible Notes, repaying borrowings outstanding under the Credit Facility, share repurchases or acquisitions.
On March 18, 2019, the Company provided a notice of redemption to the trustee of the indenture governing the Existing Convertible Notes (the "Existing Indenture"), pursuant to which the Company will redeem all of the remaining principal amount outstanding of the Existing Convertible Notes on May 28, 2019 (the "Redemption Date"). The redemption price of the Existing Convertible Notes to be redeemed is cash equal to 100% of the principal amount of the Existing Convertible Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date.
In accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt is allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid-in capital of $99.7 million and $66.1 million for the Convertible Notes and the Existing Convertible Notes, respectively. The issuance of the Convertible Notes and the redemption of the Existing Convertible Notes resulted in a net $21.5 million recognition of deferred tax liabilities within the additional paid-in capital.
Contractual interest expense for the Existing Convertible Notes was $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Accretion expense was $2.9 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. The effective interest rate was 4.7% for both the three months ended March 31, 2019 and 2018. As of March 31, 2019, the unamortized discount was $16.4 million.
Contractual interest expense for the Convertible Notes was $0.2 million for the three months ended March 31, 2019. Accretion expense was $0.6 million for the three months ended March 31, 2019. The effective interest rate was 4.4% for the three months ended March 31, 2019. As of March 31, 2019, the unamortized discount was $99.1 million and will be amortized through March 2025.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of March 31, 2019, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $338 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of March 31, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $166 million, primarily in euros and Polish zloty.
Foreign currency exchange contracts - HiFX Operations
HiFX writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. HiFX aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from HiFX's total portfolio of positions were $18.6 million and $18.7 million for the three months ended March 31, 2019 and 2018. All of the derivative contracts used in the Company's HiFX operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.

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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its HiFX operations as of March 31, 2019 was approximately $1.3 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$45,542	$44,637	Accrued expenses and other current liabilities	$(27,526)	$(36,102)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2019 and December 31, 2018 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$45,542	$—	$45,542	$(21,436)	$(7,232)	$16,874

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$44,637	$—	$44,637	$(25,187)	$(9,918)	$9,532
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2019	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(27,526)	$—	$(27,526)	$21,436	$153	$(5,937)

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$(36,102)	$—	$(36,102)	$25,187	$2,048	$(8,867)
See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2019	2018
Foreign currency exchange contracts	Foreign currency exchange gain, net	$2,459	$1,295
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$45,542	$—	$45,542
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(27,526)	$—	$(27,526)

		As of December 31, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$44,637	$—	$44,637
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,102)	$—	$(36,102)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying values of the Company’s long-term debt (other than the Convertible Notes), including the current portion, approximate fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair value of the convertible notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2019 and December 31, 2018, the fair values of the Existing Convertible Notes were $660.8 million and $571.6 million, respectively, with carrying values of $333.9 million and $379.9 million, respectively. As of March 31, 2019, the fair value of the Convertible Notes was $581.0 million with carrying value of $425.9 million.
(10) SEGMENT INFORMATION
The Company’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting. The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Asia Pacific and the United States. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, domestic and international surcharge and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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
The following tables present the Company’s reportable segment results for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$145,703	$176,114	$256,581	$(889)	$577,509
Operating expenses:
Direct operating costs	83,776	133,525	137,404	(872)	353,833
Salaries and benefits	19,431	14,753	51,156	7,455	92,795
Selling, general and administrative	9,086	8,052	29,109	1,900	48,147
Depreciation and amortization	16,642	1,785	8,138	75	26,640
Total operating expenses	128,935	158,115	225,807	8,558	521,415
Operating income (expense)	$16,768	$17,999	$30,774	$(9,447)	$56,094

	For the Three Months Ended March 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$135,704	$176,845	$238,836	$(870)	$550,515
Operating expenses:
Direct operating costs	81,837	134,922	127,431	(866)	343,324
Salaries and benefits	17,005	14,417	47,357	6,927	85,706
Selling, general and administrative	9,115	8,733	29,699	2,464	50,011
Depreciation and amortization	16,200	1,878	7,895	29	26,002
Total operating expenses	124,157	159,950	212,382	8,554	505,043
Operating income (expense)	$11,547	$16,895	$26,454	$(9,424)	$45,472

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
EFT Processing	$222,338	$215,106	$1,533,051	$1,220,141
epay	34,105	31,172	689,573	780,220
Money Transfer	47,282	45,517	1,461,137	1,310,775
Corporate Services, Eliminations and Other	71	74	130,292	10,019
Total	$303,796	$291,869	$3,814,053	$3,321,155

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

	For the Three Months Ended March 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$107,611	$114,906	$85,559	$308,076
North America	8,205	39,664	134,832	182,701
Asia Pacific	29,877	17,374	30,713	77,964
Other	10	4,170	5,477	9,657
Eliminations	—	—	—	(889)
Total	$145,703	$176,114	$256,581	$577,509

	For the Three Months Ended March 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	100,087	113,451	73,958	287,496
North America	$8,016	$41,051	$128,984	$178,051
Asia Pacific	27,594	17,453	32,141	77,188
Other	7	4,890	3,753	8,650
Eliminations	—	—	—	(870)
Total	$135,704	$176,845	$238,836	$550,515

(11) INCOME TAXES
The Company's effective income tax rate was 31.6% and 34.2% for the three months ended March 31, 2019 and 2018, respectively. The Company's effective income tax rates for the three months ended March 31, 2019 and 2018 were higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates and the application to the Company of the U.S. global intangible low-taxed income ("GILTI") tax provision. The GILTI provision subjects the Company's current foreign earnings to U.S. taxation creating additional U.S. tax expense.
(12) COMMITMENTS
As of March 31, 2019, the Company had $76.7 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $46.2 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.7 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2019, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $12.3 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $54.6 million over the terms of agreements with the customers.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of March 31, 2019, the balance of cash used in the Company's ATM networks for which the Company was responsible was approximately $461 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2019 or December 31, 2018.
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
(14) LEASES
The Company enters into operating leases for ATM sites, office space, retail stores and equipment. The Company's finance leases are immaterial. Right of use assets and lease liabilities are recognized at commencement date based on the present value of the lease payment over the lease term. The present value of lease payments is determined using the incremental borrowing rate based on information available at the lease commencement date. All leases with fixed payments, including leases with an initial term of 12 months or less are recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Most leases include an option to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company also has a unilateral termination right for a majority of the ATM site leases. Since the Company is not reasonably certain to exercise the renewal or terminal options, the options are not considered in determining the lease term, and associated payment impacts are excluded from lease payments.
Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases as of March 31, 2019 are:

As of March 31, 2019
Maturity of Lease Liabilities (in thousands)	Operating Leases
Remainder of 2019	$115,891
2020	93,975
2021	68,283
2022	43,471
2023	24,907
Thereafter	45,003
Total lease payments	$391,530
Less: imputed interest	(51,783)
Present value of lease liabilities	$339,747
Future minimum lease payments under the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2018 as follows:

(in thousands)	Operating Leases
Year ending December 31,
2019	$80,803
2020	65,590
2021	49,052
2022	37,823
2023	30,192
Thereafter	48,191
Total minimum lease payments	$311,651

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended March 31, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$30,460
Variable lease expense	Selling, general and administrative and Direct operating costs	6,569
Total lease expense		$37,029

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2019
Weighted- average remaining lease term (years)	4.5
Weighted- average discount rate	3.2%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$30,083
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets
ROU assets obtained in exchange for new operating lease liabilities	$71,378
(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the negotiations related to the United Kingdom's proposed departure of from the European Union, and economic conditions in specific countries and regions; the effects of demonetization in India; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; Visa's announced rule change to allow our ATMs to provide DCC beginning mid-April 2019; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and GDPR or PSD2, requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, general economic, financial and market conditions and the duration and extent of any future economic downturns; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; renewal of sources of funding as they expire and the availability of replacement funding; and the outlook for markets we serve; or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; software solutions and cloud based payment solutions; electronic distribution of prepaid mobile airtime and other electronic payment products; foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 42,034 ATMs and approximately 298,000 POS terminals across Europe, the Middle East, Asia Pacific and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, domestic and international surcharge and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for digital media (formerly referred to as non-mobile content) and prepaid mobile airtime. We operate a network of approximately 718,000 POS terminals providing electronic processing of digital media and prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe. xe also provides global account-to-account money transfer services. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 377,000 locations. xe offers money transfer services on its websites (xe.com and x-rates.com) and through its customer service representatives. The xe websites also provide foreign currency exchange information. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 25% of total consolidated revenues for the first quarter of 2019, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 31% of total consolidated revenues for the first quarter of 2019, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic payment products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media now produces approximately 63% of epay Segment revenues. Other electronic payment products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 44% of total consolidated revenues for the first quarter of 2019, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, xe and HiFX branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime and digital content distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime and digital content distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (growth in electronic payment products, expansion of our network of retailers and access to products of mobile operators and other digital media providers) remain present.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2019 and 2018 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent
EFT Processing	$145,703	$135,704	$9,999	7%
epay	176,114	176,845	(731)	—%
Money Transfer	256,581	238,836	17,745	7%
Total	578,398	551,385	27,013	5%
Corporate services, eliminations and other	(889)	(870)	(19)	2%
Total	$577,509	$550,515	$26,994	5%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent
EFT Processing	$16,768	$11,547	$5,221	45%
epay	17,999	16,895	1,104	7%
Money Transfer	30,774	26,454	4,320	16%
Total	65,541	54,896	10,645	19%
Corporate services, eliminations and other	(9,447)	(9,424)	(23)	—%
Total	$56,094	$45,472	$10,622	23%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the first quarter of 2019 was 5% less, due to the changes in foreign currency exchange rates when compared to the same period of 2018.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Decrease Percent
Currency (dollars per foreign currency)	2019	2018
Australian dollar	$0.7125	$0.7859	(9)%
British pound	$1.3024	$1.3917	(6)%
euro	$1.1354	$1.2289	(8)%
Hungarian forint	$0.0036	$0.0039	(8)%
Indian rupee	$0.0142	$0.0155	(8)%
Malaysian ringgit	$0.2445	$0.2550	(4)%
New Zealand dollar	$0.6813	$0.7270	(6)%
Polish zloty	$0.2639	$0.2941	(10)%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three months ended March 31, 2019 and 2018 for our EFT Processing Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent
Total revenues	$145,703	$135,704	$9,999	7%
Operating expenses:
Direct operating costs	83,776	81,837	1,939	2%
Salaries and benefits	19,431	17,005	2,426	14%
Selling, general and administrative	9,086	9,115	(29)	—%
Depreciation and amortization	16,642	16,200	442	3%
Total operating expenses	128,935	124,157	4,778	4%
Operating income	$16,768	$11,547	$5,221	45%
Transactions processed (millions)	691	622	69	11%
ATMs as of March 31,	42,034	38,358	3,676	10%
Average ATMs	40,918	37,651	3,267	9%

Revenues
EFT Processing Segment total revenues for the three months ended March 31, 2019 were $145.7 million, an increase of $10.0 million or 7% as compared to the same period in 2018. The increase in total revenues for the three months ended March 31, 2019 was primarily due to an increase in the number of ATMs under management in Europe. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed. The transaction growth includes an increase in value-added transactions on the ATMs and point-of-sale terminals, including DCC, domestic and international surcharge, and foreign currency dispensing. Foreign currency exchange rate movements decreased total revenues by approximately $11.7 million for the first quarter of 2019 as compared to the same period in 2018.
Average monthly revenues per ATM were $1,187 for the three months ended March 31, 2019 compared to $1,201for the three months ended March 31, 2018. Revenues per transaction were $0.21 for the first quarter of 2019 compared to $0.22 for the first quarter of 2018. The decrease in average monthly revenues per ATM for the first quarter of 2019 was primarily the result of the impact of the strengthening of the U.S. dollar against key foreign currencies, partly offset by an increase in value-added transactions.
Direct operating costs
EFT Processing Segment direct operating costs were $83.8 million for the three months ended March 31, 2019, an increase of $1.9 million or 2% as compared to the same period in 2018. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three months ended March 31, 2019 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network, partly offset by the impact of the strengthening of the U.S. dollar against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $61.9 million for the three months ended March 31, 2019, compared to $53.9 million for the three months ended March 31, 2018. The increases in gross profit were primarily due to the growth in revenues from increases in ATMs under management, DCC transactions, domestic and international surcharge, and foreign currency dispensing. The net impact of the U.S. dollar strengthening against key foreign currencies partly offset the increase in gross profit for the first quarter of 2019. Gross profit as a percentage of revenues (“gross margin”) was 42.5% for the three months ended March 31, 2019, as compared to 39.7% for the three months ended March 31, 2018. For the three months ended March 31, 2019, the increase in gross margin was attributable to increases in DCC transactions, domestic and international surcharge, foreign currency dispensing, and also a higher volume of sales of POS devices in Greece in the first quarter of 2018 on which we earned a lower margin which did not occur in the current period.
Salaries and benefits
Salaries and benefits expense increased $2.4 million or 14% for the three months ended March 31, 2019, compared to the same period in 2018. As a percentage of revenues, these costs increased to 13.3% for the first quarter of 2019, compared to 12.5% for the first quarter of 2018. The increases were primarily due to additional headcount to support an increase in the number of ATMs and POS devices under management.
Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2019 were $9.1 million, which was consistent with the same period in 2018. As a percentage of revenues, selling, general and administrative expenses were 6.2% for the three months ended March 31, 2019, compared to 6.7% for the three months ended March 31, 2018.
Depreciation and amortization
Depreciation and amortization expense increased $0.4 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily attributable to the deployment of additional ATMs under management and software assets. As a percentage of revenues, depreciation and amortization expense was 11.4% for the first quarter of 2019, as compared to 11.9% for the same period of 2018.
Operating income
EFT Processing Segment operating income for the three months ended March 31, 2019 was $16.8 million, an increase of $5.2 million or 45% as compared to the same period in 2018. EFT Processing Segment operating income for the three months ended March 31, 2019 increased primarily due to increases in the number of DCC transactions, domestic and international surcharge, and foreign currency dispensing as a result of the increased number of ATMs, partly offset by the impact of the strengthening of the U.S. dollar against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 11.5% for the first quarter of 2019 compared to 8.5% for the first quarter of 2018. The increase in operating margin was primarily due to higher operating revenues partially offset by expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.02 for the both the first quarter of 2019 and 2018.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2019 and 2018 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$176,114	$176,845	$(731)	—%
Operating expenses:
Direct operating costs	133,525	134,922	(1,397)	(1)%
Salaries and benefits	14,753	14,417	336	2%
Selling, general and administrative	8,052	8,733	(681)	(8)%
Depreciation and amortization	1,785	1,878	(93)	(5)%
Total operating expenses	158,115	159,950	(1,835)	(1)%
Operating income	$17,999	$16,895	$1,104	7%
Transactions processed (millions)	338	258	80	31%
Revenues
epay Segment total revenues for the three months ended March 31, 2019 were $176.1 million, a decrease of $0.7 million as compared to the same period in 2018. Foreign currency exchange rate movements decreased total revenues by approximately $11.8 million for the first quarter of 2019 as compared to the same period in 2018.
Revenues per transaction were $0.52 for the first quarter compared to $0.69 for the same period in 2018. The decrease in revenues per transaction was primarily the result of the increase in a high-volume, low-margin transactions processed in India.
Direct operating costs
epay Segment direct operating costs were $133.5 million for the three months ended March 31, 2019, a decrease of $1.4 million as compared to the same period in 2018. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the first quarter of 2019 was primarily due to the net impact of the U.S. dollar strengthening against key foreign currencies partially offset by the increase in the commission paid to wholesalers.
Gross profit
Gross profit was $42.6 million for the three months ended March 31, 2019, as compared to $41.9 million for the three months ended March 31, 2018. The increase was primarily due to the growth in digital media transactions processed, partly offset by a decrease in prepaid mobile transactions processed in certain markets and the net impact of the U.S. dollar strengthening against key foreign currencies.
During the three months ended March 31, 2019, the gross margin was 24.2% for the three months ended March 31, 2019, as compared to 23.7% for the same period in 2018 due to the increase in the percentage of digital media transactions processed for which we earn a higher gross margin than mobile transactions.
Salaries and benefits
Salaries and benefits expense increased $0.3 million or 2% for the three months ended March 31, 2019, compared to the same period in 2018. The increase was mainly driven by increased headcount to support growth in the segment. As a percentage of revenues, salaries and benefits were 8.4% for the three months ended March 31, 2019 which was generally consistent with 8.2% for the same period in 2018.

Selling, general and administrative
Selling, general and administrative expenses were $8.1 million for the three months ended March 31, 2019, a decrease of 8% as compared to the same period in 2018. The decrease for the first quarter of 2019 was mainly due to higher promotional cost for certain digital media products in 2018 which did not recur in the current period. As a percentage of revenues, selling, general and administrative expenses were 4.6% for the three months ended March 31, 2019 compared to 4.9% for the same period in 2018.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was $1.8 million for the three months ended March 31, 2019, a decrease of 5% as compared to the same period in 2018. As a percentage of revenues, depreciation and amortization expense was 1.0% for the three months ended March 31, 2019 as compared to 1.1% for the three months ended March 31, 2018.
Operating income
epay Segment operating income for the three months ended March 31, 2019 was $18.0 million, an increase of $1.1 million as compared to the same period in 2018. Operating income for the three months ended March 31, 2019 improved as a result of the increased gross profit from the distribution of more digital media products, along with operating cost controls.
Operating margin increased to 10.2% for the three months ended March 31, 2019 from 9.6% for the same period in 2018. The increase was mainly due to an increase in the percentage of revenues from digital media products which earn a higher margin than mobile transactions. Operating income per transaction decreased to $0.05 for the three months ended March 31, 2019 from $0.07 for the same period in 2018. The decrease was primarily due to the increase in high volume, low margin transactions processed in India.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2019 and 2018 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$256,581	$238,836	$17,745	7%
Operating expenses:
Direct operating costs	137,404	127,431	9,973	8%
Salaries and benefits	51,156	47,357	3,799	8%
Selling, general and administrative	29,109	29,699	(590)	(2)%
Depreciation and amortization	8,138	7,895	243	3%
Total operating expenses	225,807	212,382	13,425	6%
Operating income	$30,774	$26,454	$4,320	16%
Transactions processed (millions)	26.6	24.3	2.3	9%
Revenues
Money Transfer Segment total revenues for the three months ended March 31, 2019 were $256.6 million, an increase of $17.7 million or 7% as compared to the same period in 2018. The increase in total revenues for the three months ended March 31, 2019 was primarily due to an increase in the number of money transfers processed, driven by growth in the U.S. and foreign agent and correspondent payout networks.
Revenues per transaction decreased to $9.65 for the first quarter of 2019, from $9.83 for the same period in 2018. The decrease was primarily due to the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
Money Transfer Segment direct operating costs were $137.4 million for the three months ended March 31, 2019, an increase of $10.0 million or 8% as compared to the same period in 2018. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the three months of 2019 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
Gross profit
Gross profit was $119.2 million for the three months ended March 31, 2019, respectively, as compared to $111.4 million for the three months ended March 31, 2018. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets.
During the three months ended March 31, 2019, gross margin remained flat at 46.4%, as compared to 46.6% for the three months ended March 31, 2018.
Salaries and benefits
Salaries and benefits expense increased $3.8 million or 8% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in salaries and benefits was primarily due to the expansion of our operations in the U.S. and foreign markets. As a percentage of revenues, salaries and benefits were essentially flat at 19.9% for the three months ended March 31, 2019, as compared to 19.8% for the same period in 2018.
Selling, general, and administrative
Selling, general and administrative expenses for the three months ended March 31, 2019 were $29.1 million, a decrease of $0.6 million or 2%, as compared to the same period in 2018. The decrease was primarily due to a decrease in the impact of the U.S. dollar strengthening against key foreign currencies partially offset by expenses incurred to support the growth of our money transfer services in both the U.S. and foreign markets.

As a percentage of revenues, selling, general and administrative expenses were 11.3% for the three months ended March 31, 2019, as compared to 12.4% for the same period in 2018. For the first quarter of 2019, the decrease was primarily due to the increase in the number of money transfers processed, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased $0.2 million or 3% for the three months ended March 31, 2019, as compared to the same period in 2018, largely due to the increased capital additions as a result of business growth.
As a percentage of revenues, depreciation and amortization expense was 3.2% for the first quarter of 2019 as compared to 3.3% for the same period of 2018. The decrease was primarily due to certain intangible assets becoming fully amortized.
Operating income
Money Transfer Segment operating income for the three months ended March 31, 2019 was $30.8 million, an increase of $4.3 million or 16% as compared to the same period of 2018. Operating income for the three months ended March 31, 2019 increased primarily due to the growth in the number of money transfers processed partly offset by the additional salaries and benefits costs incurred.
As a percentage of revenues, operating margin was 12.0% for the three months ended March 31, 2019, as compared to 11.1% for the same period in 2018. Operating income per transaction increased to $1.16 for the three months ended March 31, 2019, from $1.09 for the same period in 2018. The increase in operating margin and operating income per transaction was primarily due to the growth in the number of money transfers processed which did not require similar increases in support costs.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2019 and 2018 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$7,455	$6,927	$528	8%
Selling, general and administrative	1,917	2,468	(551)	(22)%
Depreciation and amortization	75	29	46	159%
Total operating expenses	$9,447	$9,424	$23	—%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $9.4 million for the three months ended March 31, 2019, which were consistent when compared to the same period in 2018. The operating expenses for the three months ended March 31, 2019 included an increase in share-based compensation, largely offset by a decrease in professional services fees.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$343	$296	$47	16%
Interest expense	(8,199)	(7,606)	(593)	8%
Loss from unconsolidated affiliates	—	(117)	117	n/m
Foreign currency exchange (loss) gain, net	3,208	1,935	1,273	n/m
Loss on early extinguishment of debt	(928)	—	(928)	n/m
Other (loss) gains	25	31	(6)	n/m
Other expense, net	$(5,551)	$(5,461)	$(90)	n/m
________________
n/m — Not meaningful
Interest income
The increase in interest income for the first quarter of March 31, 2019 was consistent compared to the same period in 2018.
Interest expense
The increase in interest expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to the issuance of the Convertible Notes partially offset by a decrease in the Credit Facility as the Company used the proceeds from the Convertible Notes to repay revolving credit loans under the Credit Facility.
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
We recorded net foreign currency exchange gains of $3.2 million for the three months ended March 31, 2019, as compared to net foreign currency exchange gains of $1.9 million for the same period in 2018. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 31.6% and 34.2% for the three months ended March 31, 2019 and 2018, respectively. The Company's effective income tax rate for the three months ended March 31, 2019 and 2018 were higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates and the application to the Company of the U.S. global intangible low-taxed income ("GILTI") tax provision. The GILTI provision subjects the Company's current foreign earnings to U.S. taxation creating additional U.S. tax expense. The decrease in the effective tax rate for the first quarter of 2019 compared to the same period in 2018 is largely due to the tax effects of stock based compensation activity in 2019.

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

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $34.5 million for the three months ended March 31, 2019, an increase of $8.1 million as compared to the same period in 2018. The increase in net income for the first quarter of 2019 was primarily due to an increase in operating income of $10.6 million and a $1.3 million increase in net foreign currency exchange gain, partly offset by a $2.3 million increase in income tax expense, an increase in loss on early extinguishment on debt of $0.9 million, and an increase in interest expense of $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2019 and December 31, 2018, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $491.1 million and $709.2 million, respectively. Our ratio of current assets to current liabilities at March 31, 2019 and December 31, 2018 was 1.28 and 1.51, respectively. The decrease in the ratio was primarily driven by the Existing Convertible Notes and the current portion of operating lease liabilities being classified as current liabilities as of March 31, 2019.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends, domestic and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of March 31, 2019, we had approximately $526 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,216 million at March 31, 2019, of which $882 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
Liquidity	2019	2018
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$12,961	$27,828
Investing activities	(32,986)	(33,279)
Financing activities	192,702	41,896
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(12,387)	12,525
Increase in cash and cash equivalents and restricted cash	$160,290	$48,970

Operating activity cash flow
Cash flows provided by operating activities were $13.0 million for the first quarter of 2019 compared to $27.8 million for the first quarter of 2018. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $33.0 million for the first quarter of 2019 compared to $33.3 million for the first quarter of 2018. During the first quarter of 2018, we used $7.3 million for a business acquisition. There was no material acquisition in the first quarter of 2019. We used $31.4 million for purchases of property and equipment for the first quarter of 2019 compared to $24.4 million for the first quarter of 2018. Cash used for software development and other investing activities totaled $1.6 million for both the first quarter of 2019 and 2018.
Financing activity cash flow
Cash flows provided by financing activities were $192.7 million for the first quarter of 2019 compared to $41.9 million for the first quarter of 2018. Our financing activities for the first quarter of 2019 consisted of net borrowings of $203.1 million compared to net borrowings of $168.0 million for the first quarter of 2018. The increase in net borrowings for the first quarter of 2019 compared to the same period of 2018 was the result of the issuance of $525.0 million of new convertible notes to fund the operating cash of our IAD networks, repay revolving credit facility borrowings and repurchase a portion of existing convertible notes. We repurchased $2.3 million and $126.6 million of our stock during the first quarter of 2019 and 2018, respectively. During the first quarter of 2018, we repurchased $126.6 million of our shares and paid $1.6 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $2.3 million for the same period of 2019. We received proceeds from stock option exercises of $5.2 million and $2.3 million for the first quarter of 2019 and 2018, respectively.
Other sources of capital
Credit Facility - On October 17, 2018, the Company entered into a $1.0 billion unsecured credit agreement (the "Credit Facility") that expires on October 17, 2023. The Credit Facility allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and US Dollars.
As of March 31, 2019, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of March 31, 2019, there were no borrowings outstanding under the Credit Facility and $46.2 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $953.8 million under the Credit Facility was available for borrowing based upon the borrowing base and financial covenants in our Credit Facility.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the "Indenture"), by and between the Company and U.S. Bank National Association , as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). The Company used $94.2 million of the new debt to repurchase $49.0 million aggregate principal amount of the Company's outstanding 1.5% Convertible Senior Notes due 2044 (the "Existing Convertible Notes") from a limited number of holders in privately negotiated transactions. Additionally, some of the proceeds were used to payoff the revolving credit facility borrowings. The Company expects to use the remainder of the net proceeds for general corporate purposes, which may include redeeming the remaining Existing Convertible Notes, share repurchases or acquisitions.
The Company may not redeem the Notes prior to September 20, 2022. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) on or after September 20, 2022 if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes.
Additionally, holders have the right to require the Company to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of March 31, 2019, there was $26.8 million outstanding under these other obligation arrangements. Short-term debt obligations, as of March 31, 2019 were primarily comprised of $333.9 million of Existing Convertible Notes which we announced on March 18, 2019 that we would fully redeem on May 28, 2019. Holders of the Existing Convertible Notes may surrender their notes for conversion into shares of the Company's common stock at any time prior to the close of business on the business day immediately preceding the Redemption Date. In accordance with the Existing Indenture, the Company has the right to settle the redemption in cash and shares or all shares. The Company intends to meet its redemption obligation on May 28, 2019 through the use of available cash and/or available borrowing capacity under its Credit Facility for the remaining $352.5 million principal amount of the Existing Convertible Notes together with the issuance of approximately 2.4 million shares of its Common Stock, subject to changes and its volume weighted average common stock trading price through May 22, 2019.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first quarter of 2019 were $35 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2019 are currently estimated to range from approximately $130 million to $140 million.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing sources, will be sufficient to meet our debt, leasing and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2019, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2019. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2019, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2018, other than those resulting from changes in the amount of debt outstanding discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2019, our total debt outstanding was $786.7 million. Of this amount, $759.8 million, net of debt discounts, or 97% of our total debt obligations, relates to our Convertible Notes and Existing Convertible Notes that have a fixed coupon rate. The $352.5 aggregate principal amount of the Existing Convertible Notes, accrue cash interest at a rate of 1.5% of the principal amount per annum. Based on quoted market prices, as of March 31, 2019, the fair value of our fixed rate Existing Convertible Notes was $660.8 million, compared to a carrying value of $333.9 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.7% annually. The $525 million aggregate principal amount of the Convertible Notes issued on March 18, 2019, accrue cash interest at a rate of 0.75% of the principal amount per annum. The fair value of the fixed rate Convertible Notes was $581.0 million as of March 31, 2019 based on quoted market prices, compared to a carrying value of $425.9 million. If we were to maximize the potential borrowings available under the Credit Facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $9.5 million.
The remaining $26.8 million, or 3%, of our total debt obligations as of March 31, 2019, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2019, approximately 70% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2019, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $120 million to $125 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $132 million to $137 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of March 31, 2019, we had foreign currency derivative contracts outstanding with a notional value of $338 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our HiFX operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2019, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $166 million, primarily in euros and Polish zloty.
See Note 8, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, the Company implemented certain new internal controls related to the required adoption of the new lease accounting standard Topic 842.

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

ITEM 1A. RISK FACTORS
Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

In accepting Visa and Mastercard logo’d cards, we are required to comply with rules issued by Visa and MasterCard that may be interpreted and applied in ways that are unfavorable to us.
Visa and Mastercard have each established rules for the acceptance of cards bearing their logos on ATM networks. Among other things, those rules set the fees paid by card issuers for ATM transactions on their cards (referred to as “interchange fees”) and determine whether and where we can charge cardholders direct access fees (sometimes referred to as a “surcharge”) or offer DCC transactions for cash withdrawals. Visa and Mastercard have a stated interest in reducing the amount of cash in circulation in order to promote card transactions and we believe they promote the interests of card issuers over acquirers of transactions such as ATM networks. Visa's and Mastercard’s rules are sometimes unclear, vary from country to country and are frequently modified, including in ways that are unfavorable to ATM networks such as ours. These rules negatively impact our business; for example, by limiting the levels of interchange fees we receive, prohibiting direct access fees in many markets and limiting our ability to offer DCC transactions. Visa has recently adopted a rule, applicable in July 2019, that would prohibit direct access fees on euro denominated cards in the eurozone. If Visa and/or Mastercard were to adopt more unfavorable rules or interpretations of rules that are harmful to our business, this could materially and adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
January 1 - January 31, 2019	—	$—	—	$200,000
February 1 - February 28, 2019	—	—	—	$200,000
March 1 - March 31, 2019	—	—	—	$320,000
Total	—	$—	—
(1) The Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Euronet has repurchased $175 million of stock under the Repurchase Program. On March 11, 2019, in connection with the issuance of the 2049 Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

4.1
Indenture, dated March 18, 2019, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 18, 2019 (File No. 001-31648) and incorporated herein by reference.

4.2	Form of 0.75% Convertible Senior Note due 2049 (included as Exhibit A to Exhibit 4.1 above)
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2019 and 2018 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (vi) Notes to the Unaudited Consolidated Financial Statements.

_________________________
* Filed herewith.
** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2019
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer