Form 10-Q
period 2019-06-30
EURONET WORLDWIDE INC
filed 2019-08-08
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware		74-2806888
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification No.)

3500 College Boulevard
Leawood,	Kansas	66211
(Address of principal executive offices)		(Zip Code)
(913) 327-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EEFT	Nasdaq Global Select Market
1.375% Senior Notes due 2026	EEFT	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

On August 7, 2019, Euronet Worldwide, Inc. had 54,486,877 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,558,461	$1,054,357
Restricted cash	71,297	76,595
Trade accounts receivable, net of allowances for doubtful accounts of $24,937 at June 30, 2019 and $24,287 at December 31, 2018	836,713	693,616
Prepaid expenses and other current assets	235,279	263,019
Total current assets	2,701,750	2,087,587
Operating right of use lease assets	376,343	—
Property and equipment, net of accumulated depreciation of $381,771 at June 30, 2019 and $373,180 at December 31, 2018	324,298	291,869
Goodwill	706,367	704,197
Acquired intangible assets, net of accumulated amortization of $201,566 at June 30, 2019 and $190,920 at December 31, 2018	104,374	114,485
Other assets, net of accumulated amortization of $54,549 at June 30, 2019 and $50,821 at December 31, 2018	120,204	123,017
Total assets	$4,333,336	$3,321,155
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$432,140	$528,913
Accrued expenses and other current liabilities	791,213	712,012
Current portion of operating lease liabilities	124,131	—
Short-term debt obligations and current maturities of long-term debt obligations	23,998	38,017
Income taxes payable	47,490	40,159
Deferred revenue	62,455	59,293
Total current liabilities	1,481,427	1,378,394
Debt obligations, net of current portion	1,096,735	589,782
Operating lease liabilities, net of current portion	241,630	—
Deferred income taxes	52,984	57,145
Other long-term liabilities	62,337	62,992
Total liabilities	2,935,113	2,088,313
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 62,563,955 issued at June 30, 2019 and 59,897,309 issued at December 31, 2018	1,251	1,198
Additional paid-in-capital	1,172,834	1,104,264
Treasury stock, at cost, 8,083,716 shares at June 30, 2019 and 8,077,311 shares at December 31, 2018	(393,353)	(391,551)
Retained earnings	772,501	669,805
Accumulated other comprehensive loss	(155,050)	(151,043)
Total Euronet Worldwide, Inc. stockholders’ equity	1,398,183	1,232,673
Noncontrolling interests	40	169
Total equity	1,398,223	1,232,842
Total liabilities and equity	$4,333,336	$3,321,155
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$691,867	$622,224	$1,269,376	$1,172,739
Operating expenses:
Direct operating costs	393,811	361,512	747,644	704,836
Salaries and benefits	98,550	91,723	191,345	177,429
Selling, general and administrative	53,842	52,357	101,989	102,368
Depreciation and amortization	27,767	26,263	54,407	52,265
Total operating expenses	573,970	531,855	1,095,385	1,036,898
Operating income	117,897	90,369	173,991	135,841
Other income (expense):
Interest income	513	416	856	712
Interest expense	(10,029)	(10,061)	(18,228)	(17,667)
Loss on early retirement of debt	(8,903)	—	(9,831)	—
Loss from unconsolidated affiliates	—	—	—	(117)
Foreign currency exchange (loss) gain, net	(121)	(20,690)	3,087	(18,755)
Other (losses) gains	(29)	29	(4)	60
Other expense, net	(18,569)	(30,306)	(24,120)	(35,767)
Income before income taxes	99,328	60,063	149,871	100,074
Income tax expense	(31,323)	(16,427)	(47,287)	(30,094)
Net income	68,005	43,636	102,584	69,980
Net loss attributable to noncontrolling interests	148	88	112	157
Net income attributable to Euronet Worldwide, Inc.	$68,153	$43,724	$102,696	$70,137

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.28	$0.85	$1.95	$1.36
Diluted	$1.25	$0.82	$1.90	$1.30

Weighted average shares outstanding:
Basic	53,212,759	51,226,898	52,546,647	51,563,090
Diluted	54,702,459	53,492,835	53,945,770	53,871,279
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$68,005	$43,636	$102,584	$69,980
Translation adjustment	12,161	(58,533)	(4,024)	(35,585)
Comprehensive income (loss)	80,166	(14,897)	98,560	34,395
Comprehensive loss attributable to noncontrolling interests	136	180	129	194
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$80,302	$(14,717)	$98,689	$34,589
See accompanying notes to the unaudited consolidated financial statements.

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2017	52,808,158	$1,178	$1,072,005	$(217,161)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	116,358	2	2,468	(1,237)
Share-based compensation			4,029
Repurchase of shares	(1,418,895)			(125,000)
Balance as of March 31, 2018	51,505,621	1,180	1,078,502	(343,398)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	89,954	1	1,484	260
Share-based compensation			4,550
Repurchase of shares	(613,704)			(50,000)
Balance as of June 30, 2018	50,981,871	$1,181	$1,084,536	$(393,138)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income
Other comprehensive loss
Stock issued under employee stock plans	130,136	3	5,194	(1,756)
Share-based compensation			4,490
Issuance of convertible notes, net of tax			71,660
Repurchases and conversions of convertible notes, net of tax	6		(42,917)
Balance as of March 31, 2019	51,950,140	1,201	1,142,691	(393,307)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	41,856		1,740	(46)
Share-based compensation			6,003
Redemptions and conversions of convertible notes, net of tax	2,488,243	50	22,400
Balance as of June 30, 2019	54,480,239	$1,251	$1,172,834	$(393,353)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2017	$436,954	$(94,458)	$960	$1,199,478
Net income (loss)	26,413		(69)	26,344
Other comprehensive income		22,894	54	22,948
Stock issued under employee stock plans				1,233
Share-based compensation				4,029
Repurchase of shares				(125,000)
Balance as of March 31, 2018	463,367	(71,564)	945	1,129,032
Net income (loss)	43,724		(88)	43,636
Other comprehensive loss		(58,442)	(91)	(58,533)
Stock issued under employee stock plans				1,745
Share-based compensation				4,550
Repurchase of shares				(50,000)
Balance as of June 30, 2018	$507,091	$(130,006)	$766	$1,070,430

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income	34,543		36	34,579
Other comprehensive loss		(16,156)	(29)	(16,185)
Stock issued under employee stock plans				3,441
Share-based compensation				4,490
Issuance of convertible notes, net of tax				71,660
Repurchases and conversions of convertible notes, net of tax				(42,917)
Balance as of March 31, 2019	704,348	(167,199)	176	1,287,910
Net income (loss)	68,153		(148)	68,005
Other comprehensive income		12,149	12	12,161
Stock issued under employee stock plans				1,694
Share-based compensation				6,003
Redemptions and conversions of convertible notes, net of tax				22,450
Balance as of June 30, 2019	$772,501	$(155,050)	$40	$1,398,223
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Net income	$102,584	$69,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,407	52,265
Share-based compensation	10,493	8,579
Unrealized foreign exchange (gain) loss, net	(3,087)	18,755
Deferred income taxes	4,555	192
Loss on early retirement of debt	9,831	—
Loss from unconsolidated affiliates	—	117
Accretion of convertible debt discount and amortization of debt issuance costs	9,685	6,994
Changes in working capital, net of amounts acquired:
Income taxes payable, net	7,302	(729)
Trade accounts receivable	(146,441)	35,456
Prepaid expenses and other current assets	25,606	12,304
Trade accounts payable	(95,083)	(99,237)
Deferred revenue	3,457	(84)
Accrued expenses and other current liabilities	85,262	(35,553)
Changes in noncurrent assets and liabilities	(11,857)	265
Net cash provided by operating activities	56,714	69,304
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(12,854)
Purchases of property and equipment	(67,727)	(53,381)
Purchases of other long-term assets	(3,436)	(3,717)
Other, net	2,403	962
Net cash used in investing activities	(68,760)	(68,990)
Cash flows from financing activities:
Proceeds from issuance of shares	7,037	4,136
Repurchase of shares	(2,448)	(176,657)
Borrowings from revolving credit agreements	2,043,598	2,573,941
Repayments of revolving credit agreements	(2,253,498)	(2,333,885)
Proceeds from long-term debt obligations	1,194,900	—
Repayments of long-term debt obligations	(446,702)	(6,199)
(Repayments of) borrowings from short-term debt obligations, net	(14,184)	302,841
Debt issuance costs	(19,673)	—
Other, net	(3,085)	(3,255)
Net cash provided by financing activities	505,945	360,922
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,907	(25,471)
Increase in cash and cash equivalents and restricted cash	498,806	335,765
Cash and cash equivalents and restricted cash at beginning of period	1,130,952	900,518

Cash and cash equivalents and restricted cash at end of period	$1,629,758	$1,236,283

Supplemental disclosure of cash flow information:
Interest paid during the period	$7,107	$9,857
Income taxes paid during the period	$36,543	$31,710
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. (together with its subsidiaries, the “Company” or “Euronet”) is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other digital media products, foreign currency exchange services and global money transfer services.
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
Seasonality
Euronet’s EFT Processing Segment experiences its heaviest demand for ATM cash withdrawal transactions and dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, coinciding with the tourism season followed by lower transaction levels during the fourth quarter. Additionally, the epay Segment is impacted by seasonality during the fourth quarter and the first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by regions of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and experiences its lowest transaction levels during the first quarter of each year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	53,212,759	51,226,898	52,546,647	51,563,090
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,489,700	1,494,766	1,399,123	1,537,018
Incremental shares from assumed conversion of convertible notes	—	771,171	—	771,171
Diluted weighted average shares outstanding	54,702,459	53,492,835	53,945,770	53,871,279

The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and six months ended June 30, 2019 and 2018. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 782,000 and 805,000 for the three and six months ended June 30, 2019, respectively, and approximately 1,209,000 and 1,124,000 for the three and six months ended June 30, 2018, respectively.
The Company issued new Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019 and retired the existing convertible notes ("Retired Convertible Notes") that would have matured in 2044 on May 28, 2019. The Company's Convertible Notes currently have and the Retired Convertible Notes had a settlement features requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes and the Retired Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Retired Convertible Notes had a dilutive effect in the three and six months ended June 30, 2018 as the $83.77 market price per share of Common Stock as of June 30, 2018 exceeded the $72.18 conversion price per share. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. As of June 30, 2019, the Convertible Notes did not have a dilutive effect on the earnings per share. See Note 7, Debt Obligations, for more information about the convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. During the three and six months ended June 30, 2019, there were no repurchase of stock, the remaining maximum dollar value of shares that may yet be purchased under the Repurchase program was $200.0 million. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the first half of 2019, the Company did not make any repurchases under the Repurchase Program. In connection with the issuance of the Convertible Notes, the Board of Directors of the Company authorized the Company to repurchase up to $120 million of the Company’s common stock concurrently with or following the issuance of the Convertible Notes. This authorization will expire on March 11, 2021. For the three and six months ended June 30, 2019, the Company did not make any repurchases under this special authorization.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $12.2 million for the second quarter of 2019, and losses of $4.0 million, $58.5 million, and $35.6 million for the first half of 2019,the three and six months ended June 30, 2018, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2019 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2018	$114,485	$704,197	$818,682
Increases (decreases):
Acquisition	—	686	686
Amortization	(10,303)	—	(10,303)
Other (primarily changes in foreign currency exchange rates)	192	1,484	1,676
Balance as of June 30, 2019	$104,374	$706,367	$810,741

Estimated amortization expense on intangible assets with finite lives, before income taxes, as of June 30, 2019, is expected to total $10.2 million for the remainder of 2019, $19.7 million for 2020, $18.9 million for 2021, $17.8 million for 2022, $13.1 million for 2023 and $6.7 million for 2024.
In January 2019, the Company completed the acquisition of the majority interests of a small Indonesian business in which the Company previously held the minority interest for an immaterial amount of cash consideration. The acquisition has been accounted for as business combinations in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.
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

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Money transfer settlement obligations	$405,228	$310,710
Accrued expenses	274,033	293,864
Accrued amounts due to mobile operators and other content providers	80,298	65,878
Derivative liabilities	25,577	36,102
Current portion of capital lease obligations	6,077	5,458
Total	$791,213	$712,012

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

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the first half of 2019 is primarily driven by $26.3 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, largely offset by $23.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

(7) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Credit Facility:
Revolving credit agreements, due 2023	$6,129	$215,725

Convertible Debt:
0.75% convertible notes, unsecured, due 2049	429,563	—
1.50% convertible notes, unsecured, due 2044	—	379,859

1.375% Senior Notes, due 2026	682,080	—

Other obligations	24,279	38,513

Total debt obligations	1,142,051	634,097
Unamortized debt issuance costs	(21,318)	(6,298)
Carrying value of debt	1,120,733	627,799
Short-term debt obligations and current maturities of long-term debt obligations	(23,998)	(38,017)
Long-term debt obligations	$1,096,735	$589,782

Credit Facility
On October 17, 2018, the Company entered into a new unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin , and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% or 0.175% to 1.0% for base rate loans. The Credit Facility allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars. The weighted average interest rate of the Company's borrowing under the Credit Facility was 2.23% as of June 30, 2019.
Convertible Debt
On March 18, 2019, the Company completed the sale of $525 million of Convertible Senior Notes ("Convertible Notes"). The Convertible Notes mature in March 2049 unless redeemed or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share. The Company used $94.2 million of the net proceeds from the issuance of the new debt to repurchase $49 million aggregate principal amount of the Company's 1.5% Convertible Senior Notes outstanding due 2044 (the "Retired Convertible Notes") from a limited number of holders in privately negotiated transactions. The Company expects to use the remainder of the net proceeds for general corporate purposes, which may include repaying borrowings outstanding under the Credit Facility, share repurchases or acquisitions.
On March 18, 2019, the Company provided a notice of redemption to the trustee of the indenture governing the Retired Convertible Notes (the "Existing Indenture"), pursuant to which the Company would redeem all of the remaining principal amount outstanding of the Retired Convertible Notes on May 28, 2019 (the "Redemption Date") for cash at a redemption price equal to 100% of the principal amount of the Retired Convertible Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date. The issuance of the Convertible Notes and the conversion of the Retired Convertible Notes, resulted in a $25.6 million recognition and a $34.2 million reversal of deferred tax liabilities within the additional paid-in capital as of June 30, 2019, respectively.
Prior to the Redemption Date, approximately $352.4 million principal amount of the Retired Convertible Notes were submitted for conversion. The Company elected to settle the conversion of such Retired Convertible Notes through a combination of cash and stock. The Company paid cash equal to $1,000 for each $1,000 principal amount of Retired Convertible Notes submitted for conversion and satisfied the remainder of the conversion obligation by issuing shares of the Company's Common Stock valued bonds valued at $147.24 per share. As a result, the Company paid cash of $352.4 million and issued approximately 2.5 million shares of its Common Stock. In accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion and redemption of the debt for the first half of 2019, representing the difference between the fair value of the Retired Convertible Notes converted and the carrying value of the bonds at the time of conversion.
In accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt is allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. ASC 470-20-35-13 requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid-in capital of $99.7 million for the Convertible Notes.
Contractual interest expense for the Retired Convertible Notes was $1.5 million for the first half of 2019. Accretion expense was $1.8 million and $4.6 million for the three and six months ended June 30, 2019, respectively.
Contractual interest expense for the Convertible Notes was $1.0 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Accretion expense was $3.6 million and $4.2 million for the three and six months ended June 30, 2019, respectively. The effective interest rate was 4.4% for the three and six months ended June 30, 2019. As of June 30, 2019, the unamortized discount was $95.4 million and will be amortized through March 2025.
1.375% Senior Notes due 2026
On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2019, the Company has outstanding €600 million ($682.1 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of June 30, 2019, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $278 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of June 30, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $86 million, primarily in euros and Polish zloty.
Foreign currency exchange contracts - xe Operations
xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $16.1 million and $34.7 million for the three and six months ended June 30, 2019, respectively, and $16.8 million and $35.5 million for the three and six months ended June 30,

2018, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
The fair value of xe's total portfolio of positions can change significantly from period to period based on, among other factors, market movements and changes in customer contract positions. xe manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis. It mitigates this risk by entering into contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. xe does not expect any significant losses from counterparty defaults.
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of June 30, 2019 was approximately $1.4 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$38,182	$44,637	Accrued expenses and other current liabilities	$(25,577)	$(36,102)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2019 and December 31, 2018 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$38,182	$—	$38,182	$(19,279)	$(3,838)	$15,065

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$44,637	$—	$44,637	$(25,187)	$(9,918)	$9,532
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2019	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(25,577)	$—	$(25,577)	$19,279	$969	$(5,329)

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$(36,102)	$—	$(36,102)	$25,187	$2,048	$(8,867)

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2019	2018	2019	2018
Foreign currency exchange contracts	Foreign currency exchange gain (loss), net	$(2,126)	$7,085	$334	$8,380

(a) The Company enters into derivative contracts such as foreign currency exchange forwards and cross-currency swaps as part of its xe operations. These derivative contracts are excluded from this table as they are part of the broader disclosure of foreign currency exchange revenues for this business discussed above.

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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$38,182	$—	$38,182
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,577)	$—	$(25,577)

		As of December 31, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$44,637	$—	$44,637
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,102)	$—	$(36,102)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying value of the Company’s Credit Facility approximates fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair values of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2019, the fair values of the Convertible Notes and the Senior Notes were $519.2 million and $678.0 million, respectively, with carrying values of $429.6 million and $682.1 million, respectively.

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

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and digital media products in Europe, the Middle East, Asia Pacific, the United States and South America.

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria, IME and xe. Ria and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information and offers money transfers on its currency data websites. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. The Company provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses under the brand name HiFM.

In addition, the Company accounts for non-operating activity, most share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.
The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$231,946	$184,160	$276,783	$(1,022)	$691,867
Operating expenses:
Direct operating costs	105,568	140,427	148,834	(1,018)	393,811
Salaries and benefits	21,339	14,998	52,713	9,500	98,550
Selling, general and administrative	10,745	9,424	31,731	1,942	53,842
Depreciation and amortization	17,778	1,756	8,159	74	27,767
Total operating expenses	155,430	166,605	241,437	10,498	573,970
Operating income (expense)	$76,516	$17,555	$35,346	$(11,520)	$117,897

	For the Three Months Ended June 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$194,893	$166,463	$261,816	$(948)	$622,224
Operating expenses:
Direct operating costs	96,326	125,423	140,707	(944)	361,512
Salaries and benefits	19,046	14,327	49,118	9,232	91,723
Selling, general and administrative	10,216	8,490	31,426	2,225	52,357
Depreciation and amortization	16,383	1,894	7,953	33	26,263
Total operating expenses	141,971	150,134	229,204	10,546	531,855
Operating income (expense)	$52,922	$16,329	$32,612	$(11,494)	$90,369

	For the Six Months Ended June 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$377,649	$360,274	$533,364	$(1,911)	$1,269,376
Operating expenses:
Direct operating costs	189,344	273,952	286,238	(1,890)	747,644
Salaries and benefits	40,770	29,751	103,869	16,955	191,345
Selling, general and administrative	19,831	17,476	60,840	3,842	101,989
Depreciation and amortization	34,420	3,541	16,297	149	54,407
Total operating expenses	284,365	324,720	467,244	19,056	1,095,385
Operating income (expense)	$93,284	$35,554	$66,120	$(20,967)	$173,991

	For the Six Months Ended June 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$330,597	$343,308	$500,652	$(1,818)	$1,172,739
Operating expenses:
Direct operating costs	178,163	260,345	268,138	(1,810)	704,836
Salaries and benefits	36,051	28,744	96,475	16,159	177,429
Selling, general and administrative	19,331	17,223	61,125	4,689	102,368
Depreciation and amortization	32,583	3,772	15,848	62	52,265
Total operating expenses	266,128	310,084	441,586	19,100	1,036,898
Operating income (expense)	$64,469	$33,224	$59,066	$(20,918)	$135,841

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
EFT Processing	$237,468	$215,106	$2,052,915	$1,220,141
epay	37,381	31,172	718,894	780,220
Money Transfer	49,384	45,517	1,508,408	1,310,775
Corporate Services, Eliminations and Other	65	74	53,119	10,019
Total	$324,298	$291,869	$4,333,336	$3,321,155

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

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$192,696	$123,322	$93,576	$409,594	$300,307	$238,228	$179,135	$717,670
North America	7,958	37,732	145,528	191,218	16,163	77,396	280,360	373,919
Asia Pacific	31,287	18,920	31,577	81,784	61,164	36,294	62,290	159,748
Other	5	4,186	6,102	10,293	15	8,356	11,579	19,950
Eliminations	—	—	—	(1,022)	—	—	—	(1,911)
Total	$231,946	$184,160	$276,783	$691,867	$377,649	$360,274	$533,364	$1,269,376

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$158,413	$103,344	$81,816	$343,573	$258,499	$216,794	$155,774	$631,067
North America	8,327	42,270	143,755	194,352	16,343	83,321	272,739	372,403
Asia Pacific	28,146	17,158	31,713	77,017	55,740	34,611	63,854	154,205
Other	7	3,691	4,532	8,230	15	8,582	8,285	16,882
Eliminations	—	—	—	(948)	—	—	—	(1,818)
Total	$194,893	$166,463	$261,816	$622,224	$330,597	$343,308	$500,652	$1,172,739

(11) INCOME TAXES
The Company's effective income tax rate was 31.5% and 31.6% for both the three and six months ended June 30, 2019, respectively, compared to 27.3% and 30.1% for the three and six months ended June 30, 2018, respectively. The Company's effective income tax rates for the three and six months ended June 30, 2019 and 2018 were higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates and the application of the U.S. global intangible low-taxed income ("GILTI") tax provision to the Company. The GILTI provision subjects the Company's current foreign earnings to U.S. taxation which creates additional U.S. tax expense.
(12) COMMITMENTS
As of June 30, 2019, the Company had $76.0 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $46.3 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.7 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2019, the

Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $12.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $41.6 million over the terms of agreements with the customers.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, is not recorded on the Company’s Consolidated Balance Sheets. As of June 30, 2019, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $718 million. The Company maintains insurance policies to mitigate this exposure;

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for losses suffered by its customers and other parties as a result of any breach of its computer systems, including in particular, losses arising from fraudulent transactions made using information stolen through its processing systems. The Company maintains systems of internal controls and insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2019 or December 31, 2018.
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
(14) LEASES
The Company enters into operating leases for ATM sites, office space, retail stores and equipment. The Company's finance leases are immaterial. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.

The present value of lease payments is determined using the incremental borrowing rate based on information available at the lease commencement date. All leases with fixed payments, including leases with an initial term of 12 months or less are recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for a majority of the ATM site leases. Since the Company is not reasonably certain to exercise the renewal or terminal options, the options are not considered in determining the lease terms, and associated payment impacts are excluded from lease payments.
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
Future minimum lease payments

Future minimum lease payments under the operating leases as of June 30, 2019 are:

As of June 30, 2019
Maturity of Lease Liabilities (in thousands)	Operating Leases
Remainder of 2019	$64,248
2020	107,916
2021	78,654
2022	53,295
2023	33,856
Thereafter	53,388
Total lease payments	$391,357
Less: imputed interest	(25,596)
Present value of lease liabilities	$365,761
Future minimum lease payments under the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2018 are as follows:

(in thousands)	Operating Leases
Year ending December 31,
2019	$80,803
2020	65,590
2021	49,052
2022	37,823
2023	30,192
Thereafter	48,191
Total minimum lease payments	$311,651

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$33,113	$63,573
Variable lease expense	Selling, general and administrative and Direct operating costs	12,320	18,889
Total lease expense		$45,433	$82,462

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of June 30, 2019
Weighted- average remaining lease term (years)	4.5
Weighted- average discount rate	3.1%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in thousands)	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$62,935
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$157,914

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the negotiations related to the United Kingdom's proposed departure from the European Union, and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; Visa's rule change to allow our ATMs to provide DCC beginning mid-April 2019; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and GDPR or PSD2, requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; general economic, financial and market conditions and the duration and extent of any future economic downturns; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; renewal of sources of funding as they expire and the availability of replacement funding; the outlook for markets we serve; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A-Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; software solutions and cloud based payment solutions; electronic distribution of prepaid mobile airtime and other electronic payment products; foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 46,636 ATMs and approximately 307,000 POS terminals across Europe, the Middle East, Asia Pacific and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, domestic and international surcharge and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for digital media (formerly referred to as non-mobile content) and prepaid mobile airtime. We operate a network of approximately 700,000 POS terminals providing electronic processing of digital media and prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe. xe also provides global account-to-account money transfer services. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 385,000 locations. xe offers money transfer services on its websites (xe.com and x-rates.com) and through its customer service representatives. The xe websites also provide foreign currency exchange information. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. We offer services under the brand name xe through our websites (www.xe.com and https://transfer.xe.com). Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 33% and 30% of total consolidated revenues for the second quarter and first half of 2019, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 27% and 28% of total consolidated revenues for the second quarter and first half of 2019, respectively, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other digital media products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other digital media has decreased over time, and digital media now produces approximately 61% of epay Segment revenues. Other digital media products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 40% and 42% of total consolidated revenues for the second quarter and first half of 2019, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions and revenues;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	our entry into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	our ability to enter into sponsorship agreements;

•	our ability to enter into and renew ATM network cash supply agreements with financial institutions;

•	the availability of financing for expansion;

•	our ability efficiently to install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

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

•
the overall pace of growth in the prepaid mobile phone and digital content market, including consumer shifts between prepaid and postpaid services and moves by mobile operators to sell prepaid mobile airtime directly to consumers;

•	the effect of competition among mobile operators on the cost of mobile data and airtime which results in fewer or less frequent purchases of prepaid mobile airtime by consumers;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to develop and effectively market additional value added services;

•	our ability to take advantage of cross-selling opportunities with our EFT Processing and Money Transfer Segments, including providing money transfer services through our distribution network; and

•	the availability of financing for further expansion.

In all of the markets in which we operate, we are experiencing significant competition which will impact the rate at which we may be able to grow organically. Competition among prepaid mobile airtime and digital content distributors results in the increase of commissions paid to retailers and increases in retailer attrition rates. To grow, we must capture market share from other prepaid mobile airtime and digital content distributors, offer a superior product offering and demonstrate the value of a global network. In certain markets in which we operate, many of the factors that may contribute to rapid growth (growth in digital media products, expansion of our network of retailers and access to products of mobile operators and other digital media providers) remain present.
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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2019 and 2018 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent	2019	2018	Increase (Decrease) Amount	Increase Percent
EFT Processing	$231,946	$194,893	$37,053	19%	$377,649	$330,597	$47,052	14%
epay	184,160	166,463	17,697	11%	360,274	343,308	16,966	5%
Money Transfer	276,783	261,816	14,967	6%	533,364	500,652	32,712	7%
Total	692,889	623,172	69,717	11%	1,271,287	1,174,557	96,730	8%
Corporate services, eliminations and other	(1,022)	(948)	(74)	8%	(1,911)	(1,818)	(93)	5%
Total	$691,867	$622,224	$69,643	11%	$1,269,376	$1,172,739	$96,637	8%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent	2019	2018	Increase Amount	Increase (Decrease) Percent
EFT Processing	$76,516	$52,922	$23,594	45%	$93,284	$64,469	$28,815	45%
epay	17,555	16,329	1,226	8%	35,554	33,224	2,330	7%
Money Transfer	35,346	32,612	2,734	8%	66,120	59,066	7,054	12%
Total	129,417	101,863	27,554	27%	194,958	156,759	38,199	24%
Corporate services, eliminations and other	(11,520)	(11,494)	(26)	—%	(20,967)	(20,918)	(49)	—%
Total	$117,897	$90,369	$27,528	30%	$173,991	$135,841	$38,150	28%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the second quarter and first half of 2019 were each approximately 5% less, due to the changes in foreign currency exchange rates when compared to the same periods of 2018.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,		Decrease Percent	Average Translation Rate Six Months Ended June 30,		Decrease Percent
Currency (dollars per foreign currency)	2019	2018		2019	2018
Australian dollar	$0.7002	$0.7567	(7)%	$0.7064	$0.7713	(8)%
British pound	$1.2851	$1.3602	(6)%	$1.2938	$1.3760	(6)%
euro	$1.1236	$1.1919	(6)%	$1.1295	$1.2104	(7)%
Hungarian forint	$0.0035	$0.0038	(8)%	$0.0035	$0.0039	(10)%
Indian rupee	$0.0144	$0.0149	(3)%	$0.0143	$0.0152	(6)%
Malaysian ringgit	$0.2412	$0.2534	(5)%	$0.2428	$0.2542	(4)%
New Zealand dollar	$0.6625	$0.7042	(6)%	$0.6719	$0.7156	(6)%
Polish zloty	$0.2626	$0.2799	(6)%	$0.2633	$0.2870	(8)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2019 and 2018 for our EFT Processing Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase Amount	Increase Percent	2019	2018	Increase Amount	Increase Percent
Total revenues	$231,946	$194,893	$37,053	19%	$377,649	$330,597	$47,052	14%
Operating expenses:
Direct operating costs	105,568	96,326	9,242	10%	189,344	178,163	11,181	6%
Salaries and benefits	21,339	19,046	2,293	12%	40,770	36,051	4,719	13%
Selling, general and administrative	10,745	10,216	529	5%	19,831	19,331	500	3%
Depreciation and amortization	17,778	16,383	1,395	9%	34,420	32,583	1,837	6%
Total operating expenses	155,430	141,971	13,459	9%	284,365	266,128	18,237	7%
Operating income	$76,516	$52,922	$23,594	45%	$93,284	$64,469	$28,815	45%
Transactions processed (millions)	752	677	75	11%	1,444	1,299	145	11%
ATMs as of June 30,	46,636	41,205	5,431	13%	46,636	41,205	5,431	13%
Average ATMs	45,717	40,513	5,204	13%	43,317	39,082	4,235	11%

Revenues
EFT Processing Segment total revenues for the three and six months ended June 30, 2019 were $231.9 million and $377.6 million, respectively, an increase of $37.1 million or 19% and $47.1 million or 14% as compared to the same periods in 2018, respectively. The increases in total revenues for the three and six months ended June 30, 2019 were primarily due to an increase in the number of ATMs under management in Europe and Asia Pacific. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed. The transaction growth includes an increase in value-added transactions on the ATMs and point-of-sale terminals, primarily attributable to increases in DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing. Foreign currency exchange rate movements decreased total revenues by approximately $13.1 million and $24.8 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, respectively.
Average monthly revenues per ATM were $1,691 and $1,453 for the three and six months ended June 30, 2019, respectively, compared to $1,604 and $1,410 for the three and six months ended June 30, 2018, respectively. Revenues per transaction were $0.31 for the second quarter of 2019 and $0.26 for the first half of 2019, compared to $0.29 for the second quarter of 2018 and $0.25 for the first half of 2018. The increases in average monthly revenues per ATM for the three and six months ended June 30, 2019 were primarily the result of an increase in value-added transactions on the ATMs and point-of-sale terminals, including increases in DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing.
Direct operating costs
EFT Processing Segment direct operating costs were $105.6 million and $189.3 million for the three and six months ended June 30, 2019, respectively, an increase of $9.2 million or 10% and $11.2 million or 6% as compared to the same periods in 2018, respectively. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and six months ended June 30, 2019 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network, partly offset by the impact of the strengthening of the U.S. dollar against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $126.4 million and $188.3 million for the three and six months ended June 30, 2019, respectively, compared to $98.6 million and $152.4 million for the three and six months ended June 30, 2018, respectively. The increases in gross profit were primarily due to the growth in revenues from increases in ATMs under management, DCC transactions, domestic and international surcharge, and foreign currency dispensing. The net impact of the U.S. dollar strengthening against key foreign currencies partly offset the increase in gross profit for the three and six months ended June 30, 2019. Gross profit as a percentage of revenues (“gross margin”) was 54.5% and 49.9% for the three and six months ended June 30, 2019, respectively, as compared to 50.6% and 46.1% for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the increase in gross margin was attributable to increases in DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, foreign currency dispensing, and also a higher volume of sales of POS devices in Greece in the second quarter of 2018 on which we earned a lower margin which did not occur in the current period.
Salaries and benefits
Salaries and benefits expense increased $2.3 million or 12% and $4.7 million or 13% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, respectively. As a percentage of revenues, these costs increased to 9.2% and 10.8% for the second quarter and first half of 2019, respectively, compared to 9.8% and 10.9% and for the second quarter of 2018 and first half of 2018, respectively. The increases were primarily due to additional headcount to support an increase in the number of ATMs and POS devices under management.
Selling, general and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2019 were $10.7 million and $19.8 million, respectively, an increase of $0.5 million for both the three and six months ended June 30, 2018. The increases in selling, general and administrative expenses were primarily due to an increase in costs to support the growth in the business partly offset by the strengthening of the U.S. dollar against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses were 4.6% and 5.3% for the three and six months ended June 30, 2019, respectively, compared to 5.2% and 5.8% for the three and six months ended June 30, 2018, respectively. The decreases in selling, general and administrative expenses as a percentage of revenues were primarily attributable to the increases in the number of DCC transactions processed due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization expense increased $1.4 million and $1.8 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, respectively. The increases were primarily attributable to the deployment of additional ATMs under management and software assets. As a percentage of revenues, depreciation and amortization expense was 7.7% and 9.1% for the second quarter and first half of 2019, respectively, as compared to 8.4% and 9.9% for the same periods of 2018. The decreases in depreciation and amortization expenses as a percentage of revenues were primarily attributable to the increases in the number of DCC transactions processed due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing, which did not require similar increases in fixed assets.
Operating income
EFT Processing Segment operating income for the three and six months ended June 30, 2019 was $76.5 million and $93.3 million, respectively, an increase of $23.6 million or 45% and $28.8 million or 45% as compared to the same periods in 2018, respectively. EFT Processing Segment operating income for the three and six months ended June 30, 2019 increased primarily due to increases in the number of DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing as a result of the increased number of ATMs, partly offset by the impact of the strengthening of the U.S. dollar against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 33.0% and 24.7% for the second quarter and first half of 2019, respectively, compared to 27.2% and 19.5% for the same periods of 2018. The increase in operating margin was primarily due to higher revenues partially offset by higher operating expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.10 and $0.06 for the second quarter and first half of 2019 as compared to $0.08 and $0.05 for the same periods of 2018.

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2019 and 2018 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent	2019	2018	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$184,160	$166,463	$17,697	11%	$360,274	$343,308	$16,966	5%
Operating expenses:
Direct operating costs	140,427	125,423	15,004	12%	273,952	260,345	13,607	5%
Salaries and benefits	14,998	14,327	671	5%	29,751	28,744	1,007	4%
Selling, general and administrative	9,424	8,490	934	11%	17,476	17,223	253	1%
Depreciation and amortization	1,756	1,894	(138)	(7)%	3,541	3,772	(231)	(6)%
Total operating expenses	166,605	150,134	16,471	11%	324,720	310,084	14,636	5%
Operating income	$17,555	$16,329	$1,226	8%	$35,554	$33,224	$2,330	7%
Transactions processed (millions)	369	264	105	40%	707	522	185	35%
Revenues
epay Segment total revenues for the three and six months ended June 30, 2019 were $184.2 million and $360.3 million, respectively, an increase of $17.7 million and $17.0 million as compared to the same periods in 2018, respectively. The increases in total revenues were primarily due to an increase in promotional digital media transactions fulfilled by our cadooz subsidiary that were recorded on a gross value basis and an increase in the number of digital media transactions processed. Foreign currency exchange rate movements decreased total revenues by approximately $9.1 million for the second quarter of 2019 and $24.9 million for the first half of 2019 as compared to the same periods in 2018, respectively.
Revenues per transaction were $0.50 for the second quarter and $0.51 for the first half of 2019 compared to $0.63 and $0.66 for the same periods in 2018, respectively. The decrease in revenues per transaction was primarily the result of the increase in a high volume of low-margin transactions processed in India.
Direct operating costs
epay Segment direct operating costs were $140.4 million and $274.0 million for the three and six months ended June 30, 2019, respectively, an increase of $15.0 million and $13.6 million as compared to the same periods in 2018, respectively. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increases in direct operating costs for the second quarter and first half of 2019 were primarily due to the increases in promotional digital media transactions fulfilled by our cadooz subsidiary and commission paid to wholesalers partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $43.7 million and $86.3 million for the three and six months ended June 30, 2019, respectively, as compared to $41.0 million and $83.0 million for the three and six months ended June 30, 2018, respectively. The increases were primarily due to the growth in digital media transactions processed, partly offset by a decrease in prepaid mobile transactions processed in certain markets and the net impact of the U.S. dollar strengthening against key foreign currencies.
During the three and six months ended June 30, 2019, the gross margin was 23.7% and 24.0% for the three and six months ended June 30, 2019, respectively, as compared to 24.7% and 24.2% for the same periods in 2018, respectively. The decreases in the gross margin for the three and six months ended June 30, 2019 were driven by the promotional digital media transactions fulfilled by our cadooz subsidiary that was recorded on a gross value basis.

Salaries and benefits
Salaries and benefits expense increased $0.7 million or 5% and $1.0 million or 4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, respectively. The increases were mainly driven by increased headcount to support growth in the segment. As a percentage of revenues, salaries and benefits were 8.1% and 8.3% for the three and six months ended June 30, 2019, respectively, which were generally consistent with 8.6% and 8.4% for the same periods in 2018, respectively.
Selling, general and administrative
Selling, general and administrative expenses were $9.4 million and $17.5 million for the three and six months ended June 30, 2019, respectively, an increase of 11% and 1% as compared to the same periods in 2018, respectively. As a percentage of revenues, selling, general and administrative expenses were 5.1% and 4.9% for the three and six months ended June 30, 2019 compared to 5.1% and 5.0% for the same periods in 2018, respectively.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2019, respectively, a decrease of 7% and 6% as compared to the same periods in 2018, respectively. The decreases were primarily due to certain intangible assets becoming fully amortized in 2019. As a percentage of revenues, depreciation and amortization expense was 1.0% for both the three and six months ended June 30, 2019 as compared to 1.1% for both the three and six months ended June 30, 2018.
Operating income
epay Segment operating income for the three and six months ended June 30, 2019 was $17.6 million and $35.6 million, respectively, an increase of $1.2 million and $2.3 million as compared to the same periods in 2018, respectively. Operating income for the three and six months ended June 30, 2019 improved as a result of the increase in the portion of higher-margin digital media transactions.
Operating margin for the three and six months ended June 30, 2019 was 9.5% and 9.9%, respectively, as compared to the 9.8% and 9.7% for the same periods in 2018, respectively. The decrease in the second quarter of 2019 was primarily due to the promotional digital media transactions fulfilled by our cadooz subsidiary. The increase in the first half of 2019 was primarily driven by an increase in the percentage of revenues from digital media products which earn a higher margin than mobile transactions. Operating income per transaction decreased to $0.05 for both the three and six months ended June 30, 2019, respectively, from $0.06 for both the same periods in 2018, respectively. The decreases in the three and six months ended June 30, 2019 were primarily due to the increase in high volume, low margin transactions processed in India.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2019 and 2018 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase Amount	Increase Percent	2019	2018	Increase (Decrease)Amount	Increase Percent
Total revenues	$276,783	$261,816	$14,967	6%	$533,364	$500,652	$32,712	7%
Operating expenses:
Direct operating costs	148,834	140,707	8,127	6%	286,238	268,138	18,100	7%
Salaries and benefits	52,713	49,118	3,595	7%	103,869	96,475	7,394	8%
Selling, general and administrative	31,731	31,426	305	1%	60,840	61,125	(285)	—%
Depreciation and amortization	8,159	7,953	206	3%	16,297	15,848	449	3%
Total operating expenses	241,437	229,204	12,233	5%	467,244	441,586	25,658	6%
Operating income	$35,346	$32,612	$2,734	8%	$66,120	$59,066	$7,054	12%
Transactions processed (millions)	28.9	26.9	2.0	7%	55.5	51.2	4.3	8%
Revenues
Money Transfer Segment total revenues for the three and six months ended June 30, 2019 were $276.8 million and $533.4 million, respectively, an increase of $15.0 million or 6% and $32.7 million or 7% as compared to the same periods in 2018. The increases in total revenues for the three and six months ended June 30, 2019 were primarily due to an increase in the number of money transfers processed, driven by growth in the foreign agent and correspondent payout networks. Foreign currency exchange rate movements decreased total revenues by approximately $7.9 million for the second quarter of 2019 and $17.1 million for the first half of 2019 as compared to the same periods in 2018.
Revenues per transaction decreased to $9.58 and $9.61 for the second quarter and first half of 2019, respectively, from $9.73 and $9.78 for the same periods in 2018. The decreases were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
Money Transfer Segment direct operating costs were $148.8 million and $286.2 million for the three and six months ended June 30, 2019, respectively, an increase of $8.1 million or 6% and $18.1 million or 7% as compared to the same periods in 2018. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and six months of 2019 were primarily due to growth in the number of money transfer transactions processed in foreign markets.
Gross profit
Gross profit was $127.9 million and $247.1 million for the three and six months ended June 30, 2019, respectively, as compared to $121.1 million and $232.5 million for the three and six months ended June 30, 2018, respectively. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in foreign markets.
During the three and six months ended June 30, 2019, gross margin remained flat at 46.2% and 46.3%, respectively, as compared to the same periods in the 2018.
Salaries and benefits
Salaries and benefits expense increased $3.6 million or 7% and $7.4 million or 8% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increases in salaries and benefits were primarily due to the expansion of our operations in the U.S. and foreign markets. As a percentage of revenues, salaries and benefits were essentially flat at 19.0% and 19.5% for the three and six months ended June 30, 2019, respectively, as compared to 18.8% and 19.3% for the same periods in 2018.

Selling, general, and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2019 were $31.7 million and $60.8 million, respectively, an increase of $0.3 million or 1% for the second quarter of 2019, and were essentially consistent for the first half of 2019 as compared to the same periods of 2018. The increase for the second quarter of 2019 was primarily due to expenses incurred to support the growth of our money transfer services in both the U.S. and foreign markets largely offset by the impact of the U.S. dollar strengthening against key foreign currencies.

As a percentage of revenues, selling, general and administrative expenses were 11.5% and 11.4% for the three and six months ended June 30, 2019, respectively, as compared to 12.0% and 12.2% for the same periods in 2018. The decreases were primarily due to the increase in the number of money transfers processed, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased $0.2 million or 3% and $0.4 million or 3% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, largely due to the increased capital additions as a result of business growth.
As a percentage of revenues, depreciation and amortization expense was 2.9% for the second quarter of 2019 and 3.1% for the first half of 2019, which was essentially unchanged compared to 3.0% and 3.2% for the same periods of 2018.
Operating income
Money Transfer Segment operating income for the three and six months ended June 30, 2019 was $35.3 million and $66.1 million, respectively, an increase of $2.7 million or 8% and $7.1 million or 12% as compared to the same periods of 2018. Operating income for the three and six months ended June 30, 2019 increased primarily due to the growth in the number of money transfers processed partly offset by the additional salaries and benefits costs incurred.
As a percentage of revenues, operating margin was 12.8% and 12.4% for the three and six months ended June 30, 2019, respectively, as compared to 12.5% and 11.8% for the same periods in 2018. Operating income per transaction increased to $1.22 and $1.19 for the three and six months ended June 30, 2019, respectively, from $1.21 and $1.15 for the same periods in 2018. The increases in operating margin and operating income per transaction were primarily due to the growth in the number of money transfers processed which did not require similar increases in support costs.

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2019 and 2018 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$9,500	$9,232	$268	3%	$16,955	$16,159	$796	5%
Selling, general and administrative	1,946	2,229	(283)	(13)%	3,863	4,697	(834)	(18)%
Depreciation and amortization	74	33	41	124%	149	62	87	140%
Total operating expenses	$11,520	$11,494	$26	—%	$20,967	$20,918	$49	—%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $11.5 million and $21.0 million for the three and six months ended June 30, 2019, which were consistent when compared to the same periods in 2018. The increases were primarily attributable to an increase in bonus expense due to our improved operating results compared to targets.

OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$513	$416	$97	23%	856	712	144	20%
Interest expense	(10,029)	(10,061)	32	—%	(18,228)	(17,667)	(561)	3%
Loss on early extinguishment of debt	(8,903)	—	(8,903)	n/m	(9,831)	—	(9,831)	n/m
Foreign currency exchange (loss) gain, net	(121)	(20,690)	20,569	n/m	3,087	(18,755)	21,842	n/m
Loss from unconsolidated affiliates	—	—	—	n/m	—	(117)	117	n/m
Other (loss) gains	(29)	29	(58)	n/m	(4)	60	(64)	n/m
Other expense, net	$(18,569)	$(30,306)	$11,737	n/m	$(24,120)	$(35,767)	$11,647	n/m
________________
n/m — Not meaningful
Interest income
The increase in interest income for the three and six months ended June 30, 2019 when compared to the same periods in 2018 was due to the interest earned from the immediate proceeds we received from the issuance of Convertible Notes and the Senior Notes before they were fully utilized in the business.
Interest expense
The increase in interest expense for the first half of 2019 compared to the same period in 2018 was primarily related to the greater weighted average borrowings outstanding offset by lower weighted average borrowing rates.
Loss on early extinguishment of debt
The increase in loss on early extinguishment of debt for the three and six months ended June 30, 2019 when compared to the same periods in 2018 was due to the retirement of the Retired Convertible Notes that would have matured in 2044 on May 28, 2019.
Foreign currency exchange (loss) gain, net
Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from remeasurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of the change in USD value of our euro-denominated Senior Notes beginning second quarter of 2019 and intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is composed of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.
We recorded a net foreign currency exchange loss of $0.1 million for the second quarter of 2019 and a net gain of $3.1 million for the first half of 2019, as compared to net foreign currency exchange losses of $20.7 million and $18.8 million for the same periods in 2018. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

The Company's effective income tax rate was 31.5% and 31.6% for both the three and six months ended June 30, 2019, respectively, as compared to 27.3% and 30.1% for the three and six months ended June 30, 2018, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2019 and 2018 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates and the application of the U.S. global intangible low-taxed income ("GILTI") tax provision to the Company. The GILTI provision subjects the Company's current foreign earnings to U.S. taxation which creates additional U.S. tax expense. The increase in the effective tax rate for the first half of 2019 compared to the same period in 2018 is due to (i) the release of unrecognized tax benefits in the first half of 2018 from the settlement or expiration of tax audit examinations and (ii) the mix of foreign earnings in higher tax rate jurisdictions.
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

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $68.2 million and $102.7 million for the three and six months ended June 30, 2019, respectively, an increase of $24.4 million and $32.6 million as compared to the same periods in 2018. The increase in net income for the first half of 2019 was primarily due to an increase in operating income of $38.2 million, a $21.8 million increase in net foreign currency exchange gain, partly offset by a $17.2 million increase in income tax expense, an increase in loss on early extinguishment on debt of $9.8 million, and an increase in interest expense of $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2019 and December 31, 2018, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $1,220 million and $709 million, respectively. Our ratio of current assets to current liabilities at June 30, 2019 and December 31, 2018 was 1.82 and 1.51, respectively. The increase in working capital was primarily due to the addition of current portion of operating lease liabilities and ATM cash funded by the long-term debt.
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends, and domestic and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities and cash flows from operations. As of June 30, 2019, we had approximately $809 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,558 million at June 30, 2019, of which $1,294 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six month periods ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
Liquidity	2019	2018
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$56,714	$69,304
Investing activities	(68,760)	(68,990)
Financing activities	505,945	360,922
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	4,907	(25,471)
Increase in cash and cash equivalents and restricted cash	$498,806	$335,765

Operating activity cash flow
Cash flows provided by operating activities were $56.7 million for the first half of 2019 compared to $69.3 million for the first half of 2018. The decrease is primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, partly offset by improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $68.8 million for the first half of 2019 compared to $69.0 million for the first half of 2018. During the first half of 2018, we used $12.9 million for a business acquisition. There was no material acquisition in the first half of 2019. We used $67.7 million for purchases of property and equipment for the first half of 2019 compared to $53.4 million for the first half of 2018. Cash used for software development and other investing activities totaled $1.0 million and $2.8 million for the first half of 2019 and 2018, respectively.
Financing activity cash flow
Cash flows provided by financing activities were $505.9 million for the first half of 2019 compared to $360.9 million for the first half of 2018. Our financing activities for the first half of 2019 consisted of net borrowings of $524.1 million compared to net borrowings of $536.7 million for the first half of 2018. The increase in net borrowings for the first half of 2019 compared to the same period of 2018 was the result of the issuance of $1,195 million of new Convertible Notes and Senior Notes to fund the operating cash of our IAD networks, repay revolving credit facility borrowings of $2,253 million and retire the Retired Convertible Notes of $447 million. During the second quarter of 2018, we entered into a short-term credit facility in the amount of $300 million for the sole purpose of providing providing cash for our ATM network which expired on November 30, 2018. During the second quarter of 2019, we repaid $14 million of short-term debt obligations. We repurchased $2.4 million and $176.7 million of our stock during the first half of 2019 and 2018, respectively. During the first half of 2018, we repurchased $175.0 million of our shares and paid $1.7 million for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises compared to $2.4 million for the same period of 2019. We received proceeds from stock option exercises of $7.0 million and $4.1 million for the first half of 2019 and 2018, respectively.
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
As of June 30, 2019, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of June 30, 2019, we had $6.1 million of borrowings and $46.3 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $947.6 million under the Credit Facility was available for borrowing based upon the borrowing base and financial covenants in our Credit Facility.

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
1.375% Senior Notes due 2026 - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of the Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2019, the Company has outstanding €600 million ($682.1 million) euro-denominated principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of June 30, 2019, there was $24.3 million outstanding under these other obligation arrangements.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first half of 2019 were $72.8 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe and Asia, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2019 are currently estimated to range from approximately $140 million to $150 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2019, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2019. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2019, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2018, other than those resulting from changes in the amount of debt outstanding discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2019, our total debt outstanding was $1,142 million. Of this amount, $1,112 million, net of debt discounts, or 97% of our total debt obligations, relates to our Convertible Notes and Senior Notes that each have a fixed coupon rate. The $525 million aggregate principal amount of the Convertible Notes issued on March 18, 2019, accrue cash interest at a rate of 0.75% of the principal amount per annum. The fair value of the fixed rate Convertible Notes was $519.2 million as of June 30, 2019 based on quoted market prices, compared to a carrying value of $429.6 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4%. The €600 million aggregate principal amount of the Senior Notes, accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of June 30, 2019, the fair value of our fixed rate Senior Notes was $678.0 million, compared to a carrying value of $682.1 million. The Credit Facility borrowings were $6.1 million, or 1% of our total debt obligations. If we were to maximize the potential borrowings available under the Credit Facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $9.5 million.
The remaining $24.3 million, or 2%, of our total debt obligations as of June 30, 2019, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first half of 2019, approximately 72% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2019, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $90 million to $95 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $140 million to $145 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
We believe this quantitative measure has inherent limitations and does not take into account any governmental actions or changes in either customer purchasing patterns or our financing or operating strategies. Because a majority of our revenues and expenses is incurred in the functional currencies of our international operating entities, the profits we earn in foreign currencies are positively impacted by a weakening of the U.S. dollar and negatively impacted by a strengthening of the U.S. dollar. Additionally, a significant portion of our debt obligations are in U.S. dollars; therefore, as foreign currency exchange rates fluctuate, the amount available for repayment of debt will also increase or decrease.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2019, we had foreign currency derivative contracts outstanding with a notional value of $278 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our xe operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2019, we held foreign currency derivative contracts outstanding with a notional value of $1.4 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $86 million, primarily in euros.
See Note 8, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
April 1 - April 30, 2019	—	$—	—	$320,000
May 1 - May 31, 2019	—	—	—	$320,000
June 1 - June 30, 2019	—	—	—	$320,000
Total	—	$—	—
(1) The Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Euronet has repurchased $175 million of stock under the Repurchase Program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

4.1
Indenture, dated May 22, 2019, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2019 and incorporated herein by reference).

4.2
Supplemental Indenture, dated May 22, 2019, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 22, 2019 and incorporated herein by reference).

4.3	Form of 1.375% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above))
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Income (unaudited) for the three months and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2019 and 2018 (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
August 8, 2019
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer