Form 10-Q
period 2019-09-30
EURONET WORLDWIDE INC
filed 2019-11-07
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

On November 6, 2019, Euronet Worldwide, Inc. had 54,027,791 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,730,855	$1,054,357
Restricted cash	63,900	76,595
Trade accounts receivable, net of allowances for doubtful accounts of $26,219 at September 30, 2019 and $24,287 at December 31, 2018	662,997	693,616
Prepaid expenses and other current assets	275,503	263,019
Total current assets	2,733,255	2,087,587
Operating right of use lease assets	361,747	—
Property and equipment, net of accumulated depreciation of $382,965 at September 30, 2019 and $373,180 at December 31, 2018	321,802	291,869
Goodwill	685,991	704,197
Acquired intangible assets, net of accumulated amortization of $201,801 at September 30, 2019 and $190,920 at December 31, 2018	96,236	114,485
Other assets, net of accumulated amortization of $43,530 at September 30, 2019 and $50,821 at December 31, 2018	115,093	123,017
Total assets	$4,314,124	$3,321,155
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$450,866	$528,913
Accrued expenses and other current liabilities	748,434	712,012
Current portion of operating lease liabilities	122,211	—
Short-term debt obligations and current maturities of long-term debt obligations	18,626	38,017
Income taxes payable	53,323	40,159
Deferred revenue	57,261	59,293
Total current liabilities	1,450,721	1,378,394
Debt obligations, net of current portion	1,067,672	589,782
Operating lease liabilities, net of current portion	230,391	—
Deferred income taxes	56,032	57,145
Other long-term liabilities	63,756	62,992
Total liabilities	2,868,572	2,088,313
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 62,599,954 issued at September 30, 2019 and 59,897,309 issued at December 31, 2018	1,252	1,198
Additional paid-in-capital	1,179,413	1,104,264
Treasury stock, at cost, 8,359,459 shares at September 30, 2019 and 8,077,311 shares at December 31, 2018	(433,282)	(391,551)
Retained earnings	910,108	669,805
Accumulated other comprehensive loss	(211,853)	(151,043)
Total Euronet Worldwide, Inc. stockholders’ equity	1,445,638	1,232,673
Noncontrolling interests	(86)	169
Total equity	1,445,552	1,232,842
Total liabilities and equity	$4,314,124	$3,321,155
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$786,986	$714,505	$2,056,362	$1,887,244
Operating expenses:
Direct operating costs	405,081	388,236	1,152,725	1,093,072
Salaries and benefits	101,354	93,108	292,699	270,537
Selling, general and administrative	58,715	55,787	160,704	158,156
Depreciation and amortization	27,846	26,461	82,253	78,726
Total operating expenses	592,996	563,592	1,688,381	1,600,491
Operating income	193,990	150,913	367,981	286,753
Other income (expense):
Interest income	568	288	1,424	1,000
Interest expense	(9,093)	(11,269)	(27,321)	(28,936)
Loss on early retirement of debt	—	—	(9,831)	—
Loss from unconsolidated affiliates	—	—	—	(117)
Foreign currency exchange loss, net	(10,967)	(2,704)	(7,880)	(21,459)
Other (losses) gains	—	(34)	(4)	26
Other expense, net	(19,492)	(13,719)	(43,612)	(49,486)
Income before income taxes	174,498	137,194	324,369	237,267
Income tax expense	(36,957)	(34,937)	(84,244)	(65,031)
Net income	137,541	102,257	240,125	172,236
Net loss attributable to noncontrolling interests	66	466	178	623
Net income attributable to Euronet Worldwide, Inc.	$137,607	$102,723	$240,303	$172,859

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$2.53	$2.01	$4.52	$3.36
Diluted	$2.46	$1.89	$4.40	$3.17

Weighted average shares outstanding:
Basic	54,449,256	51,182,502	53,180,850	51,436,228
Diluted	55,972,061	54,263,892	54,622,219	54,521,262
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$137,541	$102,257	$240,125	$172,236
Translation adjustment	(56,863)	(4,613)	(60,887)	(40,198)
Comprehensive income	80,678	97,644	179,238	132,038
Comprehensive loss attributable to noncontrolling interests	126	480	255	674
Comprehensive income attributable to Euronet Worldwide, Inc.	$80,804	$98,124	$179,493	$132,712
See accompanying notes to the unaudited consolidated financial statements.

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2017	52,808,158	$1,178	$1,072,005	$(217,161)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	116,358	2	2,468	(1,237)
Share-based compensation			4,029
Repurchase of shares	(1,418,895)			(125,000)
Balance as of March 31, 2018	51,505,621	1,180	1,078,502	(343,398)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	89,954	1	1,484	260
Share-based compensation			4,550
Repurchase of shares	(613,704)			(50,000)
Balance as of June 30, 2018	50,981,871	1,181	1,084,536	(393,138)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	476,783	10	5,977	1,043
Share-based compensation			4,018
Balance as of September 30, 2018	51,458,654	$1,191	$1,094,531	$(392,095)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income
Other comprehensive loss
Stock issued under employee stock plans	130,136	3	5,194	(1,756)
Share-based compensation			4,490
Issuance of convertible notes, net of tax			71,660
Repurchases and conversions of convertible notes, net of tax	6		(42,917)
Balance as of March 31, 2019	51,950,140	1,201	1,142,691	(393,307)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	41,856		1,740	(46)
Share-based compensation			6,003
Redemptions and conversions of convertible notes, net of tax	2,488,243	50	22,400
Balance as of June 30, 2019	54,480,239	1,251	1,172,834	(393,353)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	35,437	1	1,131	(178)
Share-based compensation			5,456
Repurchase of shares	(275,181)			(39,751)
Other			(8)
Balance as of September 30, 2019	54,240,495	$1,252	$1,179,413	$(433,282)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2017	$436,954	$(94,458)	$960	$1,199,478
Net income (loss)	26,413		(69)	26,344
Other comprehensive income		22,894	54	22,948
Stock issued under employee stock plans				1,233
Share-based compensation				4,029
Repurchase of shares				(125,000)
Balance as of March 31, 2018	463,367	(71,564)	945	1,129,032
Net income (loss)	43,724		(88)	43,636
Other comprehensive loss		(58,442)	(91)	(58,533)
Stock issued under employee stock plans				1,745
Share-based compensation				4,550
Repurchase of shares				(50,000)
Balance as of June 30, 2018	507,091	(130,006)	766	1,070,430
Net income (loss)	102,722		(465)	102,257
Other comprehensive loss		(4,599)	(15)	(4,614)
Stock issued under employee stock plans				7,030
Share-based compensation				4,018
Balance as of September 30, 2018	$609,813	$(134,605)	$286	$1,070,430

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income	34,543		36	34,579
Other comprehensive loss		(16,156)	(29)	(16,185)
Stock issued under employee stock plans				3,441
Share-based compensation				4,490
Issuance of convertible notes, net of tax				71,660
Repurchases and conversions of convertible notes, net of tax				(42,917)
Balance as of March 31, 2019	704,348	(167,199)	176	1,287,910
Net income (loss)	68,153		(148)	68,005
Other comprehensive income		12,149	12	12,161
Stock issued under employee stock plans				1,694
Share-based compensation				6,003
Redemptions and conversions of convertible notes, net of tax				22,450
Balance as of June 30, 2019	772,501	(155,050)	40	1,398,223
Net income (loss)	137,607		(66)	137,541
Other comprehensive loss		(56,803)	(60)	(56,863)
Stock issued under employee stock plans				954
Share-based compensation				5,456
Repurchase of shares				(39,751)
Other				(8)
Balance as of September 30, 2019	$910,108	$(211,853)	$(86)	$1,445,552
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Net income	$240,125	$172,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,253	78,726
Share-based compensation	15,949	12,597
Unrealized foreign exchange loss, net	7,880	21,459
Deferred income taxes	13,313	(1,208)
Loss on early retirement of debt	9,831	—
Loss from unconsolidated affiliates	—	117
Accretion of convertible debt discount and amortization of debt issuance costs	13,385	10,582
Changes in working capital, net of amounts acquired:
Income taxes payable, net	15,363	10,022
Trade accounts receivable	4,719	(87,237)
Prepaid expenses and other current assets	(26,292)	42,552
Trade accounts payable	(62,078)	(81,149)
Deferred revenue	5	2,525
Accrued expenses and other current liabilities	58,559	9,877
Changes in noncurrent assets and liabilities	(8,633)	1,474
Net cash provided by operating activities	364,379	192,573
Cash flows from investing activities:
Acquisitions, net of cash acquired	1	(12,854)
Purchases of property and equipment	(100,443)	(82,129)
Purchases of other long-term assets	(7,276)	(5,787)
Other, net	3,317	1,401
Net cash used in investing activities	(104,401)	(99,369)
Cash flows from financing activities:
Proceeds from issuance of shares	8,297	11,757
Repurchase of shares	(37,260)	(177,163)
Borrowings from revolving credit agreements	2,365,698	4,267,881
Repayments of revolving credit agreements	(2,580,871)	(4,003,662)
Proceeds from long-term debt obligations	1,194,900	—
Repayments of long-term debt obligations	(446,702)	(51,199)
(Repayments of) borrowings from short-term debt obligations, net	(18,793)	204,211
Debt issuance costs	(18,810)	—
Other, net	(4,827)	(4,738)
Net cash provided by financing activities	461,632	247,087
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(57,807)	(38,084)
Increase in cash and cash equivalents and restricted cash	663,803	302,207
Cash and cash equivalents and restricted cash at beginning of period	1,130,952	900,518

Cash and cash equivalents and restricted cash at end of period	$1,794,755	$1,202,725

Supplemental disclosure of cash flow information:
Interest paid during the period	$10,614	$19,243
Income taxes paid during the period	$55,025	$55,338
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
The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to combine lease and non-lease components and to include short-term leases with an initial term of 12 months or less on the Consolidated Balance Sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	54,449,256	51,182,502	53,180,850	51,436,228
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,522,805	1,521,560	1,441,369	1,525,204
Incremental shares from assumed conversion of convertible notes	—	1,559,830	—	1,559,830
Diluted weighted average shares outstanding	55,972,061	54,263,892	54,622,219	54,521,262

The table includes the impact of all stock options and restricted stock that are dilutive to the Company’s weighted average common shares outstanding during the three and nine months ended September 30, 2019 and 2018. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 751,000 and 841,000 for the three and nine months ended September 30, 2019, respectively, and approximately 436,000 and 792,000 for the three and nine months ended September 30, 2018, respectively.
The Company issued new Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019 and retired the existing convertible notes ("Retired Convertible Notes") that would have matured in 2044 on May 28, 2019. The Company's Convertible Notes currently have, and the Retired Convertible Notes had, a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes and the Retired Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Retired Convertible Notes had a dilutive effect in the three and nine months ended September 30, 2018 as the $83.77 market price per share of Common Stock as of September 30, 2018 exceeded the $72.18 conversion price per share. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. As of September 30, 2019, the Convertible Notes did not have a dilutive effect on the earnings per share. See Note 7, Debt Obligations, for more information about the convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. During the three and nine months ended September 30, 2019, the remaining maximum dollar value of shares that may yet be purchased under the Repurchase program was $160.2 million. Repurchases under the Repurchase Program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the first nine months ended September 30, 2019 and 2018, the Company repurchased $39.8 million and $175.0 million, respectively, in value of Euronet common stock under the Repurchase Program. In connection with the issuance of the Convertible Notes, the Board of Directors of the Company authorized the Company to repurchase up to $120 million of the Company’s common stock concurrently with or following the issuance of the Convertible Notes. This authorization will expire on March 11, 2021. For the three and nine months ended September 30, 2019, the Company did not make any repurchases under this special authorization.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation gains of $56.9 million for the third quarter of 2019, and losses of $60.9 million, $4.6 million, and $40.2 million for the first nine months of 2019,the three and nine months ended September 30, 2018, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2019 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2018	$114,485	$704,197	$818,682
Increases (decreases):
Acquisition	—	686	686
Amortization	(15,320)	—	(15,320)
Other (primarily changes in foreign currency exchange rates)	(2,929)	(18,892)	(21,821)
Balance as of September 30, 2019	$96,236	$685,991	$782,227

Estimated amortization expense on intangible assets with finite lives, before income taxes, as of September 30, 2019, is expected to total $4.9 million for the remainder of 2019, $19.2 million for 2020, $18.3 million for 2021, $17.3 million for 2022, $12.7 million for 2023 and $6.5 million for 2024.
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

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Money transfer settlement obligations	$353,400	$310,710
Accrued expenses	267,788	293,864
Accrued amounts due to mobile operators and other content providers	70,330	65,878
Derivative liabilities	50,973	36,102
Current portion of capital lease obligations	5,943	5,458
Total	$748,434	$712,012

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

The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the first nine months of 2019 is primarily driven by $31.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018, largely offset by $29.6 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(7) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Credit Facility:
Revolving credit agreements, due 2023	$741	$215,725

Convertible Debt:
0.75% convertible notes, unsecured, due 2049	433,262	—
1.50% convertible notes, unsecured, due 2044	—	379,859

1.375% Senior Notes, due 2026	653,940	—

Other obligations	18,811	38,513

Total debt obligations	1,106,754	634,097
Unamortized debt issuance costs	(20,456)	(6,298)
Carrying value of debt	1,086,298	627,799
Short-term debt obligations and current maturities of long-term debt obligations	(18,626)	(38,017)
Long-term debt obligations	$1,067,672	$589,782

Credit Facility
On October 17, 2018, the Company entered into a new unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin , and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% or 0.175% to 1.0% for base rate loans. The Credit Facility allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars. The weighted average interest rate of the Company's borrowing under the Credit Facility was 1.05% as of September 30, 2019.
The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants include: (i) as of the end of each fiscal quarter ended on March 31, September 30 and December 31, a Consolidated Total Leverage Ratio not to be greater than 3.5 to 1.0; (ii) as of the end of each fiscal quarter ended on June 30, a Consolidated Total Leverage Ratio not to be greater than 4.0 to 1.0; provided that, not more than two times prior to the expiration date, upon notice to the administrative agent (an "Increase Leverage Notice") that a Material Acquisition has been consummated, for any period of four consecutive fiscal quarters following such Material Acquisitions, the Consolidated Total Leverage Ratio will be not greater than 4.0 to 1.0 for fiscal quarters ended on March 31, September 30 and December 31 and not greater than 4.5 to 1.0 for fiscal quarters ended on June 30; provided, further, that following such four consecutive fiscal quarters for which the maximum Consolidated Total Leverage Ratio is increased, the maximum Consolidated Total Leverage Ratio shall revert to the levels set forth in clauses (i) and (ii) above for not fewer than two fiscal quarters before a subsequent Increase Leverage Notice is delivered to the administrative agent; and (iii) a Consolidated Interest Coverage Ratio not less than 4.0 to 1.0. The Company is permitted to pay dividends and repurchase common stock if the Company would not be in default under the Credit Facility after giving effect to such dividend or repurchase.
As of September 30, 2019, the Company is in compliance with all debt covenants.
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
On March 18, 2019, the Company provided a notice of redemption to the trustee of the indenture governing the Retired Convertible Notes (the "Existing Indenture"), pursuant to which the Company would redeem all of the remaining principal amount outstanding of the Retired Convertible Notes on May 28, 2019 (the "Redemption Date") for cash at a redemption price equal to 100% of the principal amount of the Retired Convertible Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date. The issuance of the Convertible Notes and the conversion of the Retired Convertible Notes, resulted in a $25.6 million recognition and a $34.2 million reversal of deferred tax liabilities within the additional paid-in capital as of September 30, 2019, respectively.
Prior to the Redemption Date, approximately $352.4 million principal amount of the Retired Convertible Notes were submitted for conversion. The Company elected to settle the conversion of such Retired Convertible Notes through a combination of cash and stock. The Company paid cash equal to $1,000 for each $1,000 principal amount of Retired Convertible Notes submitted for conversion and satisfied the remainder of the conversion obligation by issuing shares of the Company's Common Stock valued at $147.24 per share. As a result, the Company paid cash of $352.4 million and issued approximately 2.5 million shares of its Common Stock. In accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion and redemption of the debt for the first nine months of 2019, representing the difference between the fair value of the Retired Convertible Notes converted and the carrying value of the bonds at the time of conversion.
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
Contractual interest expense for the Retired Convertible Notes was $1.5 million for the first nine months of 2019. Accretion expense was $4.6 million for the first nine months of 2019.
Contractual interest expense for the Convertible Notes was $1.0 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. Accretion expense was $3.7 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. The effective interest rate was 4.4% for the three and nine months ended September 30, 2019. As of September 30, 2019, the unamortized discount was $91.7 million and will be amortized through March 2025.

1.375% Senior Notes due 2026
On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2019, the Company has outstanding €600 million ($653.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company's Ria operations use short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of September 30, 2019, the Company held in its Ria operations foreign currency forward contracts outstanding in the U.S. with a notional value of $146 million, primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain foreign currency denominated other asset and liability positions. As of September 30, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $80 million, primarily in euros.
Foreign currency exchange contracts - xe Operations
xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and may hedge some or all of the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $17.5 million and $52.2 million for the three and nine months ended September 30, 2019, respectively, and $16.8 million and $52.5 million for the three and nine months ended September 30, 2018, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC Topic 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of September 30, 2019 was approximately $1.3 billion. The majority of customer contracts are written in major currencies such as the U.S. dollar, euro, New Zealand dollar, British pound, and Australian dollar.

Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$61,649	$44,637	Accrued expenses and other current liabilities	$(50,973)	$(36,102)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2019 and December 31, 2018 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$61,649	$—	$61,649	$(39,867)	$(4,631)	$17,151

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$44,637	$—	$44,637	$(25,187)	$(9,918)	$9,532
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2019	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(50,973)	$—	$(50,973)	$39,867	$1,671	$(9,435)

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$(36,102)	$—	$(36,102)	$25,187	$2,048	$(8,867)

See Note 9, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2019	2018	2019	2018
Foreign currency exchange contracts	Foreign currency exchange gain, net	$285	$2,058	$619	$10,438

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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.
The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$61,649	$—	$61,649
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(50,973)	$—	$(50,973)

		As of December 31, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$44,637	$—	$44,637
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,102)	$—	$(36,102)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable, accrued expenses and other current obligations approximate their fair values because of the relatively short-term maturities of these financial instruments. The carrying value of the Company’s Credit Facility approximates fair value because interest is primarily based on LIBOR, which resets at various intervals of less than one year. The Company estimates the fair values of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2019, the fair values of the Convertible Notes and the Senior Notes were $587.3 million and $659.2 million, respectively, with carrying values of $433.3 million and $653.9 million, respectively.

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
The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$316,188	$191,071	$280,837	$(1,110)	$786,986
Operating expenses:
Direct operating costs	111,116	145,410	149,663	(1,108)	405,081
Salaries and benefits	23,936	15,188	51,555	10,675	101,354
Selling, general and administrative	12,191	8,838	35,820	1,866	58,715
Depreciation and amortization	18,044	1,572	8,151	79	27,846
Total operating expenses	165,287	171,008	245,189	11,512	592,996
Operating income (expense)	$150,901	$20,063	$35,648	$(12,622)	$193,990

	For the Three Months Ended September 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$261,736	$185,431	$268,291	$(953)	$714,505
Operating expenses:
Direct operating costs	101,763	142,665	144,758	(950)	388,236
Salaries and benefits	21,653	14,491	48,945	8,019	93,108
Selling, general and administrative	11,227	9,968	32,483	2,109	55,787
Depreciation and amortization	16,694	1,881	7,854	32	26,461
Total operating expenses	151,337	169,005	234,040	9,210	563,592
Operating income (expense)	$110,399	$16,426	$34,251	$(10,163)	$150,913

	For the Nine Months Ended September 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$693,837	$551,345	$814,201	$(3,021)	$2,056,362
Operating expenses:
Direct operating costs	300,460	419,362	435,901	(2,998)	1,152,725
Salaries and benefits	64,706	44,939	155,424	27,630	292,699
Selling, general and administrative	32,022	26,314	96,660	5,708	160,704
Depreciation and amortization	52,464	5,113	24,448	228	82,253
Total operating expenses	449,652	495,728	712,433	30,568	1,688,381
Operating income (expense)	$244,185	$55,617	$101,768	$(33,589)	$367,981

	For the Nine Months Ended September 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$592,333	$528,739	$768,943	$(2,771)	$1,887,244
Operating expenses:
Direct operating costs	279,927	403,010	412,895	(2,760)	1,093,072
Salaries and benefits	57,704	43,235	145,420	24,178	270,537
Selling, general and administrative	30,557	27,191	93,610	6,798	158,156
Depreciation and amortization	49,277	5,653	23,702	94	78,726
Total operating expenses	417,465	479,089	675,627	28,310	1,600,491
Operating income (expense)	$174,868	$49,650	$93,316	$(31,081)	$286,753

The following table presents the Company’s property and equipment and total assets by reportable segment:

	Property and Equipment, net as of		Total Assets as of
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
EFT Processing	$237,627	$215,106	$1,766,369	$1,220,141
epay	35,251	31,172	761,862	780,220
Money Transfer	48,865	45,517	1,532,493	1,310,775
Corporate Services, Eliminations and Other	59	74	253,400	10,019
Total	$321,802	$291,869	$4,314,124	$3,321,155

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

	For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$274,313	$130,602	$94,625	$499,540	$574,620	$368,830	$273,760	$1,217,210
North America	8,717	37,218	147,989	193,924	24,880	114,614	428,349	567,843
Asia Pacific	33,153	19,039	31,575	83,767	94,317	55,333	93,865	243,515
Other	5	4,212	6,648	10,865	20	12,568	18,227	30,815
Eliminations	—	—	—	(1,110)	—	—	—	(3,021)
Total	$316,188	$191,071	$280,837	$786,986	$693,837	$551,345	$814,201	$2,056,362

	For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$226,531	$123,386	$84,492	$434,409	$485,030	$340,180	$240,266	$1,065,476
North America	7,613	41,346	147,830	196,789	23,956	124,667	420,568	569,191
Asia Pacific	27,570	17,505	31,195	76,270	83,310	52,116	95,049	230,475
Other	22	3,194	4,774	7,990	37	11,776	13,060	24,873
Eliminations	—	—	—	(953)	—	—	—	(2,771)
Total	$261,736	$185,431	$268,291	$714,505	$592,333	$528,739	$768,943	$1,887,244

(11) INCOME TAXES
The Company's effective income tax rate was 21.2% and 26.0% for the three and nine months ended September 30, 2019, respectively, compared to 25.5% and 27.4% for the three and nine months ended September 30, 2018, respectively. The Company's effective income tax rates for the three and nine months ended September 30, 2019 and 2018 were higher than the applicable statutory income tax rate of 21% as a result of certain earnings of the Company in foreign jurisdictions being subject to higher local statutory income tax rates.
(12) COMMITMENTS
As of September 30, 2019, the Company had $75.7 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $49.2 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.6 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. The Company has granted off balance sheet guarantees for cash in various ATM networks over the terms of the cash supply agreements amounting to

$12.0 million as of September 30, 2019 and performance guarantees over the terms of agreements with the customers amounting to approximately $42.0 million as of September 30, 2019.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that is not recorded on the Company’s Consolidated Balance Sheets. As of September 30, 2019, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $461 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2019 or December 31, 2018.
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
(14) LEASES
The Company enters into operating leases for ATM sites, office spaces, retail stores and equipment. The Company's finance leases are immaterial. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.

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
Future minimum lease payments

Future minimum lease payments under the operating leases as of September 30, 2019 are:

As of September 30, 2019
Maturity of Lease Liabilities (in thousands)	Operating Leases
Remainder of 2019	$31,069
2020	112,601
2021	81,457
2022	56,546
2023	37,171
Thereafter	57,783
Total lease payments	$376,627
Less: imputed interest	(24,025)
Present value of lease liabilities	$352,602
Future minimum lease payments under the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2018 were:

(in thousands)	Operating Leases
Year ending December 31,
2019	$80,803
2020	65,590
2021	49,052
2022	37,823
2023	30,192
Thereafter	48,191
Total minimum lease payments	$311,651

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$35,068	$98,641
Variable lease expense	Selling, general and administrative and Direct operating costs	12,653	31,541
Total lease expense		$47,721	$130,182

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2019
Weighted- average remaining lease term (years)	4.5
Weighted- average discount rate	3.1%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in thousands)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$97,209
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$176,104

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the negotiations related to the United Kingdom's proposed departure from the European Union (E.U.), and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions; the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions or ATM access fees by the E.U.; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and the E.U.'s General Data Privacy Regulation and the Services Payment Directive ("PSD2"), requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; general economic, financial and market conditions and the duration and extent of any future economic downturns; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; renewal of sources of funding as they expire and the availability of replacement funding; the outlook for markets we serve; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A-Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and September 30, 2019. Our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services; software solutions and cloud based payment solutions; electronic distribution of prepaid mobile airtime and other digital media and electronic payment products; foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 47,209 ATMs and approximately 305,000 POS terminals across Europe, the Middle East, Asia Pacific and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, domestic and international surcharge and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for digital media (formerly referred to as non-mobile content) and prepaid mobile airtime. We operate a network of approximately 710,000 POS terminals providing electronic processing of digital media and prepaid mobile airtime top-up services in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe. xe also provides global account-to-account money transfer services. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and Ria branded websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 389,000 locations. xe offers money transfer services on its websites (xe.com and x-rates.com) and through its customer service representatives. The xe websites also provide foreign currency exchange information. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. We offer services under the brand name xe through our websites (www.xe.com and https://transfer.xe.com). Through our HiFM brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 40% and 34% of total consolidated revenues for the third quarter and first nine months of 2019, respectively, are primarily derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing, and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 24% and 26% of total consolidated revenues for the third quarter and first nine months of 2019, respectively, are derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other digital media products, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other digital media has decreased over time, and digital media now produces approximately 62% of epay Segment revenues. Other digital media products offered by this segment include digital content such as music, games and software, as well as other products, including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 36% and 40% of total consolidated revenues for the third quarter and first nine months of 2019, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe, and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

•	the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions or ATM access fees by the E.U.;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.

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

•	the availability of financing for further expansion;

•	the ability to maintain banking relationships necessary for us to service our customers;

•	our ability to successfully expand our agent network in Europe using our payment institution licenses under the PSD2 and using our various licenses in the United States; and

•	our ability to provide additional value-added products under the xe brand.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2019 and 2018 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent	2019	2018	Increase (Decrease) Amount	Increase Percent
EFT Processing	$316,188	$261,736	$54,452	21%	$693,837	$592,333	$101,504	17%
epay	191,071	185,431	5,640	3%	551,345	528,739	22,606	4%
Money Transfer	280,837	268,291	12,546	5%	814,201	768,943	45,258	6%
Total	788,096	715,458	72,638	10%	2,059,383	1,890,015	169,368	9%
Corporate services, eliminations and other	(1,110)	(953)	(157)	16%	(3,021)	(2,771)	(250)	9%
Total	$786,986	$714,505	$72,481	10%	$2,056,362	$1,887,244	$169,118	9%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent	2019	2018	Increase Amount	Increase (Decrease) Percent
EFT Processing	$150,901	$110,399	$40,502	37%	$244,185	$174,868	$69,317	40%
epay	20,063	16,426	3,637	22%	55,617	49,650	5,967	12%
Money Transfer	35,648	34,251	1,397	4%	101,768	93,316	8,452	9%
Total	206,612	161,076	45,536	28%	401,570	317,834	83,736	26%
Corporate services, eliminations and other	(12,622)	(10,163)	(2,459)	24%	(33,589)	(31,081)	(2,508)	8%
Total	$193,990	$150,913	$43,077	29%	$367,981	$286,753	$81,228	28%

Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities and translated into U.S. dollars for financial reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, we estimate that our reported consolidated operating income for the third quarter and first nine months of 2019 were approximately 4% and 5% less, respectively, due to the changes in foreign currency exchange rates when compared to the same periods of 2018.
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,		Decrease Percent	Average Translation Rate Nine Months Ended September 30,		Decrease Percent
Currency (dollars per foreign currency)	2019	2018		2019	2018
Australian dollar	$0.6852	$0.7311	(6)%	$0.6993	$0.7579	(8)%
British pound	$1.2326	$1.3027	(5)%	$1.2734	$1.3516	(6)%
euro	$1.1114	$1.1624	(4)%	$1.1235	$1.1944	(6)%
Hungarian forint	$0.0034	$0.0036	(6)%	$0.0035	$0.0038	(8)%
Indian rupee	$0.0142	$0.0143	(1)%	$0.0143	$0.0149	(4)%
Malaysian ringgit	$0.2403	$0.2444	(2)%	$0.2420	$0.2509	(4)%
New Zealand dollar	$0.6483	$0.6684	(3)%	$0.6640	$0.6999	(5)%
Polish zloty	$0.2573	$0.2702	(5)%	$0.2613	$0.2814	(7)%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
EFT PROCESSING SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2019 and 2018 for our EFT Processing Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase Amount	Increase Percent	2019	2018	Increase Amount	Increase Percent
Total revenues	$316,188	$261,736	$54,452	21%	$693,837	$592,333	$101,504	17%
Operating expenses:
Direct operating costs	111,116	101,763	9,353	9%	300,460	279,927	20,533	7%
Salaries and benefits	23,936	21,653	2,283	11%	64,706	57,704	7,002	12%
Selling, general and administrative	12,191	11,227	964	9%	32,022	30,557	1,465	5%
Depreciation and amortization	18,044	16,694	1,350	8%	52,464	49,277	3,187	6%
Total operating expenses	165,287	151,337	13,950	9%	449,652	417,465	32,187	8%
Operating income	$150,901	$110,399	$40,502	37%	$244,185	$174,868	$69,317	40%
Transactions processed (millions)	800	711	89	13%	2,244	2,010	234	12%
ATMs as of September 30,	47,209	41,902	5,307	13%	47,209	41,902	5,307	13%
Average ATMs	47,086	41,761	5,325	13%	44,574	39,975	4,599	12%

Revenues
EFT Processing Segment total revenues for the three and nine months ended September 30, 2019 were $316.2 million and $693.8 million, respectively, an increase of $54.5 million or 21% and $101.5 million or 17% as compared to the same periods in 2018, respectively. The increases in total revenues for the three and nine months ended September 30, 2019 were primarily due to an increase in the number of ATMs under management in Europe and Asia Pacific. Specifically, the increase in the number of ATMs contributed to increases in the number of transactions processed. The transaction growth includes an increase in value-added transactions on the ATMs and point-of-sale terminals, primarily attributable to increases in DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing. Foreign currency exchange rate movements decreased total revenues by approximately $12.7 million and $37.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, respectively.
Average monthly revenues per ATM were $2,238 and $1,730 for the three and nine months ended September 30, 2019, respectively, compared to $2,089 and $1,646 for the three and nine months ended September 30, 2018, respectively. Revenues per transaction were $0.40 for the third quarter of 2019 and $0.31 for the first nine months of 2019, compared to $0.37 for the third quarter of 2018 and $0.29 for the first nine months of 2018. The increases in average monthly revenues per ATM for the three and nine months ended September 30, 2019 were primarily the result of an increase in value-added transactions on the ATMs and point-of-sale terminals, including increases in DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing.
Direct operating costs
EFT Processing Segment direct operating costs were $111.1 million and $300.5 million for the three and nine months ended September 30, 2019, respectively, an increase of $9.4 million or 9% and $20.5 million or 7% as compared to the same periods in 2018, respectively. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increases in direct operating costs for the three and nine months ended September 30, 2019 were primarily due to an increase in the number of ATMs under management, particularly our independent ATM network, partly offset by the impact of the strengthening of the U.S. dollar against key foreign currencies.

Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $205.1 million and $393.4 million for the three and nine months ended September 30, 2019, respectively, compared to $160.0 million and $312.4 million for the three and nine months ended September 30, 2018, respectively. The increases in gross profit were primarily due to the growth in revenues from increases in ATMs under management, DCC transactions, domestic and international surcharge, and foreign currency dispensing. The net impact of the U.S. dollar strengthening against key foreign currencies partly offset the increase in gross profit for the three and nine months ended September 30, 2019. Gross profit as a percentage of revenues (“gross margin”) was 64.9% and 56.7% for the three and nine months ended September 30, 2019, respectively, as compared to 61.1% and 52.7% for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the increase in gross margin was primarily attributable to increases in DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019.
Salaries and benefits
Salaries and benefits expense increased $2.3 million or 11% and $7.0 million or 12% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, respectively. As a percentage of revenues, these costs decreased to 7.6% and 9.3% for the third quarter and first nine months of 2019, respectively, compared to 8.3% and 9.7% and for the third quarter of 2018 and first nine months of 2018, respectively. The decreases in salaries and benefits as a percentage of revenues were primarily due to the growth in revenues earned from DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing, which require minimal incremental support costs.
Selling, general and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2019 were $12.2 million and $32.0 million, respectively, an increase of $1.0 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. The increases in selling, general and administrative expenses were primarily due to an increase in costs to support the growth in the business partly offset by the strengthening of the U.S. dollar against key foreign currencies. As a percentage of revenues, selling, general and administrative expenses were 3.9% and 4.6% for the three and nine months ended September 30, 2019, respectively, compared to 4.3% and 5.2% for the three and nine months ended September 30, 2018, respectively. The decreases in selling, general and administrative expenses as a percentage of revenues were primarily attributable to the increases in the number of DCC transactions processed due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing, which did not require similar increases in support costs.
Depreciation and amortization
Depreciation and amortization expense increased $1.4 million and $3.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, respectively. The increases were primarily attributable to the deployment of additional ATMs under management and software assets. As a percentage of revenues, depreciation and amortization expense was 5.7% and 7.6% for the third quarter and first nine months of 2019, respectively, as compared to 6.4% and 8.3% for the same periods of 2018. The decreases in depreciation and amortization expenses as a percentage of revenues were primarily attributable to the increases in the number of DCC transactions processed due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing, which did not require similar increases in fixed assets.
Operating income
EFT Processing Segment operating income for the three and nine months ended September 30, 2019 was $150.9 million and $244.2 million, respectively, an increase of $40.5 million or 37% and $69.3 million or 40% as compared to the same periods in 2018, respectively. EFT Processing Segment operating income for the three and nine months ended September 30, 2019 increased primarily due to increases in the number of DCC transactions due to Visa's rule change to allow our ATMs to provide DCC beginning second quarter of 2019, domestic and international surcharge, and foreign currency dispensing as a result of the increased number of ATMs, partly offset by the impact of the strengthening of the U.S. dollar against key foreign currencies.
Operating income as a percentage of revenues (“operating margin”) was 47.7% and 35.2% for the third quarter and first nine months of 2019, respectively, compared to 42.2% and 29.5% for the same periods of 2018. The increase in operating margin was primarily due to higher revenues partially offset by higher operating expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction was $0.19 and $0.11 for the third quarter and first nine months of 2019 as compared to $0.16 and $0.09 for the same periods of 2018.

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2019 and 2018 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent	2019	2018	Increase (Decrease)Amount	Increase (Decrease)Percent
Total revenues	$191,071	$185,431	$5,640	3%	$551,345	$528,739	$22,606	4%
Operating expenses:
Direct operating costs	145,410	142,665	2,745	2%	419,362	403,010	16,352	4%
Salaries and benefits	15,188	14,491	697	5%	44,939	43,235	1,704	4%
Selling, general and administrative	8,838	9,968	(1,130)	(11)%	26,314	27,191	(877)	(3)%
Depreciation and amortization	1,572	1,881	(309)	(16)%	5,113	5,653	(540)	(10)%
Total operating expenses	171,008	169,005	2,003	1%	495,728	479,089	16,639	3%
Operating income	$20,063	$16,426	$3,637	22%	$55,617	$49,650	$5,967	12%
Transactions processed (millions)	398	284	114	40%	1,105	805	300	37%
Revenues
epay Segment total revenues for the three and nine months ended September 30, 2019 were $191.1 million and $551.3 million, respectively, an increase of $5.6 million and $22.6 million as compared to the same periods in 2018, respectively. The increases in total revenues were primarily due to an increase in promotional digital media transactions fulfilled by our cadooz subsidiary that were recorded on a gross value basis and an increase in the number of digital media transactions processed. Foreign currency exchange rate movements decreased total revenues by approximately $6.8 million for the third quarter of 2019 and $27.7 million for the first nine months of 2019 as compared to the same periods in 2018, respectively.
Revenues per transaction were $0.48 for the third quarter and $0.50 for the first nine months of 2019 compared to $0.65 and $0.66 for the same periods in 2018, respectively. The decrease in revenues per transaction was primarily the result of the increase in a high volume of low-value transactions processed in India.
Direct operating costs
epay Segment direct operating costs were $145.4 million and $419.4 million for the three and nine months ended September 30, 2019, respectively, an increase of $2.7 million and $16.4 million as compared to the same periods in 2018, respectively. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increases in direct operating costs for the third quarter and first nine months of 2019 were primarily due to the increases in promotional digital media transactions fulfilled by our cadooz subsidiary and commission paid to wholesalers partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $45.7 million and $132.0 million for the three and nine months ended September 30, 2019, respectively, as compared to $42.8 million and $125.7 million for the three and nine months ended September 30, 2018, respectively. The increases were primarily due to the growth in digital media transactions processed, partly offset by a decrease in prepaid mobile transactions processed in certain markets and the net impact of the U.S. dollar strengthening against key foreign currencies.
During the three and nine months ended September 30, 2019, the gross margin was essentially flat compared to the same periods in the prior year. Gross margin was 23.9% for both the three and nine months ended September 30, 2019, as compared to 23.1% and 23.8% for the same periods in 2018, respectively.

Salaries and benefits
Salaries and benefits expense increased $0.7 million or 5% and $1.7 million or 4% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, respectively. The increases were mainly driven by increased headcount to support growth in the segment. As a percentage of revenues, salaries and benefits were 7.9% and 8.2% for the three and nine months ended September 30, 2019, respectively, which were generally consistent with 7.8% and 8.2% for the same periods in 2018, respectively.
Selling, general and administrative
Selling, general and administrative expenses were $8.8 million and $26.3 million for the three and nine months ended September 30, 2019, respectively, a decrease of 11% and 3% as compared to the same periods in 2018, respectively. As a percentage of revenues, selling, general and administrative expenses were 4.6% and 4.8% for the three and nine months ended September 30, 2019 compared to 5.4% and 5.1% for the same periods in 2018, respectively. The decreases in selling, general and administrative expenses and as a percentage of revenues for both the three and nine months ended September 30, 2019 were mainly due to cost control efforts.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we place in retail stores and the amortization of acquired intangible assets. Depreciation and amortization expense was $1.6 million and $5.1 million for the three and nine months ended September 30, 2019, respectively, a decrease of 16% and 10% as compared to the same periods in 2018, respectively. The decreases were primarily due to certain intangible assets becoming fully amortized in 2019. As a percentage of revenues, depreciation and amortization expense was 0.8% and 0.9% for the three and nine months ended September 30, 2019, respectively, as compared to 1.0% and 1.1% for the three and nine months ended September 30, 2018, respectively.
Operating income
epay Segment operating income for the three and nine months ended September 30, 2019 was $20.1 million and $55.6 million, respectively, an increase of $3.6 million and $6.0 million as compared to the same periods in 2018, respectively. Operating income for the three and nine months ended September 30, 2019 improved as a result of the increase in the portion of higher-margin digital media transactions.
Operating margin for the three and nine months ended September 30, 2019 was 10.5% and 10.1%, respectively, as compared to the 8.9% and 9.4% for the same periods in 2018, respectively. The increases were primarily driven by an increase in the percentage of revenues from digital media products which earn a higher margin than mobile transactions. Operating income per transaction decreased to $0.05 for both the three and nine months ended September 30, 2019, respectively, from $0.06 for both the same periods in 2018, respectively. The decreases in the three and nine months ended September 30, 2019 were primarily due to the increase in high volume, low margin transactions processed in India.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2019 and 2018 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase Amount	Increase Percent	2019	2018	Increase (Decrease)Amount	Increase Percent
Total revenues	$280,837	$268,291	$12,546	5%	$814,201	$768,943	$45,258	6%
Operating expenses:
Direct operating costs	149,663	144,758	4,905	3%	435,901	412,895	23,006	6%
Salaries and benefits	51,555	48,945	2,610	5%	155,424	145,420	10,004	7%
Selling, general and administrative	35,820	32,483	3,337	10%	96,660	93,610	3,050	3%
Depreciation and amortization	8,151	7,854	297	4%	24,448	23,702	746	3%
Total operating expenses	245,189	234,040	11,149	5%	712,433	675,627	36,806	5%
Operating income	$35,648	$34,251	$1,397	4%	$101,768	$93,316	$8,452	9%
Transactions processed (millions)	29.3	27.8	1.5	5%	84.8	79.0	5.8	7%
Revenues
Money Transfer Segment total revenues for the three and nine months ended September 30, 2019 were $280.8 million and $814.2 million, respectively, an increase of $12.5 million or 5% and $45.3 million or 6% as compared to the same periods in 2018. The increases in total revenues for the three and nine months ended September 30, 2019 were primarily due to an increase in the number of money transfers processed, driven by growth in the foreign agent and correspondent payout networks. Foreign currency exchange rate movements decreased total revenues by approximately $5.4 million for the third quarter of 2019 and $22.5 million for the first nine months of 2019 as compared to the same periods in 2018.
Revenues per transaction decreased to $9.58 and $9.60 for the third quarter and first nine months of 2019, respectively, from $9.65 and $9.73 for the same periods in 2018. The decreases were primarily due to the impact of the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
Money Transfer Segment direct operating costs were $149.7 million and $435.9 million for the three and nine months ended September 30, 2019, respectively, an increase of $4.9 million or 3% and $23.0 million or 6% as compared to the same periods in 2018. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increases in direct operating costs for the three and nine months of 2019 were primarily due to growth in the number of money transfer transactions processed in foreign markets.
Gross profit
Gross profit was $131.2 million and $378.3 million for the three and nine months ended September 30, 2019, respectively, as compared to $123.5 million and $356.0 million for the three and nine months ended September 30, 2018, respectively. The increases in gross profit were primarily due to growth in the number of money transfer transactions processed in foreign markets.
During the three and nine months ended September 30, 2019, gross margin remained flat at 46.7% and 46.5%, respectively, as compared to 46.0% and 46.3% for the same periods in 2018, respectively.
Salaries and benefits
Salaries and benefits expense increased $2.6 million or 5% and $10.0 million or 7% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increases in salaries and benefits were primarily due to the expansion of our operations in the U.S. and foreign markets. As a percentage of revenues, salaries and benefits were essentially flat at 18.4% and 19.1% for the three and nine months ended September 30, 2019, respectively, as compared to 18.2% and 18.9% for the same periods in 2018, respectively.

Selling, general, and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2019 were $35.8 million and $96.7 million, respectively, an increase of $3.3 million or 10% and $3.1 million or 3% as compared to the same periods of 2018, respectively. The increase in the third quarter of 2019 was primarily due to the increase in expenses to support double digit growth in U.S. outbound and international originated remittances, partially offset by limited growth from the xe business stemming from Brexit uncertainties and the previously announced decline in U.S. domestic transfers as a result of additional ID requirements on domestic transactions.

As a percentage of revenues, selling, general and administrative expenses were 12.8% and 11.9% for the three and nine months ended September 30, 2019, respectively, as compared to 12.1% and 12.2% for the same periods in 2018, respectively. For the third quarter of 2019, the increase in selling, general and administrative expenses as a percentage of revenues was primarily due to the increase in expenses to support double digit growth in U.S. outbound and international originated remittances, partially offset by limited growth from the xe business stemming from Brexit uncertainties and the previously announced decline in U.S. domestic transfers as a result of additional ID requirements on domestic transactions. For the first nine months of 2019, the decrease on selling, general and administrative expenses as a percentage of revenue was primarily due to increases in the number of money transfers processed, which require minimal incremental support costs.
Depreciation and amortization
Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. Depreciation and amortization expense increased $0.3 million or 4% and $0.7 million or 3% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, largely due to the increased capital additions as a result of business growth.
As a percentage of revenues, depreciation and amortization expense was 2.9% for the third quarter of 2019 and 3.0% for the first nine months of 2019, which was essentially unchanged compared to 2.9% and 3.1% for the same periods of 2018, respectively.
Operating income
Money Transfer Segment operating income for the three and nine months ended September 30, 2019 was $35.6 million and $101.8 million, respectively, an increase of $1.4 million or 4% and $8.5 million or 9% as compared to the same periods of 2018, respectively. Operating income for the three and nine months ended September 30, 2019 increased primarily due to the growth in the number of money transfers processed partly offset by the additional salaries and benefits costs incurred.
As a percentage of revenues, operating margin was 12.7% and 12.5% for the three and nine months ended September 30, 2019, respectively, as compared to 12.8% and 12.1% for the same periods in 2018, respectively. Operating income per transaction was $1.22 and $1.20 for the three and nine months ended September 30, 2019, respectively, as compared to $1.23 and $1.18 for the same periods in 2018, respectively. The decreases in operating margin and operating income per transaction for the third quarter of 2019 were primarily due to the increase in expenses to support double digit U.S. outbound and international originated remittances, partially offset by limited growth from the xe business stemming from Brexit uncertainties and the previously announced decline in U.S. domestic transfers as a result of additional ID requirements on domestic transactions. The increases in operating margin and operating income per transaction for the first nine months of 2019 were primarily due to the growth in the number of money transfers processed which did not require similar increases in support costs.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2019 and 2018 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$10,675	$8,019	$2,656	33%	$27,630	$24,178	$3,452	14%
Selling, general and administrative	1,868	2,112	(244)	(12)%	5,731	6,809	(1,078)	(16)%
Depreciation and amortization	79	32	47	147%	228	94	134	143%
Total operating expenses	$12,622	$10,163	$2,459	24%	$33,589	$31,081	$2,508	8%
Corporate operating expenses
Overall, operating expenses for Corporate Services were $12.6 million and $33.6 million for the three and nine months ended September 30, 2019, respectively, an increase of 24% and 8% when compared to the same periods in 2018, respectively. The increases were primarily attributable to an increase in bonus expense due to our improved operating results compared to targets.

OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent	2019	2018	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$568	$288	$280	97%	1,424	1,000	424	42%
Interest expense	(9,093)	(11,269)	2,176	(19)%	(27,321)	(28,936)	1,615	(6)%
Loss on early retirement of debt	—	—	—	n/m	(9,831)	—	(9,831)	n/m
Foreign currency exchange loss, net	(10,967)	(2,704)	(8,263)	n/m	(7,880)	(21,459)	13,579	n/m
Loss from unconsolidated affiliates	—	—	—	n/m	—	(117)	117	n/m
Other (loss) gains	—	(34)	34	n/m	(4)	26	(30)	n/m
Other expense, net	$(19,492)	$(13,719)	$(5,773)	n/m	$(43,612)	$(49,486)	$5,874	n/m
________________
n/m — Not meaningful
Interest income
The increases in interest income for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 were due to the interest earned from the immediate proceeds we received from the issuance of Convertible Notes and the Senior Notes before they were fully utilized in the business.
Interest expense
The decreases in interest expense for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 were primarily related to the lower weighted average borrowing rates.
Loss on early retirement of debt
The increase in loss on early retirement of debt for the first nine months of 2019 when compared to the same period in 2018 was due to the early retirement of the Retired Convertible Notes that were scheduled to mature in 2044 on May 28, 2019.
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
We recorded net foreign currency exchange losses of $11.0 million and $7.9 million for the three and nine months ended September 30, 2019, respectively, as compared to net foreign currency exchange losses of $2.7 million and $21.5 million for the same periods in 2018, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 21.2% and 26.0% for both the three and nine months ended September 30, 2019, respectively, as compared to 25.5% and 27.4% for the three and nine months ended September 30, 2018, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2019 and 2018 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates. The decrease in the effective tax rates for the three and nine of 2019 ended September 30, 2019 compared to the same periods in 2018 was largely due to the recognition of tax benefits from income tax return to provision true ups, and a decrease in the statutory rate in India, partially offset by the release of unrecognized tax benefits in the first half of 2018 from the settlement or expiration of tax audit examinations.
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

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $137.6 million and $240.3 million for the three and nine months ended September 30, 2019, respectively, an increase of $34.9 million and $67.4 million as compared to the same periods in 2018. The increase in net income for the first nine months of 2019 was primarily due to an increase in operating income of $81.2 million, a $13.6 million decrease in net foreign currency exchange loss, and a decrease in interest expense of $1.6 million, partly offset by a $19.2 million increase in income tax expense and an increase in loss on early retirement on debt of $9.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2019 and December 31, 2018, we had working capital, which is calculated as the difference between total current assets and total current liabilities, of $1,283 million and $709 million, respectively. Our ratio of current assets to current liabilities at September 30, 2019 and December 31, 2018 was 1.88 and 1.51, respectively. The increase in working capital was primarily due to the ATM cash funded by the long-term debt and improved operating results .
We require substantial working capital to finance operations. In the Money Transfer Segment, we fund the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends, and domestic and international banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in several countries, we fund the cash required to operate our ATM network from borrowings and cash flows from operations. As of September 30, 2019, we had approximately $738 million of our own cash in use or designated for use in our ATM network, which is recorded in cash and cash equivalents and trade accounts receivable, for ATM withdrawals pending settlement, on the Consolidated Balance Sheet.
We had cash and cash equivalents of $1,731 million at September 30, 2019, of which $1,288 million was held outside of the United States and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine month periods ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
Liquidity	2019	2018
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$364,379	$192,573
Investing activities	(104,401)	(99,369)
Financing activities	461,632	247,087
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(57,807)	(38,084)
Increase in cash and cash equivalents and restricted cash	$663,803	$302,207

Operating activity cash flow
Cash flows provided by operating activities were $364.4 million for the first nine months of 2019 compared to $192.6 million for the first nine months of 2018. The increase is primarily due to fluctuations in working capital, mainly associated with the timing of the settlement processes with content providers in the epay Segment and with correspondents in the Money Transfer Segment, and improved operating results.
Investing activity cash flow
Cash flows used in investing activities were $104.4 million for the first nine months of 2019 compared to $99.4 million for the first nine months of 2018. During the first nine months of 2018, we used $12.9 million for a business acquisition. There was no material acquisition in the first nine months of 2019. We used $100.4 million for purchases of property and equipment for the first nine months of 2019 compared to $82.1 million for the first nine months of 2018. Cash used for software development and other investing activities totaled $4.0 million and $4.4 million for the first nine months of 2019 and 2018, respectively.
Financing activity cash flow
Cash flows provided by financing activities were $461.6 million for the first nine months of 2019 compared to $247.1 million for the first nine months of 2018. Our financing activities for the first nine months of 2019 consisted of net borrowings of $514.2 million compared to net borrowings of $417.2 million for the first nine months of 2018. The increase in net borrowings for the first nine months of 2019 compared to the same period of 2018 was the result of the issuance of $1,195 million of new Convertible Notes and Senior Notes to fund the operating cash of our IAD networks, net repayment of $215 million as compared to the $264 million net borrowing on revolving credit facility borrowings, early retirement of the $447 million Retired Convertible Notes, and the $200 million ATM credit facility that we entered into during the first nine months of 2018 which did not recur in the current period. During the first nine months of 2019, we repaid $19 million of short-term debt obligations. We repurchased $37.3 million and $177.2 million of our stock during the first nine months of 2019 and 2018, respectively. During the first nine months of 2019 and 2018, respectively, we repurchased $34.5 million and $175.0 million of our shares, respectively, and paid $2.8 million and $2.2 million, respectively, for the amount of payroll taxes represented by the common stock withheld on restricted stock vestings and stock option exercises. We received proceeds from stock option exercises of $8.3 million and $11.8 million for the first nine months of 2019 and 2018, respectively.
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
As of September 30, 2019, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of September 30, 2019, we had $0.7 million of borrowings and $49.2 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $950.1 million under the Credit Facility was available for borrowing based upon the borrowing base and financial covenants in our Credit Facility.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the "Indenture"), by and between the Company and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods).
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
1.375% Senior Notes due 2026 - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of the Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2019, the Company has outstanding €600 million ($653.9 million) euro-denominated principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other debt obligations - Certain of our subsidiaries also have available credit lines and overdraft facilities to generally supplement short-term working capital requirements. As of September 30, 2019, there was $18.8 million outstanding under these other obligation arrangements.
Other uses of capital
Capital expenditures and needs - Total capital expenditures, including capital lease expenditures, for the first nine months of 2019 were $105.6 million. These capital expenditures were made primarily for the purchase of ATMs to expand our independent ATM network in Europe and Asia, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2019 are currently estimated to range from approximately $135 million to $140 million.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2019, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2019. See also Note 12, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2019, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2018, other than those resulting from changes in the amount of debt outstanding discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2019, our total debt outstanding was $1,107 million. Of this amount, $1,087 million, net of debt discounts, or 98% of our total debt obligations, relates to our Convertible Notes and Senior Notes that each have a fixed coupon rate. The $525 million aggregate principal amount of the Convertible Notes issued on March 18, 2019, accrue cash interest at a rate of 0.75% of the principal amount per annum. The fair value of the fixed rate Convertible Notes was $587.3 million as of September 30, 2019 based on quoted market prices, compared to a carrying value of $433.3 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4%. The €600 million aggregate principal amount of the Senior Notes, accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of September 30, 2019, the fair value of our fixed rate Senior Notes was $659.2 million, compared to a carrying value of $653.9 million. The Credit Facility borrowings were $0.7 million. If we were to maximize the potential borrowings available under the Credit Facility and maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional annual interest expense to the Company of approximately $9.5 million.
The remaining $18.8 million, or 2%, of our total debt obligations as of September 30, 2019, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first nine months of 2019, approximately 74% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2019, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $120 million to $125 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency exchange gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $135 million to $140 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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

A majority of our consumer-to-consumer money transfer operations involves receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange loss, net on the Consolidated Statements of Income. As of September 30, 2019, we had foreign currency derivative contracts outstanding with a notional value of $146 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our xe operations write for customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2019, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $80 million, primarily in euros.
See Note 8, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
July 1 - July 31, 2019	—	$—	—	$320,000
August 1 - August 31, 2019	—	—	—	320,000
September 1 - September 30, 2019	275,181	144.45	275,181	280,249
Total	275,181	$144.45	275,181
(1) Amount remaining to be repurchased at the end of the period. The Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Euronet has repurchased $214.8 million of stock under the Repurchase Program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Income (unaudited) for the three months and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
November 7, 2019
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer