Form 10-K
period 2019-12-31
EURONET WORLDWIDE INC
filed 2020-03-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31648

EURONET WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)
________________________

Delaware	74-2806888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 College Boulevard
Leawood,	Kansas	66211
(Address of principal executive offices)		(Zip Code)

(913) 327-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	EEFT	Nasdaq Global Select Market
1.375% Senior Notes due 2026	EEFT26	Nasdaq Global Market

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

As of June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.8 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 28, 2019.

As of February 28, 2020, the registrant had 53,519,855 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

References in this report to “we,” “our,” “us,” the “Company” and “Euronet” refer to Euronet Worldwide, Inc. and its subsidiaries unless the context indicates otherwise.

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

Core Business Segments

We operate in the following three segments as of December 31, 2019:

The Electronic Fund Transfer ("EFT") Processing Segment processes transactions for a network of 46,070 ATMs and approximately 330,000 POS terminals across Europe, the Middle East and Asia Pacific. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, domestic and international ATM surcharge, advertising, customer relationship management (“CRM”), mobile top-up, bill payment, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. In 2019, the EFT Processing Segment accounted for approximately 32% of Euronet's consolidated revenues.

The epay Segment provides distribution and processing of prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards and services throughout our worldwide distribution network. We operate a network that includes approximately 728,000 POS terminals that enable electronic processing of prepaid mobile airtime “top-up” services and other digital media content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2019, the epay Segment accounted for approximately 28% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, and IME, and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 397,000 locations. xe is a provider of foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). We offer global account-to-account money transfer services through our websites (www.xe.com and https://transferxe.com) and xe customer service representatives. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium sized businesses. We are one of the largest global money transfer companies measured by revenues and transaction volumes. In 2019, the Money Transfer Segment accounted for approximately 40% of Euronet's consolidated revenues.

Euronet conducts business globally, serving customers in approximately 170 countries. We have 13 transaction processing centers, six in Europe, five in Asia Pacific and two in North America. We also maintain 66 business offices that are located in 41 countries. Our corporate offices are located in Leawood, Kansas, USA.

Historical Perspective

Euronet was established in 1994 as Euronet Bank Access Kft., a Hungarian limited liability company. Operations began in 1995 when we established a processing center in Budapest, Hungary and installed our first ATMs in Hungary, followed by Poland and Germany in 1996. Euronet was reorganized in March 1997 in connection with its initial public offering, and at that time, our operating entities became wholly owned subsidiaries of Euronet Services, Inc., a Delaware corporation. We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.

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

In 2005, we expanded our product offerings of the EFT Processing Segment through the acquisition of Instreamline S.A., a Greek company that provides credit card and POS outsourcing services in addition to debit card and transaction gateway switching services in Greece and the Balkan region. In 2007, we combined our EFT and Software segments as both businesses are strategically aligned due to the fact that our software segment primarily supports our EFT service offerings and processing centers. In 2009 Euronet, through one of its group companies, was granted authorization as an e-money institution in the United Kingdom ("U.K.") under the E-Money Directive of the European Union ("E.U."). In 2011, the Second E-Money Directive ("2EMD") came into effect. 2EMD enables authorized e-money institutions to provide payment services and issue e-money throughout the European Economic Area ("EEA") under a single regulatory framework. As a result of 2EMD, Euronet, through one of its group companies, obtained relevant memberships of Visa and Mastercard during 2011. By obtaining the status as an authorized e-money institution together with its principal memberships of Visa and Mastercard, Euronet has been able to expand its Independent ATM Deployment ("IAD") networks across Europe. In 2018, Euronet, through one of its group companies, was reauthorized by the U.K. Financial Conduct Authority to provide payment services under the Second Payment Services Directive (“PSD2”) as well as continue to provide e-money serves under the 2EMD. By the end of 2019, Euronet's IAD network of ATMs had expanded to include 29 countries. Our product portfolio for the EFT Processing Segment operates in 86 countries.

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

In 2007, we established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies measured by revenues and transaction volumes. Established in 1987, Ria originates and terminates transactions through a network of sending agents and Company-owned stores located around the world. In November 2009, Ria obtained a payment services license under the E.U.'s Payment Services Directive ("PSD") from the U.K. Financial Services Authority, (now the Financial Conduct Authority), which allowed Ria to operate under one license and one regulator for all EEA Member States ("Member States"). Ria also obtained payment services licenses in Spain and France. The licenses also facilitated expansion into new markets through the sales of money transfers through agents in countries where the use of agents was not previously permitted. Ria became reauthorized under PSD2 in 2018. In 2014, Euronet added a complementary product to the money transfer portfolio through the acquisition of HiFX, which offered account-to-account international payment services to high-income individuals and small-and-medium sized businesses. In 2015, we completed the acquisition of IME (M) Sdn Bhd ("IME") which provided Euronet with immediate entry into the Asian and Middle East money transfer send markets. In 2015, we also added a complementary business line through the acquisition of xe Corporation ("xe"), which provides currency-related data and international payment services. In addition to expanding its money transfer network, the segment expanded its product portfolio to offer complementary non-money transfer products such as bill payment and check cashing, and prepaid services in conjunction with the epay Segment.

In October 2016, the Company completed the acquisition of YourCash Europe Limited and its subsidiaries (“YourCash”). YourCash is a company incorporated in England that owns and operates primarily merchant filled ATMs in the United Kingdom, the Netherlands, and Ireland.

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

In November 2019, the company completed the acquisition of a small ATM outsourcing network.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing; card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion, domestic and international surcharge, advertising, CRM, prepaid mobile top-up, bill payment, money transfer, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand-alone products. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges and margins earned on dynamic currency conversion transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily service financial institutions in the developing markets of Central, Eastern and Southern Europe (Hungary, Poland, the Czech Republic, Croatia, Romania, Serbia, Greece and Ukraine), the Middle East and Asia Pacific (India, China, Malaysia, Pakistan and the Philippines), as well as several developed countries in Western Europe. As of December 31, 2019, we operated 46,070 ATMs compared to 40,354 at December 31, 2018. The increase was largely due to the expansion of our ATM networks in Asia Pacific and Europe.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, dynamic currency conversion transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate (“CAGR”) of approximately 19.1% as indicated in the following table:

(in millions)	2015	2016	2017	2018	2019
EFT Processing Segment transactions per year	1,523	1,885	2,352	2,721	3,052

Our processing centers for the EFT Processing Segment are located in Martinsreid, Germany; Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and a new, innovative switching software package named “REN” which is hosted in Germany and India. The processing centers operates 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to REN.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management solutions to financial institutions, merchants, mobile phone operators and other organizations using our processing centers' electronic financial transaction processing software. Our outsourced management solutions include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit and debit card databases and other financial processing services. These solutions include 24-hour monitoring of each ATM's status and cash condition, managing the cash levels in each ATM, coordinating the cash delivery and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, any new outsourced management solutions agreements should provide additional revenue with lower incremental cost.

Our outsourced management solutions agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements.

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

When a bank cardholder conducts a transaction on a Euronet-owned ATM or automated deposit terminal, we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the “interchange fee.” All of the banks in a shared ATM and POS switching system establish the amount of the interchange fee by agreement. We receive transaction processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. In some cases, we may also charge a direct access fee or surcharge to cardholders at the ATM. The direct access fee is added to the amount of the cash withdrawal and debited from the cardholder's account.

We generally receive fees or earn margin from our customers for six types of ATM transactions:

•	Cash withdrawals;

•	Cash deposits;

•	Balance inquiries;

•	Transactions not completed because the relevant card issuer does not give authorization;

•	Dynamic currency conversion; and

•	Prepaid telecommunication recharges and other electronic content.

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we operate under sponsorship by our own e-money licensed entity, Euronet 360 Finance Limited ("E360"). In some markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as “sponsorship agreements”) for the acceptance of domestic cards and/or cards bearing international logos, such as Visa and Mastercard. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organizations on a stand-in basis. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. The financial institution provides the cash needed to complete transactions on the ATM, but we do provide a significant portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

Under our card acceptance agreements, the ATM transaction fees we charge vary depending on the type of transaction and the number of transactions attributable to a particular card issuer. Our agreements generally provide for payment in local currency, though transaction fees are sometimes denominated in euros or U.S. dollars. Transaction fees are billed to financial institutions and card organizations with payment terms typically no longer than one month.

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

Euronet offers multinational merchants a Single European Payments Area (“SEPA”)-compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in euros, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of the location. This single, centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the eurozone, our platform can serve merchants in these countries as well, through our multi-currency functionality.

Software Solutions

We also offer a suite of integrated software solutions for electronic payments and transaction delivery systems. We generate revenues for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.

Our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our proprietary software is used by our processing centers in the EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options. Our proprietary software consists of our legacy ITM software, which we have used and sold to banks since 1998 through our Software Solutions unit, and an innovative switching software package named REN that we released in 2017.

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

Additional growth opportunities are driven through financial institutions that are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to our customers under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs and POS terminals that we operate under management services agreements and continued development of our credit and debit card outsourcing business could provide continued growth while minimizing our capital investment.

Complementary services offered by our epay Segment, where we provide prepaid mobile top-up services through POS terminals, strengthens the EFT Processing Segment's line of services. We plan to continue to expand our technology and business methods into other markets where we operate and further leverage our relationships with mobile phone operators and financial institutions to facilitate that expansion.

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

Competition

Our principal EFT Processing Segment competitors include ATM networks owned by financial institutions and national switches consisting of consortiums of local banks that provide outsourcing and transaction services to financial institutions and independent ATM deployers in a particular country. Additionally, large, well-financed companies that operate ATMs offer ATM network and outsourcing services, and those that provide card outsourcing, POS processing and merchant acquiring services also compete with us in various markets. Small local operators have also recently begun offering their services, particularly in the IAD market. None of these competitors has a dominant market share in any of our markets. Competitive advantages in our

EFT Processing Segment include breadth of service offering, network availability and response time, price to both the financial institution and to its customers, ATM location and access to other networks.

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other electronic content and payment processing services for various prepaid products, cards and services on a network of approximately 728,000 POS terminals across approximately 339,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. Our processing centers for the epay Segment are located in Billericay, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA.

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

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content and from telecommunications service providers for the sale and distribution of prepaid mobile airtime. In 2019, of the total revenues and gross profit for the epay Segment, approximately 63% of total revenues and approximately 72% of gross profit was from electronic content other than prepaid mobile airtime (digital media products).

Customers purchase digital media prepaid content as a gift or for self-use. Content is generally purchased in two ways:

•	Directly online from the content provider using an online payment method; or

•	Through physical retail stores, online retailers or other electronic channels, including payment wallets, online banking, mobile applications and other sources.

Customers using mobile phones generally pay for usage in one of two ways:

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

Prepaid mobile phone credits are generally distributed using personal identification numbers ("PINs"). We distribute PINs in two ways. First, we establish an electronic connection to the mobile operator and the retailer. When the sale to a customer is initiated, the terminal requests the PIN from the mobile operator via our transaction processing platform. These transactions obtain the PIN directly from the mobile operator. The customer pays the retailer and the retailer becomes obligated to make settlement to us of the principal amount of the mobile airtime sold. We maintain systems that know the amount of mobile top-up sold by the retailer which allows us in turn to bill that retailer for the mobile top-up sold.

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

We expand our distribution networks by signing new contracts with retailers, and in some markets, by acquiring existing networks. We continue to focus on growing our distribution network through independent sales organizations that contract directly with retailers in their network to distribute prepaid mobile airtime or other digital media content from the retailers' POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, gas stations, and other larger scale retailers, where we can negotiate agreements with the retailers on multi-year bases.

In addition to the sale of traditional mobile top-up volume described above, we have expanded distribution into digital media products and other value-added services. We have leveraged our existing technology infrastructure to sell digital media products, which have been sold through our traditional retailer network and new retailer networks such as electronic channels. In the U.S., most prepaid digital media content is purchased for gifting; in markets outside the U.S., consumers generally purchase prepaid digital media content for self-use.

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

The number of transactions processed on our POS network over the last five years are indicated in the table below:

(in millions)	2015	2016	2017	2018	2019
epay processing transactions per year	1,335	1,294	1,186	1,149	1,542

The loss of a high-volume, low-margin customer in the Middle East in 2017 contributed to a decline in processing transactions in 2017 and 2018. The addition of a high-volume, low-margin market in India contributed to an overall increase in processing transactions in 2019.

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

We believe our size and market share are competitive advantages in many markets. In addition, we believe our processing platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator and digital media content provider requirements where appropriate. Our platforms are also able to provide value added services other than processing which makes us a more valuable partner to the content providers and retailers. We have introduced new digital products into the marketplace such as digital payment for online media subscriptions. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market for these products.

The principal competitive factors in the epay Segment include price (that is, the level of commission paid to retailers for each transaction), breadth of products and up-time offered on the system. Major retailers with high volumes are able to demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile operators are expanding their distribution networks to provide top-up services on-line or via mobile devices, which provides other alternatives for consumers to use.

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, and xe. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 397,000 locations and our website riamoneytransfer.com and online.imeremit.com. Most of our money transfers are originated through sending agents in approximately 34 countries, with money transfer delivery completed in 160 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

In addition, we provide global account-to-account money transfer services under the brand name xe. We offer money transfer services via our websites (www.xe.com and https://transferxe.com) and through customer service representatives. xe also provides foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium sized businesses.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 13.7% as indicated in the following table:

(in millions)	2015	2016	2017	2018	2019
Money transfer transactions per year	68.7	82.3	92.2	107.6	114.5

Our sending agent network includes a variety of agents, including Walmart, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Bracknell, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia. We mainly operate Ria call centers in Buena Park, California; Antiguo Cuscatlán, El Salvador; Kuala Lumpur, Malaysia; Dakar, Senegal; Mumbai, India and Madrid, Spain and provide multi-lingual customer service for both our agents and consumers. Additionally, we operate a call center for xe in Sydney, Australia.

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $54 billion in money transfers in 2019.

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

Ria money orders are widely recognized and exchanged throughout the United States. Our check cashing services cover payroll and personal checks, cashier checks, tax refund checks, government checks, insurance drafts and money orders. Our bill payment services offer timely posting of customer bills for over 8,000 companies, including electric and gas utilities and telephone/wireless companies. Bill payment services are offered primarily in the U.S.

xe offers account-to-account international payment service to high-income individuals and small-and-medium sized businesses, complementing our existing consumer-to-consumer money transfer business. xe has a multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative. xe offers cash management solutions and foreign currency risk management services to small-and-medium sized businesses. xe also offers foreign currency exchange subscriptions and advertising on its websites.

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

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand our agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through our stores and agents and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth. Additionally, we are expanding our xe business into new markets.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Bangladesh, Benin, Bhutan, Bosnia-Herzegovina, Burundi, China, Costa Rica, Cote d'Ivoire, Cuba, Djibouti, Dominican Republic, Ecuador, Egypt, Eritrea, Ethiopia, Fiji, Gabon, Ghana, Guatemala, Mali, Mauritania, Mexico, Pakistan, Philippines, Poland, Romania, Saudi Arabia, Senegal, Tunisia, Uganda, Ukraine, Vietnam, Burkina Faso, El Salvador, Gambia, Georgia, Guinea, Guinea Bissau, Honduras, India, Kenya, Kyrgyzstan, Liberia, Mauritius, Moldova, Morocco, Myanmar, Niger, Nigeria, Rwanda, Sri Lanka, Suriname, Tanzania, Thailand, Turkey, Yemen and Zambia.

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, together with hundreds of smaller registered and unregistered money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competition includes The Western Union Company, the leading competitor with revenue approximately two times greater than our revenue. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that compete with traditional money payment services, such as stored-value cards, debit networks and web-based services and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Employees

We had approximately 7,700, 7,100 and 6,600 employees as of December 31, 2019, 2018, and 2017, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2019 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products, are regulated services requiring a license under the PSD2, which replaced PSD effective January 13, 2018. Key changes made by PSD2 to PSD include: extension of PSD rules on transparency to additional transactions not previously covered by PSD; enhanced cooperation and information exchange between authorities in the context of authorization and supervision of payment institutions and electronic money institutions; and increased obligations around the management of operational and security risk, increased obligations relating to complaints handling and additional requirements regarding payment security.

PSD2 requires a license to perform certain defined "payment services" in a European country, which may be extended throughout the Member States through passporting. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. To date, we have passported our U.K., German and Spanish payment services authorizations to several Member States and our Spanish authorization to several host Member States. Additionally, in the U.K., we have obtained an e-money license under the 2EMD. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD2 licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls and can be passported to Member States. Our e-money license holder is currently operating in over twenty-one Member States.

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

Privacy and Information Security Regulations

Our Money Transfer Segment operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act (“GLBA”) and various state laws including California Consumer Privacy Act ("CCPA"), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include the E.U.'s General Data Protection Regulation (2016/679) ("GDPR"), which became effective from May 25, 2018, as well as the laws of other countries.

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

We comply with the GLBA and state privacy provisions. In October 2015, the European Court of Justice invalidated the European Commission’s decision of 2000 regarding the transfer of personal data from the E.U. to the United States (known as the "Safe Harbor Decision"). Despite the October 2015 ruling of the European Court of Justice, we believe we remain in compliance with E.U. regulations regarding the transfer of personal data to the United States and other jurisdictions.

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

The brand names of “Ria,” “Ria Financial Services,” “Ria Envia,” “xe,” "AFEX," "IME," derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

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

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as of February 28, 2020 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	63	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	62	November 2002	Executive Vice President - Chief Financial Officer
Jeffrey B. Newman	65	December 1996	Executive Vice President - General Counsel
Kevin J. Caponecchi	53	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	49	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	56	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	44	January 2014	Senior Vice President - Chief Technology Officer

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

Additionally, economic or political instability, wars, civil unrest, terrorism, epidemics (including but not limited to, Coronavirus outbreak) and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

The current U.S. presidential administration has proposed certain actions that could have an adverse effect on our money transfer business.

Our money transfer business relies on the free flow of funds along remittance corridors, and our largest corridor is the U.S. to Mexico. Our business benefits from free trade agreements such as the North American Free Trade Agreement ("NAFTA"). On September 30, 2018, the U.S. drafted a new free trade agreement with Canada and Mexico, which was signed on November 30, 2018. If the new USMCA Agreement is not approved by all three countries, then the U.S. administration may exercise its right to withdraw from NAFTA after a six month notice period. The U.S. and Mexico have approved the USMCA agreement. Any withdrawal from NAFTA or the adoption of other proposals that tax, restrict or otherwise limit remittances or transfers of money out of the U.S. could have a material adverse impact on our business.

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

As of December 31, 2019, total liabilities were $3,078 million, of which $1,091 million represents long-term debt obligations, and total assets were $4,658 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Our total assets include approximately $885.7 million, or 19% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

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

In October 2015, the European Court of Justice invalidated the European Commission’s decision regarding the transfer of personal data from the E.U. to the United States (known as the "Safe Harbor Decision"). Prior to the ruling of the European Court of Justice, the Safe Harbor Decision provided a mechanism that facilitated personal data transfers to the United States in compliance with the E.U.’s Directive on Data Protection. Our money transfer business relies on the transfer of E.U. citizens’ personal information to the United States to enable payment of money remittance transactions to beneficiaries through our correspondent network. Despite the October 2015 ruling of the European Court of Justice, we believe we remain in compliance with E.U. regulations regarding the transfer of personal data to the United States and other jurisdictions. If we are unable to transfer personal data from the E.U. to the United States or other countries where we operate, then it could affect the manner in which we provide our services or adversely affect our financial results.

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

A significant number of our ATMs are located in countries in the European Union that use the euro. From time to time, some of these countries, have considered leaving the European Union and adopting another currency. If such an event were to occur, the conversion of cash that we hold in banks and in our ATM network in that country from euros to another currency could have an adverse effect on our financial condition or results of operations, either from initial conversion or from subsequent changes in currency exchange rates. The magnitude of this risk increases when cash balances in our ATM network increase during the tourism season. While such currency change does not appear to be an immediate risk under current circumstances, the Company continues to monitor developments in this area and will attempt to mitigate any adverse effects where possible.

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

•	classification of our directors into three classes with respect to the time for which they hold office;

•	supermajority voting requirements to amend the provision in our certificate of incorporation providing for the classification of our directors into three such classes;

•	non-cumulative voting for directors;

•	control by our board of directors of the size of our board of directors;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings. and

•	an exclusive forum bylaw provision for all internal corporate claims.

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

An additional 8.7 million shares of Common Stock, representing approximately 16% of the shares outstanding as of December 31, 2019, could be added to our total Common Stock outstanding through the exercise of options or the issuance of additional shares of our Common Stock pursuant to existing convertible debt and other agreements. Once issued, these shares of Common Stock could be traded into the market and result in a decrease in the market price of our Common Stock.

As of December 31, 2019, we had 3.0 million and 0.5 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our Common Stock. Of this amount, 1.7 million options are vested and exercisable as of December 31, 2019. Approximately 2.4 million additional shares of our Common Stock may be issued in connection with our stock incentive and employee stock purchase plans.

Accordingly, based on current trading prices of our Common Stock, approximately 2.1 million shares could potentially be added to our total current Common Stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 3.5 million total options and restricted stock awards outstanding, an aggregate of 2.1 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Upon the occurrence of certain events, another 2.8 million shares of Common Stock could be issued upon conversion of the Company's convertible notes issued in March 2019; in certain situations, the number of shares issuable could be higher. While we have stated that we intend to settle any conversion of these notes by issuing cash for the principal value of the notes and issuing shares of Common Stock for the conversion value in excess of the principal, which would significantly reduce the number of shares issued upon conversion, if our financial condition significantly and adversely changes, we may not be able to settle as intended should the notes be converted.

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

Our epay Segment derives revenues based on processing fees and commissions from mobile phone operators and other content providers. Growth in our prepaid mobile business in any given market is driven by a number of factors, including the overall pace of growth in the prepaid mobile phone market which is impacted by competing postpaid services, our market share of the retail distribution capacity, the level of commission that is paid to the various intermediaries in the prepaid mobile airtime distribution chain, and the value provided to the retailers through the types of products offered and the level of integration with their systems. Also, competition among prepaid mobile distributors results in retailer churn and the reduction of commissions paid by prepaid content providers, although a portion of such reductions can be passed along to retailers. In recent years, processing fees and commissions per transaction have declined in most markets, and we expect that trend to continue. Additionally, the number of prepaid mobile top-up transactions we process has declined in certain markets. We have generally been able to mitigate these trends due to growth in the number of higher margin digital media product transactions, driven by acquisitions and organic growth. If we cannot continue to increase our transaction levels and per-transaction fees and commissions continue to decline, the combined impact of these factors could adversely impact our financial results.

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

In March 2018, the E.U. proposed additional regulations on cross border transactions within the E.U., including specific regulations on DCC. In December 2018, the European Commission, European Council and European Parliament agreed to legislation that requires disclosure of foreign exchange margins applicable to DCC transactions and eventual comparability between foreign exchange rates offered by DCC providers and bank card issuers. The new legislation comes into effect in April 2020. Such regulation could materially and adversely impact our financial results, by reducing the number of DCC transactions performed over our networks and the level of profit we generate from such transactions.

The E.U. has passed a regulation called the GDPR that establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR came into effect across the E.U. on May 25, 2018. The GDPR established stringent requirements for the collection and processing of personal information of individuals within the E.U., established certain rights of individuals regarding personal information processed by companies as well as requirements for information security and imposed significant fines that may be revenue-based for violation of its requirements. The GDPR applies to transfers of personal information from the E.U. to countries outside the E.U., including the U.S. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could materially and adversely affect our financial results.

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

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company, including third party vendors or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM, money transfer and electronic financial transaction networks. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed in our SEC filings, we were the subject of computer security breaches, and we cannot exclude the possibility of additional breaches in the future.
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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2019, the amount of cash used in our ATM networks under these supply agreements was approximately $489 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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
The Brexit withdrawal agreement (officially: Agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community) is a treaty between the European Union (EU), the European Atomic Energy Community ("Euratom"), and the United Kingdom (UK), signed on 24 January 2020, setting the terms of the withdrawal of the latter from the former two (Brexit). The withdrawal agreement provides for a transition period until December 31, 2020, during which the U.K. remains in the single market, in order to ensure frictionless trade until a long-term relationship is agreed. However, as of February 2020, the withdrawal of the U.K. and Northern Ireland from the E.U. remains subject of negotiations yet to come. If no such agreement is reached by that date and the transition period is not extended, a no-deal Brexit would remain the default outcome in 2021. Although it remains unknown what the final terms will be, it is likely that there will be greater restrictions on the terms of trade and immigration between the U.K. and E.U. countries, and increased regulatory complexities.

xe adjusted operating income decreased compared to 2018 primarily due to lower revenues due to Brexit uncertainty.
Our EFT Processing Segment and our Money Transfer Segment operate subsidiaries that are licensed in the U.K. as payment institutions and as an e-money institution and have passported their licenses under the PSD2 and 2EMD, respectively, across the Member States.  When the U.K. leaves the E.U. single market without an agreement or without an agreement to continue passporting rights, then U.K. payment and/or e-money institutions may lose their rights to continue providing services in the E.U. after December 31, 2020. These measures could potentially disrupt the markets we serve and cause us to use one of our other E.U. licenses or obtain new licenses in another E.U. member state to continue operating in the markets throughout the E.U.

If we are unable to shift business to one of our other E.U. licenses or obtain additional licenses by the date that the U.K. leaves the E.U., then we may have a disruption to the services that we provide in the E.U. under our U.K. licenses. Any disruption of our business following Brexit could have a material adverse effect on our business or financial results.

The COVID-19 pandemic could adversely affect us.

Our business is sensitive to the willingness of our customers to travel. A pandemic could cause disruptions in air and other forms of travel. As of the date of this filing, the COVID-19 (coronavirus) outbreak has resulted in several countries issuing travel warnings, although it has largely been concentrated in China, where the Company has a small presence. Our business is diversified across our segments and management does not believe that the disruptions would have a material adverse effect on our business, financial condition or results of operations. The extent to which our results are affected by the virus will largely depend on future developments which cannot be accurately predicted and are uncertain. This includes new information which may emerge concerning the severity of the virus and attempts to contain or treat the impact.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2019, we also have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Martinsreid, Germany; Budapest, Hungary; Mumbai, India; Beijing, China; and Karachi, Pakistan. Processing centers we operate for the epay Segment are located in Billericay, U.K.; Martinsried, Germany; Hamburg, Germany; Milan, Italy; Buena Park, California, USA; and Kansas City, Missouri, USA. Our processing centers for the Money Transfer Segment are located in Buena Park, California, USA; Bracknell, U.K.; Auckland, New Zealand; Kansas City, Missouri, USA; and Kuala Lumpur, Malaysia.

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

Holders

At December 31, 2019, we had 44 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2019, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2014 through December 31, 2019 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the “Market Group”) and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the “Peer Group”). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2014.

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

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (U.S. Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2019. Used with permission. All rights reserved.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of December 31, 2019.

	(a)	(b)	(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:			2,388,186
Stock option awards	3,015,775	$81.29
Restricted stock unit awards	493,948	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,509,723	$81.29	2,388,186
____________________________

(1)	The weighted average exercise price in this column does not take into account the restricted stock unit awards.

(2)	Included in this column is 0.2 million shares remaining under our employee stock purchase plan. During 2019, Euronet issued 16,713 shares to employees under the employee stock purchase plan.

Stock Repurchases

During the quarter ended December 31, 2019, the Company repurchased 217,829 shares at an average share price of $142.89.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
October 1 - October 31, 2019	217,829	$142.89	217,829	$249,124
November 1 - November 30, 2019	—	—	—	249,124
December 1 - December 31, 2019	—	—	—	249,124
Total	217,829	$—	217,829

(1) Amount remaining to be repurchased at the end of the period. The Board of Directors has authorized a stock repurchase program ("Repurchase Program") allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. Euronet has repurchased 245.9 million of stock under the Repurchase Program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than five million shares of common stock through February 28, 2022. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015
Income statement data:
Revenues	$2,750,109	$2,536,629	$2,252,422	$1,958,615	$1,772,262
Operating expenses (1)	2,163,171	2,072,694	1,891,395	1,628,313	1,497,396
Depreciation and amortization	111,744	106,021	95,030	80,529	70,025
Operating income (1)	475,194	357,914	265,997	249,773	204,841
Other expenses, net	(41,387)	(62,998)	(9,662)	(16,880)	(63,747)
Income from continuing operations before income taxes	433,807	294,916	256,335	232,893	141,094
Income tax expense	(87,112)	(62,785)	(99,395)	(58,795)	(42,602)
Income from continuing operations	$346,695	$232,131	$156,940	$174,098	$98,492
Earnings per share from continuing operations:
Basic	$6.49	$4.52	$2.99	$3.34	$1.89
Diluted	$6.31	$4.26	$2.85	$3.23	$1.83
Balance sheet data (at period end):
Assets	$4,657,666	$3,321,155	$3,140,029	$2,712,872	$2,192,714
Debt obligations, long-term portion	1,090,939	589,782	404,012	561,663	405,472
Finance lease obligations, long-term portion	8,054	8,199	9,753	6,969	4,147
Summary network data
Number of operational ATMs at end of period	46,070	40,354	37,133	33,973	21,360
EFT processing transactions during the period (millions)	3,052	2,721	2,352	1,885	1,523
Number of operational prepaid processing POS terminals at end of period (rounded)	728,000	719,000	683,000	661,000	674,000
Prepaid processing transactions during the period (millions)	1,542	1,149	1,186	1,294	1,335
Money transfer transactions during the period (millions)	114.5	107.6	92.2	82.3	68.7
___________________

(1)	The results of 2018 and 2017 include non-cash charges related to impairment of goodwill and acquired intangible assets of $7.0 million and $34.1 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

•
The EFT Processing Segment, which processes transactions for a network of 46,070 ATMs and approximately 330,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 728,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 397,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow
Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 32% of total consolidated revenues for the year ended December 31, 2019, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.
epay Segment — Revenues in the epay Segment, which represented approximately 28% of total consolidated revenues for the year ended December 31, 2019, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 63% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 40% of total consolidated revenues for the year ended December 31, 2019, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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
EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not necessarily limited to, the following:

•	the impact of competition by banks and other ATM operators and service providers in our current target markets;

•	the demand for our ATM outsourcing services in our current target markets;

•	our ability to develop products or services, including value added services, to drive increases in transactions and revenues;

•	the expansion of our various business lines in markets where we operate and in new markets;

•	our entry into additional card acceptance and ATM management agreements with banks;

•	our ability to obtain required licenses in markets we intend to enter or expand services;

•	our ability to enter into sponsorship agreements where our licenses are not applicable;

•	our ability to enter into and renew ATM network cash supply agreements with financial institutions;

•	the availability of financing for expansion;

•	our ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;

•	our ability to renew existing contracts at profitable rates;

•	our ability to maintain pricing at current levels or mitigate price reductions in certain markets;

•
the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions;

•	the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions by the E.U.;

•	the impact of overall market trends on ATM transactions in our current target markets:

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business; and

•	the continued development and implementation of our software products and their ability to interact with other leading products.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2019 and 2018

	Revenues		Operating Income (Expense)
(in thousands)	2019	2018	2019	2018
EFT Processing	$888,712	$753,651	$296,640	$197,245
epay	769,329	743,784	89,204	78,997
Money Transfer	1,096,226	1,042,962	134,790	122,526
Total	2,754,267	2,540,397	520,634	398,768
Corporate services, eliminations and other	(4,158)	(3,768)	(45,440)	(40,854)
Total	$2,750,109	$2,536,629	$475,194	$357,914

Summary

Our annual consolidated revenues increased by 8% for 2019 compared to 2018.
The increase in revenues for 2019 was primarily due to an increase in the number of ATMs under management, along with an increase in demand for DCC, domestic and international surcharge and other value added services in our EFT Processing Segment, growth in the number of money transfers processed by the core Ria business, and an increase in the number of transactions processed by our epay subsidiaries.
The increases in operating income for 2019 was primarily due to the increase in ATMs under management, along with the increase in demand for DCC, domestic and international surcharge and other value added services, the increase in the number of money transfer transactions processed, and the increase in the number of transactions processed for epay.
Net income attributable to Euronet for 2019 and 2018 was $346.7 million, or $6.31 per diluted share and $232.9 million, or $4.26 per diluted share, respectively.
Impact of changes in foreign currency exchange rates
Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2019 consolidated operating income was approximately 5% less due to changes in foreign currency exchange rates when compared to 2018. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2019 and 2018, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2019 Increase (Decrease) Percent

Currency	2019	2018
Australian dollar	$0.6954	$0.7476	(7)%
British pound	$1.2771	$1.3352	(4)%
euro	$1.1194	$1.1809	(5)%
Hungarian forint	$0.0034	$0.0037	(8)%
Indian rupee	$0.0142	$0.0147	(3)%
Malaysian ringgit	$0.2416	$0.2482	(3)%
New Zealand dollar	$0.6591	$0.6924	(5)%
Polish zloty	$0.2606	$0.2774	(6)%

Comparison of Operating Results For The Years Ended December 31, 2019 and 2018 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase (Decrease) Amount	Increase Percent
Total revenues	$888,712	$753,651	$135,061	18%
Operating expenses:
Direct operating costs	397,132	366,977	30,155	8%
Salaries and benefits	87,603	75,791	11,812	16%
Selling, general and administrative	35,518	46,925	(11,407)	(24)%
Depreciation and amortization	71,819	66,713	5,106	8%
Total operating expenses	592,072	556,406	35,666	6%
Operating income	$296,640	$197,245	$99,395	50%
Transactions processed (millions)	3,052	2,721	331	12%
ATMs as of December 31	46,070	40,354	5,716	14%
Average ATMs	44,756	40,094	4,662	12%

Revenues
EFT Processing Segment total revenues for 2019 were $888.7 million, an increase of $135.1 million or 18% as compared to 2018. The increase in total revenues is primarily due to an increase in the number of ATMs under management and additional DCC and surcharge revenues. Foreign currency movements decreased total revenues for 2019 by approximately 45.4 million as compared to 2018.
Average monthly revenues per ATM were $1,655 for 2019 compared to $1,566 for 2018. Revenues per transaction were $0.29 for 2019 and $0.28 for 2018. The increases in average monthly revenues per ATM and revenues per transaction were attributable to the revenue growth from DCC, which earns higher revenues per transaction than other ATM or card based services, surcharges partially offset by the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
EFT Processing Segment direct operating costs were $397.1 million for 2019, an increase of $30.2 million or 8% as compared to 2018. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs was primarily due to the increase in the number of ATMs under management. Foreign currency movements decreased direct operating costs for 2019 by approximately $22.0 million as compared to 2018.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $491.6 million for 2019 compared to $386.7 million for 2018. The increase in gross profit was primarily due to the growth in revenues from the increases in ATMs under management, DCC transactions and domestic and international surcharge. Gross profit as a percentage of revenues (“gross margin”) was 55.3% and 51.3% for 2019 and 2018, respectively. The increase in gross margin was attributable to the increases in DCC transactions and domestic and international surcharge.
Salaries and benefits
Salaries and benefits increased $11.8 million or 16% for 2019 compared to 2018. The increase in salaries and benefits was primarily attributable to additional headcount to support an increase in the number of ATMs and POS devices under management. As a percentage of revenues, these costs decreased to 9.9% for 2019 from 10.1% for 2018.

Selling, general and administrative
Selling, general and administrative expenses for 2019 were $35.5 million, a decrease of $11.4 million or 24% as compared to 2018. As a percentage of revenues, these expenses decreased to 4.0% for 2019 from 6.2% for 2018. The decrease was primarily due to non-recurring VAT benefits.
Depreciation and amortization
Depreciation and amortization expense increased $5.1 million for 2019 compared to 2018. The increase was primarily attributable to the deployment of additional ATMs and software assets. As a percentage of revenues, depreciation and amortization expense decreased to 8.1% for 2019 from 8.9% for 2018. The decrease is primarily due to certain intangible assets becoming fully depreciated in 2019.
Operating income
EFT Processing Segment operating income for 2019 was $296.6 million, an increase of $99.4 million or 50% as compared to 2018. Operating income for 2019 increased primarily due to higher revenues from the additional number of ATMs under management, growth in revenues earned from DCC, surcharges and other value-added service transactions.
Operating income as a percentage of revenues (“operating margin”) was 33.4% for 2019 compared to 26.2% for 2018. The increase in operating margin was primarily due to higher operating revenues partially offset by expenses incurred to support the increased revenues and additional ATMs under management. Operating income per transaction increased to $0.10 for 2019 from $0.07 for 2018.
epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2019	2018
Total revenues	$769,329	$743,784	$25,545	3%
Operating expenses:
Direct operating costs	576,757	564,252	12,505	2%
Salaries and benefits	61,540	57,748	3,792	7%
Selling, general and administrative	35,054	35,749	(695)	(2)%
Depreciation and amortization	6,774	7,038	(264)	(4)%
Total operating expenses	680,125	664,787	15,338	2%
Operating income	$89,204	$78,997	$10,207	13%
Transactions processed (billions)	1.54	1.15	0.39	34%

Revenues
epay Segment total revenues for 2019 were $769.3 million, an increase of $25.5 million or 3% as compared to 2018. The increase in total revenues was primarily due to an increase in the number of transactions processed. Foreign currency movements decreased total revenues by approximately $35.0 million as compared to 2018.
Revenues per transaction decreased to $0.50 for 2019 from $0.65 for 2018. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.
Direct operating costs
epay Segment direct operating costs were $576.8 million for 2019, an increase of $12.5 million or 2% as compared to 2018. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in the number of transactions processed.

Gross profit
Gross profit was $192.6 million for 2019 compared to $179.5 million for 2018. The increase in gross profit was primarily due to growth in transactions processed. Gross margin increased to 25% for 2019 from 24.1% for 2018, due to overall growth of the business.
Salaries and benefits
Salaries and benefits increased $3.8 million or 7% for 2019 as compared to 2018. The increase was primarily due to higher headcount in an effort to grow the segment. As a percentage of revenues, salaries and benefits remained relatively flat at 8.0% for 2019 compared to 7.8% for 2018.
Selling, general and administrative
Selling, general and administrative expenses for 2019 were $35.1 million, a decrease of $0.7 million or 2% as compared to 2018. Selling, general and administrative expenses for 2019 decreased mainly due to cost control efforts. As a percentage of revenues, these expenses remained relatively flat at 4.6% for 2019 compared to 4.8% for 2018.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. Depreciation and amortization expense decreased $0.3 million or 4% in 2019 as compared to 2018. The decrease is primarily due to certain fixed assets becoming fully depreciated in 2019. As a percentage of revenues, these expenses remained flat at 0.9% for both 2019 and 2018.
Operating income
epay Segment operating income for 2019 was $89.2 million, an increase of $10.2 million or 13% as compared to 2018. Operating margin increased to 11.6% for 2019 from 10.6% for 2018. Operating income per transaction decreased to $0.06 for 2019 from $0.07 for 2018. The increases of operating income and margin were mainly due to an increase in the portion of lower-margin mobile transactions.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	Increase Amount	Increase Percent
Total revenues	$1,096,226	$1,042,962	$53,264	5%
Operating expenses:
Direct operating costs	586,730	560,930	25,800	5%
Salaries and benefits	208,792	194,808	13,984	7%
Selling, general and administrative	133,068	125,647	7,421	6%
Goodwill and acquired intangible assets impairment	—	7,049	(7,049)	n/m
Depreciation and amortization	32,846	32,002	844	3%
Total operating expenses	961,436	920,436	41,000	4%
Operating income	$134,790	$122,526	$12,264	10%
Transactions processed (millions)	114.5	107.6	6.9	6%
____________________
n/m — Not meaningful.

Revenues
Money Transfer Segment total revenues were $1,096.2 million for 2019, an increase of $53.3 million or 5% as compared to 2018. The increase in revenues was primarily due to increases in the number of money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks. Revenues per transaction was essentially flat at $9.57 for 2019 as compared to $9.69 for 2018. Foreign currency movements decreased total revenues for 2019 by approximately $26.7 million as compared to 2018.
Direct operating costs
Money Transfer Segment direct operating costs were $586.7 million for 2019, an increase of $25.8 million or 5% as compared to 2018. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs in 2019 was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies.
Gross profit
Gross profit was $509.5 million for 2019 compared to $482.0 million for 2018. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. Gross margins remained flat at 46.5% for 2019 compared to 46.2% for 2018.
Salaries and benefits
Salaries and benefits increased $14.0 million or 7% for 2019 compared to 2018. The increase in salaries and benefits was primarily due to the expansion of our operations. As a percentage of revenues, salaries and benefits increased slightly to 19.0% for 2019 from 18.7% for 2018.
Selling, general and administrative
Selling, general and administrative expenses for 2019 were $133.1 million, an increase of $7.4 million or 6% as compared to 2018. The increase was primarily due to expenses incurred to support the growth of our money transfer services and the expansion of new products in both the U.S. and foreign markets. As a percentage of revenues, selling, general and administrative expenses remained flat at 12.1% for 2019 compared to 12.0% for 2018.
Acquired intangible assets impairment
Acquired intangible assets impairment charge for 2018 was $7.0 million due to the Company's decision to re-brand the HiFX trade name to xe. There was no impairment recorded in 2019.

Goodwill is not amortized but instead is at least annually tested for impairment as of October 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company first performed a qualitative review of all reporting units to determine that it was more likely than not that the fair value of each of the reporting units exceeded the carrying value. The Company determined that it was more likely than not that the fair value of the reporting units exceeded the carrying value except for one reporting unit. A quantitative impairment test was performed for the one reporting unit.  When performing the quantitative impairment test, the fair value is estimated with the income method by using the discounted cash flows and use of the guideline public company method using market multiple valuation techniques.

As of October 1, 2019, the fair value of the reporting unit exceeded the carrying value indicating no impairment.

The estimates of fair value require significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of the time of testing will prove to be accurate predictions of the future.
Depreciation and amortization
Depreciation and amortization expense increased $0.8 million for 2019 compared to 2018. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. For 2019, depreciation and amortization expense increased compared to 2018 primarily due to investments made to support the growth in the business. As a percentage of revenues, depreciation and amortization expense decreased to 3.0% for 2019 from 3.1% for 2018, primarily due to certain intangible assets becoming fully amortized in 2018.

Operating income
Money Transfer Segment operating income was $134.8 million for 2019, an increase of $12.3 million or 10% as compared to 2018. Operating income increased primarily due to the growth in the number of money transfers processed. Operating margin increased to 12.3% for 2019 from 11.7%. Operating income per transaction increased to $1.18 for 2019 from $1.14 for 2018. The increase was primarily due to the growth in the number of money transfers processed which did not require similar increases in support costs.
Corporate Services

The components of Corporate Services' operating expenses for 2019, and 2018 were as follows:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	2019 Increase (Decrease) Percent
Salaries and benefits	$36,809	$32,085	15%
Selling, general and administrative	8,326	8,501	(2)%
Depreciation and amortization	305	268	14%
Total operating expenses	$45,440	$40,854	11%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased 11% for 2019 as compared to 2018. The increase is primarily attributable to the increase in salaries and benefits expenses mainly attributable to an increase in incentive compensation related to the Company's performance relative to its targets, partly offset by a decrease in selling, general and administrative expense primarily due to a decrease in professional services.
Other Expense, Net

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2019	2018	2019 (Decrease) Increase Percent
Interest income	$1,969	$1,320	49%
Interest expense	(36,237)	(37,573)	(4)%
(Loss) Income from unconsolidated affiliates	—	(117)	n/m
Other gains, net	(9,820)	27	n/m
Foreign currency exchange (loss) gain, net	2,701	(26,655)	n/m
Other expense, net	$(41,387)	$(62,998)	(34)%
____________________
n/m — Not meaningful.

Interest income
The Company received interest on cash balances held with banks. The increase is interest income in 2019 is primarily due to an increase in those balances.

Other gains, net
In 2019, the Company provided a notice of redemption on the outstanding Retired Convertible Notes. Prior to the redemption date, approximately $352.4 million principal amount of the Retired Convertible Notes was submitted for conversion for the remainder. The Company settled the principal amount with cash and issuing shares of Common Stock valued at $147.24 per share. In accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion and redemption of the debt, representing the difference between the fair value of the Retired Convertible Notes and the carrying value of the Retired Convertible Notes at the time of conversion.

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
We recorded a net foreign currency exchange gain of $2.7 million in 2019 and a loss of $26.7 million in 2018. These realized and unrealized foreign currency exchange gains and losses primarily reflect the respective weakening and strengthening of the U.S. dollar against the currencies of the countries in which we operate.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2019	2018
Income before income taxes	$433,807	$294,916
Income tax expense	(87,112)	(62,785)
Net income	$346,695	$232,131
Effective income tax rate	20.1%	21.3%
Income before income taxes	$433,807	$294,916
Adjust: Goodwill and acquired intangible assets impairment	—	(7,049)
Adjust: Other gains, net	(9,820)	27
Adjust: Foreign currency exchange (loss) gain, net	2,701	(26,655)
Income before income taxes, as adjusted	$440,926	$328,593
Income tax expense	$(87,112)	$(62,785)
Adjust: Income tax benefit (expense) attributable to 2017 U.S. tax reform	25,728	12,262
Adjust: Income tax benefit attributable to acquired intangible assets impairment	—	1,506
Adjust: Income tax benefit (expense) attributable to foreign currency exchange (loss) gain, net	10,990	8,743
Income tax expense, as adjusted	$(123,830)	$(85,296)
Effective income tax rate, as adjusted	28.1%	26.0%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 20.1%and 21.3% for the years ended December 31, 2019 and 2018, respectively. On December 22, 2017, the U.S. enacted into law what is informally called the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). In 2017 we had a net provisional tax expense of $41.6 million resulting from U.S. Tax Reform. In the fourth quarter of 2018, we adjusted our accounting for the tax effects of U.S. Tax Reform. The net provisional tax expense was decreased in that period by approximately $12.3 million to $29.3 million. In the fourth quarter of 2019 after additional regulatory guidance was issued by applicable taxing authorities, the Company elected to claim U.S. tax credits for foreign tax paid on foreign source income, which reduced the net tax expense by $25.7 million for a total tax expense from U.S. Tax Reform of $3.6 million. See Note 13, Income Taxes, to the Consolidated Financial Statements for further information. The effective income tax rates were also significantly influenced by the impact of foreign currency exchange gains (losses). Excluding these items from pre-tax income, as well as the related tax effects for these items, our adjusted effective income tax rates were 28.1% and 26.0% for the years ended December 31, 2019 and 2018, respectively.
The effective income tax rate, as adjusted, for 2019 and 2018 was higher than the applicable statutory income tax rate of 21% primarily because of higher income tax rates in foreign countries where we have significant operations and the tax effects of the global intangible low-taxed income ("GILTI") provision of U.S. Tax Reform. The effective income tax rate, as adjusted, for 2019 is higher than 2018 as a result of substantially more foreign earnings of the Company being subject to higher foreign statutory income tax rates.
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

Net (Income) Loss Attributable To Noncontrolling Interest

Net loss attributable to noncontrolling interests was $0.1 million for 2019 and $0.7 million for 2018. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

Net Income Attributable to Euronet
Net income attributable to Euronet was $346.7 million and $232.9 million for 2019 and 2018, respectively. Net income attributable to Euronet increased $113.9 million in 2019 compared to 2018. The increase in net income for 2019 was primarily due to an increase in operating income of $117.3 million, an increase of $29.4 million in net foreign currency exchange gain, a decrease in interest expense of $1.3 million, an increase in interest income of $0.6 million, and an increase in income from unconsolidated affiliates of $0.1 million. The increases were partly offset by an increase in income tax expense of $24.3 million, an increase in net loss attributable to early retirement of debt of $9.8 million, and a decrease of net loss attributable to noncontrolling interests of $0.7 million.

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

We recorded a net loss on translation adjustments of $13.9 million in 2019 and a loss of $56.7 million in 2018. During 2019 and 2018, the U.S. dollar strengthened compared to most currencies, resulting in translation losses which were recorded in comprehensive income.

Liquidity and Capital Resources

Working capital
As of December 31, 2019, we had working capital of $1,284.8 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $709.2 million as of December 31, 2018. The increase in working capital is primarily due to the issuance Convertible Notes and Senior Notes in 2019. Our ratio of current assets to current liabilities was 1.79 and 1.51 as of December 31, 2019 and December 31, 2018, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2019, we had approximately $665.6 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet.
We had cash and cash equivalents of $1,817 million as of December 31, 2019, of which $1,504 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
Liquidity	2019	2018
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$504,488	$397,233
Investing activities	(229,027)	(132,283)
Financing activities	416,298	2,024
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(5,332)	(36,540)
Increase in cash and cash equivalents and restricted cash	$686,427	$230,434

Operating cash flow
Cash flows provided by operating activities were $504.5 million for 2019 compared to $397.2 million for 2018. The increase in operating cash flows was primarily due to improved operating results, partly offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow
Cash flows used in investing activities were $229.0 million for 2019 compared to $132.3 million for 2018. The increase was primarily due to acquisitions and increased capital expenditures mainly related to our ATM network expansion. During 2019, we used $94.2 million for acquisitions. The Company completed four investments in 2019 and two investments in 2018. The acquisitions have been accounted for in accordance with U.S. GAAP and the results of operations have been included from the respective dates of acquisition. Purchases of property and equipment were $131.3 million and $112.5 million for 2019 and 2018, respectively. Cash used for software development and long-term assets totaled $7.3 million for 2019 and $8.5 million for 2018. Other investing activities consist mainly of proceeds from the sale of property and equipment of $3.7 million for 2019 and $1.6 million in 2018.
Financing activity cash flow
Cash flows provided by financing activities were $416.3 million for 2019 compared to $2.0 million for 2018. We generally borrow amounts under our revolving credit facility seasonally to fund our independent ATM network as well as several times each month to support the short-term cash needs of our Money Transfer segment in order to fund the correspondent network in advance of collecting remittance amounts from the agency network. These borrowings related to the Money Transfer Segment are repaid over a very short period of time, generally within a few days. Net borrowings on debt obligations were $500.2 million in 2019 compared to net repayments of $170.5 million for 2018. The increase in net borrowings as compared to 2018 was primarily the result of borrowing additional amounts under the revolving credit facility for ATM cash needs. Additionally, for 2019 and 2018, we paid $6.5 million and $6.1 million, respectively, for finance lease obligations. We used $74.5 million and $177.9 million for the repurchase of shares during 2019 and 2018, respectively. Of the $74.5 million repurchased shares, $70.9 million in value of Euronet Common Stock were under the Repurchase Program. Further, we received proceeds of $15.0 million and $18.6 million during 2019 and 2018, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
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
As of December 31, 2019, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of December 31, 2019, we had no borrowings and the outstanding stand-by letters of credit under the revolving credit facility were $53.0 million. The remaining $947.0 million under the revolving credit facility was available for borrowing. As of December 31, 2019, the weighted average interest rate under the revolving credit facility was 2.7%, excluding amortization of deferred financing costs.
Convertible debt — On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”), and retired $401.5 million Convertible Senior Notes that would have been due in 2044 ("Retired Notes"). The Retired Notes had an interest rate of 1.5% per annum payable semi-annually in April and October, and were convertible into shares of Euronet Common Stock
The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.
Senior Notes—On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2019, the Company has outstanding €600 million ($673.4 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $6.2 million and $38.5 million outstanding under these other obligation arrangements as of December 31, 2019 and 2018, respectively. Short-term debt obligations at December 31, 2019 were primarily comprised of $6.2 million due in 2020 under these other obligation arrangements.
Other uses of capital
Capital expenditures and needs — Total capital expenditures for 2019 were $131.3 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2020 are currently estimated to be approximately $145 million to $150 million.
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
Share repurchase plan
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program"), allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the year end December 31, 2019, the Company repurchased 0.5 million shares under the Repurchase Program at a weighted average purchase price of $143.76 for a total value of $70.9 million. For the year ended December 31, 2018, the Company repurchased 2.0 million shares under the Repurchase Program at a weighted average purchase price of $86.10 for a total value of $175.0 million.
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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2019.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$1,278,106	$13,197	$26,395	$26,395	$1,212,119
Obligations under operating leases	392,525	125,231	154,609	69,580	43,105
Obligations under finance leases	14,585	6,322	7,665	598	—
Purchase obligations	14,168	8,646	2,733	1,867	922
Total	$1,699,384	$153,396	$191,402	$98,440	$1,256,146

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2019 and assumes no change in our revolving credit borrowings prior to the maturity date of our credit facility. For additional information on debt obligations, see Note 10, Debt Obligations, to the Consolidated Financial Statements.
For additional information on capital and operating lease obligations, see Note 12, Leases, to the Consolidated Financial Statements. Purchase obligations primarily consist of ATM maintenance and services as well as telecommunications services and professional fees.
Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $44.5 million as of December 31, 2019. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our consolidated financial statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

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
In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 13, Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $278.6 million as of December 31, 2019, partially offset by a valuation allowance of $83.2 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.
Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2019. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.
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

As of December 31, 2019, the Consolidated Balance Sheets includes goodwill of $743.8 million and acquired intangible assets, net of accumulated amortization, of $141.8 million. For the year ended December 31, 2019, no impairment of goodwill or acquired intangible assets has been identified.

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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including the effects in Europe of the U.K.'s departure from the E.U. and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and the European Union's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; impacts from the COVID-19 virus; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
As of December 31, 2019, our total debt outstanding, excluding unamortized debt issuance costs, was $1.1 billion. Of this amount, $437.0 million, net of debt discounts, or 39% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $525.0 million outstanding principal amount of contingent convertible notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2019, the fair value of our fixed rate convertible notes was $569.4 million, compared to a carrying value of $437.0 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of December 31, 2019 we had no borrowings under our Credit Facility. Additionally, $673.4 million, or 60% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2019, the fair value of our fixed rate Senior Notes was $668.2 million, compared to a carrying value of $673.4 million. The remaining $6.2 million, or 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Additionally, as of December 31, 2019, we had approximately $14.0 million of finance leases with fixed payment and interest terms that expire between the years of 2020 and 2024 and bear interest at rates between 0.8% and 16.8%.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the years ended December 31, 2019 and 2018, 74% and 72% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2019, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $77 million to $82 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of December 31, 2019, we had foreign currency derivative contracts outstanding with a notional value of $159.0 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of December 31, 2019, we held foreign currency derivative contracts outstanding with a notional value of $1.2 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2019, the Company had foreign currency forward contracts outstanding with a notional value of $43 million, primarily in euros.
See Note 11, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements.) We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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

Index to Consolidated Financial Statements

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 3 to the consolidated financial statements, the Company earned $2.75 billion of revenue in 2019. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in 170 countries through 66 different business offices in 41 countries within 3 different reportable operating segments.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The Company’s geographical dispersion of services worldwide, amongst various business lines required especially subjective auditor judgment in evaluating the sufficiency of audit evidence over revenue. Further, our audit team consisted of auditors located in various countries worldwide. This required especially challenging auditor judgment in the level of audit procedures and supervision applied at each country.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue process, including controls related to the consolidation of global revenue amounts. We assessed the training and experience of the auditors on our audit team that were located in countries other than the United States. We tested a sample of individual revenue transactions at certain locations by comparing amounts recognized by the Company to relevant contracts and or payment and transaction support. After completion of these procedures, we evaluated the overall sufficiency of the audit evidence over revenues.
Assessment of the carrying value of goodwill of one reporting unit in the Money Transfer segment
As discussed in Notes 3 and 9 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events and changes in circumstances indicate that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. The goodwill balance as of December 31, 2019 was $743.8 million. The Company performed a goodwill impairment test for each reporting unit using a qualitative approach, except for one reporting unit in the Money Transfer segment which was tested using the quantitative approach.
We identified the assessment of the carrying value of goodwill for this one reporting unit in the Money Transfer segment using the quantitative approach as a critical audit matter, because significant auditor judgment was required to evaluate the impairment test. The fair value of that reporting unit was performed using a weighting of a discounted cash flow model and market multiples valuation technique and included key assumptions related to (1) the forecasted revenue growth rates, (2) the forecasted earnings before interest, income taxes, depreciation, and amortization (EBITDA) margin, (3) the discount rate, and (4) the EBITDA market multiple. Changes to these key assumptions could have a significant effect on the fair value determination and assessment of the carrying value of the goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the key assumptions. We evaluated the Company’s forecasted revenue growth rates and forecasted EBITDA margin assumptions by comparing them to external market and industry data. We compared the Company’s historical forecasted results to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating 1) the Company’s discount rate

Index to Consolidated Financial Statements

by comparing it against a discount rate range that was independently developed using publicly available third-party market data for comparable entities and 2) the Company’s EBITDA market multiple, by comparing it against a range of EBITDA multiples to publicly available third-party market data for comparable entities.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Kansas City, Missouri
February 28, 2020

Index to Consolidated Financial Statements

Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$786,081	$385,031
ATM cash	665,641	395,378
Restricted cash	34,301	31,237
Settlement assets	1,013,067	915,460
Trade accounts receivable, net	201,935	202,514
Prepaid expenses and other current assets	217,707	157,967
Total current assets	2,918,732	2,087,587
Operating right of use lease assets	377,543	—
Property and equipment, net of accumulated depreciation of $410,243 at December 31, 2019 and $373,180 at December 31, 2018	359,980	291,869
Goodwill	743,823	704,197
Acquired intangible assets, net of accumulated amortization of $204,853 at December 31, 2019 and $190,920 at December 31, 2018	141,847	114,485
Other assets, net of accumulated amortization of $46,788 at December 31, 2019 and $50,821 at December 31, 2018	115,741	123,017
Total assets	$4,657,666	$3,321,155
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,013,067	$915,460
Trade accounts payable	81,743	72,908
Accrued expenses and other current liabilities	294,557	252,557
Current portion of operating lease obligations	127,353	—
Short-term debt obligations and current maturities of long-term debt obligations	6,089	38,017
Income taxes payable	52,583	40,159
Deferred revenue	58,588	59,293
Total current liabilities	1,633,980	1,378,394
Debt obligations, net of current portion	1,090,939	589,782
Operating lease obligations, net of current portion	241,977	—
Deferred income taxes	56,067	57,145
Other long-term liabilities	55,361	62,992
Total liabilities	3,078,324	2,088,313
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 62,775,762 issued at December 31, 2019 and 59,897,309 issued at December 31, 2018	1,256	1,198
Additional paid-in capital	1,190,058	1,104,264
Treasury stock, at cost, 8,554,908 shares at December 31, 2019 and 8,077,311 shares at December 31, 2018	(463,704)	(391,551)
Retained earnings	1,016,554	669,805
Accumulated other comprehensive loss	(164,890)	(151,043)
Total Euronet Worldwide, Inc. stockholders’ equity	1,579,274	1,232,673
Noncontrolling interests	68	169
Total equity	1,579,342	1,232,842
Total liabilities and equity	$4,657,666	$3,321,155
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017

Revenues	$2,750,109	$2,536,629	$2,252,422
Operating expenses:
Direct operating costs	1,556,483	1,488,406	1,356,250
Salaries and benefits	394,744	360,432	310,787
Selling, general and administrative	211,944	216,807	190,302
Goodwill and acquired intangible assets impairment	—	7,049	34,056
Depreciation and amortization	111,744	106,021	95,030
Total operating expenses	2,274,915	2,178,715	1,986,425
Operating income	475,194	357,914	265,997
Other income (expense):
Interest income	1,969	1,320	2,443
Interest expense	(36,237)	(37,573)	(32,571)
(Loss) Income from unconsolidated affiliates	—	(117)	48
Foreign currency exchange gain (loss), net	2,701	(26,655)	20,300
Other (losses) gains, net	(9,820)	27	118
Other expense, net	(41,387)	(62,998)	(9,662)
Income before income taxes	433,807	294,916	256,335
Income tax expense	(87,112)	(62,785)	(99,395)
Net income	346,695	232,131	156,940
Less: Net loss (income) attributable to noncontrolling interests	54	720	(95)
Net income attributable to Euronet Worldwide, Inc.	$346,749	$232,851	$156,845

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$6.49	$4.52	$2.99
Diluted	$6.31	$4.26	$2.85

Weighted average shares outstanding:
Basic	53,449,834	51,487,557	52,523,272
Diluted	54,913,887	54,627,747	55,116,327

See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$346,695	$232,131	$156,940
Other comprehensive income (loss), net of tax:
Translation adjustment	(13,894)	(56,656)	116,401
Comprehensive income	332,801	175,475	273,341
Comprehensive (income) loss attributable to noncontrolling interests	101	791	(292)
Comprehensive income attributable to Euronet Worldwide, Inc.	$332,902	$176,266	$273,049
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2016	52,303,401	$1,168	$1,045,663	$(215,462)
Net income
Other comprehensive loss
Stock issued under employee stock plans	504,757	10	10,104	(1,699)
Share-based compensation			15,618
Repurchase of shares
Other			620
Balance as of December 31, 2017	52,808,158	1,178	1,072,005	(217,161)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	1,039,480	20	15,634	610
Share-based compensation			16,764
Repurchase of shares	(2,032,599)			(175,000)
Other	4,959		(139)
Balance as of December 31, 2018	51,819,998	1,198	1,104,264	(391,551)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	405,617	8	13,216	(1,277)
Share-based compensation			21,439
Issuance of convertible notes, net of tax			71,659
Repurchase of shares	(493,010)			(70,876)
Redemptions and conversions of convertible notes, net of tax	2,488,249	$50	(20,517)
Other			(3)
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2016	$278,842	$(210,662)	$1,008	$900,557
Net income	156,845		95	156,940
Other comprehensive income		116,204	197	116,401
Stock issued under employee stock plans				8,415
Share-based compensation				15,618
Repurchase of shares				—
Other	1,267		(340)	1,547
Balance as of December 31, 2017	436,954	(94,458)	960	1,199,478
Net income (loss)	232,851		(720)	232,131
Other comprehensive loss		(56,585)	(71)	(56,656)
Stock issued under employee stock plans				16,264
Share-based compensation				16,764
Repurchase of shares				(175,000)
Other				(139)
Balance as of December 31, 2018	669,805	(151,043)	169	1,232,842
Net income (loss)	346,749		(54)	346,695
Other comprehensive loss		(13,847)	(47)	(13,894)
Stock issued under employee stock plans				11,947
Share-based compensation				21,439
Issuance of convertible notes, net of tax				71,659
Repurchase of shares				(70,876)
Redemptions and conversions of convertible notes, net of tax				(20,467)
Other				(3)
Balance as of December 31, 2019	$1,016,554	$(164,890)	68	$1,579,342
See accompanying notes to the Consolidated Financial Statements.

Index to Consolidated Financial Statements

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$346,695	$232,131	$156,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,744	106,021	95,030
Share-based compensation	21,439	16,764	15,618
Unrealized foreign exchange (gain) loss, net	(2,701)	26,655	(20,300)
Non-cash impairment of goodwill and acquired intangible assets	—	7,049	34,056
Deferred income taxes	17,113	2,425	(10,861)
Loss on early retirement of debt	9,831	—	—
Loss (income) from unconsolidated affiliates	—	117	(48)
Accretion of convertible debt discount and amortization of debt issuance costs	17,088	14,121	13,504
Changes in working capital, net of amounts acquired:
Income taxes payable, net	13,177	(13,317)	23,183
Trade accounts receivable	(87,882)	26,497	(198,089)
Prepaid expenses and other current assets	(68,945)	(29,066)	35,451
Trade accounts payable	53,550	45,562	3,840
Deferred revenue	132	9,349	3,724
Accrued expenses and other current liabilities	98,459	(37,595)	106,350
Changes in non-current assets and liabilities	(25,212)	(9,480)	27,878
Net cash provided by operating activities	504,488	397,233	286,276
Cash flows from investing activities:
Acquisitions, net of cash acquired	(94,187)	(12,854)	—
Purchases of property and equipment	(131,287)	(112,484)	(97,235)
Purchases of other long-term assets	(7,274)	(8,528)	(6,039)
Other, net	3,721	1,583	1,416
Net cash used in investing activities	(229,027)	(132,283)	(101,858)
Cash flows from financing activities:
Proceeds from issuance of shares	14,979	18,608	10,990
Repurchase of shares	(74,456)	(177,855)	(3,065)
Borrowings from revolving credit agreements	2,498,298	5,773,294	2,409,203
Repayments of revolving credit agreements	(2,714,203)	(5,560,089)	(2,566,621)
Repayments of long-term debt obligations	(446,702)	(52,199)	(8,907)
Repayments of finance lease obligations	(6,474)	(6,137)	(4,883)
Net borrowing from short-term debt obligations	(32,091)	9,472	1,853
Proceeds from long-term debt obligations	1,194,900	—	—
Debt issuance costs	(17,947)	(3,071)	—
Other, net	(6)	1	281
Net cash provided by (used in ) financing activities	416,298	2,024	(161,149)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,332)	(36,540)	65,161
Increase in cash and cash equivalents and restricted cash	686,427	230,434	88,430
Cash and cash equivalents and restricted cash at beginning of period	1,130,952	900,518	812,088
Cash and cash equivalents and restricted cash at end of period	$1,817,379	$1,130,952	$900,518

Euronet Worldwide, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
The table below reconciles Cash, Cash and cash equivalents, ATM cash, Restricted cash, Cash and cash equivalents and Restricted cash included within settlement assets.

Cash and cash equivalents	$786,081	$385,031	$280,128
Restricted cash	34,301	31,237	$32,185
ATM cash	665,641	395,378	253,847
Settlement cash and cash equivalents	282,188	273,948	285,169
Settlement restricted cash	49,168	45,358	49,189
Cash and cash equivalents and restricted cash at end of period	$1,817,379	$1,130,952	$900,518

Supplemental Cash Flow Disclosures:
Interest paid during the period	$13,125	$23,554	$20,457
Income taxes paid during the period	$74,086	$84,382	$48,644
Supplemental disclosure of non-cash investing and financing activities:
Non-cash consideration received from sale of investment	$—	$—	$—
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
Settlement Assets and Obligations
As of December 31, 2019, we have recast our Consolidated Balance Sheets to include three new balance sheet captions entitled Settlement assets, Settlement obligations, and ATM cash. The historically reported Cash and cash equivalents and Restricted cash are now presented in Cash and cash equivalents, Restricted cash, ATM cash, or part of Settlement assets.
ATM cash represents cash included within the ATM network. Settlement assets represents funds received or to be received from agents for unsettled money transfers and due from merchants or unsettled prepaid transactions. Settlement assets consist of cash and cash equivalents, restricted cash, receivables and prepaid expenses and other current assets. Settlement obligations consist of money transfers, payables to agents and content providers. Amounts presented in Cash and cash equivalents as recast represents cash available from operations. Prior year amounts have been recast to conform to current year presentation.

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

Index to Consolidated Financial Statements

Cash equivalents
The Company considers all highly liquid investments, with an original maturity of three months or less, and certificates of deposit, which may be withdrawn at any time at the discretion of the Company without penalty, to be cash equivalents.
ATM Cash
ATM cash represents cash within the ATM network either included within ATMs, within dedicated accounts, or in-transit to ATMs.
Settlement Assets and Obligations
Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. The Company records corresponding settlement obligations relating to amounts payable.
Settlement assets consist of cash and cash equivalents, restricted cash, receivables and prepaid expenses and other current assets. Cash received by Euronet agents and merchants generally become available to the Company within two weeks after initial receipt by the business partner. Receivables, net from business partners represent funds collected by such business partners, but in transit to the Company.
Euronet has a large and diverse business partner base, thereby reducing the credit risk of the Company from any one business partner. In addition, the Company performs ongoing credit evaluations of its business partners’ financial condition and credit worthiness. Inventories represent prepaid cards and prepaid pin numbers that are used to settle amounts due to content providers.

Settlement obligations consist of money transfers, payables to agents and content providers. Money transfer payables represent amounts to be paid to transferees when they request funds. Most agents typically settle with transferees first then obtain reimbursement from the Company. Money order payables represent amounts not yet presented for payment. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have not been settled with transferees.

(in thousands)	As of December 31, 2019	As of December 31, 2018
Settlement assets:
Settlement cash and cash equivalents	$282,188	$273,948
Settlement restricted cash	49,168	45,358
Account receivables	574,410	491,102
Prepaid expenses and other current assets	107,301	105,052
Total settlement assets	$1,013,067	$915,460
Settlement obligations:
Trade account payables	$504,667	$456,005
Accrued expenses and other current liabilities	508,400	459,455
Total settlement obligations	$1,013,067	$915,460

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

Index to Consolidated Financial Statements

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
Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses weighted results from the income approach or the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows and EBITDA are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes and gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units. Significant assumptions in the Market Approach model are projected EBITDA, selected market multiple, and the estimated control premium. If the carrying value of goodwill exceeds its fair value, an impairment loss equal to such excess would be recognized.
The Company completed its annual goodwill impairment test in the fourth quarter of 2019. It determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting units exceeds the respective carrying amounts, except for one reporting unit. Accordingly, there was an indication of impairment, and the quantitative goodwill impairment test was performed. The quantitative goodwill impairment test showed that there was no indication for impairment for the affected reporting unit.
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

Index to Consolidated Financial Statements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2019, the company did not identify an impairment. During 2018, the Company recorded a non-cash impairment charge of $7.0 million related to certain trade names as a result of combining HiFX into xe in order to operate the businesses under one brand name, xe. During 2017, the Company recorded a non-cash impairment charge of $2.3 million related to certain customer relationships as a result of the closure of the Pure Commerce office in South Korea.
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
ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) requires the deferral of incremental costs to obtain customer contracts, known as contract assets, which are then amortized to expense as part of selling, general and administrative expense over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2019 and 2018, we had $43.7 million, and $32.1 million, respectively, of deferred contract costs related to the fulfillment of future contract obligations. For the years ended December 31, 2019, 2018 and 2017, we had $6.9 million , $6.3 million and $7.2 million of amortization related to these costs, respectively.
The Company accounts for investments in affiliates using the equity method of accounting when it has the ability to exercise significant influence over the affiliate, but does not have a controlling interest. Equity losses in affiliates are generally recognized until the Company's investment is zero. As of December 31, 2019 and 2018, the Company had no material investments in unconsolidated affiliates.
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

Index to Consolidated Financial Statements

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

Index to Consolidated Financial Statements

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
epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and digital media products. These fees and commissions are received from mobile operators, content vendors or distributors or from retailers. In accordance with ASC 606, commissions are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. However, in circumstances where the Company is not the principle obligor in the distribution of the electronic payment products, those commissions are recorded as a reduction of revenue. In selling certain products, the Company is the principle obligor in the arrangements; accordingly, the gross sales value of the products are recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.
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
Revenues
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

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the year ended December 31, 2019 is primarily driven by $41.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018, largely offset by $40.7 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

Disaggregation of Revenues - The following table presents the Company's revenues disaggregated by segment and region. The Company believes disaggregation by segment and region best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues by segment and region is based on management's assessment of segment performance together with allocation of financial resources, both capital and operating support costs, on a segment and regional level. Both segments and regions benefit from synergies achieved through concentration of operations and are influenced by macro-economic, regulatory and political factors in the respective segment

Index to Consolidated Financial Statements

and region. The Company recognizes foreign exchange revenues from derivative instruments in its xe operations in accordance with ASC Topic 815 and not ASC Topic 606. These revenues are not significant to the Company's consolidated revenues and are included in the following tables.

	For the Year Ended December 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$724,163	$524,907	$373,302	$1,622,372
North America	35,461	151,016	573,016	759,493
Asia Pacific	129,060	76,491	124,934	330,485
Other	28	16,915	24,974	41,917
Eliminations	—	—	—	(4,158)
Total	$888,712	$769,329	$1,096,226	$2,750,109

	For the Year Ended December 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$608,993	$491,282	$328,592	$1,428,867
North America	32,306	165,930	569,005	767,241
Asia Pacific	112,294	71,242	127,057	310,593
Other	58	15,330	18,308	33,696
Eliminations	—	—	—	(3,768)
Total	$753,651	$743,784	$1,042,962	$2,536,629
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

	For the Year Ended December 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$501,161	$561,232	$262,280	$1,324,673
North America	31,469	63,148	513,868	608,485
Asia Pacific	101,787	91,516	101,005	294,308
Other	142	18,102	9,705	27,949
Eliminations	—	—	—	(2,993)
Total	$634,559	$733,998	$886,858	$2,252,422
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Recently issued accounting pronouncements
The Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach and comparative periods were not restated. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to combine lease and non-lease components and to include short term leases with an initial term of 12 months or less on the Consolidated Balance Sheets. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The election of the hindsight practical expedient resulted in, for substantially all leases in effect on January 1, 2019, the lease term for implementation of this pronouncement, as the period from January 1, 2019 through the lease’s contractual termination date, rather than the actual lease life as set out in the lease agreement. Lease lives for lease agreements committed to on January 1, 2019 and, thereafter, are included based on the lease’s commencement date and termination date. In the application of hindsight, the Company evaluated the performance of all the leases and the associated markets in relation to the Company’s operations, which resulted in the determination that the exercise of renewal options would not be reasonably certain in determining the expected lease term.

Index to Consolidated Financial Statements

Adoption of the new standard resulted in the recognition of additional operating right of use lease assets and lease liabilities of approximately $269.9 million, as of January 1, 2019.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13,Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements and related disclosures.

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2019	2018	2017
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	53,449,834	51,487,557	52,523,272
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,464,053	1,499,713	1,793,375
Incremental shares from assumed conversion of convertible debentures	—	1,640,477	799,680
Diluted weighted average shares outstanding	54,913,887	54,627,747	55,116,327

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2019, 2018 and 2017 of approximately 380,000, 458,000 and 798,000, respectively.

The Company issued new Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019 and retired the existing convertible notes ("Retired Convertible Notes") that would have matured in 2044 on May 28, 2019. The Company's Convertible Notes currently have, and the Retired Convertible Notes had, a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes and the Retired Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Retired Convertible Notes had a dilutive effect for the years ended December 31, 2018 and 2017 as the $102.38 and $84.27 market price per share of Common Stock as of December 31, 2018 and 2017 exceeded the $72.18 conversion price per share. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. Therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures as of December 31, 2019, whereas the dilutive effect was 1,640,477 and 799,680 shares for the years ended December 31, 2018 and 2017, respectively. See Note 10, Debt Obligations, to the Consolidated Financial Statements for more information about the convertible notes.
Share repurchases
The Company's Board of Directors has authorized a stock repurchase program ("Repurchase Program"), allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of

Index to Consolidated Financial Statements

$120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than five million shares of common stock through February 28, 2022. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the year ended December 31, 2019, the Company repurchased $70.9 million in value of Euronet Common Stock under the Repurchase Program. For the year ended December 31, 2018, the company repurchased $175 million in value of Euronet common stock under the Repurchase Program. No repurchases were made during 2017.
Preferred Stock
The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.
Accumulated other comprehensive loss
As of December 31, 2019 and 2018, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $13.9 million, a loss of $56.7 million and a gain of $116.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017.
Dividends
No dividends was paid on any class of the Company's stock during 2019, 2018, and 2017.
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
2019 Acquisitions
On November 30, 2019, the Company completed the acquisition of a North American based ATM operator with approximately 1,800 ATMs.

The purchase price was $92.5 million in cash. Approximately $10.1 million of the cash consideration was placed in escrow accounts to satisfy indemnification and working capital obligations of the seller, pursuant to the terms of the purchase agreement.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The acquisition has been accounted for as business combinations in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment. The historical revenue and earnings were not significant for the purpose of presenting pro forma information for the current or prior-year periods.

Index to Consolidated Financial Statements

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of November 30, 2019
Cash and cash equivalents	$5,325
Trade accounts receivable	2,167
Other current assets	798
Property and equipment	16,542
Intangible assets	39,000
Total assets acquired	$63,832

Trade accounts payable	$(6,790)
Accrued expenses and other current liabilities	(80)
Total liabilities assumed	$(6,870)

Goodwill	35,540

Net assets acquired	$92,502

The Company acquired customer relationship intangible assets with a preliminary fair value of $39.0 million, which are being amortized on a straight-line basis over 20 years.

Goodwill, with a preliminary value of $35.5 million, arising from the acquisition was included in the EFT Processing Segment and was attributable to expected growth opportunities in the United States. Goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

Other
The Company completed three acquisitions for immaterial amounts.

2018 Acquisitions
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

(6) Restricted Cash

The restricted cash balances as of December 31, 2019 and 2018 were as follows:

	As of December 31,
(in thousands)	2019	2018
Cash held in trust and/or cash held on behalf of others	$34,301	$31,237
Restricted cash	$34,301	$31,237

Cash held in trust and/or cash held on behalf of others	$44,366	$35,926
Collateral on bank credit arrangements and other	4,802	9,432
Restricted cash included within settlement assets	$49,168	$45,358

Total Restricted Cash	$83,469	$76,595

Index to Consolidated Financial Statements

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

(7)    Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2019 and 2018 are as follows:

	As of December 31,
(in thousands)	2019	2018
ATMs	$474,611	$378,009
POS terminals	38,235	36,521
Vehicles and office equipment	64,970	66,117
Computers and software	191,172	183,150
Land and buildings	1,235	1,252
	770,223	665,049
Less accumulated depreciation	(410,243)	(373,180)
Total	$359,980	$291,869

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2019, 2018 and 2017 was $83.5 million, $75.1 million and $63.4 million, respectively.

(8) Goodwill and Acquired Intangible Assets, Net

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The following table summarizes intangible assets as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$240,027	$(139,319)	$199,581	$(133,863)
Trademarks and trade names	45,347	(28,123)	45,233	(25,837)
Software	59,244	(35,362)	58,515	(29,420)
Non-compete agreements	2,082	(2,049)	2,076	(1,800)
Total	$346,700	$(204,853)	$305,405	$(190,920)

Index to Consolidated Financial Statements

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2019 and 2018:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2018	$150,543	$717,386	$867,929
Increases (decreases):
Acquisitions	—	20,742	20,742
Impairment	(7,049)	—	(7,049)
Amortization	(22,562)	—	(22,562)
Other (primarily changes in foreign currency exchange rates)	(6,447)	(33,931)	(40,378)
Balance as of December 31, 2018	114,485	704,197	818,682
Increases (decreases):
Acquisitions	46,246	35,305	81,551
Impairment	—	—	—
Amortization	(20,374)	—	(20,374)
Other (primarily changes in foreign currency exchange rates)	1,490	4,321	5,811
Balance as of December 31, 2019	$141,847	$743,823	$885,670

The Company performs its annual goodwill impairment test during the fourth quarter of each year. The annual goodwill impairment test completed during the fourth quarter of 2019 resulted in no impairment charges. During the fourth quarter of 2018, the Company recorded a $7.0 million non-cash impairment charge for acquired intangible assets, specifically the HiFX trade name, related to rebranding the HiFX business to xe.
Of the total goodwill balance of $743.8 million as of December 31, 2019, $474.7 million relates to the Money Transfer Segment, $128.9 million relates to the epay Segment and the remaining $140.2 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $20.4 million, $22.6 million and $24.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2019, is expected to total $23.1 million for 2020, $22.2 million for 2021, $21.1 million for 2022, $16.3 million for 2023 and $9.8 million for 2024.

(9) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2019 and 2018 were as follows:

	As of December 31,
(in thousands)	2019	2018
Accrued expenses	$246,699	$210,997
Derivative liabilities	41,935	36,102
Current portion of finance lease obligations	5,919	5,458
Deferred income taxes	4	—
Total	$294,557	$252,557

Index to Consolidated Financial Statements

(10) Debt Obligations

Debt obligations consist of the following as of December 31, 2019 and 2018:

	As of December 31,
(in thousands)	2019	2018
Credit Facility:
Revolving credit agreements	$—	$215,725
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	436,965	—
1.50% convertible notes, unsecured, due 2044	—	379,859

1.375% Senior Notes, due 2026	673,440	—

Other obligations	6,215	38,513

Total debt obligations	$1,116,620	$634,097
Unamortized debt issuance costs	(19,592)	(6,298)
Carrying value of debt	$1,097,028	$627,799
Short-term debt obligations and current maturities of long-term debt obligations	(6,089)	(38,017)
Long-term debt obligations	$1,090,939	$589,782

As of December 31, 2019, aggregate annual maturities of long-term debt are $6.1 million in 2020, $0.1 million due in 2021, no maturities between 2022 and 2024, and $1.2 billion thereafter. This maturity schedule reflects the revolving credit facility maturing in 2023 the Convertible Notes maturing in 2025, coinciding with the terms of the initial put option by holders of the Convertible Notes. It also reflects the maturing of the 1.375% Senior Note of €600 million ($673.4 million) due in 2026.
Credit Facility
In the early fourth quarter of 2018, the Company early retired the senior secured revolving bank credit facility (the "Credit Facility") with a syndicate of financial institutions. The Credit Facility was subsequently replaced by a new unsecured credit agreement for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin , and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The unsecured credit agreement allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.
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
As of December 31, 2019 and 2018, the Company had stand-by letters of credit/bank guarantees outstanding against the revolving credit facilities of $53.0 million and $47.1 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the revolving credit facility and are generally used to secure trade credit and performance obligations. As of December 31, 2019 and 2018, the stand-by letters of credit interest charges were each 1.1% per annum, respectively.

Index to Consolidated Financial Statements

The unsecured credit agreement contains customary affirmative and negative covenants, events of default and financial covenants, including: (i) as of the end of each fiscal quarter ended on March 31, September 30 and December 31, a Consolidated Total Leverage Ratio not to be greater than 3.5 to1.0; (ii) as of the end of each fiscal quarter ended on June 30, a Consolidated Total Leverage Ratio not to be greater than 4.0 to1.0; provided that, not more than two times prior to the expiration date, that a Material Acquisition has been consummated, for any period of four consecutive fiscal quarters following such Material Acquisition, the Consolidated Total Leverage Ratio will be not greater than 4.0 to1.0 for fiscal quarters ended on March 31, September 30 and December 31 and not greater than 4.5 to1.0 for fiscal quarters ended on June 30; provided, further, that following such four consecutive fiscal quarters for which the maximum Consolidated Total Leverage Ratio is increased, the maximum Consolidated Total Leverage Ratio shall revert to the levels set forth in clauses (i) and (ii) above for not fewer than two fiscal quarters before a subsequent Increase Notice is delivered to the syndicate of financial institutions; and (iii) a Consolidated Interest Coverage Ratio not less than 4.0 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements as contained in the unsecured credit agreement, the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt. The Company was in compliance with all debt covenants, as of December 31, 2019.
The Company and certain subsidiaries have guaranteed the repayment of obligations under the credit agreement.
Uncommited Line of Credit
During 2019, the Company entered into an Uncommitted Loan Agreement with Bank of America which may provide Euronet up to $100.0 million under an uncommitted line of credit. Interest on borrowings is equal to LIBOR plus 0.65% and the agreement expires September 4, 2020. As of December 31, 2019, no amounts were outstanding under the line of credit.
Convertible Debt
On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("Convertible Notes"). The Convertible Notes mature in March 2049 unless redeemed or converted prior to such date, and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.

The Company may not redeem the Notes prior to September 20, 2022. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) on or after September 20, 2022 if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2019 the conversion threshold was not met and the Convertible Notes were not convertible during the first quarter of 2020.

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

The Company used $94.2 million of the net proceeds from the issuance of the new debt to repurchase $49 million aggregate principal amount of the Company's 1.5% Convertible Senior Notes due 2044 (the "Retired Convertible Notes") from a limited number of holders in privately negotiated transactions.

On March 18, 2019, the Company provided a notice of redemption to the trustee of the indenture governing the Retired Convertible Notes (the "Existing Indenture"), pursuant to which the Company would redeem all of the remaining principal amount outstanding of the Retired Convertible Notes on May 28, 2019 (the "Redemption Date") for cash at a redemption price equal to 100% of the principal amount of the Retired Convertible Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date. The issuance of the Convertible Notes and the conversion of the Retired Convertible

Index to Consolidated Financial Statements

Notes, resulted in a $25.6 million recognition and a $34.2 million reversal of deferred tax liabilities within the additional paid-in capital as of December 31, 2019, respectively.

Prior to the Redemption Date, approximately $352.4 million principal amount of the Retired Convertible Notes were submitted for conversion. The Company elected to settle the conversion of such Retired Convertible Notes through a combination of cash and stock. The Company paid cash equal to $1,000 for each $1,000 principal amount of Retired Convertible Notes submitted for conversion and satisfied the remainder of the conversion obligation by issuing shares of the Company's Common Stock valued at $147.24 per share. As a result, the Company paid cash of $352.4 million and issued approximately 2.5 million shares of its Common Stock. In accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion and redemption for the year ended December 31, 2019, representing the difference between the fair value of the Retired Convertible Notes converted and the carrying value of the bonds at the time of conversion. The Company is using the remainder of the net proceeds from the issuance of the Convertible Notes to finance the further growth of the business.

Contractual interest expense for the Retired Convertible Notes was $1.5 million and $6.0 million for the year ended December 31, 2019 and 2018, respectively. Accretion expense was $4.6 million for the year ended December 31, 2019 and $11.5 million for the year ended December 31, 2018.

Contractual interest expense for the Convertible Notes was $3.1 million for the year ended December 31, 2019. Accretion expense was $11.6 million for the year ended December 31, 2019. The effective interest rate was 4.4% for the year ended December 31, 2019. As of December 31, 2019, the unamortized discount was $88.0 million and will be amortized through March 2025.
1.375% Senior Notes due 2026
On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2019, the Company has outstanding €600 million ($673.4 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2019 and 2018, borrowings under these arrangements were $6.2 million and $38.5 million, respectively. As of December 31, 2019, there was $6.2 million due in 2020 under these other obligation arrangements.

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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts

Index to Consolidated Financial Statements

executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2019 and 2018, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $159.0 million and $251.1 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2019 and 2018, the Company had foreign currency forward contracts outstanding with a notional value of $43 million and $64.3 million, respectively, primarily in euros.

Foreign currency exchange contracts - xe Operations
xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $18.9 million, $69.2 million and $72.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of December 31, 2019 and 2018, was approximately $1.2 billion and $1.8 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

Index to Consolidated Financial Statements

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$54,765	$44,637	Other current liabilities	$(41,935)	$(36,102)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2019 and 2018 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$54,765	$—	$54,765	$(34,935)	$(7,362)	$12,468

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$44,637	$—	$44,637	$(25,187)	$(9,918)	$9,532
Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2019	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(41,935)	$—	$(41,935)	$34,935	$827	$(6,173)

As of December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$(36,102)	$—	$(36,102)	$25,187	$2,048	$(8,867)

Index to Consolidated Financial Statements

Income Statement Presentation
The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2019	2018	2017
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain, net	$62	$173	$175
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
Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. Since the Company is not reasonably certain to exercise the renewal or termination options, the options are not considered in determining the lease terms, and associated payment impacts are excluded from lease payments.
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
Future minimum lease payments

Future minimum lease payments under the operating leases as of December 31, 2019 are:

As of December 31, 2019
Maturity of Lease Liabilities (in thousands)	Operating Leases
2020	$125,231
2021	90,330
2022	64,279
2023	44,113
2024	25,467
Thereafter	43,105
Total lease payments	$392,525
Less: imputed interest	(23,195)
Present value of lease liabilities	$369,330

Index to Consolidated Financial Statements

Future minimum lease payments under the non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2018 were:

(in thousands)	Operating Leases
Year ending December 31,
2019	$80,803
2020	65,590
2021	49,052
2022	37,823
2023	30,192
Thereafter	48,191
Total minimum lease payments	$311,651

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Year ended December 31, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$130,487
Variable lease expense	Selling, general and administrative and Direct operating costs	43,907
Total lease expense		$174,394

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31, 2019
Weighted- average remaining lease term (years)	4.4
Weighted- average discount rate	3.1%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in thousands)	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$129,609
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$229,107

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

(13) Income Taxes

The sources of income before income taxes for the years ended December 31, 2019, 2018 and 2017 are presented as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income before taxes:
United States	$44,290	$35,467	$55,117
Foreign	389,517	259,449	201,218
Total income before income taxes	$433,807	$294,916	$256,335

The Company's income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current tax expense (benefit):
U.S.	$(4,885)	$(8,711)	$29,620
Foreign	83,792	70,244	79,475
Total current	78,907	61,533	109,095
Deferred tax expense (benefit):
U.S.	(8,424)	6,871	14,056
Foreign	16,629	(5,619)	(23,756)
Total deferred	8,205	1,252	(9,700)
Total tax expense	$87,112	$62,785	$99,395

The following is a reconciliation of the federal statutory income tax rates of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to the effective income tax rate for the same years:

	Year Ended December 31,
(dollar amounts in thousands)	2019	2018	2017
U.S. federal income tax expense at applicable statutory rate	$91,099	$61,932	$89,684
Tax effect of:
State income tax expense (benefit) at statutory rates	5,101	1,680	968
Non-deductible expenses	2,896	3,457	5,648
Share-based compensation	(2,875)	(13,750)	(4,845)
Other permanent differences	(864)	(6,141)	8,458
Difference between U.S. federal and foreign tax rates	12,281	9,843	(24,270)
Provision in excess of statutory rates	3,565	3,737	8,426
Change in federal and foreign valuation allowance	2,144	3,075	(30,224)
Impairment of goodwill and acquired intangibles assets	—	83	8,248
GILTI, net of tax credits	6,471	14,111	—
U.S. Tax Reform - transition tax and rate change	(25,728)	(12,262)	41,597
Tax credits	(4,500)	—	—
Other	(2,478)	(2,980)	(4,295)
Total income tax expense	$87,112	$62,785	$99,395
Effective tax rate	20.1%	21.3%	38.8%

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

In 2017, the Company initially recorded a net provisional tax expense of $41.6 million resulting from the enactment of U.S. Tax Reform. In the fourth quarter of 2018, the Company adjusted its accounting for the tax effects of U.S. Tax Reform. The net provisional tax expense was decreased in that period by approximately $12.3 million to $29.3 million largely due to changes in the transition tax calculations. In the fourth quarter of 2019 after additional regulatory guidance was issued by applicable taxing authorities, the Company elected to claim U.S. tax credits on foreign tax paid on foreign source income, which reduced the net tax expense by $25.7 million.

Index to Consolidated Financial Statements

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets:
Tax loss carryforwards	$34,357	$30,689
Share-based compensation	7,366	7,395
Accrued expenses	19,048	17,242
Property and equipment	8,602	16,377
Goodwill and intangible amortization	8,143	10,619
Intercompany notes	5,977	6,913
Accrued revenue	24,721	36,273
Tax credits	65,063	—
Lease accounting	89,965	—
Other	15,379	11,876
Gross deferred tax assets	278,621	137,384
Valuation allowance	(83,184)	(21,857)
Net deferred tax assets	195,437	115,527
Deferred tax liabilities:
Intangible assets related to purchase accounting	(16,379)	(22,877)
Goodwill and intangible amortization	(20,806)	(16,115)
Accrued expenses	(29,084)	(28,274)
Intercompany notes	(10,498)	(14,034)
Accrued interest	(27,902)	(32,372)
Capitalized research and development	(6,048)	(8,299)
Property and equipment	(15,467)	(8,408)
Accrued revenue	(4,727)	(4,388)
Lease accounting	(89,965)	—
Other	(8,997)	(5,841)
Total deferred tax liabilities	(229,873)	(140,608)
Net deferred tax liabilities	$(34,436)	$(25,081)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2019 are expected to be allocated to income taxes in the Consolidated Statements of Income.

As of December 31, 2019, and 2018, the Company's foreign tax loss carryforwards were $119.1 million and $109.8 million, respectively, and U.S. state tax loss carryforwards were $97.6 million and $91.8 million, respectively. In 2019, the Company has recognized $59.1 million in U.S. foreign tax credits which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will only realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2019.

Index to Consolidated Financial Statements

As of December 31, 2019, the Company had foreign tax net operating loss carryforwards of $119.1 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2020	$1,274	$315
2021	3,790	934
2022	2,800	720
2023	2,577	605
2024	8,713	2,152
Thereafter	39,040	9,851
Unlimited	60,935	14,427
Total	$119,129	$29,004

In addition, the Company's state tax net operating loss carryforwards of $97.6 million will expire periodically from 2020 through 2039, U.S. foreign tax credit carryforwards of $59.1 million that will expire periodically from 2021 through 2027, U.S. research and expenditure credit carryforwards of $3.2 million that will expire over an indefinite number of years, and foreign tax credits of $2.8 million that will expire over an indefinite number of years.
While U.S. tax expense has been recognized as a result of the transition tax and Global Intangible Low-Taxed Income ("GILTI") provisions of U.S. Tax Reform, the Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $1,810 million as of December 31, 2019.

Accounting for uncertainty in income taxes
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Beginning balance	$30,915	$28,537
Additions based on tax positions related to the current year	15,569	4,787
Additions for tax positions of prior years	6	966
Reductions for tax positions of prior years	(1,703)	(1,705)
Settlements	—	(807)
Statute of limitations expiration	(252)	(863)
Ending balance	$44,535	$30,915

As of December 31, 2019 and 2018, approximately $42.7 million and $28.0 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $5.2 million and $4.4 million as of December 31, 2019 and 2018, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2019:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2019
Germany	2016 through 2019
Greece	2014 through 2019
Spain	2014 through 2019
U.K.	2009 through 2019

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

(14) Valuation and Qualifying Accounts

Trade accounts receivable balances and accounts receivable included within the settlement assets are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. The following table provides a summary of the allowance for doubtful accounts balances and activity for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Beginning balance-allowance for doubtful accounts	$24,287	$20,958	$18,369
Additions-charged to expense	10,095	8,653	6,631
Amounts written off	(6,179)	(4,079)	(5,944)
Other (primarily changes in foreign currency exchange rates)	(265)	(1,245)	1,902
Ending balance-allowance for doubtful accounts	$27,938	$24,287	$20,958

(15) Stock Plans

The Company has share-based compensation plans (“SCP”) that allow it to grant restricted shares, or options to purchase shares, of Common Stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant, are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2019, the Company has approximately 2.1 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $21.4 million, $16.8 million and $15.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Income. The Company recorded a tax benefit of $4.9 million, $2.7 million and $2.3 million during the years ended December 31, 2019, 2018 and 2017, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Index to Consolidated Financial Statements

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2018 (1,637,801 shares exercisable)	2,562,570	$57.10
Granted	795,274	$145.92
Exercised	(295,420)	$44.22
Forfeited/Canceled	(46,287)	$89.67
Expired	(362)
Balance at December 31, 2019	3,015,775	$81.29	6.2	$230,052
Exercisable at December 31, 2019	1,653,340	$46.36	4.1	$183,846
Vested and expected to vest at December 31, 2019	2,383,821	$66.65	5.4	$216,739

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $13.1 million, $17.1 million and $9.5 million in connection with stock options exercised in the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value of these options exercised was $30.6 million, $73.0 million and $23.2 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $23.9 million and will be recognized over the next 5 years, with an overall weighted-average period of 3.4 years. The following table provides the fair value of options granted under the SCP during 2019, 2018 and 2017, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2019	2018	2017
Volatility	29.3%	29.8%	28.8%
Risk-free interest rate - weighted average	2.1%	2.8%	2.2%
Risk-free interest rate - range	(a)	(a)	.022
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.2 years	5.6 years	5.5 years
Weighted-average fair value (per share)	$43.96	$37.16	$28.59

(a) At the date of grant, the risk fee rate for stock options awarded in 2019 and 2018 was 1.7% and 2.8%, respectively.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Index to Consolidated Financial Statements

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	371,841	$85.78
Granted	254,631	$145.93
Vested	(115,740)	$78.77
Forfeited	(16,784)	$92.44
Nonvested at December 31, 2019	493,948	$118.20

The fair value of shares vested in the years ended December 31, 2019, 2018 and 2017 was $16.6 million, $14.2 million and $13.1 million, respectively. As of December 31, 2019, there was $11.4 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2019, there was $11.2 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.8 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2019, 2018 and 2017 was $145.93, $107.88 and $91.28 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the “ESPP”), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2019, 2018 and 2017, the Company issued 16,713, 21,872 and 21,547 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $110.37, $71.08 and $69.06, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2019, 2018 and 2017 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2019	2018	2017
Volatility - weighted average	24.3%	30.1%	18.4%
Volatility - range	20.3% to 28.1%	23.5% to 36.7%	14.6% to 27.2%
Risk-free interest rate - weighted average	2.07%	2.01%	0.89%
Risk-free interest rate - range	1.55% to 2.44%	1.73% to 2.45%	0.51% to 1.39%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$25.87	$17.22	$15.81

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

Index to Consolidated Financial Statements

integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the U.S. and South America.

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names, Ria, IME, and xe. Ria, AFEX and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

Index to Consolidated Financial Statements

The following tables present the Company’s reportable segment results for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$888,712	$769,329	$1,096,226	$(4,158)	$2,750,109
Operating expenses:
Direct operating costs	397,132	576,757	586,730	(4,136)	1,556,483
Salaries and benefits	87,603	61,540	208,792	36,809	394,744
Selling, general and administrative	35,518	35,054	133,068	8,304	211,944
Acquired intangible assets impairment	—	—	—	—	—
Depreciation and amortization	71,819	6,774	32,846	305	111,744
Total operating expenses	592,072	680,125	961,436	41,282	2,274,915
Operating income (expense)	$296,640	$89,204	$134,790	$(45,440)	$475,194
Other income (expense)
Interest income					1,969
Interest expense					(36,237)
Loss from unconsolidated affiliates					—
Loss on early retirement of debt					—
Foreign currency exchange loss, net					2,701
Other gains, net					(9,820)
Total other expense, net					(41,387)
Income before income taxes					$433,807
Segment assets as of December 31, 2019	$1,914,144	$962,671	$1,560,136	$220,715	$4,657,666
Property and equipment, net as of December 31, 2019	$266,872	$41,539	$51,519	$50	$359,980

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$753,651	$743,784	$1,042,962	$(3,768)	$2,536,629
Operating expenses:
Direct operating costs	366,977	564,252	560,930	(3,753)	1,488,406
Salaries and benefits	75,791	57,748	194,808	32,085	360,432
Selling, general and administrative	46,925	35,749	125,647	8,486	216,807
Goodwill and acquired intangible assets impairment	—	—	7,049	—	7,049
Depreciation and amortization	66,713	7,038	32,002	268	106,021
Total operating expenses	556,406	664,787	920,436	37,086	2,178,715
Operating income (expense)	$197,245	$78,997	$122,526	$(40,854)	$357,914
Other income (expense)
Interest income					1,320
Interest expense					(37,573)
Income from unconsolidated affiliates					(117)
Foreign currency exchange gain, net					(26,655)
Other gains, net					27
Total other expense, net					(62,998)
Income before income taxes					$294,916
Segment assets as of December 31, 2018	$1,220,141	$780,220	$1,310,775	$10,019	$3,321,155
Property and equipment, net as of December 31, 2018	$215,106	$31,172	$45,517	$74	$291,869

Index to Consolidated Financial Statements

	For the Year Ended December 31, 2017
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$634,559	$733,998	$886,858	$(2,993)	$2,252,422
Operating expenses:
Direct operating costs	318,875	564,032	476,322	(2,979)	1,356,250
Salaries and benefits	61,683	54,459	168,371	26,274	310,787
Selling, general and administrative	33,158	36,014	108,022	13,108	190,302
Goodwill impairment	2,286	31,770	—	—	34,056
Depreciation and amortization	55,660	9,622	29,598	150	95,030
Total operating expenses	471,662	695,897	782,313	36,553	1,986,425
Operating income (expense)	$162,897	$38,101	$104,545	$(39,546)	$265,997
Other income (expense)
Interest income					2,443
Interest expense					(32,571)
Income from unconsolidated affiliates					48
Foreign currency exchange loss, net					20,300
Other gains, net					118
Total other expense, net					(9,662)
Income before income taxes					$256,335
Segment assets as of December 31, 2017	$1,040,135	$695,990	$1,255,765	$148,139	$3,140,029
Property and equipment, net as of December 31, 2017	$196,451	$28,135	$43,564	$153	$268,303

Index to Consolidated Financial Statements

Total revenues for the years ended December 31, 2019, 2018 and 2017, and property and equipment and total assets as of December 31, 2019 and 2018, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2019	2018	2017	2019	2018	2019	2018
United States	$716,576	$721,977	$572,383	$49,904	$29,499	$717,894	$493,428
Germany	518,146	476,122	495,778	35,824	25,302	660,730	508,062
Spain	189,104	155,619	115,473	55,240	39,238	371,882	198,082
United Kingdom	135,006	133,132	136,977	22,420	20,525	520,549	519,918
Italy	130,929	103,691	89,276	20,663	15,238	210,910	157,314
Poland	130,104	126,513	128,672	42,916	50,359	222,582	155,821
India	113,146	92,468	82,389	27,281	19,554	163,125	89,923
France	94,352	75,466	56,027	1,508	1,037	96,636	76,687
Greece	79,716	71,007	71,197	11,753	11,267	111,339	58,419
Malaysia	74,948	76,380	56,287	2,629	2,802	114,796	103,043
Australia	51,686	58,039	77,777	1,992	2,051	62,844	61,215
New Zealand	47,611	48,881	47,091	3,137	2,718	237,076	196,869
Other	468,785	397,334	323,095	84,713	72,279	1,167,303	702,374
Total foreign	2,033,533	1,814,652	1,680,039	310,076	262,370	3,939,772	2,827,727
Total	$2,750,109	$2,536,629	$2,252,422	$359,980	$291,869	$4,657,666	$3,321,155

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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$54,765	$—	$54,765
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	(41,935)	$—	$(41,935)

		As of December 31, 2018
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$44,637	$—	$44,637
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(36,102)	$—	$(36,102)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2019 , the fair values of the Convertible Notes and Senior Notes were $569.4 million and $668.2 million, respectively, with carrying values of $437 million and $673.4 million, respectively.

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

Index to Consolidated Financial Statements

(19) Commitments

As of December 31, 2019, the Company had $79.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.7 million are collateralized by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2019, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $12.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $49.6 million over the terms of the agreements with the customers.
From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company’s Consolidated Balance Sheets. As of December 31, 2019, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $489 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2019 or 2018.

(20) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.3 million, $0.3 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, for the use of this airplane.

In June 2014, the Company signed an ATM operating agreement with Rontec Ltd., a U.K. company in which Gerald Ronson holds a majority of the shares. Mr. Ronson is the father-in-law of Paul Althasen, one of the Company's directors. This is a commercial agreement under which the Company leases ATM sites from Rontec Ltd. at rates which it considers to be competitive commercial rates. The Company paid $50 thousand, $38 thousand and $49 thousand under this agreement in each of 2019, 2018 and 2017, respectively.

(21) Selected Quarterly Data (Unaudited)

Index to Consolidated Financial Statements

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2018
Revenues	$550,515	$622,224	$714,505	$649,385
Operating income	$45,472	$90,369	$150,913	$71,160
Net income (loss)	$26,344	$43,636	$102,257	$59,894
Net income (loss) attributable to Euronet Worldwide, Inc.	$26,413	$43,724	$102,723	$59,991
Earnings (loss) per common share:
Basic	$0.51	$0.85	$2.01	$1.16
Diluted	$0.49	$0.82	$1.89	$1.10
For the Year Ended December 31, 2019
Revenues	$577,509	$691,867	$786,986	$693,747
Operating income	$56,094	$117,897	$193,990	$107,213
Net income	$34,579	$68,005	$137,541	$106,570
Net income attributable to Euronet Worldwide, Inc.	$34,543	$68,153	$137,607	$106,446
Earnings per common share:
Basic	$0.67	$1.28	$2.53	$1.96
Diluted	$0.62	$1.25	$2.46	$1.91

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2019, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 28, 2020

Item 9B. Other Information

On February 26, 2020, the Board of Directors of the Company authorized a stock repurchase plan providing for the repurchase of up to $250 million in value of Euronet common stock, but not more than five million shares, through February 28, 2022. Repurchases may take place in the open market or in privately negotiated transactions including derivative transactions, and may be made under a Rule 10b5-1 Plan. The program may be discontinued or amended at any time.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Section 16(a) Reports” and “Meetings and Committees of the Board of Directors” in the Delinquent Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Report of Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors”and "Equity Compensation Plan Information" in the Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019, is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws of Euronet Worldwide, Inc. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 28, 2017, and incorporated herein by reference)

4.1
Indenture, dated May 22, 2019, between Euronet Worldwide, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2019 and incorporated by reference herein)

4.2
Supplemental Indenture, dated May 22, 2019, between Euronet Worldwide, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 22, 2019 and incorporated by reference herein)

4.3	Form of 1.375% Senior Note due 2026 (included as Exhibit A to Exhibit 4.1 above).

4.4
Indenture, dated March 18, 2019, between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 18, 2019 and incorporated by reference herein)

4.5	Form of 0.75% Convertible Senior Note due 2049 (included as Exhibit A to Exhibit 4.4 above)

4.6	Description of Securities

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

10.8
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix A to the Company's Definitive Proxy Statement filed on April 15, 2013, and incorporated by reference herein) (2)

10.9
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.10
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.11.1
Employment Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2018 and incorporated by reference herein) (2)

10.11.2
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 and incorporated by reference herein) (2)

10.15
Credit agreement dated as of October 17, 2018 among Euronet Worldwide, Inc. and certain subsidiaries, as borrowers, certain subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as co-syndication agents, et al. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018 and incorporated by reference herein)

10.16
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.17
Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101)
___________________________

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

(3)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-K.

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

None.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Euronet Worldwide, Inc.

Date: February 28, 2020

/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 28, 2020	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 28, 2020	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 28, 2020	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 28, 2020	Director

/s/ Eriberto R. Scocimara Eriberto R. Scocimara February 28, 2020	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 28, 2020	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 28, 2020	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 28, 2020	Director

/s/ Mark R. Callegari Mark R. Callegari February 28, 2020	Director