Form 10-Q
period 2020-03-31
EURONET WORLDWIDE INC
filed 2020-05-07
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 6, 2020, Euronet Worldwide, Inc. had 52,205,743 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$709,521	$786,081
ATM cash	558,580	665,641
Restricted cash	28,953	34,301
Settlement assets	773,336	1,013,067
Trade accounts receivable, net of credit losses of $3,967 at March 31, 2020 and $3,892 at December 31, 2019	92,860	201,935
Prepaid expenses and other current assets	309,385	217,707
Total current assets	2,472,635	2,918,732
Operating right of use lease assets	379,584	377,543
Property and equipment, net of accumulated depreciation of $411,616 at March 31, 2020 and $410,243 at December 31, 2019	356,558	359,980
Goodwill	714,499	743,823
Acquired intangible assets, net of accumulated amortization of $201,810 at March 31, 2020 and $204,853 at December 31, 2019	130,177	141,847
Other assets, net of accumulated amortization of $47,941 at March 31, 2020 and $46,788 at December 31, 2019	130,932	115,741
Total assets	$4,184,385	$4,657,666
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$773,336	$1,013,067
Trade accounts payable	88,392	81,743
Accrued expenses and other current liabilities	365,326	294,557
Current portion of operating lease liabilities	129,151	127,353
Short-term debt obligations and current maturities of long-term debt obligations	3,528	6,089
Income taxes payable	40,090	52,583
Deferred revenue	61,767	58,588
Total current liabilities	1,461,590	1,633,980
Debt obligations, net of current portion	1,083,618	1,090,939
Operating lease obligations, net of current portion	243,639	241,977
Deferred income taxes	52,613	56,067
Other long-term liabilities	53,653	55,361
Total liabilities	2,895,113	3,078,324
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 62,853,785 issued at March 31, 2020 and 62,775,762 issued at December 31, 2019	1,257	1,256
Additional paid-in-capital	1,198,097	1,190,058
Treasury stock, at cost, 10,648,096 shares at March 31, 2020 and 8,554,908 shares at December 31, 2019	(703,716)	(463,704)
Retained earnings	1,018,475	1,016,554
Accumulated other comprehensive loss	(224,667)	(164,890)
Total Euronet Worldwide, Inc. stockholders’ equity	1,289,446	1,579,274
Noncontrolling interests	(174)	68
Total equity	1,289,272	1,579,342
Total liabilities and equity	$4,184,385	$4,657,666
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$583,907	$577,509
Operating expenses:
Direct operating costs	359,456	353,833
Salaries and benefits	101,240	92,795
Selling, general and administrative	60,793	48,147
Depreciation and amortization	30,816	26,640
Total operating expenses	552,305	521,415
Operating income	31,602	56,094
Other income (expense):
Interest income	567	343
Interest expense	(9,233)	(8,199)
Loss on early retirement of debt	—	(928)
Foreign currency exchange (loss) gain, net	(18,806)	3,208
Other gains	31	25
Other expense, net	(27,441)	(5,551)
Income before income taxes	4,161	50,543
Income tax expense	(2,441)	(15,964)
Net income	1,720	34,579
Net loss (income) attributable to noncontrolling interests	201	(36)
Net income attributable to Euronet Worldwide, Inc.	$1,921	$34,543

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.04	$0.67
Diluted	$0.04	$0.62

Weighted average shares outstanding:
Basic	53,607,104	51,880,534
Diluted	54,779,321	55,576,867
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,720	$34,579
Translation adjustment	(59,818)	(16,156)
Comprehensive (loss) income	(58,098)	18,423
Comprehensive loss (income) attributable to noncontrolling interests	242	(7)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(57,856)	$18,416
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income
Other comprehensive loss
Stock issued under employee stock plans	130,136	3	5,194	(1,756)
Share-based compensation			4,490
Issuance of convertible notes, net of tax			71,660
Repurchase and conversions of convertible notes, net of tax	6		(42,917)
Balance as of March 31, 2019	51,950,140	$1,201	$1,142,691	$(393,307)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	80,519	1	1,701	(249)
Share-based compensation			6,338
Repurchase of shares	(2,095,683)			(239,763)
Balance as of March 31, 2020	52,205,690	$1,257	$1,198,097	$(703,716)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income	34,543		36	34,579
Other comprehensive loss		(16,156)	(29)	(16,185)
Stock issued under employee stock plans				3,441
Share-based compensation				4,490
Issuance of convertible notes, net of tax				71,660
Repurchases and conversions of convertible notes				(42,917)
Balance as of March 31, 2019	$704,348	$(167,199)	$176	$1,287,910

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	1,921		(201)	1,720
Other comprehensive loss		(59,777)	(41)	(59,818)
Stock issued under employee stock plans				1,453
Share-based compensation				6,338
Repurchase of shares				(239,763)
Balance as of March 31, 2020	$1,018,475	$(224,667)	$(174)	$1,289,272
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,720	$34,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,816	26,640
Share-based compensation	6,338	4,490
Unrealized foreign exchange loss (gain), net	18,806	(3,208)
Deferred income taxes	(2,043)	3,468
Accretion of convertible debt discount and amortization of debt issuance costs	4,616	4,071
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(10,454)	635
Trade accounts receivable	300,063	(31,456)
Prepaid expenses and other current assets	(119,648)	33,787
Trade accounts payable	(126,242)	(115,380)
Deferred revenue	4,119	3,005
Accrued expenses and other current liabilities	14,811	51,377
Changes in noncurrent assets and liabilities	(17,018)	953
Net cash provided by operating activities	105,884	12,961
Cash flows from investing activities:
Acquisitions, net of cash acquired	475	—
Purchases of property and equipment	(30,392)	(31,390)
Purchases of other long-term assets	(2,046)	(1,783)
Other, net	357	187
Net cash used in investing activities	(31,606)	(32,986)
Cash flows from financing activities:
Proceeds from issuance of shares	1,700	5,171
Repurchase of shares	(240,530)	(2,275)
Borrowings from revolving credit agreements	805,500	1,209,446
Repayments of revolving credit agreements	(805,500)	(1,425,398)
Proceeds from long-term debt obligations	—	525,000
Repayments of long-term debt obligations	—	(94,199)
Net borrowing from short-term debt obligations	(2,163)	(11,779)
Debt issuance costs	—	(11,812)
Other, net	(1,651)	(1,452)
Net cash (used in) provided by financing activities	(242,644)	192,702
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(59,260)	(12,387)
(Decrease) increase in cash and cash equivalents and restricted cash	(227,626)	160,290
Cash and cash equivalents and restricted cash at beginning of period	1,817,379	1,130,952

Cash and cash equivalents and restricted cash at end of period	$1,589,753	$1,291,242

Supplemental disclosure of cash flow information:
Interest paid during the period	$3,678	$5,491
Income taxes paid during the period	$16,064	$12,074
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019, including the notes thereto, set forth in the Company’s 2019 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
Seasonality
Euronet’s Electronic Funds Transfer ("EFT") Processing Segment experiences its heaviest demand for dynamic currency conversion services during the third quarter of the fiscal year, normally coinciding with the tourism season. Additionally, the EFT Processing and epay Segments are normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the money transfer segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.
COVID-19 (coronavirus)
The outbreak of the COVID-19 (coronavirus) pandemic has resulted in travel restrictions across borders, and shelter-in-place orders in most of the countries where the Company operates. The majority of these orders went into effect in late February 2020 or early March 2020. These orders have negatively impacted all of our three operating segments. The EFT Segment has experienced declines in transaction volumes due to these restrictions, especially high-margin cross-border transactions. Although the epay Segment has experienced revenue growth from increased digital content purchases which can be completed remotely, many of its POS retail locations have been closed, reducing in person transactions. Our Money Transfer Segment has experienced declines in transaction volumes due to the restrictions noted above, which have also led to the temporary closure of many of our company owned stores and agents. The Money Transfer Segment has experienced an increase in receivable delinquencies as our agents have been temporarily closed as nonessential services.
In response to the COVID-19 driven impacts, the Company has implemented several key measures to offset the impact across the business, including negotiating certain third party contracts, reducing travel, decreasing planned 2020 capital expenditures, and expanding ATM winterizations (placing them in dormancy status) in more sites and more markets.

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of LIBOR on or before December 31, 2021. This guidance is effective from March 12, 2020 through December 31, 2022 and could impact the accounting for LIBOR provisions in the Company’s unsecured credit agreement. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), as of January 1, 2020, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements and related disclosures.

(3) SETTLEMENT ASSETS AND OBLIGATIONS

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. The Company records corresponding settlement obligations relating to amounts payable. Settlement assets consist of cash and cash equivalents, restricted cash, accounts receivable and prepaid expenses and other current assets. Cash received by Euronet agents and merchants generally become available to the Company within two weeks after initial receipt by the business partner. Receivables from business partners represent funds collected by such business partners that are in transit to the Company.

Settlement obligations consist of money transfers and accounts payable to agents and content providers. Money transfer accounts payable represent amounts to be paid to transferees when they request funds. Most agents typically settle with transferees first then obtain reimbursement from the Company. Money order accounts payable represent amounts not yet presented for payment. Due to the agent funding and settlement process, accounts payable to agents represent amounts due to agents for money transfers that have not been settled with transferees.

	As of
(in thousands)	March 31, 2020	December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$256,456	$282,188
Settlement restricted cash	36,243	49,168
Accounts receivable	364,148	574,410
Prepaid expenses and other current assets	116,489	107,301
Total settlement assets	$773,336	$1,013,067
Settlement obligations:
Trade account payables	$353,498	$504,667
Accrued expenses and other current liabilities	419,838	508,400
Total settlement obligations	$773,336	$1,013,067

A portion of the Company's credit losses are recorded in the accounts receivable within settlement assets. The balance of credit losses related to accounts receivable within settlement assets was $28.3 million and $24.0 million as of March 31, 2020 and December 31, 2019, respectively.

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$709,521	$786,081	$558,454	$385,031
Restricted cash	28,953	34,301	34,398	31,237
ATM cash	558,580	665,641	421,897	395,378
Settlement cash and cash equivalents	256,456	282,188	235,946	273,948
Settlement restricted cash	36,243	49,168	40,547	45,358
Cash and cash equivalents and restricted cash at end of period	$1,589,753	$1,817,379	$1,291,242	$1,130,952

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2020	2019
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	53,607,104	51,880,534
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,172,217	1,285,139
Incremental shares from assumed conversion of convertible debentures	—	2,411,194
Diluted weighted average shares outstanding	54,779,321	55,576,867

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding for the three months ended March 31, 2020 and 2019 of approximately 886,000 and 402,000, respectively.
The Company issued new Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019 and retired the existing convertible notes ("Retired Convertible Notes") that would have matured in 2044 on May 28, 2019. The Company's Convertible Notes currently have, and the Retired Convertible Notes had, a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes and the Retired Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Retired Convertible Notes had a dilutive effect for the three months ended March 31, 2019 as the $142.59 market price per share of common stock as of March 31, 2019 exceeded the $72.18 conversion price per share. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. The market price per share per share of common stock was $85.72, therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures as of March 31, 2020, whereas the dilutive effect was 2,411,194 shares for the three months ended March 31, 2019. See Note 8, Debt Obligations, to the Consolidated Financial Statements for more information about the convertible notes.

Share repurchases
The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the first quarter of 2020, the Company repurchased $239.8 million in value of Euronet common stock under the repurchase programs. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation losses of $59.8 million for the three months ended March 31, 2020 and $16.2 million for the three months ended March 31, 2019. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2020 and 2019.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET
A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2020 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2019	$141,847	$743,823	$885,670
Decreases:
Acquisition	—	(474)	(474)
Amortization	(5,726)	—	(5,726)
Other (primarily changes in foreign currency exchange rates)	(5,944)	(28,850)	(34,794)
Balance as of March 31, 2020	$130,177	$714,499	$844,676

Estimated amortization expense on intangible assets with finite lives as of March 31, 2020, is expected to total $16.1 million for the remainder of 2020, $20.8 million for 2021, $19.8 million for 2022, $15.3 million for 2023, $9.3 million for 2024 and $6.3 million for 2025.
The Company’s annual goodwill impairment test is performed during the fourth quarter of its fiscal year. The annual impairment test for the year ended December 31, 2019 resulted in no impairment charge. The Company considered the impact of COVID-19 on its operations at the reporting unit level and determined that there was no impairment as of March 31, 2020.
Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2019 annual impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place. In response to the COVID-19 pandemic, we will continue to monitor the evaluation of global medical experts and scientists. As information regarding the impact of the COVID-19 pandemic on the Company's business, including intangible assets, becomes available, the impacts to cash flows and the related impact on recovery of intangible assets will be evaluated.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Accrued expenses	$228,724	$246,699
Derivative liabilities	130,555	41,935
Current portion of capital lease obligations	6,047	5,919
Deferred income taxes	—	4
Total	$365,326	$294,557

(7) UNEARNED REVENUES
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

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the first quarter of 2020 is primarily driven by $19.0 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, largely offset by $15.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

(8) DEBT OBLIGATIONS
Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Credit Facility:
Revolving credit agreement	$—	$—
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	440,713	436,965

1.375% Senior Notes, due 2026	661,560	673,440

Other obligations	3,598	6,215

Total debt obligations	1,105,871	1,116,620
Unamortized debt issuance costs	(18,725)	(19,592)
Carrying value of debt	1,087,146	1,097,028
Short-term debt obligations and current maturities of long-term debt obligations	(3,528)	(6,089)
Long-term debt obligations	$1,083,618	$1,090,939

Credit Facility
On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The unsecured revolving credit agreement allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.
The unsecured revolving credit agreement contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants, as of March 31, 2020.
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

On March 18, 2019, the Company provided a notice of redemption to the trustee of the indenture governing the Company's 1.5% Convertible Senior Notes due 2044 (the "Retired Convertible Notes"), pursuant to which the Company would redeem all of the remaining principal amount outstanding of the Retired Convertible Notes on May 28, 2019 (the "Redemption Date") for cash at a redemption price equal to 100% of the principal amount of the Retired Convertible Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date.

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

Contractual interest expense for the Convertible Notes was $1.0 million for the three months ended March 31, 2020. Accretion expense for the Convertible Notes was $3.7 million for the three months ended March 31, 2020. Contractual interest expense for the Convertible Notes and Retired Convertible Notes was $0.2 million and $1.5 million, respectively for the three months ended March 31, 2019. Accretion expense for the Convertible Notes and Retired Convertible Notes was $0.6 million and $2.9 million, respectively for the three months ended March 31, 2019. The effective interest rate was 4.4% for the three months ended March 31, 2020. As of March 31, 2020, the unamortized discount was $84.3 million and will be amortized through March 2025.
1.375% Senior Notes due 2026
On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2020, the Company has outstanding €600 million ($661.6 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of March 31, 2020 and December 31, 2019, borrowings under these arrangements were $3.6 million and $6.2 million, respectively.
Uncommitted Line of Credit
On September 4, 2019, the Company entered into an Uncommitted Loan Agreement with Bank of America which may provide Euronet up to $100.0 million under an uncommitted line of credit. Interest on borrowings is equal to LIBOR plus 0.65% and the agreement expires September 4, 2020. As of March 31, 2020, no amounts were outstanding under the line of credit.

(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of March 31, 2020, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $213 million. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of March 31, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $193 million, primarily in euros.
Foreign currency exchange contracts - xe Operations
xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $18.1 million and $18.6 million for the three months ended March 31, 2020 and 2019, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of March 31, 2020 was approximately $1.5 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.
Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$142,148	$54,765	Accrued expenses and other current liabilities	$(130,555)	$(41,935)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2020 and December 31, 2019 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$142,148	$—	$142,148	$(105,671)	$(14,633)	$21,844

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$54,765	$—	$54,765	$(34,935)	$(7,362)	$12,468

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(130,555)	$—	$(130,555)	$105,671	$1,760	$(23,124)

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$(41,935)	$—	$(41,935)	$34,935	$827	$(6,173)

See Note 10, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation
The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2020	2019
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain, net	$1,019	$2,459

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

(10) FAIR VALUE MEASUREMENTS
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$142,148	$—	$142,148
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(130,555)	$—	$(130,555)

		As of December 31, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$54,765	$—	$54,765
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,935)	$—	$(41,935)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2020, the fair values of the Convertible Notes and Senior Notes were $597.0 million and $615.7 million, respectively, with carrying values of $440.7 million and $661.6 million, respectively.

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

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names, Ria, AFEX Money Express, IME, and xe. Ria, AFEX Money Express and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company’s reportable segment results for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$145,825	$172,911	$266,234	$(1,063)	$583,907
Operating expenses:
Direct operating costs	87,536	130,074	142,909	(1,063)	359,456
Salaries and benefits	22,091	15,697	53,864	9,588	101,240
Selling, general and administrative	10,941	8,838	38,582	2,432	60,793
Depreciation and amortization	20,322	1,844	8,571	79	30,816
Total operating expenses	140,890	156,453	243,926	11,036	552,305
Operating income (expense)	$4,935	$16,458	$22,308	$(12,099)	$31,602

	For the Three Months Ended March 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$145,703	$176,114	$256,581	$(889)	$577,509
Operating expenses:
Direct operating costs	83,776	133,525	137,404	(872)	353,833
Salaries and benefits	19,431	14,753	51,156	7,455	92,795
Selling, general and administrative	9,086	8,052	29,109	1,900	48,147
Depreciation and amortization	16,642	1,785	8,138	75	26,640
Total operating expenses	128,935	158,115	225,807	8,558	521,415
Operating income (expense)	$16,768	$17,999	$30,774	$(9,447)	$56,094

The following table presents the Company’s total assets by reportable segment:

	Total Assets as of
(in thousands)	March 31, 2020	December 31, 2019
EFT Processing	$1,755,395	$1,914,144
epay	763,636	962,671
Money Transfer	1,406,116	1,560,136
Corporate Services, Eliminations and Other	259,238	220,715
Total	$4,184,385	$4,657,666

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

	For the Three Months Ended March 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$99,474	$115,277	$91,058	$305,809
North America	15,019	33,852	137,895	186,766
Asia Pacific	31,328	19,274	30,848	81,450
Other	4	4,508	6,433	10,945
Eliminations	—	—	—	(1,063)
Total	$145,825	$172,911	$266,234	$583,907

	For the Three Months Ended March 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$107,611	$114,906	$85,559	$308,076
North America	8,205	39,664	134,832	182,701
Asia Pacific	29,877	17,374	30,713	77,964
Other	10	4,170	5,477	9,657
Eliminations	—	—	—	(889)
Total	$145,703	$176,114	$256,581	$577,509

(12) INCOME TAXES
The Company's effective income tax rate was 58.7% and 31.6% for the three months ended March 31, 2020 and 2019, respectively. The Company's effective income tax rate for the three months ended March 31, 2020 was higher than the applicable statutory income tax rate of 21% primarily as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates. The Company's effective income tax rate for the three months ended March 31, 2019 was higher than the applicable statutory income tax rate of 21% largely because of the application to the Company of the global intangible low-taxed income ("GILTI") tax provision and certain foreign earnings of the Company being subject to higher local statutory income tax rates.

(13) COMMITMENTS
As of March 31, 2020, the Company had $73.0 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $49.7 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.9 million by cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2020, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $37.5 million over the terms of agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of March 31, 2020, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $509 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2020 or December 31, 2019.

(14) LITIGATION AND CONTINGENCIES
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

(15) LEASES
The Company enters into operating leases for ATM sites, office spaces, retail stores and equipment. The Company's finance leases are immaterial. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.
The present value of lease payments is determined using the incremental borrowing rate based on information available at the lease commencement date. All leases with fixed payments, including leases with an initial term of 12 months or less, are recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2020 are:

As of March 31, 2020
Maturity of Lease Liabilities (in thousands)	Operating Leases
Remainder of 2020	$98,827
2021	99,540
2022	70,832
2023	49,670
2024	30,813
Thereafter	46,573
Total lease payments	$396,255
Less: imputed interest	(23,465)
Present value of lease liabilities	$372,790

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended March 31, 2020
Operating lease expense	Selling, general and administrative and Direct operating costs	$33,188
Variable lease expense	Selling, general and administrative and Direct operating costs	8,680
Total lease expense		$41,868

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2020
Weighted- average remaining lease term (years)	4.4
Weighted- average discount rate	3.0%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (a)	$32,792
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets
ROU assets obtained in exchange for new operating lease liabilities	$50,525

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Generally, the words "believe," "expect," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean the statement is not forward-looking. All statements other than statements of historical facts included in this document are forward-looking statements, including, but not limited to, statements regarding the following:

•	our business plans and financing plans and requirements;

•	trends affecting our business plans and financing plans and requirements;

•	the effect of the COVID-19 pandemic on our business;

•	trends affecting our business;

•	the adequacy of capital to meet our capital requirements and expansion plans;

•	the assumptions underlying our business plans;

•	our ability to repay indebtedness;

•	our estimated capital expenditures;

•	the potential outcome of loss contingencies;

•	our expectations regarding the closing of any pending acquisitions;

•	business strategy;

•	government regulatory action;

•	the expected effects of changes in laws or accounting standards;

•	technological advances; and

•	projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, the effect of the COVID-19 pandemic on our business; conditions in world financial markets and general economic conditions, including the effects in Europe of the negotiations related to the United Kingdom's departure from the European Union (E.U.), and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions; the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions or ATM access fees by the E.U.; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and the E.U.'s General Data Privacy Regulation and the Services Payment Directive ("PSD2") and Part II, Item 1A of this Quarterly Report on Form 10-Q, requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; general economic, financial and market conditions and the duration and extent of any economic downturns related to the COVID-19 pandemic or future events; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; renewal of sources of funding as they expire and the availability of replacement funding; the outlook for markets we serve; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 42,176 ATMs and approximately 329,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 732,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria, AFEX Money Express and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 402,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 70% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019).

SOURCES OF REVENUES AND CASH FLOW
Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 25% of total consolidated revenues for the first quarter of 2020, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 30% of total consolidated revenues for the first quarter of 2020, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time compared with other electronic products has decreased over time, and digital media content now produces approximately 40% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 45% of total consolidated revenues for the first quarter of 2020, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
The Company offers a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria's business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2023. Thereafter, it will automatically renew for subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.
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

•	the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions by the E.U.;

•	the impact of overall market trends on ATM transactions in our current target markets:

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business;

•	the continued development and implementation of our software products and their ability to interact with other leading products; and

•
the duration and severity of the COVID-19 pandemic may limit access to ATM locations, create consumer fear regarding contracting the virus by touching ATM screens, keyboards or cash, impact consumer cross-border travel habits and reduce high margin cross-border transactions.

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

•	our ability to use existing expertise and relationships with mobile operators, digital content providers and retailers to our advantage;

•	the continued use of third-party providers such as ourselves to supply electronic processing solutions for existing and additional digital content;

•	the development of mobile phone networks in the markets in which we do business and the increase in the number of mobile phone users;

•	the overall pace of growth in the prepaid mobile phone and digital content market, including consumer shifts between prepaid and postpaid services;

•	our market share of the retail distribution capacity;

•	the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;

•	the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;

•	our ability to fully recover monies collected by retailers;

•	our ability to add new and differentiated products in addition to those offered by mobile operators;

•	our ability to develop and effectively market additional value added services;

•	our ability to take advantage of cross-selling opportunities with our EFT Processing and Money Transfer Segments, including providing money transfer services through our distribution network;

•	the availability of financing for further expansion; and

•
the duration and severity of the COVID-19 pandemic may limit access to POS merchant locations, our ability to maintain and grow our relationships with digital content providers that are experiencing increased demand due to the COVID-19 pandemic, and increase our credit risk as many of our merchants are temporarily closed as nonessential services.

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

•	our ability to provide additional value-added products under the xe brand; and

•
the duration and severity of the COVID-19 pandemic impact on worker migration and employment opportunities, the ability of our customers to access agent network locations due to government ordered business closures, and the potential for an increase in credit risk and customer agent receivable defaults.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three months ended March 31, 2020 and 2019 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$145,825	$145,703	$122	—%
epay	172,911	176,114	(3,203)	(2)%
Money Transfer	266,234	256,581	9,653	4%
Total	584,970	578,398	6,572	1%
Corporate services, eliminations and other	(1,063)	(889)	(174)	20%
Total	$583,907	$577,509	$6,398	1%

	Operating Income (Expense) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$4,935	$16,768	$(11,833)	(71)%
epay	16,458	17,999	(1,541)	(9)%
Money Transfer	22,308	30,774	(8,466)	(28)%
Total	43,701	65,541	(21,840)	(33)%
Corporate services, eliminations and other	(12,099)	(9,447)	(2,652)	28%
Total	$31,602	$56,094	$(24,492)	(44)%
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
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,		Decrease Percent
Currency (dollars per foreign currency)	2020	2019
Australian dollar	$0.6144	$0.7125	(14)%
British pound	$1.2405	$1.3024	(5)%
euro	$1.1026	$1.1354	(3)%
Hungarian forint	$0.0031	$0.0036	(14)%
Indian rupee	$0.0133	$0.0142	(6)%
Malaysian ringgit	$0.2319	$0.2445	(5)%
New Zealand dollar	$0.5966	$0.6813	(12)%
Polish zloty	$0.2418	$0.2639	(8)%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
EFT PROCESSING SEGMENT
The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$145,825	$145,703	$122	—%
Operating expenses:
Direct operating costs	87,536	83,776	3,760	4%
Salaries and benefits	22,091	19,431	2,660	14%
Selling, general and administrative	10,941	9,086	1,855	20%
Depreciation and amortization	20,322	16,642	3,680	22%
Total operating expenses	140,890	128,935	11,955	9%
Operating income	$4,935	$16,768	$(11,833)	(71)%
Transactions processed (millions)	785	691	94	14%
ATMs as of March 31,	42,176	42,034	142	—%
Average ATMs	44,813	40,918	3,895	10%

Revenues
EFT Processing Segment total revenues for the three months ended March 31, 2020 were $145.8 million and $145.7 million for the same period in 2019. Total revenues for the three months ended March 31, 2020 slightly increased due to growth in the Asia Pacific and United States markets, offset by the impact of fewer European ATM transactions, especially high-margin cross-border transactions (DCC), related to the COVID-19 pandemic driven government imposed border closures and shelter-in-place orders. The government imposed border closures went into place throughout Europe in late February 2020 and early March 2020. These closures resulted in a decrease in revenues in the month of March 2020 compared to March 2019. While the EFT Segment had an overall slight increase in revenues for the quarter ended March 31, 2020, the growth rate was reduced by the decrease in revenues in March 2020 compared to March 2019. Foreign currency movements decreased total revenues by approximately $3.8 million for the three months ended March 31, 2020 compared to the same period in 2019.
Average monthly revenues per ATM were $1,085 for the three months ended March 31, 2020 and $1,187 for the three months ended March 31, 2019. Revenues per transaction were $0.19 for the three months ended March 31, 2020 compared to $0.21 for the same period in 2019. The decreases in average monthly revenues per ATM and revenues per transaction were attributable to the revenue decrease from DCC, which earns higher revenues per transaction than other ATM or card-based services, surcharges and the U.S. dollar strengthening against key foreign currencies.
Direct operating costs
EFT Processing Segment direct operating costs were $87.5 million for the three months ended March 31, 2020, an increase of $3.8 million or 4% compared to the same period in 2019. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment schemes processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The increase in direct operating costs was primarily due to the increase in the number of ATMs under management. Foreign currency movements decreased direct operating costs for the three months ended March 31, 2020 by approximately $2.7 million compared to the same period in 2019.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $58.3 million for the three months ended March 31, 2020 and $61.9 million for the three months ended March 31, 2019. The decrease in gross profit was primarily due to increases in direct operating costs related to an increase in ATM's under management. Gross profit as a percentage of revenues (“gross margin”) decreased to 40.0% for the three months ended March 31, 2020, compared to 42.5% for the same period in 2019. The decrease in gross margin was attributable to the decrease in DCC transactions and domestic and international surcharge.

Salaries and benefits
Salaries and benefits expense increased $2.7 million or 14% for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to additional headcount to support an increase in the number of ATMs and POS devices under management. The shelter-in-place orders that went into place in late February 2020 and March 2020 in response to the COVID-19 pandemic reduced transaction volumes and revenues during that time period, but human resources to support actual and planned growth were added throughout 2019 as well as the early part of the first quarter of 2020 before the COVID-19 pandemic took effect, which led to lower transactions and revenues in the quarter, especially high-margin cross-border transactions. As a percentage of revenues, these costs increased to 15.1% for the three months ended March 31, 2020, compared to 13.3% for the same period in 2019.
Selling, general and administrative
Selling, general and administrative expenses increased $1.9 million or 20% for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to increases in professional fees. As a percentage of revenues, selling, general and administrative expenses increased to 7.5% for the three months ended March 31, 2020, compared to 6.2% for the same period in 2019.
Depreciation and amortization
Depreciation and amortization expense increased $3.7 million or 22% for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to the deployment of additional ATMs and software assets. As a percentage of revenues, depreciation and amortization expenses increased to 13.9% for the three months ended March 31, 2020, compared to 11.4% for the same period in 2019.
Operating income
EFT Processing Segment operating income for the three months ended March 31, 2020 was $4.9 million, a decrease of $11.8 million or 71% compared to the same period in 2019. Operating income as a percentage of revenues (“operating margin”) decreased to 3.4% for the three months ended March 31, 2020 from 11.5% for the same period in 2019. The decreases in operating income and operating margin were primarily due to an increase in direct operating costs to support the additional ATMs under management and a change in product mix. During late February 2020 and throughout March 2020, high margin cross-border transactions (DCC) decreased throughout Europe due to the COVID-19 pandemic driven government imposed border closures and shelter-in-place orders. Operating income per transaction decreased to $0.01 for the three months ended March 31, 2020 compared to $0.02 for the same period in 2019.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2020 and 2019 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$172,911	$176,114	$(3,203)	(2)%
Operating expenses:
Direct operating costs	130,074	133,525	(3,451)	(3)%
Salaries and benefits	15,697	14,753	944	6%
Selling, general and administrative	8,838	8,052	786	10%
Depreciation and amortization	1,844	1,785	59	3%
Total operating expenses	156,453	158,115	(1,662)	(1)%
Operating income	$16,458	$17,999	$(1,541)	(9)%
Transactions processed (millions)	447	338	109	32%
Revenues
epay Segment total revenues for the three months ended March 31, 2020 were $172.9 million, a decrease of $3.2 million compared to the same period in 2019. The decrease in total revenues was primarily due to the U.S. dollar strengthening against key foreign currencies, partially offset by an increase in the number of transactions processed driven by continued digital media growth. Foreign currency movements decreased total revenues by approximately $5.3 million for the three months ended March 31, 2020, compared to the same period in 2019. The epay segment was impacted by the COVID-19 pandemic government imposed shelter-in-place orders, primarily at retail outlets, which was partially offset by increases in digital product offerings in Asia. Overall, revenues decreased in March 2020 compared to March 2019 due to consumer movement restrictions and temporary retail outlet closures as a result of the COVID-19 pandemic.
Revenues per transaction decreased to $0.39 for the three months ended March 31, 2020 compared to $0.52 for the same period in 2019. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.
Direct operating costs
epay Segment direct operating costs were $130.1 million for the three months ended March 31, 2020, a decrease of $3.5 million compared to the same period in 2019. Direct operating costs in our epay Segment include the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs was primarily due to the U.S. dollar strengthening against key foreign currencies. Foreign currency movements decreased direct operating costs for the three months ended March 31, 2020 by approximately $3.9 million compared to the same period in 2019.
Gross profit
Gross profit was $42.8 million for the three months ended March 31, 2020 compared to $42.6 million for the three months ended March 31, 2019. Gross margin increased to 24.8% for the three months ended March 31, 2020, compared to 24.2% for the same period in 2019 due to overall growth of the business.
Salaries and benefits
Salaries and benefits increased $0.9 million or 6% for the three months ended March 31, 2020, compared to the same period in 2019 to support continued growth of the business. As a percentage of revenues, salaries and benefits increased to 9.1% for the three months ended March 31, 2020, compared to 8.4% for the same period in 2019.
Selling, general and administrative
Selling, general and administrative expenses were $8.8 million for the three months ended March 31, 2020, an increase of $0.8 million or 10% compared to the same period in 2019. As a percentage of revenues, selling, general and administrative expenses increased to 5.1% for the three months ended March 31, 2020, compared to 4.6% for the same period in 2019.

Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. Depreciation and amortization expenses increased $0.1 million or 3% for the three months ended March 31, 2020, compared to the same period in 2019. As a percentage of revenues, depreciation and amortization expense increased to 1.1% for the three months ended March 31, 2020 compared to 1.0% for the same period in 2019.
Operating income
epay Segment operating income for the three months ended March 31, 2020 was $16.5 million, a decrease of $1.5 million or 9% compared to the same period in 2019. Operating margin decreased to 9.5% for the three months ended March 31, 2020 from 10.2% for the same period in 2019. Operating income per transaction decreased to $0.04 for the three months ended March 31, 2020 compared to $0.05 in the same period in 2019. The decreases in operating income and operating margin were primarily due to the U.S. dollar strengthening against key foreign currencies, an increase in headcount to support the growth of the business, and decreased revenue growth in certain markets that were negatively impacted by the COVID-19 pandemic. Foreign currency movements decreased operating income for the three months ended March 31, 2020 by approximately $0.4 million compared to the same period in 2019.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2020 and 2019 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$266,234	$256,581	$9,653	4%
Operating expenses:
Direct operating costs	142,909	137,404	5,505	4%
Salaries and benefits	53,864	51,156	2,708	5%
Selling, general and administrative	38,582	29,109	9,473	33%
Depreciation and amortization	8,571	8,138	433	5%
Total operating expenses	243,926	225,807	18,119	8%
Operating income	$22,308	$30,774	$(8,466)	(28)%
Transactions processed (millions)	27.4	26.6	0.8	3%
Revenues
Money Transfer Segment total revenues for the three months ended March 31, 2020 were $266.2 million, an increase of $9.7 million or 4% compared to the same period in 2019. The increase in revenues was primarily due to increases in the number of international money transfers processed, driven by growth in our U.S. and foreign agent and correspondent payout networks, and growth in xe, driven by recent currency volatility. Revenues per transaction increased to $9.72 for the three months ended March 31, 2020 compared to $9.65 for the same period in 2019. The overall growth rate in revenues was negatively impacted by the COVID-19 pandemic due to the temporary closure of Company owned stores and retail agents due to government imposed shelter-in-place orders. Revenues decreased for the month of March 2020 compared to March 2019. Foreign currency movements decreased total revenues by approximately $4.5 million for the three months ended March 31, 2020 compared to the same period in 2019.
Direct operating costs
Money Transfer Segment direct operating costs were $142.9 million for the three months ended March 31, 2020, an increase of $5.5 million or 4% compared to the same period in 2019. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements decreased direct operating costs for the three months ended March 31, 2020 by approximately $1.9 million compared to the same period in 2019.
Gross profit
Gross profit was $123.3 million for the three months ended March 31, 2020 compared to $119.2 million for the three months ended March 31, 2019. The increase in gross profit was primarily due to growth in the number of money transfer transactions processed in both the U.S. and foreign markets. Gross margins of 46.3% for the three months ended March 31, 2020 were essentially flat compared to 46.4% for the same period in 2019.
Salaries and benefits
Salaries and benefits expense increased $2.7 million or 5% for the three months ended March 31, 2020, compared to the same period in 2019. The increase in salaries and benefits was primarily due to the expansion of our operations. As a percentage of revenues, salaries and benefits increased to 20.2% for the three months ended March 31, 2020, compared to 19.9% for the same period in 2019. The increase in salaries and benefits was the result of headcount increases in place to support the growth of the business in advance of the COVID-19 pandemic.

Selling, general and administrative
Selling, general and administrative expenses for the three months ended March 31, 2020 were $38.6 million, an increase of $9.5 million or 33% compared to the same period in 2019. The increase was primarily due to expenses incurred to support the growth of our money transfer services, the expansion of new products in both the U.S. and foreign markets, and an increase in additional charges taken to cover anticipated agent receivable defaults as a result of government ordered business closures required to manage the COVID-19 pandemic. As a percentage of revenues, selling, general and administrative expenses increased to 14.5% for the three months ended March 31, 2020, compared to 11.3% for the same period in 2019.
Depreciation and amortization
Depreciation and amortization expense increased $0.4 million or 5% for the three months ended March 31, 2020, compared to the same period in 2019. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, depreciation and amortization expenses were flat at 3.2% for the three months ended March 31, 2020 and 2019.
Operating income
Money Transfer Segment operating income for the three months ended March 31, 2020 was $22.3 million, a decrease of $8.5 million or 28% compared to the same period in 2019. Operating margin decreased to 8.4% for the three months ended March 31, 2020, compared to 12.0% for the same period in 2019. The decreases in operating income and operating margin were primarily due to the increase in selling, general and administrative expenses incurred to support the expansion of new products and markets and COVID-19 pandemic related anticipated agent receivables default charges. Operating income per transaction decreased to $0.81 for the three months ended March 31, 2020, compared to $1.16 for the same period in 2019.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2020 and 2019 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase Amount	Increase Percent
Salaries and benefits	$9,588	$7,455	$2,133	29%
Selling, general and administrative	2,432	1,917	515	27%
Depreciation and amortization	79	75	4	5%
Total operating expenses	$12,099	$9,447	$2,652	28%
Corporate operating expenses
Overall, operating expenses for Corporate Services increased 28% for the three months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in stock compensation driven by the issuance of a special retention stock incentive award granted to key executives in April of 2019. These awards vest based on the Company’s achievement of certain long-term performance targets over the next three to four years.

OTHER INCOME (EXPENSE), NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$567	$343	$224	65%
Interest expense	(9,233)	(8,199)	(1,034)	13%
Foreign currency exchange (loss) gain, net	(18,806)	3,208	(22,014)	(686)%
Loss on early extinguishment of debt	—	(928)	928	n/m
Other (loss) gains	31	25	6	24%
Other expense, net	$(27,441)	$(5,551)	$(21,890)	394%
________________
n/m — Not meaningful
Interest income
The increase in interest income for the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to an increase in interest rates on cash balances held at banks.
Interest expense
The increase in interest expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily related to the issuance of the Senior Notes partially offset by a decrease in Convertible Notes outstanding in the period.
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
We recorded net foreign currency exchange losses of $18.8 million for the three months ended March 31, 2020, compared to net foreign currency exchange gains of $3.2 million for the same period in 2019. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 58.7% and 31.6% for the three months ended March 31, 2020 and 2019, respectively. The Company's effective income tax rate for the three months ended March 31, 2020 was higher than the applicable statutory income tax rate of 21% primarily as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates. The Company’s effective income tax rate for the three months ended March 31, 2019 was higher than the applicable statutory income tax rate of 21% largely because of the application to the Company of the global intangible low-taxed income ("GILTI") tax provision and certain foreign earnings of the Company being subject to higher local statutory income tax rates. The increase in the effective tax rate for the first quarter of 2020 compared to the same period in 2019 was largely the result of the mix of earnings and the rates of tax being applied to those earnings.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

NET INCOME ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $1.9 million and $34.5 million for the three months ended March 31, 2020 and 2019, respectively. Net income attributable to Euronet decreased $32.6 million for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in net income for the three months ended March 31, 2020 was primarily due to a decrease in operating income of $24.5 million, an increase of $22.0 million in net foreign currency exchange losses, an increase in interest expense of $1.0 million, partially offset by a decrease in income tax expense of $13.5 million, a decrease in loss on early retirement of debt of $0.9 million, an increase in net income attributable to noncontrolling interests of $0.2 million, and an increase in interest income of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of March 31, 2020, we had working capital of $1,011.0 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,284.8 million as of December 31, 2019. The decrease in working capital is primarily due to $239.8 million of share repurchases during the first quarter of 2020. Our ratio of current assets to current liabilities was 1.69 and 1.79 at March 31, 2020 and December 31, 2019, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of March 31, 2020, we had approximately $558.6 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet.
The Company has $709.5 million of unrestricted cash as of March 31, 2020 compared to $786.1 million as of December 31, 2019. The decrease in cash primarily due to $239.8 million in share repurchases during the first quarter of 2020, partially offset by cash generated from operations. Additionally, the Company has $558.6 million of cash in ATMs at March 31, 2020, giving the Company access to $1,268.1 million in available cash, and $950.3 million available under the credit facility with no significant long-term debt principal payments until March 2025. This liquidity is available to fund operations through the pandemic crisis.
The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
Liquidity	2020	2019
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$105,884	$12,961
Investing activities	(31,606)	(32,986)
Financing activities	(242,644)	192,702
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(59,260)	(12,387)
(Decrease) increase in cash and cash equivalents and restricted cash	$(227,626)	$160,290

Operating activity cash flow
Cash flows provided by operating activities were $105.9 million for the first quarter of 2020 compared to $13.0 million for the first quarter of 2019. The increase in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.
Investing activity cash flow
Cash flows used in investing activities were $31.6 million for the first quarter of 2020 compared to $33.0 million for the same period in 2019. We used $30.4 million for purchases of property and equipment for the first quarter of 2020 compared to $31.4 million for the first quarter of 2019. Cash used for software development and other investing activities totaled $1.7 million and $1.6 million for the first quarter of 2020 and 2019, respectively.
Financing activity cash flow
Cash flows used in financing activities were $242.6 million for the first quarter of 2020 compared to cash flows provided by financing activities of $192.7 million for the same period in 2019. Our financing activities for the first quarter of 2020 consisted of cash outflows of $2.2 million compared to net borrowings of $203.1 million for the first quarter of 2019. The decrease in net borrowings for the first quarter of 2020 compared to the same period in 2019 was the result of the issuance of $525.0 million of convertible notes in the first quarter of 2019 which was used to fund the operating cash of our IAD networks, repay revolving credit facility borrowings and repurchase a portion of existing convertible notes. We repurchased $240.5 million and $2.3 million of our common stock during the first quarter of 2020 and 2019, respectively. Of the $240.5 million repurchased shares, $239.8 million of Euronet Common Stock was repurchased under the Repurchase Program. We received proceeds of $1.7 million and $5.2 million during the first quarter of 2020 and 2019, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
Other sources of capital
Credit Facility - On October 17, 2018, the Company entered into a $1.0 billion unsecured credit agreement (the "Credit Facility") that expires on October 17, 2023. The Credit Facility allows for borrowings in Australian Dollars, British Pounds Sterling, Canadian Dollars, Czech Koruna, Danish Krone, Euros, Hungarian Forints, Japanese Yen, New Zealand Dollars, Norwegian Krone, Polish Zlotys, Swedish Krona, Swiss Francs, and U.S. Dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.
As of March 31, 2020, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of March 31, 2020, we had no borrowings and $49.7 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $950.3 million under the Credit Facility was available for borrowing.
Uncommitted Line of Credit - On September 4, 2019, the Company entered into an Uncommitted Loan Agreement with Bank of America which may provide Euronet up to $100.0 million under an uncommitted line of credit. Interest on borrowings is equal to LIBOR plus 0.65% and the agreement expires September 4, 2020. As of March 31, 2020, no amounts were outstanding under the line of credit.
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
Senior Notes - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2020, the Company has outstanding €600 million ($661.6 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $3.6 million and $6.2 million outstanding under these other obligation arrangements as of March 31, 2020 and December 31, 2019, respectively.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the first quarter of 2020 were $30.4 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2020 are currently estimated to range from approximately $65 million to $70 million. The Company has reduced estimated capital expenditures for 2020 due to the COVID-19 pandemic.
At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.
Share repurchase plan
The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. The Company has repurchased all $375 million of stock under this program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. The Company has repurchased $110.4 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the three months ended March 31, 2020, the Company repurchased 2.1 million shares under the repurchase programs at a weighted average purchase price of $114.41 for a total value of $239.8 million. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2020, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2020. See also Note 13, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of March 31, 2020, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2019, other than those resulting from changes in the amount of debt outstanding discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2020, our total debt outstanding, excluding unamortized debt issuance costs, was $1,105.9 million. Of this amount, $440.7 million, net of debt discounts, or 40% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $525.0 million outstanding principal amount of contingent convertible notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2020, the fair value of our fixed rate convertible notes was $597.0 million, compared to a carrying value of $440.7 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of March 31, 2020 we had no borrowings under our Credit Facility. Additionally, $661.6 million, or 60% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of March 31, 2020, the fair value of our fixed rate Senior Notes was $615.7 million, compared to a carrying value of $661.6 million. The remaining $3.6 million, or 0.3% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the first quarter of 2020, approximately 70% and of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2020, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $38.0 million to $43.0 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $138.0 million to $143.0 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of March 31, 2020, we had foreign currency derivative contracts outstanding with a notional value of $213 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2020, we held foreign currency derivative contracts outstanding with a notional value of $1.5 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $193 million, primarily in euros.
See Note 9, Derivative Instruments and Hedging Activities, to our Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There has been no change in our internal control over financial reporting during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.
The discussion regarding contingencies in Part I, Item 1 — Financial Statements (unaudited), Note 14, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.
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

ITEM 1A. RISK FACTORS
Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

The outbreak of COVID-19 (coronavirus) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets and our operations, including the demand for our products and services.
The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions in our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products and services; reduced consumer demand for our products and services due to reduced consumer traffic in, or closure of, retail and other locations where our products and services are offered; and labor shortages.
For example, the COVID-19 pandemic has resulted in travel restrictions within and between countries, and sheltering in place orders in most of the countries where we do business. The majority of these orders went into effect at the end of February and throughout various times in March. These orders have negatively impacted all of our three operating segments. The EFT operating segment has experienced declines in transaction volumes as the restrictions noted above have reduced transactions on our network of ATMs. The epay Segment has experienced the closure of many of its POS retail locations. Finally, our money transfer segment has experienced declines in transaction volumes. Our network of company owned stores, and agents have experienced closures as many of our agents and stores were deemed nonessential services and ordered to close.
More broadly, the outbreak could potentially lead to an economic downturn that could affect demand for our products and services. Furthermore, our offices and the retail and other locations where our products and services are offered and those of our suppliers and vendors must comply with new and additional regulations imposed by state and local governments in response to the recent coronavirus outbreak, including COVID-19 safety guidance for indoor facilities. The implementation of compliance measures may cause a reduction in the number of transactions that we process.
The COVID-19 outbreak could disrupt or otherwise negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.
A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to the locations where our products and services are offered and to our customers, management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.
The extent and potential impact of the COVID-19 outbreak on our operational and financial performance will depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on our supply chain, customers, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
January 1 - January 31, 2020	—	$—	—	$249,124
February 1 - February 28, 2020	862,130	132.22	862,130	$385,133
March 1 - March 31, 2020	1,233,533	101.96	1,233,533	$259,362
Total	2,095,683	$114.41	2,095,663
(1) Amount remaining to be repurchased at the end of the period. The Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. The Company has repurchased all $375 million of stock under this program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. Euronet has repurchased $110.4 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. Repurchases under either remaining program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2020 and 2019 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
May 7, 2020
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer