Form 10-Q
period 2020-06-30
EURONET WORLDWIDE, INC.
filed 2020-08-06
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-31648
EURONET WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)
Delaware		74-2806888
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11400 Tomahawk Creek Parkway, Suite 300
Leawood,	Kansas	66211
(Address of principal executive offices)		(Zip Code)
(913) 327-4200
(Registrant’s telephone number, including area code)
3500 College Boulevard, Leawood, Kansas 66211
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 5, 2020, Euronet Worldwide, Inc. had 52,289,019 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$864,871	$786,081
ATM cash	410,459	665,641
Restricted cash	28,050	34,301
Settlement assets	892,676	1,013,067
Trade accounts receivable, net of credit losses of $4,524 at June 30, 2020 and $3,892 at December 31, 2019	114,755	201,935
Prepaid expenses and other current assets	240,946	217,707
Total current assets	2,551,757	2,918,732
Operating right of use lease assets	158,716	377,543
Property and equipment, net of accumulated depreciation of $428,909 at June 30, 2020 and $410,243 at December 31, 2019	355,279	359,980
Goodwill	624,253	743,823
Acquired intangible assets, net of accumulated amortization of $161,861 at June 30, 2020 and $204,853 at December 31, 2019	127,108	141,847
Other assets, net of accumulated amortization of $50,136 at June 30, 2020 and $46,788 at December 31, 2019	144,422	115,741
Total assets	$3,961,535	$4,657,666
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$892,676	$1,013,067
Trade accounts payable	90,966	81,743
Accrued expenses and other current liabilities	306,371	294,557
Current portion of operating lease liabilities	53,106	127,353
Short-term debt obligations and current maturities of long-term debt obligations	875	6,089
Income taxes payable	34,472	52,583
Deferred revenue	58,532	58,588
Total current liabilities	1,436,998	1,633,980
Debt obligations, net of current portion	1,100,619	1,090,939
Operating lease obligations, net of current portion	100,542	241,977
Deferred income taxes	55,782	56,067
Other long-term liabilities	54,934	55,361
Total liabilities	2,748,875	3,078,324
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 62,934,954 issued at June 30, 2020 and 62,775,762 issued at December 31, 2019	1,259	1,256
Additional paid-in-capital	1,204,985	1,190,058
Treasury stock, at cost, 10,646,423 shares at June 30, 2020 and 8,554,908 shares at December 31, 2019	(703,657)	(463,704)
Retained earnings	902,671	1,016,554
Accumulated other comprehensive loss	(192,522)	(164,890)
Total Euronet Worldwide, Inc. stockholders’ equity	1,212,736	1,579,274
Noncontrolling interests	(76)	68
Total equity	1,212,660	1,579,342
Total liabilities and equity	$3,961,535	$4,657,666
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$527,803	$691,867	$1,111,710	$1,269,376
Operating expenses:
Direct operating costs	350,011	393,811	709,467	747,644
Salaries and benefits	90,952	98,550	192,192	191,345
Selling, general and administrative	53,315	53,842	114,108	101,989
Goodwill impairment	104,554	—	104,554	—
Depreciation and amortization	30,242	27,767	61,058	54,407
Total operating expenses	629,074	573,970	1,181,379	1,095,385
Operating (loss) income	(101,271)	117,897	(69,669)	173,991
Other income (expense):
Interest income	161	513	728	856
Interest expense	(8,884)	(10,029)	(18,117)	(18,228)
Loss on early retirement of debt	—	(8,903)	—	(9,831)
Foreign currency exchange gain (loss), net	2,495	(121)	(16,311)	3,087
Other gain (loss)	697	(29)	728	(4)
Other expense, net	(5,531)	(18,569)	(32,972)	(24,120)
(Loss) income before income taxes	(106,802)	99,328	(102,641)	149,871
Income tax expense	(8,931)	(31,323)	(11,372)	(47,287)
Net (loss) income	(115,733)	68,005	(114,013)	102,584
Net loss (income) attributable to noncontrolling interests	(71)	148	130	112
Net (loss) income attributable to Euronet Worldwide, Inc.	$(115,804)	$68,153	$(113,883)	$102,696

(Loss) earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$(2.22)	$1.28	$(2.15)	$1.95
Diluted	$(2.22)	$1.25	$(2.15)	$1.90

Weighted average shares outstanding:
Basic	52,234,465	53,212,759	52,920,784	52,546,647
Diluted	52,234,465	54,702,459	52,920,784	53,945,770

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(115,733)	$68,005	$(114,013)	$102,584
Translation adjustment	32,172	12,161	(27,646)	(4,024)
Comprehensive (loss) income	(83,561)	80,166	(141,659)	98,560
Comprehensive (income) loss attributable to noncontrolling interests	(98)	136	144	129
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(83,659)	$80,302	$(141,515)	$98,689
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income
Other comprehensive loss
Stock issued under employee stock plans	130,136	3	5,194	(1,756)
Share-based compensation			4,490
Issuance of convertible notes, net of tax			71,660
Repurchase and conversions of convertible notes, net of tax	6		(42,917)
Balance as of March 31, 2019	51,950,140	1,201	1,142,691	(393,307)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	41,856		1,740	(46)
Share-based compensation			6,003
Redemptions and conversions of convertible notes, net of tax	2,488,243	50	22,400
Balance as of June 30, 2019	54,480,239	$1,251	$1,172,834	$(393,353)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	80,519	1	1,701	(249)
Share-based compensation			6,338
Repurchase of shares	(2,095,683)			(239,763)
Balance as of March 31, 2020	52,205,690	1,257	1,198,097	(703,716)
Net (loss) income
Other comprehensive income
Stock issued under employee stock plans	82,841	2	3,763	59
Share-based compensation			3,125
Balance as of June 30, 2020	52,288,531	$1,259	$1,204,985	$(703,657)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income	34,543		36	34,579
Other comprehensive loss		(16,156)	(29)	(16,185)
Stock issued under employee stock plans				3,441
Share-based compensation				4,490
Issuance of convertible notes, net of tax				71,660
Repurchases and conversions of convertible notes				(42,917)
Balance as of March 31, 2019	704,348	(167,199)	176	1,287,910
Net income (loss)	68,153		(148)	68,005
Other comprehensive income		12,149	12	12,161
Stock issued under employee stock plans				1,694
Share-based compensation				6,003
Redemptions and conversions of convertible notes				22,450
Balance as of June 30, 2019	$772,501	$(155,050)	$40	$1,398,223

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	1,921		(201)	1,720
Other comprehensive loss		(59,777)	(41)	(59,818)
Stock issued under employee stock plans				1,453
Share-based compensation				6,338
Repurchase of shares				(239,763)
Balance as of March 31, 2020	1,018,475	(224,667)	(174)	1,289,272
Net (loss) income	(115,804)		71	(115,733)
Other comprehensive income		32,145	27	32,172
Stock issued under employee stock plans				3,824
Share-based compensation				3,125
Balance as of June 30, 2020	$902,671	$(192,522)	$(76)	$1,212,660
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Net (loss) income	$(114,013)	$102,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,058	54,407
Share-based compensation	9,463	10,493
Unrealized foreign exchange loss (gain), net	16,311	(3,087)
Deferred income taxes	(1,427)	4,555
Goodwill impairment	104,554	—
Loss on early retirement of debt	—	9,831
Accretion of convertible debt discount and amortization of debt issuance costs	9,281	9,685
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(16,433)	7,302
Trade accounts receivable	229,597	(146,441)
Prepaid expenses and other current assets	(16,999)	25,606
Trade accounts payable	(135,121)	(95,083)
Deferred revenue	26	3,457
Accrued expenses and other current liabilities	57,281	85,262
Changes in noncurrent assets and liabilities	(25,021)	(11,857)
Net cash provided by operating activities	178,557	56,714
Cash flows from investing activities:
Acquisitions, net of cash acquired	475	—
Purchases of property and equipment	(45,500)	(67,727)
Purchases of other long-term assets	(4,085)	(3,436)
Other, net	486	2,403
Net cash used in investing activities	(48,624)	(68,760)
Cash flows from financing activities:
Proceeds from issuance of shares	5,668	7,037
Repurchase of shares	(240,684)	(2,448)
Borrowings from revolving credit agreements	1,425,100	2,043,598
Repayments of revolving credit agreements	(1,425,100)	(2,253,498)
Proceeds from long-term debt obligations	—	1,194,900
Repayments of long-term debt obligations	—	(446,702)
Net borrowing from short-term debt obligations	(4,974)	(14,184)
Debt issuance costs	—	(19,673)
Other, net	(984)	(3,085)
Net cash (used in) provided by financing activities	(240,974)	505,945
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(27,787)	4,907
(Decrease) increase in cash and cash equivalents and restricted cash	(138,828)	498,806
Cash and cash equivalents and restricted cash at beginning of period	1,817,379	1,130,952

Cash and cash equivalents and restricted cash at end of period	$1,678,551	$1,629,758

Supplemental disclosure of cash flow information:
Interest paid during the period	$13,359	$7,107
Income taxes paid during the period	$29,695	$36,543
See accompanying notes to the unaudited consolidated financial statements.
6

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019, including the notes thereto, set forth in the Company’s 2019 Annual Report on Form 10-K.
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
Seasonality
Euronet’s Electronic Funds Transfer ("EFT") Processing Segment normally experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, normally coinciding with the tourism season. Additionally, the EFT Processing and epay Segments are normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.
COVID-19 (coronavirus)
The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of travel restrictions and shelter-in-place and other social distancing orders in most of the countries where the Company operates during the three months ended June 30, 2020. Although the majority of these orders went into effect in late February 2020 or early March 2020, new orders are being implemented, or reinstated, as the pandemic spreads around the global and new hot spots flare up. The EFT Segment has experienced declines in transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment experienced the impacts of consumer movement restrictions in certain markets, while other markets were positively impacted where the Company has a higher mix of digital distribution or a higher concentration of retailers that were deemed essential and remained open during the pandemic. Our Money Transfer Segment has experienced declines in transaction volumes due to the restrictions noted above, which have also led to the temporary closure of many of the locations where our products and services are offered.
In response to the COVID-19 driven impacts, the Company has implemented several key measures to offset the impact across the business, including renegotiating certain third party contracts, reducing travel, decreasing planned 2020 capital expenditures, and expanding ATM winterizations (placing them in dormancy status, terminating, or re-negotiating) in more sites and more markets.

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

(3) SETTLEMENT ASSETS AND OBLIGATIONS

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. The Company records corresponding settlement obligations relating to amounts payable. Settlement assets consist of cash and cash equivalents, restricted cash, accounts receivable and prepaid expenses and other current assets. Cash received by Euronet agents and merchants generally becomes available to the Company within two weeks after initial receipt by the business partner. Receivables from business partners represent funds collected by such business partners that are in transit to the Company.

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

	As of
(in thousands)	June 30, 2020	December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$340,915	$282,188
Settlement restricted cash	34,256	49,168
Accounts receivable	426,056	574,410
Prepaid expenses and other current assets	91,449	107,301
Total settlement assets	$892,676	$1,013,067
Settlement obligations:
Trade account payables	$349,721	$504,667
Accrued expenses and other current liabilities	542,955	508,400
Total settlement obligations	$892,676	$1,013,067

A portion of the Company's credit losses are recorded in the accounts receivable within settlement assets. The balance of credit losses related to accounts receivable within settlement assets was $29.0 million and $24.0 million as of June 30, 2020 and December 31, 2019, respectively.

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$864,871	$786,081	$532,615	$385,031
Restricted cash	28,050	34,301	31,687	31,237
ATM cash	410,459	665,641	806,420	395,378
Settlement cash and cash equivalents	340,915	282,188	219,426	273,948
Settlement restricted cash	34,256	49,168	39,610	45,358
Cash and cash equivalents and restricted cash at end of period	$1,678,551	$1,817,379	$1,629,758	$1,130,952

(4) STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's Common Stock, assumed vesting of restricted stock and the assumed conversion of the Company's convertible debt.

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,234,465	53,212,759	52,920,784	52,546,647
Incremental shares from assumed exercise of stock options and vesting of restricted stock	—	1,489,700	—	1,399,123
Diluted weighted average shares outstanding	52,234,465	54,702,459	52,920,784	53,945,770

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 2,533,000 and 1,608,000 for the three and six months ended June 30, 2020, respectively, and approximately 782,000 and 805,000 for the three and six months ended June 30, 2019, respectively.
The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Company's Convertible Notes currently have a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. The market price per share per share of common stock was $95.82 on June 30, 2020 and $168.24 on June 30, 2019, therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures for the three and six months ended June 30, 2020 and 2019. See Note 8, Debt Obligations, to the Consolidated Financial Statements for more information about the convertible notes.

Share repurchases
The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the three months ended June 30, 2020, there were no repurchases of stock under the repurchase programs and for the six months ended June 30, 2020, the Company repurchased $239.8 million in value of Euronet common stock under the repurchase programs. Repurchases under either current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $32.2 million and loss of $27.6 million for the three and six months ended June 30, 2020, respectively, and gain of $12.2 million and loss of $4.0 million for the three and six months ended June 30, 2019, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2020 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2019	$141,847	$743,823	$885,670
Decreases:
Acquisition	—	(474)	(474)
Amortization	(11,236)	—	(11,236)
Impairment	—	(104,554)	(104,554)
Other (primarily changes in foreign currency exchange rates)	(3,503)	(14,542)	(18,045)
Balance as of June 30, 2020	$127,108	$624,253	$751,361

Of the total goodwill balance of $624.3 million as of June 30, 2020, $378.3 million relates to the Money Transfer Segment, $127.7 million relates to the epay Segment and the remaining $118.3 million relates to the EFT Processing Segment. Estimated amortization expense on intangible assets with finite lives as of June 30, 2020, is expected to total $10.9 million for the remainder of 2020, $21.3 million for 2021, $20.3 million for 2022, $15.7 million for 2023, $9.4 million for 2024 and $6.4 million for 2025.

2020 Impairment Charges

The COVID-19 pandemic and subsequent mitigation efforts, which includes global business shutdowns, the closing of borders and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business during the second quarter of 2020. These mitigation efforts coupled with the negative economic impacts to the tourism industry caused a decline in revenues and changes to our forecasts.  The Company tests for goodwill impairment on an annual basis in the fourth quarter each year and whenever events or circumstances dictate an interim impairment test is required. The Company determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of June 1, 2020. The Company concluded a triggering event had occurred for six reporting units, resulting in quantitative impairment tests. Three reporting units are within the EFT segment, two reporting units are within the Money Transfer segment, and one reporting unit is within the epay segment.

Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses weighted results from the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows and EBITDA are the best indicators of such fair value.  A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes and gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units. Significant assumptions in the Market Approach model are actual and projected EBITDA, selected market multiple, and the estimated control premium. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment loss equal to such excess would be recognized. The DCF Model and Market Approach Model utilize Level 3 inputs in the fair value hierarchy as they include unobservable inputs that require significant management assumptions.

The Company completed its interim goodwill impairment test during the second quarter of 2020. It determined, after performing a quantitative review of six reporting units, that the fair value of three of the reporting units exceeded the respective carrying amounts. For the remaining three reporting units, the quantitative test indicated that the fair value of each of the reporting units was less than the respective carrying amounts. As a result, the Company recorded a non-cash goodwill impairment charge of $104.6 million with respect to the xe, Innova and Pure Commerce reporting units. $21.9 million of the impairment charge was included within the EFT Segment, and $82.7 million of the impairment charge was included in the Money Transfer Segment. We will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.

Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2019 annual impairment test and 2020 interim impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place. As information regarding the impact of the COVID-19 pandemic on the Company's business, including intangible assets, becomes available, the impacts to cash flows and the related impact on recovery of intangible assets will be evaluated.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Accrued expenses	$247,955	$246,699
Derivative liabilities	51,905	41,935
Current portion of capital lease obligations	6,511	5,919
Deferred income taxes	—	4
Total	$306,371	$294,557

(7) UNEARNED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the six months ended June 30, 2020 is primarily driven by $26.2 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $26.3 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.
11

(8) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Credit Facility:
Revolving credit agreement	$—	$—
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	444,506	436,965

1.375% Senior Notes, due 2026	673,920	673,440

Other obligations	921	6,215

Total debt obligations	1,119,347	1,116,620
Unamortized debt issuance costs	(17,853)	(19,592)
Carrying value of debt	1,101,494	1,097,028
Short-term debt obligations and current maturities of long-term debt obligations	(875)	(6,089)
Long-term debt obligations	$1,100,619	$1,090,939

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The unsecured revolving credit agreement allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs, and U.S. dollars. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The unsecured revolving credit agreement contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants, as of June 30, 2020.
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

On May 28, 2019, the Company redeemed all of the remaining principal amount outstanding of the Company's 1.5% Convertible Senior Notes due 2044 (the "Retired Convertible Notes") for cash at a redemption price equal to 100% of the principal amount of the Retired Convertible Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, May 28, 2020.

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

Contractual interest expense for the Convertible Notes was $1.0 million and $2.0 million for the three and six months ended June 30, 2020, respectively and $1.0 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Accretion expense for the Convertible Notes was $3.8 million and $7.5 million for the three and six months ended June 30, 2020, respectively and $3.6 million and $4.2 million for the three and six months ended June 30, 2019, respectively. Contractual interest expense for the Retired Convertible Notes was $1.5 million for both the three and six months ended June 30, 2019. Accretion expense for the Retired Convertible Notes was $1.8 million and $4.6 million for the three and six months ended June 30, 2019, respectively. The effective interest rate was 4.4% for the three and six months ended June 30, 2020. As of June 30, 2020, the unamortized discount was $80.5 million and will be amortized through March 2025.
1.375% Senior Notes due 2026
On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2020, the Company has outstanding €600 million ($673.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of June 30, 2020 and December 31, 2019, borrowings under these arrangements were $0.9 million and $6.2 million, respectively.
Uncommitted Line of Credit
On September 4, 2019, the Company entered into an Uncommitted Loan Agreement with Bank of America which provided Euronet up to $100.0 million under an uncommitted line of credit. Interest on borrowings was equal to LIBOR plus 0.65% and the agreement was set to expire September 4, 2020. During the three months ended June 30, 2020, the Company and Bank of America mutually agreed to terminate the Uncommitted Loan Agreement.

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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of June 30, 2020, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $222 million. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of June 30, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $332 million, primarily in euro.
Foreign currency exchange contracts - xe Operations
xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $13.2 million and $31.3 million for the three and six months ended June 30, 2020, respectively, and $16.1 million and $34.7 million for the three and six months ended June 30, 2019, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of June 30, 2020 was approximately $1.5 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$71,590	$54,765	Accrued expenses and other current liabilities	$(51,905)	$(41,935)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2020 and December 31, 2019 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$71,590	$—	$71,590	$(41,843)	$(9,737)	$20,010

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$54,765	$—	$54,765	$(34,935)	$(7,362)	$12,468

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(51,905)	$—	$(51,905)	$41,843	$917	$(9,145)

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$(41,935)	$—	$(41,935)	$34,935	$827	$(6,173)
See Note 10, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2020	2019	2020	2019
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss) gain, net	$(460)	$(2,126)	$(223)	$334
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

•	Level 3 – Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of June 30, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$71,590	$—	$71,590
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(51,905)	$—	$(51,905)

		As of December 31, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$54,765	$—	$54,765
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,935)	$—	$(41,935)
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2020, the fair values of the Convertible Notes and Senior Notes were $647.2 million and $632.3 million, respectively, with carrying values of $444.5 million and $673.9 million, respectively.

(11) SEGMENT INFORMATION

Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). The Company currently operates in the following three reportable operating segments:

1)
Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Asia Pacific and the United States. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2)
Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the U.S. and South America.

3)
Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria, AFEX Money Express, IME, and xe. Ria, AFEX Money Express and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2020 and 2019:
	For the Three Months Ended June 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$78,488	$187,563	$262,863	$(1,111)	$527,803
Operating expenses:
Direct operating costs	62,465	144,056	144,589	(1,099)	350,011
Salaries and benefits	21,289	15,191	49,059	5,413	90,952
Selling, general and administrative	9,515	8,635	33,172	1,993	53,315
Goodwill impairment	21,861	—	82,693	—	104,554
Depreciation and amortization	19,934	1,651	8,577	80	30,242
Total operating expenses	135,064	169,533	318,090	6,387	629,074
Operating income (expense)	$(56,576)	$18,030	$(55,227)	$(7,498)	$(101,271)
	For the Three Months Ended June 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$231,946	$184,160	$276,783	$(1,022)	$691,867
Operating expenses:
Direct operating costs	105,568	140,427	148,834	(1,018)	393,811
Salaries and benefits	21,339	14,998	52,713	9,500	98,550
Selling, general and administrative	10,745	9,424	31,731	1,942	53,842
Depreciation and amortization	17,778	1,756	8,159	74	27,767
Total operating expenses	155,430	166,605	241,437	10,498	573,970
Operating income (expense)	$76,516	$17,555	$35,346	$(11,520)	$117,897

	For the Six Months Ended June 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$224,313	$360,474	$529,097	$(2,174)	$1,111,710
Operating expenses:
Direct operating costs	150,001	274,130	287,498	(2,162)	709,467
Salaries and benefits	43,380	30,888	102,923	15,001	192,192
Selling, general and administrative	20,456	17,473	71,754	4,425	114,108
Goodwill impairment	21,861	—	82,693	—	104,554
Depreciation and amortization	40,256	3,495	17,148	159	61,058
Total operating expenses	275,954	325,986	562,016	17,423	1,181,379
Operating income (expense)	$(51,641)	$34,488	$(32,919)	$(19,597)	$(69,669)

	For the Six Months Ended June 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$377,649	$360,274	$533,364	$(1,911)	$1,269,376
Operating expenses:
Direct operating costs	189,344	273,952	286,238	(1,890)	747,644
Salaries and benefits	40,770	29,751	103,869	16,955	191,345
Selling, general and administrative	19,831	17,476	60,840	3,842	101,989
Depreciation and amortization	34,420	3,541	16,297	149	54,407
Total operating expenses	284,365	324,720	467,244	19,056	1,095,385
Operating income (expense)	$93,284	$35,554	$66,120	$(20,967)	$173,991

The following table presents the Company’s total assets by reportable segment:

	Total Assets as of
(in thousands)	June 30, 2020	December 31, 2019
EFT Processing	$1,394,600	$1,914,144
epay	801,003	962,671
Money Transfer	1,517,809	1,560,136
Corporate Services, Eliminations and Other	248,123	220,715
Total	$3,961,535	$4,657,666
18

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

	For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$44,927	$122,675	$98,730	$266,332	$144,401	$237,952	$189,788	$572,141
North America	13,123	36,106	132,891	182,120	28,142	69,958	270,786	368,886
Asia Pacific	20,438	22,782	26,232	69,452	51,766	42,056	57,080	150,902
Other	—	6,000	5,010	11,010	4	10,508	11,443	21,955
Eliminations	—	—	—	(1,111)	—	—	—	(2,174)
Total	$78,488	$187,563	$262,863	$527,803	$224,313	$360,474	$529,097	$1,111,710

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$192,696	$123,322	$93,576	$409,594	$300,307	$238,228	$179,135	$717,670
North America	7,958	37,732	145,528	191,218	16,163	77,396	280,360	373,919
Asia Pacific	31,287	18,920	31,577	81,784	61,164	36,294	62,290	159,748
Other	5	4,186	6,102	10,293	15	8,356	11,579	19,950
Eliminations	—	—	—	(1,022)	—	—	—	(1,911)
Total	$231,946	$184,160	$276,783	$691,867	$377,649	$360,274	$533,364	$1,269,376

(12) INCOME TAXES

The Company's effective income tax rate was (8.4)% and (11.1)% for the three and six months ended June 30, 2020, respectively, compared to 31.5% and 31.6% for the three and six months ended June 30, 2019, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2020 was different than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings. The Company's effective income tax rate for the three and six months ended June 30, 2019 was higher than the applicable statutory income tax rate of 21% largely because of the application to the Company of the global intangible low-taxed income ("GILTI") tax provision and certain foreign earnings of the Company being subject to higher local statutory income tax rates.

(13) COMMITMENTS

As of June 30, 2020, the Company had $74.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $52.1 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $4.0 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2020, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.8 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $39.3 million over the terms of agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•
In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of June 30, 2020, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $512 million. The Company maintains insurance policies to mitigate this exposure;

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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2020 or December 31, 2019.

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

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. The Company evaluated the likelihood of exercising the renewal and termination options beginning with the adoption of the new accounting lease standard on January 1, 2019, concluding 1) the options were not reasonably certain to be exercised and thus were not considered in determining the lease terms, and associated payment impacts were excluded from lease payments and 2) termination options were reasonably certain not to be exercised and therefore the stated lease payment schedule of the lease was used to determine the lease term.

During the second quarter of 2020, the impact of the COVID-19 pandemic was a significant event that caused a significant change in circumstances and business plans to manage our portfolio of ATM leases. Specifically we downsized, through the exercise of termination clauses and the reduction of monthly costs by renegotiating payment terms of our ATM leases. The Company's execution of the business plan to renegotiate terms and downsize the portfolio of ATM leases constituted a reassessment event during the second quarter of 2020. The reassessment event required the Company to reevaluate the accounting for the portfolio of ATM leases, including lease terms. Due to the recent increased frequency of ATM site lease terminations, modifications, and greater unpredictability whether or not future lease terminations will be exercised, the Company is no longer able to conclude that termination options are reasonably certain not to be exercised. This reassessment conclusion impacts the lease term evaluation, instead of determining the lease term based on the stated lease payment schedule of the lease, now the lease term will be evaluated when the Company has the contractual ability to terminate the lease (most leases allow for a termination upon advance notice of between 30 and 90 days of notice). As a result of the lease term reassessment, $211.9 million of right of use assets and $211.9 million lease liabilities were reassessed to have a term shorter than 12 months, thus were subject to the short-term lease exemption and removed from the balance sheet as of June 30, 2020. Future payments for ATM site leases with termination options, exercisable less than 12 months, are excluded from the right of use asset and lease liability balances.

Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for the three months ended June 30, 2020 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2020 are:

As of June 30, 2020
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2020	$26,198
2021	42,182
2022	29,304
2023	20,294
2024	13,105
Thereafter	26,319
Total lease payments	$157,402
Less: imputed interest	(3,754)
Present value of lease liabilities	$153,648

(1)    Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. Certain ATM site leases contain termination options that grant the Company the option to terminate the lease prior to the stated term of the agreement. The Company includes the future minimum lease payments for these ATM site leases only to the extent that the termination option is not reasonably certain to be exercised.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$21,045	$33,113	$54,233	$63,573
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	12,281	12,320	20,961	18,889
Total lease expense		$33,326	$45,433	$75,194	$82,462

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of June 30, 2020
Weighted- average remaining lease term (years)	4.8
Weighted- average discount rate	2.1%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$53,869	$62,935
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets
ROU assets obtained in exchange for new operating lease liabilities	$52,764	$157,914
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, the effect of the COVID-19 pandemic on our business; conditions in world financial markets and general economic conditions, including the effects in Europe of the negotiations related to the United Kingdom's departure from the European Union (E.U.), and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions; the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions or ATM access fees by the E.U.; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and the E.U.'s General Data Privacy Regulation and the Services Payment Directive ("PSD2") requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; general economic, financial and market conditions and the duration and extent of any economic downturns related to the COVID-19 pandemic or future events; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; renewal of sources of funding as they expire and the availability of replacement funding; the outlook for markets we serve; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.
23

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 41,648 ATMs and approximately 319,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 703,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria, AFEX Money Express and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 435,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 15% and 20% of total consolidated revenues for the three and six months ended June 30, 2020, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 35% and 32% of total consolidated revenues for the three and six months ended June 30, 2020, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time compared with other electronic products has decreased over time, and digital media content now produces approximately 63% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 50% and 48% of total consolidated revenues for the three and six months ended June 30, 2020, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

•	the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions by the E.U.;

•	the impact of overall market trends on ATM transactions in our current target markets;

•	our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business;

•	the continued development and implementation of our software products and their ability to interact with other leading products; and

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
28

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and six months ended June 30, 2020 and 2019 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$78,488	$231,946	$(153,458)	(66)%	$224,313	$377,649	$(153,336)	(41)%
epay	187,563	184,160	3,403	2%	360,474	360,274	200	0%
Money Transfer	262,863	276,783	(13,920)	(5)%	529,097	533,364	(4,267)	(1)%
Total	528,914	692,889	(163,975)	(24)%	1,113,884	1,271,287	(157,403)	(12)%
Corporate services, eliminations and other	(1,111)	(1,022)	(89)	9%	(2,174)	(1,911)	(263)	14%
Total	$527,803	$691,867	$(164,064)	(24)%	$1,111,710	$1,269,376	$(157,666)	(12)%

	Operating Income (Expense) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Expense) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$(56,576)	$76,516	$(133,092)	(174)%	$(51,641)	$93,284	$(144,925)	(155)%
epay	18,030	17,555	475	3%	34,488	35,554	(1,066)	(3)%
Money Transfer	(55,227)	35,346	(90,573)	(256)%	(32,919)	66,120	(99,039)	(150)%
Total	(93,773)	129,417	(223,190)	(172)%	(50,072)	194,958	(245,030)	(126)%
Corporate services, eliminations and other	(7,498)	(11,520)	4,022	(35)%	(19,597)	(20,967)	1,370	(7)%
Total	$(101,271)	$117,897	$(219,168)	(186)%	$(69,669)	$173,991	$(243,660)	(140)%
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
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,			Average Translation Rate Six Months Ended June 30,
Currency (dollars per foreign currency)	2020	2019	Decrease Percent	2020	2019	Decrease Percent
Australian dollar	$0.6570	$0.7002	(6)%	$0.6577	$0.7064	(7)%
British pounds sterling	$1.2406	$1.2851	(3)%	$1.2606	$1.2938	(3)%
euro	$1.1010	$1.1236	(2)%	$1.1017	$1.1295	(2)%
Hungarian forint	$0.0031	$0.0035	(11)%	$0.0032	$0.0035	(9)%
Indian rupee	$0.0132	$0.0144	(8)%	$0.0135	$0.0143	(6)%
Malaysian ringgit	$0.2316	$0.2412	(4)%	$0.2356	$0.2428	(3)%
New Zealand dollar	$0.6180	$0.6625	(7)%	$0.6266	$0.6719	(7)%
Polish zloty	$0.2446	$0.2626	(7)%	$0.2499	$0.2633	(5)%
29

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
EFT PROCESSING SEGMENT
The following table summarizes the results of operations for our EFT Processing Segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$78,488	$231,946	$(153,458)	(66)%	$224,313	$377,649	$(153,336)	(41)%
Operating expenses:
Direct operating costs	62,465	105,568	(43,103)	(41)%	150,001	189,344	(39,343)	(21)%
Salaries and benefits	21,289	21,339	(50)	(0)%	43,380	40,770	2,610	6%
Selling, general and administrative	9,515	10,745	(1,230)	(11)%	20,456	19,831	625	3%
Goodwill impairment	21,861	—	21,861	N/A	21,861	—	21,861	N/A
Depreciation and amortization	19,934	17,778	2,156	12%	40,256	34,420	5,836	17%
Total operating expenses	135,064	155,430	(20,366)	(13)%	275,954	284,365	(8,411)	(3)%
Operating (loss) income	$(56,576)	$76,516	$(133,092)	(174)%	$(51,641)	$93,284	$(144,925)	(155)%
Transactions processed (millions)	679	752	(73)	(10)%	1,463	1,444	19	1%
ATMs as of June 30,	41,648	46,636	(4,988)	(11)%	41,648	46,636	(4,988)	(11)%
Average ATMs	40,358	45,717	(5,359)	(12)%	42,586	43,317	(731)	(2)%

Revenues
EFT Processing Segment total revenues for the three and six months ended June 30, 2020 were $78.5 million and $224.3 million, respectively, a decrease of $153.5 million or 66% and $153.3 million or 41% compared to the same periods in 2019, respectively. Total revenues for the three and six months ended June 30, 2020 decreased due to the impact of fewer active ATMs and fewer ATM transactions, especially high-margin cross-border transactions (DCC), related to COVID-19 pandemic-driven government-imposed border closures and shelter-in-place orders. The government imposed border closures and shelter-in-place orders were in effect for the majority of the three and six months ended June 30, 2020. These closures and orders resulted in a decrease in revenues for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Foreign currency movements decreased total revenues by approximately $3.3 million and $7.1 million for the three and six months ended June 30, 2020 compared to the same period in 2019.
Average monthly revenues per ATM were $648 and $878 for the three and six months ended June 30, 2020, respectively, compared to $1,691 and $1,453 for the three and six months ended June 30, 2019, respectively. Revenues per transaction were $0.12 and $0.15 for the three and six months ended June 30, 2020, respectively, compared to $0.31 and $0.26 for the three and six months ended June 30, 2019, respectively. The decreases in average monthly revenues per ATM were attributable to the decreases in transactions and revenues per transaction, driven by the decrease from DCC, which earns higher revenues per transaction than other ATM or card-based services, surcharges. The decrease in DCC transactions was due to the decline in tourism throughout Europe driven by the border closures during the three months ended June 30, 2020.
Direct operating costs
EFT Processing Segment direct operating costs were $62.5 million and $150.0 million for the three and six months ended June 30, 2020, respectively, a decrease of $43.1 million or 41% and $39.3 million or 21% compared to the same periods in 2019, respectively. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions.
30

The decrease in direct operating costs was primarily due to the decrease in the number of ATMs under management, renegotiated and reduced site rental fees, and reduced operating costs for ATM's winterized during COVID-19 imposed restrictions. Foreign currency movements decreased direct operating costs for the three and six months ended June 30, 2020 by approximately $3.4 million and $6.1 million, respectively compared to the same period in 2019.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $16.0 million and $74.3 million for the three and six months ended June 30, 2020, respectively, compared to $126.4 million and $188.3 million for the three and six months ended June 30, 2019, respectively. The decrease in gross profit was primarily due to the decrease in DCC transactions. Gross profit as a percentage of revenues (“gross margin”) was 20.4% and 33.1% for the three and six months ended June 30, 2020, respectively, compared to 54.5% and 49.9% for the three and six months ended June 30, 2019, respectively. The decrease in gross margin was attributable to the decrease in DCC transactions and domestic and international surcharge.
Salaries and benefits
Salaries and benefits expense were flat for the three months ended June 30, 2020 and increased $2.6 million or 6% for the six months ended June 30, 2020 compared to the same periods in 2019, respectively. The increase for the six months ended June 30, 2020 was primarily due to additional headcount to support an increase in the number of POS devices under management. The shelter-in-place orders that took effect in late February 2020 and March 2020 in response to the COVID-19 pandemic reduced transaction volumes and revenues through the end of the second quarter of 2020, but human resources to support actual and planned growth were added throughout 2019 as well as the early part of the first quarter of 2020 before the COVID-19 pandemic took effect, which led to lower transactions and revenues in the quarter, especially high-margin cross-border transactions. As a percentage of revenues, these costs increased to 27.1% and 19.3% for the three and six months ended June 30, 2020, respectively, compared to 9.2% and 10.8% and for the three and six months ended June 30, 2019, respectively. The Company made a decision to retain it's employees during the pandemic.
Selling, general and administrative
Selling, general and administrative expenses for the three and six months ended June 30, 2020 were $9.5 million and $20.5 million, respectively, a decrease of $1.2 million and an increase of $0.6 million compared to the three and six months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to a decrease in travel related expenses, partially offset by an increase in bad debt expense. The increase for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in bad debt expense. As a percentage of revenues, selling, general and administrative expenses were 12.1% and 9.1% for the three and six months ended June 30, 2020, respectively, compared to 4.6% and 5.3% for the three and six months ended June 30, 2019, respectively.
Goodwill impairment
Due to the economic impacts of the COVID-19 pandemic, the Company recorded a $21.9 million non-cash goodwill impairment charge related to two reporting units during the second quarter of 2020. A $14.0 million non-cash goodwill impairment charge was recorded for Innova as a result of the decline in VAT refund activity directly related to the decline in international tourism within the European Union, and a $7.9 million non-cash goodwill impairment charge was recorded for Pure Commerce related to the decline in international tourism in Asia Pacific.
Depreciation and amortization
Depreciation and amortization expense increased $2.2 million and $5.8 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, respectively. The increase was primarily due to the deployment of additional ATMs and software assets. As a percentage of revenues, depreciation and amortization expense was 25.4% and 17.9% for three and six months ended June 30, 2020, respectively, compared to 7.7% and 9.1% for the same periods of 2019, respectively.
Operating (loss) income
EFT Processing Segment operating loss for the three and six months ended June 30, 2020 was $56.6 million and $51.6 million, respectively, a decrease of $133.1 million or 174% and $144.9 million or 155% compared to the operating income in the same periods in 2019, respectively. Operating loss as a percentage of revenues (“operating margin”) was 72.1% and 23.0% for three and six months ended June 30, 2020, respectively, compared to operating income of 33.0% and 24.7% for the same periods of 2019. The decreases in operating income and operating margin were primarily due to the non-cash goodwill impairment and decrease in revenues compared to the same periods in 2019. Beginning in late February 2020 and throughout June 2020, high margin cross-border transactions (DCC) decreased throughout Europe due to the COVID-19 pandemic driven government imposed border closures and shelter-in-place orders. Operating loss per transaction was $0.08 and $0.04 for the three and six months ended June 30, 2020, respectively, compared to operating income of $0.10 and $0.06 for the same periods of 2019, respectively.
31

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2020 and 2019 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$187,563	$184,160	$3,403	2%	$360,474	$360,274	$200	0%
Operating expenses:
Direct operating costs	144,056	140,427	3,629	3%	274,130	273,952	178	0%
Salaries and benefits	15,191	14,998	193	1%	30,888	29,751	1,137	4%
Selling, general and administrative	8,635	9,424	(789)	(8)%	17,473	17,476	(3)	(0)%
Depreciation and amortization	1,651	1,756	(105)	(6)%	3,495	3,541	(46)	(1)%
Total operating expenses	169,533	166,605	2,928	2%	325,986	324,720	1,266	0%
Operating income	$18,030	$17,555	$475	3%	$34,488	$35,554	$(1,066)	(3)%
Transactions processed (millions)	585	369	216	59%	1,032	707	325	46%
Revenues
epay Segment total revenues for the three and six months ended June 30, 2020 were $187.6 million and $360.5 million, respectively, an increase of $3.4 million and $0.2 million compared to the same periods in 2019, respectively. The increase in total revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth, partially offset by the U.S. dollar strengthening against key foreign currencies. Foreign currency movements decreased total revenues by approximately $6.7 million and $12.0 million for the three and six months ended June 30, 2020, respectively compared to the same periods in 2019. The epay segment was impacted by COVID-19 pandemic-driven government-imposed shelter-in-place orders, primarily at retail outlets, which were partially offset by increases in digital media offerings in Asia.
Revenues per transaction were $0.32 and $0.35 for the three and six months ended June 30, 2020, respectively compared to $0.50 and $0.51 for the same periods in 2019, respectively. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.
Direct operating costs
epay Segment direct operating costs were $144.1 million and $274.1 million for the three and six months ended June 30, 2020, respectively, an increase of $3.6 million and $0.2 million compared to the same periods in 2019, respectively. Direct operating costs in the epay Segment include the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increases in promotional digital media transactions fulfilled by our cadooz subsidiary and commission paid to wholesalers, partially offset by the U.S. dollar strengthening against key foreign currencies. Foreign currency movements decreased direct operating costs for the three and six months ended June 30, 2020 by approximately $5.1 million and $9.0 million compared to the same period in 2019, respectively.
Gross profit
Gross profit was $43.5 million and $86.3 million for the three and six months ended June 30, 2020, respectively, compared to $43.7 million and $86.3 million for the three and six months ended June 30, 2019, respectively. Gross margin decreased to 23.2% for the three months ended June 30, 2020 compared to 23.7% for the same period in 2019, and was 24.0% for both the six months ended June 30, 2020 and 2019.
32

Salaries and benefits
Salaries and benefits expense increased $0.2 million or 1% and $1.1 million or 4% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, respectively. As a percentage of revenues, salaries and benefits were 8.1% and 8.6% for the three and six months ended June 30, 2020, respectively, which were consistent with 8.1% and 8.3% for the same periods in 2019, respectively.
Selling, general and administrative
Selling, general and administrative expenses were $8.6 million and $17.5 million for the three and six months ended June 30, 2020, respectively, an increase of 8% and flat compared to the same periods in 2019, respectively. As a percentage of revenues, selling, general and administrative expenses were 4.6% and 4.8% for the three and six months ended June 30, 2020, respectively, compared to 5.1% and 4.9% for the same periods in 2019, respectively.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. Depreciation and amortization expense was $1.7 million and $3.5 million for the three and six months ended June 30, 2020, respectively, a decrease of 6% and 1% compared to the same periods in 2019, respectively. As a percentage of revenues, depreciation and amortization expense was 0.9% and 1.0% for the three and six months ended June 30, 2020, respectively, compared to 1.0% for both the three and six months ended June 30, 2019.
Operating income
epay Segment operating income for the three and six months ended June 30, 2020 was $18.0 million and $34.5 million, respectively, an increase of $0.5 million and a decrease of $1.1 million compared to the same periods in 2019, respectively. Operating margin for both the three and six months ended June 30, 2020 was 9.6%, compared to 9.5% and 9.9% for the same periods in 2019, respectively. Operating income per transaction decreased to $0.03 for both the three and six months ended June 30, 2020, respectively, from $0.05 for the same periods in 2019 driven by transactions processed in a region where we generally earn lower revenues per transaction.The increases in operating income and operating margin for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in the portion of higher-margin digital media transactions, partially offset by the U.S. dollar strengthening against key foreign currencies. The decreases in operating income and operating margin for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the U.S. dollar strengthening against key foreign currencies.

33

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2020 and 2019 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$262,863	$276,783	$(13,920)	(5)%	$529,097	$533,364	$(4,267)	(1)%
Operating expenses:
Direct operating costs	144,589	148,834	(4,245)	(3)%	287,498	286,238	1,260	0%
Salaries and benefits	49,059	52,713	(3,654)	(7)%	102,923	103,869	(946)	(1)%
Selling, general and administrative	33,172	31,731	1,441	5%	71,754	60,840	10,914	18%
Goodwill impairment	82,693	—	82,693	N/A	82,693	—	82,693	N/A
Depreciation and amortization	8,577	8,159	418	5%	17,148	16,297	851	5%
Total operating expenses	318,090	241,437	76,653	32%	562,016	467,244	94,772	20%
Operating (loss) income	$(55,227)	$35,346	$(90,573)	(256)%	$(32,919)	$66,120	$(99,039)	(150)%
Transactions processed (millions)	25.8	28.9	(3.1)	(11)%	53.2	55.5	(2.3)	(4)%
Revenues
Money Transfer Segment total revenues for the three and six months ended June 30, 2020 were $262.9 million and $529.1 million, respectively, a decrease of $13.9 million or 5% and $4.3 million or 1% compared to the same periods in 2019, respectively. The decrease in revenues was primarily due to decreases in the number of international money transfers processed in March, April and May 2020 compared to the same periods in 2019 as a result of the COVID-19 pandemic related temporary store closures. Revenues per transaction increased to $10.19 and $9.95 for the three and six months ended June 30, 2020, respectively, from $9.58 and $9.61 for the same periods in 2019, respectively. Foreign currency movements decreased total revenues by approximately $3.8 million and $8.3 million for the three and six months ended June 30, 2020 compared to the same period in 2019.
Direct operating costs
Money Transfer Segment direct operating costs were $144.6 million and $287.5 million for the three and six months ended June 30, 2020, respectively, a decrease of $4.2 million or 3% and an increase of $1.3 million or flat compared to the same periods in 2019, respectively. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The decrease in direct operating costs for the three months ended June 30, 2020 was primarily due the decrease in the number of money transfer transactions processed in both the U.S. and foreign markets, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements decreased direct operating costs for the three and six months ended June 30, 2020 by approximately $1.8 million and $3.6 million compared to the same period in 2019.
Gross profit
Gross profit was $118.3 million and $241.6 million for the three and six months ended June 30, 2020, respectively, compared to $127.9 million and $247.1 million for the three and six months ended June 30, 2019, respectively. The decrease in gross profit was primarily due to the decrease in number of money transfer transactions processed in both the U.S. and foreign markets. Gross margin decreased to 45.0% and 45.7% for the three and six months ended June 30, 2020, respectively, compared to 46.2% and 46.3% for the same periods in 2019, respectively.
Salaries and benefits
Salaries and benefits expense decreased $3.7 million or 7% and $0.9 million or 1% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. As a percentage of revenues, salaries and benefits were 18.7% and 19.5% for the three and six months ended June 30, 2020, respectively, compared to 19.0% and 19.5% for the same periods in 2019. The decrease in salaries and benefits was primarily driven by a decrease in bonus expense for the three and six months ended June 30, 2020 compared to the same periods in 2019.
34

Selling, general and administrative
Selling, general and administrative expenses were $33.2 million and $71.8 million for the three and six months ended June 30, 2020, respectively, an increase of 5% and 18% compared to the same periods in 2019, respectively. The increase was primarily due to expenses incurred to support the growth of our money transfer services, the expansion of new products in both the U.S. and foreign markets, and an increase in additional charges taken to cover anticipated agent receivable defaults as a result of government ordered business closures required to manage the COVID-19 pandemic. As a percentage of revenues, selling, general and administrative expenses were 12.6% and 13.6% for the three and six months ended June 30, 2020, respectively, compared to 11.5% and 11.4% for the same periods in 2019, respectively.
Goodwill impairment
Due to the economic impacts of the COVID-19 pandemic, the Company recorded an $82.7 million non-cash goodwill impairment charge related to the xe reporting unit during the second quarter of 2020. The non-cash goodwill impairment charge was recorded for xe as a result of declines in the international payments business stemming from economic uncertainty.
Depreciation and amortization
Depreciation and amortization expense increased $0.4 million or 5% and $0.9 million or 5% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, depreciation and amortization expense was 3.3% and 3.2% for the three and six months ended June 30, 2020, respectively, compared to 2.9% and 3.1% for the same periods of 2019, respectively.
Operating (loss) income
Money Transfer Segment operating loss for the three and six months ended June 30, 2020 was $55.2 million and $32.9 million, respectively, a decrease of $90.6 million or 256% and $99.0 million or 150% compared to the operating income in the same periods of 2019. As a percentage of revenues, operating loss was 21.0% and 6.2% for the three and six months ended June 30, 2020, respectively, compared to operating income of 12.8% and 12.4% for the same periods in 2019, respectively. The decreases in operating income and operating margin were primarily due to the non-cash goodwill impairment charge, decrease in revenues driven by the decrease in transaction volume, and the increase in selling, general and administrative expenses incurred to support the expansion of new products and markets and COVID-19 pandemic related anticipated agent receivables default charges. Operating loss per transaction was $2.14 and $0.62 for the three and six months ended June 30, 2020, respectively, compared to operating income of $1.22 and $1.19 for the same periods in 2019, respectively.
CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2020 and 2019 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$5,413	$9,500	$(4,087)	(43)%	$15,001	$16,955	$(1,954)	(12)%
Selling, general and administrative	2,005	1,946	59	3%	4,437	3,863	574	15%
Depreciation and amortization	80	74	6	8%	159	149	10	7%
Total operating expenses	$7,498	$11,520	$(4,022)	(35)%	$19,597	$20,967	$(1,370)	(7)%
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased 35% and 7% for the three and six months ended June 30, 2020 compared to the same periods in 2019, respectively. The decrease is primarily due to the decrease in salaries and benefits driven by the decrease in bonus expense.
35

OTHER INCOME (EXPENSE), NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$161	$513	$(352)	(69)%	$728	$856	$(128)	(15)%
Interest expense	(8,884)	(10,029)	1,145	(11)%	(18,117)	(18,228)	111	(1)%
Foreign currency exchange gain (loss), net	2,495	(121)	2,616	n/m	(16,311)	3,087	(19,398)	(628)%
Loss on early extinguishment of debt	—	(8,903)	8,903	N/A	—	(9,831)	9,831	N/A
Other gains (losses)	697	(29)	726	n/m	728	(4)	732	n/m
Other expense, net	$(5,531)	$(18,569)	$13,038	(70)%	$(32,972)	$(24,120)	$(8,852)	37%
________________
n/m — Not meaningful
Interest income
The decrease in interest income for the three and six months ended June 30, 2020 compared to the same periods in 2019 is primarily due to a decrease in interest rates on cash balances held at banks.
Interest expense
The decrease in interest expense for the three and six months ended June 30, 2020 compared to the same period in 2019 was primarily related to the decrease in borrowings on the revolving credit agreement during 2020 compared to the same period in 2019.
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
We recorded a net foreign currency exchange gain of $2.5 million and a net loss of $16.3 million for the three and six months ended June 30, 2020, respectively compared to a net foreign currency exchange loss of $0.1 million and a net gain of $3.1 million for the same periods in 2019, respectively. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was (8.4)% and (11.1)% for the three and six months ended June 30, 2020, respectively, compared to 31.5% and 31.6% for the three and six months ended June 30, 2019, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2020 was different than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings. The Company's effective income tax rate for the three and six months ended June 30, 2019 was higher than the applicable statutory income tax rate of 21% largely because of the application to the Company of the global intangible low-taxed income ("GILTI") tax provision and certain foreign earnings of the Company being subject to higher local statutory income tax rates.

36

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

NET (LOSS) INCOME ATTRIBUTABLE TO EURONET
Net loss attributable to Euronet was $115.8 million and $113.9 million for the three and six months ended June 30, 2020, respectively, a decrease of $184.0 million and $216.6 million compared to the net income in the same periods in 2019, respectively. The net loss for the three months ended June 30, 2020 compared to the net income for the same period in 2019 was primarily attributable to the $164.1 million decrease in revenues and $104.6 million non-cash goodwill impairment charge, partially offset by an $8.9 million decrease in loss on early retirement of debt, an increase in net foreign currency exchange gains of $2.5 million and a decrease in income tax expense of $22.4 million. The net loss for the six months ended June 30, 2020 compared to the net income for the same period in 2019 was primarily attributable to the $157.7 million decrease in revenues, $104.6 million non-cash goodwill impairment charge and a $19.4 million increase in net foreign currency exchange losses, partially offset by an $8.9 million decrease in loss on early retirement of debt and a decrease in income tax expense of $35.9 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of June 30, 2020, we had working capital of $1,114.8 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,284.8 million as of December 31, 2019. The decrease in working capital is primarily due to $239.8 million of share repurchases during the first quarter of 2020. Our ratio of current assets to current liabilities was 1.78 and 1.79 at June 30, 2020 and December 31, 2019, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of June 30, 2020, we had $410.5 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash decreased $255.1 million from $665.6 million as of December 31, 2019 to $410.5 million as of June 30, 2020 as a result of the reduction in number of active ATMs as of June 30, 2020 compared to December 31, 2019.
The Company has $864.9 million of unrestricted cash as of June 30, 2020 compared to $786.1 million as of December 31, 2019. The increase in cash is primarily due to the transfer of ATM cash to unrestricted cash and cash generated from operations, partially offset by $239.8 million in share repurchases during the first quarter of 2020. Additionally, the Company has $410.5 million of cash in ATMs at June 30, 2020, giving the Company access to $1,275.4 million in available cash, and $947.9 million available under the credit facility with no significant long-term debt principal payments until March 2025.
37

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six month periods ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
Liquidity	2020	2019
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$178,557	$56,714
Investing activities	(48,624)	(68,760)
Financing activities	(240,974)	505,945
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(27,787)	4,907
(Decrease) increase in cash and cash equivalents and restricted cash	$(138,828)	$498,806

Operating activity cash flow
Cash flows provided by operating activities were $178.6 million for the first half of 2020 compared to $56.7 million for the first half of 2019. The increase in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.
Investing activity cash flow
Cash flows used in investing activities were $48.6 million for the first half of 2020 compared to $68.8 million for the same period in 2019. We used $45.5 million for purchases of property and equipment for the first half of 2020 compared to $67.7 million for the first half of 2019. Cash used for software development and other investing activities totaled $3.6 million and $1.0 million for the first half of 2020 and 2019, respectively.
Financing activity cash flow
Cash flows used in financing activities were $241.0 million for the first half of 2020 compared to cash flows provided by financing activities of $505.9 million for the same period in 2019. Our borrowing activities for the first half of 2020 consisted of cash outflows of $5.0 million compared to net borrowings of $524.1 million for the first half of 2019. The decrease in net borrowings for the first half of 2020 compared to the same period in 2019 was the result of the issuance of $1,194.9 million of convertible notes and Senior Notes in the first half of 2019 which was used to fund the operating cash of our IAD networks, repay revolving credit facility borrowings and repurchase a portion of existing convertible notes. We repurchased $240.7 million and $2.4 million of our common stock during the first half of 2020 and 2019, respectively. Of the $240.7 million repurchased shares, $239.8 million of Euronet Common Stock was repurchased under our repurchase program. We received proceeds of $5.7 million and $7.0 million during the first half of 2020 and 2019, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
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
As of June 30, 2020, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of June 30, 2020, we had no borrowings and $52.1 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $947.9 million under the Credit Facility was available for borrowing.
Uncommitted Line of Credit - On September 4, 2019, the Company entered into an Uncommitted Loan Agreement with Bank of America which provided Euronet up to $100.0 million under an uncommitted line of credit. Interest on borrowings was equal to LIBOR plus 0.65% and the agreement was set to expire September 4, 2020. During the three months ended June 30, 2020, the Company and Bank of America mutually agreed to terminate the Uncommitted Loan Agreement.
38

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
Senior Notes - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2020, the Company has outstanding €600 million ($673.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.9 million and $6.2 million outstanding under these other obligation arrangements as of June 30, 2020 and December 31, 2019, respectively.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the six months ended June 30, 2020 were $45.5 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2020 are currently estimated to range from approximately $50 million to $55 million. The Company has reduced estimated capital expenditures for 2020 due to the COVID-19 pandemic.
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
Share repurchase plan
The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. The Company has repurchased all $375 million of stock under this program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. The Company has repurchased $110.4 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the six months ended June 30, 2020, the Company repurchased 2.1 million shares under the repurchase programs at a weighted average purchase price of $114.41 for a total value of $239.8 million. Repurchases under either of the current programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2020, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2020. See also Note 13, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of June 30, 2020, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2019, other than those resulting from changes in the amount of debt outstanding discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2020, our total debt outstanding, excluding unamortized debt issuance costs, was $1,119.3 million. Of this amount, $444.5 million, net of debt discounts, or 40% of our total debt obligations, relates to contingent convertible notes having a fixed coupon rate. Our $525.0 million outstanding principal amount of contingent convertible notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of June 30, 2020, the fair value of our fixed rate convertible notes was $647.2 million, compared to a carrying value of $444.5 million. Interest expense for these notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of June 30, 2020 we had no borrowings under our Credit Facility. Additionally, $673.9 million, or 60% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of June 30, 2020, the fair value of our fixed rate Senior Notes was $632.3 million, compared to a carrying value of $673.9 million. The remaining $0.9 million, or 0.1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the six months ended June 30, 2020, approximately 70% and of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2020, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $8.0 million to $13.0 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $107.0 million to $112.0 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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
41

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2020, we had foreign currency derivative contracts outstanding with a notional value of $222 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2020, we held foreign currency derivative contracts outstanding with a notional value of $1.5 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $332 million, primarily in euros.
See Note 9, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There has been no change in our internal control over financial reporting during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC.

The outbreak of COVID-19 (coronavirus) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets and our operations, including the demand for our products and services.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, has had, and could continue to have. a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or those of our agents or customers; interruptions in our supply chain, which could impact the cost or availability of equipment ; disruptions or restrictions on our ability to travel or to market and distribute our products and services; reduced consumer demand for our products and services due to reduced consumer traffic in, or closure of, retail and other locations where our products and services are offered; and labor shortages.

For example, the COVID-19 pandemic has resulted in travel restrictions within and between countries, including mandatory quarantine requirements for travelers from certain locations, and varying degrees of “sheltering in-place” and other social distancing orders in most of the countries where we do business.  Among other things, these orders restrict which businesses are allowed to be open and the conditions under which they are allowed to operate.  Although the majority of these orders went into effect at the end of February and throughout various times in March, new orders are being implemented, or reinstated, as the pandemic spreads around the global and new hot spots flare up. These travel restrictions and orders, as well as increased unemployment and general economic uncertainty caused by the pandemic, have negatively impacted all of our three operating segments. The EFT operating segment has experienced declines in transaction volumes as the factors noted above have reduced transactions on our network of ATMs. The epay Segment has experienced the closure of, or reduced consumer traffic at, many of its POS retail locations. Finally, our money transfer segment has experienced declines in transaction volumes. Our network of company owned stores, and agents have experienced closures as many of our agents and stores were deemed nonessential services and ordered to close. The disruption in the business of the retailers and agents that offer our services and products may adversely affect their ability to remain in business and/or timely remit payments owed to us.  All of these factors, in turn, may not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event.

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
43

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
April 1 - April 30, 2020	—	$—	—	$259,362
May 1 - May 31, 2020	—	—	—	$259,362
June 1 - June 30, 2020	—	—	—	$259,362
Total	—	$—	—
(1) On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized a repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. Euronet has repurchased $110.6 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. Repurchases under either remaining program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2020 and 2019 (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
August 6, 2020
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer