Form 10-Q
period 2020-09-30
EURONET WORLDWIDE, INC.
filed 2020-11-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 30, 2020, Euronet Worldwide, Inc. had 52,314,901 shares of Common Stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,008,183	$786,081
ATM cash	409,683	665,641
Restricted cash	14,204	34,301
Settlement assets	875,783	1,013,067
Trade accounts receivable, net of credit losses of $4,364 at September 30, 2020 and $3,892 at December 31, 2019	119,725	201,935
Prepaid expenses and other current assets	227,155	217,707
Total current assets	2,654,733	2,918,732
Operating right of use lease assets	161,629	377,543
Property and equipment, net of accumulated depreciation of $460,963 at September 30, 2020 and $410,243 at December 31, 2019	366,276	359,980
Goodwill	641,886	743,823
Acquired intangible assets, net of accumulated amortization of $161,371 at September 30, 2020 and $204,853 at December 31, 2019	123,577	141,847
Other assets, net of accumulated amortization of $52,458 at September 30, 2020 and $46,788 at December 31, 2019	147,255	115,741
Total assets	$4,095,356	$4,657,666
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$875,783	$1,013,067
Trade accounts payable	115,498	81,743
Accrued expenses and other current liabilities	312,604	294,557
Current portion of operating lease liabilities	52,120	127,353
Short-term debt obligations and current maturities of long-term debt obligations	884	6,089
Income taxes payable	25,231	52,583
Deferred revenue	55,779	58,588
Total current liabilities	1,437,899	1,633,980
Debt obligations, net of current portion	1,132,626	1,090,939
Operating lease obligations, net of current portion	106,475	241,977
Deferred income taxes	54,868	56,067
Other long-term liabilities	57,730	55,361
Total liabilities	2,789,598	3,078,324
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; 62,955,214 issued at September 30, 2020 and 62,775,762 issued at December 31, 2019	1,259	1,256
Additional paid-in-capital	1,210,709	1,190,058
Treasury stock, at cost, 10,645,079 shares at September 30, 2020 and 8,554,908 shares at December 31, 2019	(703,604)	(463,704)
Retained earnings	942,920	1,016,554
Accumulated other comprehensive loss	(145,583)	(164,890)
Total Euronet Worldwide, Inc. stockholders’ equity	1,305,701	1,579,274
Noncontrolling interests	57	68
Total equity	1,305,758	1,579,342
Total liabilities and equity	$4,095,356	$4,657,666
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$664,351	$786,986	$1,776,061	$2,056,362
Operating expenses:
Direct operating costs	407,598	405,081	1,117,065	1,152,725
Salaries and benefits	101,577	101,354	293,769	292,699
Selling, general and administrative	55,225	58,715	169,333	160,704
Goodwill and acquired intangible assets impairment	1,467	—	106,021	—
Depreciation and amortization	32,412	27,846	93,470	82,253
Total operating expenses	598,279	592,996	1,779,658	1,688,381
Operating income (loss)	66,072	193,990	(3,597)	367,981
Other income (expense):
Interest income	139	568	867	1,424
Interest expense	(9,477)	(9,093)	(27,594)	(27,321)
Loss on early retirement of debt	—	—	—	(9,831)
Foreign currency exchange loss, net	(1,368)	(10,967)	(17,679)	(7,880)
Other gain (loss)	—	—	728	(4)
Other expense, net	(10,706)	(19,492)	(43,678)	(43,612)
Income (loss) before income taxes	55,366	174,498	(47,275)	324,369
Income tax expense	(15,051)	(36,957)	(26,423)	(84,244)
Net income (loss)	40,315	137,541	(73,698)	240,125
Net (income) loss attributable to noncontrolling interests	(66)	66	64	178
Net income (loss) attributable to Euronet Worldwide, Inc.	$40,249	$137,607	$(73,634)	$240,303

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.77	$2.53	$(1.40)	$4.52
Diluted	$0.76	$2.46	$(1.40)	$4.40

Weighted average shares outstanding:
Basic	52,294,522	54,449,256	52,712,030	53,180,850
Diluted	53,201,971	55,972,061	52,712,030	54,622,219

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$40,315	$137,541	$(73,698)	$240,125
Translation adjustment	47,006	(56,863)	19,360	(60,887)
Comprehensive income (loss)	87,321	80,678	(54,338)	179,238
Comprehensive (income) loss attributable to noncontrolling interests	(133)	126	11	255
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$87,188	$80,804	$(54,327)	$179,493
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)
	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income
Other comprehensive loss
Stock issued under employee stock plans	130,136	3	5,194	(1,756)
Share-based compensation			4,490
Issuance of convertible notes, net of tax			71,660
Repurchase and conversions of convertible notes, net of tax	6		(42,917)
Balance as of March 31, 2019	51,950,140	1,201	1,142,691	(393,307)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	41,856		1,740	(46)
Share-based compensation			6,003
Redemptions and conversions of convertible notes, net of tax	2,488,243	50	22,400
Balance as of June 30, 2019	54,480,239	$1,251	$1,172,834	$(393,353)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	35,437	1	1,131	(178)
Share-based compensation			5,456
Repurchase of shares	(275,181)			(39,751)
Other			(8)
Balance as of September 30, 2019	54,240,495	1,252	1,179,413	(433,282)
	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	80,519	1	1,701	(249)
Share-based compensation			6,338
Repurchase of shares	(2,095,683)			(239,763)
Balance as of March 31, 2020	52,205,690	1,257	1,198,097	(703,716)
Net (loss) income
Other comprehensive income
Stock issued under employee stock plans	82,841	2	3,763	59
Share-based compensation			3,125
Balance as of June 30, 2020	52,288,531	$1,259	$1,204,985	$(703,657)
Net income
Other comprehensive income
Stock issued under employee stock plans	21,604		687	53
Share-based compensation			5,037
Balance as of September 30, 2020	52,310,135	1,259	1,210,709	(703,604)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)
	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income	34,543		36	34,579
Other comprehensive loss		(16,156)	(29)	(16,185)
Stock issued under employee stock plans				3,441
Share-based compensation				4,490
Issuance of convertible notes, net of tax				71,660
Repurchases and conversions of convertible notes				(42,917)
Balance as of March 31, 2019	704,348	(167,199)	176	1,287,910
Net income (loss)	68,153		(148)	68,005
Other comprehensive income		12,149	12	12,161
Stock issued under employee stock plans				1,694
Share-based compensation				6,003
Redemptions and conversions of convertible notes				22,450
Balance as of June 30, 2019	772,501	(155,050)	40	1,398,223
Net income (loss)	137,607		(66)	137,541
Other comprehensive loss		(56,803)	(60)	(56,863)
Stock issued under employee stock plans				954
Share-based compensation				5,456
Repurchase of shares				(39,751)
Other				(8)
Balance as of September 30, 2019	$910,108	$(211,853)	$(86)	$1,445,552
	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	1,921		(201)	1,720
Other comprehensive loss		(59,777)	(41)	(59,818)
Stock issued under employee stock plans				1,453
Share-based compensation				6,338
Repurchase of shares				(239,763)
Balance as of March 31, 2020	1,018,475	(224,667)	(174)	1,289,272
Net (loss) income	(115,804)		71	(115,733)
Other comprehensive income		32,145	27	32,172
Stock issued under employee stock plans				3,824
Share-based compensation				3,125
Balance as of June 30, 2020	902,671	(192,522)	(76)	1,212,660
Net income	40,249		66	40,315
Other comprehensive income		46,939	67	47,006
Stock issued under employee stock plans				740
Share-based compensation				5,037
Balance as of September 30, 2020	$942,920	$(145,583)	$57	$1,305,758

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Net (loss) income	$(73,698)	$240,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,470	82,253
Share-based compensation	14,500	15,949
Unrealized foreign exchange loss, net	17,679	7,880
Deferred income taxes	(5,011)	13,313
Goodwill and acquired intangible assets impairment	106,021	—
Loss on early retirement of debt	—	9,831
Accretion of convertible debt discount and amortization of debt issuance costs	13,996	13,385
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(26,625)	15,363
Trade accounts receivable	232,380	4,719
Prepaid expenses and other current assets	(25,917)	(26,292)
Trade accounts payable	(127,291)	(62,078)
Deferred revenue	(4,540)	5
Accrued expenses and other current liabilities	25,110	58,559
Changes in noncurrent assets and liabilities	(19,658)	(8,633)
Net cash provided by operating activities	220,416	364,379
Cash flows from investing activities:
Acquisitions, net of cash acquired	(451)	1
Purchases of property and equipment	(71,396)	(100,443)
Purchases of other long-term assets	(5,968)	(7,276)
Other, net	742	3,317
Net cash used in investing activities	(77,073)	(104,401)
Cash flows from financing activities:
Proceeds from issuance of shares	6,564	8,297
Repurchase of shares	(240,838)	(37,260)
Borrowings from revolving credit agreements	2,018,600	2,365,698
Repayments of revolving credit agreements	(2,018,600)	(2,580,871)
Proceeds from long-term debt obligations	—	1,194,900
Repayments of long-term debt obligations	—	(446,702)
Net repayments from short-term debt obligations	(5,032)	(18,793)
Debt issuance costs	—	(18,810)
Other, net	(4,763)	(4,827)
Net cash (used in) provided by financing activities	(244,069)	461,632
Effect of exchange rate changes on cash and cash equivalents and restricted cash	32,042	(57,807)
(Decrease) increase in cash and cash equivalents and restricted cash	(68,684)	663,803
Cash and cash equivalents and restricted cash at beginning of period	1,817,379	1,130,952

Cash and cash equivalents and restricted cash at end of period	$1,748,695	$1,794,755

Supplemental disclosure of cash flow information:
Interest paid during the period	$16,653	$10,614
Income taxes paid during the period	$50,300	$55,025
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
COVID-19 (coronavirus)
The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of travel restrictions and shelter-in-place and other social distancing orders in most of the countries where the Company operates during the three and nine months ended September 30, 2020. Although the majority of these orders went into effect in late February 2020 or early March 2020, new orders are being implemented, or reinstated, as the pandemic spreads around the globe and there is a resurgence of infections. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where the Company has a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic.
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

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for contracts, hedging relationships, and other transactions affected by reference rate reform due to the anticipated cessation of LIBOR on or before December 31, 2021. This guidance is effective from March 12, 2020 through December 31, 2022 and could impact the accounting for LIBOR provisions in the Company’s unsecured credit agreement. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

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

	As of
(in thousands)	September 30, 2020	December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$272,467	$282,188
Settlement restricted cash	44,158	49,168
Accounts receivable, net of credit losses	434,828	574,410
Prepaid expenses and other current assets	124,330	107,301
Total settlement assets	$875,783	$1,013,067
Settlement obligations:
Trade account payables	$346,391	$504,667
Accrued expenses and other current liabilities	529,392	508,400
Total settlement obligations	$875,783	$1,013,067

A portion of the Company's credit losses are recorded in the accounts receivable within settlement assets. The balance of credit losses related to accounts receivable within settlement assets was $29.9 million and $24.0 million as of September 30, 2020 and December 31, 2019, respectively.

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,008,183	$786,081	$878,492	$385,031
Restricted cash	14,204	34,301	21,844	31,237
ATM cash	409,683	665,641	603,176	395,378
Settlement cash and cash equivalents	272,467	282,188	249,181	273,948
Settlement restricted cash	44,158	49,168	42,062	45,358
Cash and cash equivalents and restricted cash at end of period	$1,748,695	$1,817,379	$1,794,755	$1,130,952

(4) STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's Common Stock, assumed vesting of restricted stock and the assumed conversion of the Company's convertible debt, if such conversion would be dilutive.

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,294,522	54,449,256	52,712,030	53,180,850
Incremental shares from assumed exercise of stock options and vesting of restricted stock	907,449	1,522,805	—	1,441,369
Diluted weighted average shares outstanding	53,201,971	55,972,061	52,712,030	54,622,219

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,122,000 and 1,887,000 for the three and nine months ended September 30, 2020, respectively, and approximately 751,000 and 841,000 for the three and nine months ended September 30, 2019, respectively.
The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Company's Convertible Notes currently have a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. The market price per share per share of common stock was $91.10 on September 30, 2020 and $146.30 on September 30, 2019, therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures for the three and nine months ended September 30, 2020 and 2019. See Note 8, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases
The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the three months ended September 30, 2020, there were no repurchases of stock under the repurchase programs and for the nine months ended September 30, 2020, the Company repurchased $239.8 million in value of Euronet common stock under the repurchase programs. Repurchases under either current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $47.0 million and $19.4 million for the three and nine months ended September 30, 2020, respectively, and a loss of $56.9 million and $60.9 million for the three and nine months ended September 30, 2019, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2020 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2019	$141,847	$743,823	$885,670
Increases (decreases):
Acquisition	926	(474)	452
Amortization	(17,020)	—	(17,020)
Impairment	(1,467)	(104,554)	(106,021)
Other (primarily changes in foreign currency exchange rates)	(709)	3,091	2,382
Balance as of September 30, 2020	$123,577	$641,886	$765,463

Of the total goodwill balance of $641.9 million as of September 30, 2020, $388.5 million relates to the Money Transfer Segment, $131.9 million relates to the epay Segment and the remaining $121.5 million relates to the EFT Processing Segment. Estimated amortization expense on intangible assets with finite lives as of September 30, 2020, is expected to total $5.6 million for the remainder of 2020, $22.0 million for 2021, $20.9 million for 2022, $16.1 million for 2023, $9.6 million for 2024 and $6.5 million for 2025.

2020 Impairment Charges

The COVID-19 pandemic and subsequent mitigation efforts, which include global business shutdowns, the closing of borders and the implementation of mandatory social distancing requirements, has created an unprecedented disruption to our business that began in March 2020. These mitigation efforts coupled with the negative economic impacts to the tourism industry caused a decline in revenues and changes to our forecasts.  The Company tests for goodwill impairment on an annual basis in the fourth quarter each year and whenever events or circumstances dictate an interim impairment test is required. The Company determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of June 1, 2020. The Company concluded a triggering event had occurred for six reporting units, resulting in quantitative impairment tests. Three reporting units are within the EFT segment, two reporting units are within the Money Transfer segment, and one reporting unit is within the epay segment.

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

The Company completed an interim goodwill impairment test during the second quarter of 2020. It determined, after performing a quantitative review of six reporting units, that the fair value of three of the reporting units exceeded the respective carrying amounts. For the remaining three reporting units, the quantitative test indicated that the fair value of each of the reporting units was less than the respective carrying amounts. As a result, the Company recorded a non-cash goodwill impairment charge of $104.6 million with respect to the xe, Innova and Pure Commerce reporting units. $21.9 million of the impairment charge was included within the EFT Segment, and $82.7 million of the impairment charge was included in the Money Transfer Segment. We have and will continue to evaluate our goodwill and long-lived assets for potential triggering events as conditions warrant.

Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that the Company’s operations will not perform as expected, or that the estimates or assumptions included in the 2019 annual impairment test and 2020 interim impairment test could change, which may result in the Company recording material non-cash impairment charges during the year in which these changes take place. As additional information regarding the impact of the COVID-19 pandemic on the Company's business, including intangible assets, becomes available, the impacts to cash flows and the related impact on recovery of intangible assets will be evaluated.
During the third quarter of 2020, the Company recorded a $1.5 million non-cash impairment charge for acquired intangible assets, specifically related to customer lists in the xe reporting unit.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Accrued expenses	$264,575	$246,699
Derivative liabilities	41,563	41,935
Current portion of capital lease obligations	6,466	5,919
Deferred income taxes	—	4
Total	$312,604	$294,557

(7) UNEARNED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the nine months ended September 30, 2020 is primarily driven by $31.5 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $34.3 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.
11

(8) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Credit Facility:
Revolving credit agreement	$—	$—
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	448,344	436,965

1.375% Senior Notes, due 2026	703,200	673,440

Other obligations	942	6,215

Total debt obligations	1,152,486	1,116,620
Unamortized debt issuance costs	(18,976)	(19,592)
Carrying value of debt	1,133,510	1,097,028
Short-term debt obligations and current maturities of long-term debt obligations	(884)	(6,089)
Long-term debt obligations	$1,132,626	$1,090,939

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The unsecured revolving credit agreement allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs, and U.S. dollars. The revolving credit facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The unsecured revolving credit agreement contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants, as of September 30, 2020.
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

Contractual interest expense for the Convertible Notes was $1.0 million and $3.0 million for the three and nine months ended September 30, 2020, respectively and $1.0 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. Accretion expense for the Convertible Notes was $3.8 million and $11.4 million for the three and nine months ended September 30, 2020, respectively and $3.7 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. Contractual interest expense for the Retired Convertible Notes was $1.5 million for the nine months ended September 30, 2019. Accretion expense for the Retired Convertible Notes was $4.6 million for the nine months ended September 30, 2019. The effective interest rate was 4.4% for the three and nine months ended September 30, 2020. As of September 30, 2020, the unamortized discount was $76.7 million and will be amortized through March 2025.
1.375% Senior Notes due 2026
On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2020, the Company has outstanding €600 million ($703.2 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other obligations
Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of September 30, 2020 and December 31, 2019, borrowings under these arrangements were $0.9 million and $6.2 million, respectively.
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
Foreign currency exchange contracts - Ria Operations and Corporate
In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of September 30, 2020, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $180 million. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of September 30, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $213 million, primarily in euro.
Foreign currency exchange contracts - xe Operations
xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $14.4 million and $45.7 million for the three and nine months ended September 30, 2020, respectively, and $17.5 million and $52.2 million for the three and nine months ended September 30, 2019, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.
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
The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of September 30, 2020 was approximately $1.3 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.
Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$49,574	$54,765	Accrued expenses and other current liabilities	$(41,563)	$(41,935)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2020 and December 31, 2019 (in thousands):
Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$49,574	$—	$49,574	$(29,488)	$(894)	$19,192

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$54,765	$—	$54,765	$(34,935)	$(7,362)	$12,468

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(41,563)	$—	$(41,563)	$29,488	$2,321	$(9,754)

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$(41,935)	$—	$(41,935)	$34,935	$827	$(6,173)
See Note 10, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
	Location of Gain Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2020	2019	2020	2019
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss) gain, net	$(4,060)	$285	$(4,283)	$619
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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$49,574	$—	$49,574
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,563)	$—	$(41,563)

		As of December 31, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$54,765	$—	$54,765
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,935)	$—	$(41,935)
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2020, the fair values of the Convertible Notes and Senior Notes were $642.6 million and $687.8 million, respectively, with carrying values of $448.3 million and $703.2 million, respectively.

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

The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2020 and 2019:
	For the Three Months Ended September 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$144,062	$198,939	$323,092	$(1,742)	$664,351
Operating expenses:
Direct operating costs	82,626	149,993	176,718	(1,739)	407,598
Salaries and benefits	25,182	16,108	52,035	8,252	101,577
Selling, general and administrative	8,577	8,455	36,601	1,592	55,225
Goodwill and acquired intangible assets impairment	—	—	1,467	—	1,467
Depreciation and amortization	21,516	2,134	8,645	117	32,412
Total operating expenses	137,901	176,690	275,466	8,222	598,279
Operating income (expense)	$6,161	$22,249	$47,626	$(9,964)	$66,072
	For the Three Months Ended September 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$316,188	$191,071	$280,837	$(1,110)	$786,986
Operating expenses:
Direct operating costs	111,116	145,410	149,663	(1,108)	405,081
Salaries and benefits	23,936	15,188	51,555	10,675	101,354
Selling, general and administrative	12,191	8,838	35,820	1,866	58,715
Depreciation and amortization	18,044	1,572	8,151	79	27,846
Total operating expenses	165,287	171,008	245,189	11,512	592,996
Operating income (expense)	$150,901	$20,063	$35,648	$(12,622)	$193,990

	For the Nine Months Ended September 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$368,375	$559,413	$852,189	$(3,916)	$1,776,061
Operating expenses:
Direct operating costs	232,627	424,123	464,216	(3,901)	1,117,065
Salaries and benefits	68,562	46,996	154,958	23,253	293,769
Selling, general and administrative	29,033	25,928	108,355	6,017	169,333
Goodwill and acquired intangible assets impairment	21,861	—	84,160	—	106,021
Depreciation and amortization	61,772	5,629	25,793	276	93,470
Total operating expenses	413,855	502,676	837,482	25,645	1,779,658
Operating income (expense)	$(45,480)	$56,737	$14,707	$(29,561)	$(3,597)

	For the Nine Months Ended September 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$693,837	$551,345	$814,201	$(3,021)	$2,056,362
Operating expenses:
Direct operating costs	300,460	419,362	435,901	(2,998)	1,152,725
Salaries and benefits	64,706	44,939	155,424	27,630	292,699
Selling, general and administrative	32,022	26,314	96,660	5,708	160,704
Depreciation and amortization	52,464	5,113	24,448	228	82,253
Total operating expenses	449,652	495,728	712,433	30,568	1,688,381
Operating income (expense)	$244,185	$55,617	$101,768	$(33,589)	$367,981

The following table presents the Company’s total assets by reportable segment:

	Total Assets as of
(in thousands)	September 30, 2020	December 31, 2019
EFT Processing	$1,503,385	$1,914,144
epay	812,444	962,671
Money Transfer	1,480,624	1,560,136
Corporate Services, Eliminations and Other	298,903	220,715
Total	$4,095,356	$4,657,666

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

	For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$107,182	$131,330	$127,399	$365,911	$251,583	$368,101	$317,187	$936,871
North America	14,318	32,645	152,195	199,158	42,461	102,603	422,980	568,044
Asia Pacific	22,562	26,679	34,036	83,277	74,327	69,916	91,116	235,359
Other	—	8,285	9,462	17,747	4	18,793	20,906	39,703
Eliminations	—	—	—	(1,742)	—	—	—	(3,916)
Total	$144,062	$198,939	$323,092	$664,351	$368,375	$559,413	$852,189	$1,776,061

	For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$274,313	$130,602	$94,625	$499,540	$574,620	$368,830	$273,760	$1,217,210
North America	8,717	37,218	147,989	193,924	24,880	114,614	428,349	567,843
Asia Pacific	33,153	19,039	31,575	83,767	94,317	55,333	93,865	243,515
Other	5	4,212	6,648	10,865	20	12,568	18,227	30,815
Eliminations	—	—	—	(1,110)	—	—	—	(3,021)
Total	$316,188	$191,071	$280,837	$786,986	$693,837	$551,345	$814,201	$2,056,362

(12) INCOME TAXES

The Company's effective income tax rate was 27.2% and (55.9)% for the three and nine months ended September 30, 2020, respectively, compared to 21.2% and 26.0% for the three and nine months ended September 30, 2019, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2020 was higher than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first and second quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings. The Company's effective income tax rate for the three and nine months ended September 30, 2019 was higher than the applicable statutory income tax rate of 21% largely because of the application to the Company of the global intangible low-taxed income ("GILTI") tax provision and certain foreign earnings of the Company being subject to higher local statutory income tax rates.

(13) COMMITMENTS

As of September 30, 2020, the Company had $71.7 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $46.9 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $4.1 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2020, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $12.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $36.3 million over the terms of agreements with the customers.

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

  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of September 30, 2020, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $506 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2020 or December 31, 2019.

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

During the second quarter of 2020, the impact of the COVID-19 pandemic was a significant event that caused a significant change in circumstances and business plans to manage our portfolio of ATM leases. Specifically we downsized, through the exercise of termination clauses and the reduction of monthly costs by renegotiating payment terms of our ATM leases. The Company's execution of the business plan to renegotiate terms and downsize the portfolio of ATM leases constituted a reassessment event during the second quarter of 2020. The reassessment event required the Company to reevaluate the accounting for the portfolio of ATM leases, including lease terms. Due to the recent increased frequency of ATM site lease terminations, modifications, and greater unpredictability whether or not future lease terminations will be exercised, the Company is no longer able to conclude that termination options are reasonably certain not to be exercised. This reassessment conclusion impacts the lease term evaluation, instead of determining the lease term based on the stated lease payment schedule of the lease, now the lease term will be evaluated when the Company has the contractual ability to terminate the lease (most leases allow for a termination upon advance notice of between 30 and 90 days). As a result of the lease term reassessment, $211.9 million of right of use assets and $211.9 million lease liabilities were reassessed to have a term shorter than 12 months, thus were subject to the short-term lease exemption and removed from the balance sheet beginning June 30, 2020. New, amended, and modified ATM site leases with termination options exercisable within 12 months will be excluded from the right of use lease asset and lease liability balances in the future.

Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for the three months ended September 30, 2020 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2020 are:
As of September 30, 2020
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2020	$12,782
2021	43,626
2022	32,544
2023	22,780
2024	15,136
Thereafter	35,185
Total lease payments	$162,053
Less: imputed interest	(3,458)
Present value of lease liabilities	$158,595

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

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$14,694	$35,068	$68,927	$98,641
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	26,429	12,653	47,390	31,541
Total lease expense		$41,123	$47,721	$116,317	$130,182

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2020
Weighted- average remaining lease term (years)	5.2
Weighted- average discount rate	2.2%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$66,402	$97,209
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$64,149	$176,104
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
Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, the effect of the COVID-19 pandemic on our business; conditions in world financial markets and general economic conditions, including the effects in Europe of the negotiations related to the United Kingdom's departure from the European Union (E.U.), and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; the impact of changes in rules imposed by international card organizations such as Visa and Mastercard on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions; the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions or ATM access fees by the E.U.; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and the E.U.'s General Data Privacy Regulation and the Services Payment Directive ("PSD2") requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; general economic, financial and market conditions and the duration and extent of any economic downturns related to the COVID-19 pandemic or future events; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; renewal of sources of funding as they expire and the availability of replacement funding; the outlook for markets we serve; and those factors referred to above and as set forth  and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2020. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES
Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

•
The EFT Processing Segment, which processes transactions for a network of 43,956 ATMs and approximately 324,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

•
The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 717,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

•
The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX Money Express, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria, AFEX Money Express and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 447,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

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
EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 22% and 21% of total consolidated revenues for the three and nine months ended September 30, 2020, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 30% and 31% of total consolidated revenues for the three and nine months ended September 30, 2020, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time compared with other electronic products has decreased over time, and digital media content now produces approximately 65% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including mobile wallets, prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 49% and 48% of total consolidated revenues for the three and nine months ended September 30, 2020, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, IME and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.
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

•
the duration and severity of the COVID-19 pandemic may limit access to POS merchant locations, our ability to maintain and grow our relationships with digital content providers that are experiencing increased demand due to the COVID-19 pandemic, and increase our credit risk as many of our merchants may be closed from time to time as nonessential services.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS
Revenues and operating income by segment for the three and nine months ended September 30, 2020 and 2019 are summarized in the tables below:
	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$144,062	$316,188	$(172,126)	(54)%	$368,375	$693,837	$(325,462)	(47)%
epay	198,939	191,071	7,868	4%	559,413	551,345	8,068	1%
Money Transfer	323,092	280,837	42,255	15%	852,189	814,201	37,988	5%
Total	666,093	788,096	(122,003)	(15)%	1,779,977	2,059,383	(279,406)	(14)%
Corporate services, eliminations and other	(1,742)	(1,110)	(632)	57%	(3,916)	(3,021)	(895)	30%
Total	$664,351	$786,986	$(122,635)	(16)%	$1,776,061	$2,056,362	$(280,301)	(14)%
	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$6,161	$150,901	$(144,740)	(96)%	$(45,480)	$244,185	$(289,665)	(119)%
epay	22,249	20,063	2,186	11%	56,737	55,617	1,120	2%
Money Transfer	47,626	35,648	11,978	34%	14,707	101,768	(87,061)	(86)%
Total	76,036	206,612	(130,576)	(63)%	25,964	401,570	(375,606)	(94)%
Corporate services, eliminations and other	(9,964)	(12,622)	2,658	(21)%	(29,561)	(33,589)	4,028	(12)%
Total	$66,072	$193,990	$(127,918)	(66)%	$(3,597)	$367,981	$(371,578)	(101)%
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
To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2020	2019	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Percent
Australian dollar	$0.7149	$0.6852	4%	$0.6768	$0.6993	(3)%
British pounds sterling	$1.2916	$1.2326	5%	$1.2709	$1.2734	(0)%
euro	$1.1689	$1.1114	5%	$1.1241	$1.1235	0%
Hungarian forint	$0.0033	$0.0034	(3)%	$0.0032	$0.0035	(9)%
Indian rupee	$0.0135	$0.0142	(5)%	$0.0135	$0.0143	(6)%
Malaysian ringgit	$0.2382	$0.2403	(1)%	$0.2364	$0.2420	(2)%
New Zealand dollar	$0.6619	$0.6483	2%	$0.6383	$0.6640	(4)%
Polish zloty	$0.2633	$0.2573	2%	$0.2544	$0.2613	(3)%
29

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
EFT PROCESSING SEGMENT
The following table summarizes the results of operations for our EFT Processing Segment for the three and nine months ended September 30, 2020 and 2019:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$144,062	$316,188	$(172,126)	(54)%	$368,375	$693,837	$(325,462)	(47)%
Operating expenses:
Direct operating costs	82,626	111,116	(28,490)	(26)%	232,627	300,460	(67,833)	(23)%
Salaries and benefits	25,182	23,936	1,246	5%	68,562	64,706	3,856	6%
Selling, general and administrative	8,577	12,191	(3,614)	(30)%	29,033	32,022	(2,989)	(9)%
Goodwill and acquired intangible assets impairment	—	—	—	N/A	21,861	—	21,861	N/A
Depreciation and amortization	21,516	18,044	3,472	19%	61,772	52,464	9,308	18%
Total operating expenses	137,901	165,287	(27,386)	(17)%	413,855	449,652	(35,797)	(8)%
Operating income (loss)	$6,161	$150,901	$(144,740)	(96)%	$(45,480)	$244,185	$(289,665)	(119)%
Transactions processed (millions)	910	800	110	14%	2,374	2,244	130	6%
ATMs as of September 30,	43,956	47,209	(3,253)	(7)%	43,956	47,209	(3,253)	(7)%
Average ATMs	44,259	47,086	(2,827)	(6)%	43,143	44,574	(1,431)	(3)%

Revenues
EFT Processing Segment total revenues for the three and nine months ended September 30, 2020 were $144.1 million and $368.4 million, respectively, a decrease of $172.1 million or 54% and $325.5 million or 47% compared to the same periods in 2019, respectively. Total revenues for the three and nine months ended September 30, 2020 decreased due to the impact of fewer active ATMs and fewer high-margin cross-border transactions (DCC), related to COVID-19 pandemic-driven government-imposed border and business closures and shelter-in-place orders. The government imposed border and business closures and shelter-in-place orders were in effect for the majority of the three and nine months ended September 30, 2020. These closures and orders resulted in a decrease in revenues for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Foreign currency movements increased total revenues by approximately $3.2 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Average monthly revenues per ATM were $1,085 and $949 for the three and nine months ended September 30, 2020, respectively, compared to $2,238 and $1,730 for the three and nine months ended September 30, 2019, respectively. Revenues per transaction were $0.16 for both the three and nine months ended September 30, 2020, compared to $0.40 and $0.31 for the three and nine months ended September 30, 2019, respectively. The decreases in average monthly revenues per ATM were attributable to the decreases in DCC transactions, which earn higher revenues per transaction than other ATM or card-based services, and surcharges. The decrease in DCC transactions was due to the decline in tourism throughout Europe driven by the border and business closures during the three and nine months ended September 30, 2020.
Direct operating costs
EFT Processing Segment direct operating costs were $82.6 million and $232.6 million for the three and nine months ended September 30, 2020, respectively, a decrease of $28.5 million or 26% and $67.8 million or 23% compared to the same periods in 2019, respectively. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions.
30

The decrease in direct operating costs was primarily due to the decrease in the number of ATMs under management, renegotiated and reduced site rental fees, and reduced operating costs for ATM's winterized during COVID-19 imposed restrictions. Foreign currency movements increased direct operating costs for the three and nine months ended September 30, 2020 by approximately $2.1 million and $0.5 million, respectively, compared to the same periods in 2019.
Gross profit
Gross profit, which is calculated as revenues less direct operating costs, was $61.4 million and $135.7 million for the three and nine months ended September 30, 2020, respectively, compared to $205.1 million and $393.4 million for the three and nine months ended September 30, 2019, respectively. Gross profit as a percentage of revenues (“gross margin”) was 42.6% and 36.9% for the three and nine months ended September 30, 2020, respectively, compared to 64.9% and 56.7% for the three and nine months ended September 30, 2019, respectively. The decrease in gross profit and gross margin was attributable to the decrease in DCC transactions and domestic and international surcharge.
Salaries and benefits
Salaries and benefits expense increased $1.2 million or 5% and $3.9 million or 6% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase for the three and nine months ended September 30, 2020 was primarily due to additional headcount to support expansion in the United States and long-term growth strategy, partially offset by a decrease in bonus expense. The border and business closures and shelter-in-place orders that took effect in late February 2020 and March 2020 in response to the COVID-19 pandemic reduced transaction volumes and revenues through the end of the third quarter of 2020, but human resources to support actual and planned growth were added throughout 2019 as well as the early part of the first quarter of 2020 before the COVID-19 pandemic took effect, which led to lower high-margin cross-border transactions and revenues for the three and nine months ended September 30, 2020. As a percentage of revenues, these costs increased to 17.5% and 18.6% for the three and nine months ended September 30, 2020, respectively, compared to 7.6% and 9.3% and for the three and nine months ended September 30, 2019, respectively. The Company made a decision to retain its employees during the pandemic.
Selling, general and administrative
Selling, general and administrative expenses for the three and nine months ended September 30, 2020 were $8.6 million and $29.0 million, respectively, a decrease of $3.6 million and $3.0 million compared to the three and nine months ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in travel related expenses and a decrease in bad debt expense. The decrease for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in travel related expenses, partially offset by an increase in bad debt expense. As a percentage of revenues, selling, general and administrative expenses were 6.0% and 7.9% for the three and nine months ended September 30, 2020, respectively, compared to 3.9% and 4.6% for the three and nine months ended September 30, 2019, respectively.
Goodwill and acquired intangible assets impairment
Due to the economic impacts of the COVID-19 pandemic, the Company recorded a $21.9 million non-cash goodwill impairment charge related to two reporting units during the second quarter of 2020. A $14.0 million non-cash goodwill impairment charge was recorded for Innova as a result of the decline in VAT refund activity directly related to the decline in international tourism within the European Union, and a $7.9 million non-cash goodwill impairment charge was recorded for Pure Commerce related to the decline in international tourism in Asia Pacific.
Depreciation and amortization
Depreciation and amortization expense increased $3.5 million and $9.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase was primarily due to the deployment of additional ATMs and software assets. As a percentage of revenues, depreciation and amortization expense was 14.9% and 16.8% for three and nine months ended September 30, 2020, respectively, compared to 5.7% and 7.6% for the same periods in 2019, respectively.
Operating income (loss)
EFT Processing Segment had operating income for the three months ended September 30, 2020 of $6.2 million and an operating loss for the nine months ended September 30, 2020 of $45.5 million, a decrease of $144.7 million or 96% and $289.7 million or 119% compared to the operating income in the same periods in 2019. Operating income as a percentage of revenues (“operating margin”) was 4.3% for the three months ended September 30, 2020 and operating loss as a percentage of revenues was (12.3)% for the nine months ended September 30, 2020, compared to operating margin of 47.7% and 35.2% for the same periods in 2019. For the three months ended September 30, 2020, the decreases in operating income and operating margin were primarily due to the decrease in revenues compared to the same period in 2019, and for the nine months ended September 30, 2020, the decreases in operating income and operating margin were primarily due to the non-cash goodwill impairment and decrease in revenues compared to the same period in 2019. Beginning in late February 2020 and throughout September 2020, high margin cross-border transactions (DCC) decreased throughout Europe due to the COVID-19 pandemic driven government imposed border and business closures and shelter-in-place orders. Operating income per transaction was $0.01 and operating loss per transaction was $0.02 for the three and nine months ended September 30, 2020, respectively, compared to operating income per transaction of $0.19 and $0.11 for the same periods in 2019, respectively.
31

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2020 and 2019 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$198,939	$191,071	$7,868	4%	$559,413	$551,345	$8,068	1%
Operating expenses:
Direct operating costs	149,993	145,410	4,583	3%	424,123	419,362	4,761	1%
Salaries and benefits	16,108	15,188	920	6%	46,996	44,939	2,057	5%
Selling, general and administrative	8,455	8,838	(383)	(4)%	25,928	26,314	(386)	(1)%
Depreciation and amortization	2,134	1,572	562	36%	5,629	5,113	516	10%
Total operating expenses	176,690	171,008	5,682	3%	502,676	495,728	6,948	1%
Operating income	$22,249	$20,063	$2,186	11%	$56,737	$55,617	$1,120	2%
Transactions processed (millions)	661	398	263	66%	1,692	1,105	587	53%
Revenues
epay Segment total revenues for the three and nine months ended September 30, 2020 were $198.9 million and $559.4 million, respectively, an increase of $7.9 million or 4% and $8.1 million or 1% compared to the same periods in 2019, respectively. The increase in total revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth and the U.S. dollar weakening against key foreign currencies during the third quarter of 2020. Foreign currency movements increased total revenues by approximately $2.8 million and decreased total revenues by approximately $0.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The epay segment was impacted by COVID-19 pandemic-driven government-imposed shelter-in-place orders and business closures, primarily at retail outlets, which were partially offset by increases in digital media offerings in Asia.
Revenues per transaction were $0.30 and $0.33 for the three and nine months ended September 30, 2020, respectively, compared to $0.48 and $0.50 for the same periods in 2019, respectively. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.
Direct operating costs
epay Segment direct operating costs were $150.0 million and $424.1 million for the three and nine months ended September 30, 2020, respectively, an increase of $4.6 million or 3% and $4.8 million or 1% compared to the same periods in 2019, respectively. Direct operating costs in the epay Segment include the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increases in transaction volumes for the large volume of low-value mobile top-up transactions and by the U.S. dollar weakening against key foreign currencies in the third quarter of 2020. Foreign currency movements increased direct operating costs by approximately $1.9 million and decreased direct operating costs by approximately $0.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Gross profit
Gross profit was $48.9 million and $135.3 million for the three and nine months ended September 30, 2020, respectively, compared to $45.7 million and $132.0 million for the three and nine months ended September 30, 2019, respectively. Gross margin increased to 24.6% and 24.2% for the three and nine months ended September 30, 2020, respectively, compared to 23.9% for both the three and nine months ended September 30, 2019.

32

Salaries and benefits
Salaries and benefits expense increased $0.9 million or 6% and $2.1 million or 5% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. As a percentage of revenues, salaries and benefits were 8.1% and 8.4% for the three and nine months ended September 30, 2020, respectively, compared to 7.9% and 8.2% for the same periods in 2019, respectively. The increases in salaries and benefits were driven by an increase in headcount to support the growth of the business.
Selling, general and administrative
Selling, general and administrative expenses were $8.5 million and $25.9 million for the three and nine months ended September 30, 2020, respectively, a decrease of 4% and 1% compared to the same periods in 2019, respectively. As a percentage of revenues, selling, general and administrative expenses were 4.3% and 4.6% for the three and nine months ended September 30, 2020, respectively, compared to 4.6% and 4.8% for the same periods in 2019, respectively.
Depreciation and amortization
Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. Depreciation and amortization expense was $2.1 million and $5.6 million for the three and nine months ended September 30, 2020, respectively, an increase of 36% and 10% compared to the same periods in 2019, respectively. As a percentage of revenues, depreciation and amortization expense was 1.1% and 1.0% for the three and nine months ended September 30, 2020, respectively, compared to 0.8% and 0.9% for the three and nine months ended September 30, 2019, respectively.
Operating income
epay Segment operating income for the three and nine months ended September 30, 2020 was $22.2 million and $56.7 million, respectively, an increase of $2.2 million or 11% and $1.1 million or 2% compared to the same periods in 2019, respectively. Operating margin was 11.2% and 10.1% for the three and nine months ended September 30, 2020, respectively, compared to 10.5% and 10.1% for the same periods in 2019, respectively. Operating income per transaction decreased to $0.03 for both the three and nine months ended September 30, 2020 from $0.05 for the same periods in 2019, driven by transactions processed in a region where we generally earn lower revenues per transaction. The increases in operating income and operating margin for the three months ended September 30, 2020 compared to the same period in 2019 were primarily due to an increase in the portion of higher-margin digital media transactions. The increase in operating income for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the increase in transaction volume.

33

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2020 and 2019 for the Money Transfer Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$323,092	$280,837	$42,255	15%	$852,189	$814,201	$37,988	5%
Operating expenses:
Direct operating costs	176,718	149,663	27,055	18%	464,216	435,901	28,315	6%
Salaries and benefits	52,035	51,555	480	1%	154,958	155,424	(466)	(0)%
Selling, general and administrative	36,601	35,820	781	2%	108,355	96,660	11,695	12%
Goodwill and acquired intangible assets impairment	1,467	—	1,467	N/A	84,160	—	84,160	N/A
Depreciation and amortization	8,645	8,151	494	6%	25,793	24,448	1,345	6%
Total operating expenses	275,466	245,189	30,277	12%	837,482	712,433	125,049	18%
Operating income	$47,626	$35,648	$11,978	34%	$14,707	$101,768	$(87,061)	(86)%
Transactions processed (millions)	30.9	29.3	1.6	5%	84.1	84.8	(0.7)	(1)%
Revenues
Money Transfer Segment total revenues for the three and nine months ended September 30, 2020 were $323.1 million and $852.2 million, respectively, an increase of $42.3 million or 15% and $38.0 million or 5% compared to the same periods in 2019, respectively. The increase in revenues for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to increases in U.S. outbound and international-originated money transfers, partially offset by decreases in the U.S. domestic business. Revenues per transaction increased to $10.46 and $10.13 for the three and nine months ended September 30, 2020, respectively, from $9.58 and $9.60 for the same periods in 2019, respectively. Foreign currency movements increased total revenues by approximately $5.7 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Direct operating costs
Money Transfer Segment direct operating costs were $176.7 million and $464.2 million for the three and nine months ended September 30, 2020, respectively, an increase of $27.1 million or 18% and $28.3 million or 6% compared to the same periods in 2019, respectively. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs for the three and nine months ended September 30, 2020 was primarily due the increase in the number of U.S. outbound and international-originated money transfer transactions and the impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased direct operating costs for the three and nine months ended September 30, 2020 by approximately $3.1 million and $0.7 million, respectively, compared to the same periods in 2019.
Gross profit
Gross profit was $146.4 million and $388.0 million for the three and nine months ended September 30, 2020, respectively, compared to $131.2 million and $378.3 million for the three and nine months ended September 30, 2019, respectively. The increase in gross profit for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to increases in U.S. outbound and international-originated money transfers. Gross margin decreased to 45.3% and 45.5% for the three and nine months ended September 30, 2020, respectively, compared to 46.7% and 46.5% for the same periods in 2019, respectively.
34

Salaries and benefits
Salaries and benefits expense increased $0.5 million or 1% and decreased $0.5 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. As a percentage of revenues, salaries and benefits were 16.1% and 18.2% for the three and nine months ended September 30, 2020, respectively, compared to 18.4% and 19.1% for the same periods in 2019, respectively. The increase in salaries and benefits for the three months ended September 30, 2020 compared to the same period in 2019 was primarily driven by an increase in headcount to support the growth of the business, partially offset by a decrease in bonus expense. The decrease in salaries and benefits for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily driven by a decrease in bonus expense, partially offset by an increase in headcount to support the growth of the business.
Selling, general and administrative
Selling, general and administrative expenses were $36.6 million and $108.4 million for the three and nine months ended September 30, 2020, respectively, an increase of 2% and 12% compared to the same periods in 2019, respectively. The increase was primarily due to expenses incurred to support the growth of our money transfer services, the expansion of new products in both the U.S. and foreign markets, and an increase in additional charges taken to cover anticipated agent receivable defaults as a result of government ordered business closures required to manage the COVID-19 pandemic. As a percentage of revenues, selling, general and administrative expenses were 11.3% and 12.7% for the three and nine months ended September 30, 2020, respectively, compared to 12.8% and 11.9% for the same periods in 2019, respectively.
Goodwill and acquired intangible assets impairment
Due to the economic impacts of the COVID-19 pandemic, the Company recorded an $82.7 million non-cash goodwill impairment charge related to the xe reporting unit during the second quarter of 2020. The non-cash goodwill impairment charge was recorded for xe as a result of declines in the international payments business stemming from economic uncertainty. During the third quarter of 2020, a $1.5 million non-cash acquired intangible asset impairment charge was recorded for xe on previously acquired customer relationship intangible assets due to the discontinuation of trading with certain customers during the quarter.
Depreciation and amortization
Depreciation and amortization expense increased $0.5 million or 6% and $1.3 million or 6% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, depreciation and amortization expense was 2.7% and 3.0% for the three and nine months ended September 30, 2020, respectively, compared to 2.9% and 3.0% for the same periods in 2019, respectively.
Operating income
Money Transfer Segment operating income for the three and nine months ended September 30, 2020 was $47.6 million and $14.7 million, respectively, an increase of $12.0 million or 34% and a decrease of $87.1 million or 86% compared to the operating income in the same periods of 2019, respectively. As a percentage of revenues, operating income was 14.7% and 1.7% for the three and nine months ended September 30, 2020, respectively, compared to 12.7% and 12.5% for the same periods in 2019, respectively. The increases in operating income and operating margin for the three months ended September 30, 2020 compared to the same period in 2019 were primarily driven by the increase in transaction volume, specifically the higher margin transactions for U.S. outbound and international-originated money transfers, partially offset by a non-cash acquired intangible asset impairment charge. The decreases in operating income and operating margin for the nine months ended September 30, 2020 compared to the same period in 2019 were primarily driven by the non-cash goodwill impairment charge and the increase in selling, general and administrative expenses incurred to support the expansion of new products and markets and COVID-19 pandemic related anticipated agent receivables default charges, partially offset by increases in higher margin transactions for U.S. outbound and international-originated money transfers during the third quarter of 2020. Operating income per transaction was $1.54 and $0.17 for the three and nine months ended September 30, 2020, respectively, compared to $1.22 and $1.20 for the same periods in 2019, respectively.
35

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2020 and 2019 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$8,252	$10,675	$(2,423)	(23)%	$23,253	$27,630	$(4,377)	(16)%
Selling, general and administrative	1,595	1,868	(273)	(15)%	6,032	5,731	301	5%
Depreciation and amortization	117	79	38	48%	276	228	48	21%
Total operating expenses	$9,964	$12,622	$(2,658)	(21)%	$29,561	$33,589	$(4,028)	(12)%
Corporate operating expenses
Overall, operating expenses for Corporate Services decreased 21% and 12% for the three and nine months ended September 30, 2020 compared to the same periods in 2019, respectively. The decrease is primarily due to the decrease in salaries and benefits driven by decreases in bonus expense and share based compensation.
36

OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$139	$568	$(429)	(76)%	$867	$1,424	$(557)	(39)%
Interest expense	(9,477)	(9,093)	(384)	4%	(27,594)	(27,321)	(273)	1%
Foreign currency exchange loss, net	(1,368)	(10,967)	9,599	(88)%	(17,679)	(7,880)	(9,799)	124%
Loss on early extinguishment of debt	—	—	—	N/A	—	(9,831)	9,831	N/A
Other gains (losses)	—	—	—	N/A	728	(4)	732	n/m
Other expense, net	$(10,706)	$(19,492)	$8,786	(45)%	$(43,678)	$(43,612)	$(66)	0%
________________
n/m — Not meaningful
Interest income
Interest income decreased $0.4 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Interest expense
Interest expense increased $0.4 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
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
We recorded a net foreign currency exchange loss of $1.4 million and $17.7 million for the three and nine months ended September 30, 2020, respectively compared to $11.0 million and $7.9 million for the same periods in 2019, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE
The Company's effective income tax rate was 27.2% and (55.9)% for the three and nine months ended September 30, 2020, respectively, compared to 21.2% and 26.0% for the three and nine months ended September 30, 2019, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2020 was higher than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first and second quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings. The Company's effective income tax rate for the three and nine months ended September 30, 2019 was higher than the applicable statutory income tax rate of 21% largely because of the application to the Company of the global intangible low-taxed income ("GILTI") tax provision and certain foreign earnings of the Company being subject to higher local statutory income tax rates.

37

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET
Net income attributable to Euronet was $40.2 million for the three months ended September 30, 2020 and the net loss attributable to Euronet was $73.6 million for the nine months ended September 30, 2020, a decrease of $97.4 million and $313.9 million, respectively, compared to the net income in the same periods in 2019. The decrease in net income for the three months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to the $122.6 million decrease in revenues, partially offset by a decrease in net foreign currency exchange losses of $9.6 million and a decrease in income tax expense of $21.9 million. The increase in net loss for the nine months ended September 30, 2020 compared to the net income for the same period in 2019 was primarily attributable to the $280.3 million decrease in revenues, $106.0 million non-cash goodwill and acquired intangible assets impairment charges, and $9.8 million increase in net foreign currency exchange losses, partially offset by a $9.8 million decrease in loss on early retirement of debt and a decrease in income tax expense of $57.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
As of September 30, 2020, we had working capital of $1,216.8 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,284.8 million as of December 31, 2019. The decrease in working capital is primarily due to $239.8 million of share repurchases during the first quarter of 2020, partially offset by operating results for the nine months ended September 30, 2020. Our ratio of current assets to current liabilities was 1.85 and 1.79 at September 30, 2020 and December 31, 2019, respectively.
We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of September 30, 2020, we had $409.7 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash decreased $256.0 million from $665.6 million as of December 31, 2019 to $409.7 million as of September 30, 2020 as a result of the reduction in number of active ATMs as of September 30, 2020 compared to December 31, 2019.
The Company has $1,008.2 million of unrestricted cash as of September 30, 2020 compared to $786.1 million as of December 31, 2019. The increase in cash is primarily due to the transfer of ATM cash to unrestricted cash and cash generated from operations, partially offset by $239.8 million in share repurchases during the first quarter of 2020. Including the $409.7 million of cash in ATMs at September 30, 2020, the Company has access to $1,417.9 million in available cash, and $953.1 million available under the credit facility with no significant long-term debt principal payments until March 2025.
38

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
Liquidity	2020	2019
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$220,416	$364,379
Investing activities	(77,073)	(104,401)
Financing activities	(244,069)	461,632
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	32,042	(57,807)
(Decrease) increase in cash and cash equivalents and restricted cash	$(68,684)	$663,803

Operating activity cash flow
Cash flows provided by operating activities were $220.4 million for the nine months ended September 30, 2020 compared to $364.4 million for the same period in 2019. The decrease in operating cash flows was primarily due to the decrease in net income, partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.
Investing activity cash flow
Cash flows used in investing activities were $77.1 million for nine months ended September 30, 2020 compared to $104.4 million for the same period in 2019. We used $71.4 million for purchases of property and equipment for the nine months ended September 30, 2020 compared to $100.4 million for the same period in 2019. The decrease in purchases of property and equipment is primarily driven by the COVID-19 related impacts to the EFT segment. Cash used for software development and other investing activities totaled $5.7 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Financing activity cash flow
Cash flows used in financing activities were $244.1 million for the nine months ended September 30, 2020 compared to cash flows provided by financing activities of $461.6 million for the same period in 2019. Our borrowing activities for the nine months ended September 30, 2020 consisted of cash outflows of $5.0 million compared to net borrowings of $514.2 million for the same period in 2019. The decrease in net borrowings for the nine months ended September 30, 2020 compared to the same period in 2019 was the result of the issuance of $1,194.9 million of Convertible Notes and Senior Notes during the nine months ended September 30, 2019 which were used to fund the operating cash of our IAD networks, repay revolving credit facility borrowings and repurchase a portion of existing convertible notes. We repurchased $240.8 million and $37.3 million of our common stock during the nine months ended September 30, 2020 and 2019, respectively. Of the $240.8 million repurchased shares, $239.8 million of Euronet Common Stock was repurchased under our repurchase program. We received proceeds of $6.6 million and $8.3 million during the nine months ended September 30, 2020 and 2019, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
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
As of September 30, 2020, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of September 30, 2020, we had no borrowings and $46.9 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $953.1 million under the Credit Facility was available for borrowing.
39

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
For the Retired Convertible Notes, in accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion and redemption of the debt during the first half of 2019, representing the difference between the fair value of the Retired Convertible Notes converted and the carrying value of the bonds at the time of conversion.
Senior Notes - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2020, the Company has outstanding €600 million ($703.2 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.9 million and $6.2 million outstanding under these other obligation arrangements as of September 30, 2020 and December 31, 2019, respectively.
Other uses of capital
Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2020 were $71.4 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2020 are currently estimated to range from approximately $100 million to $105 million. The Company has reduced estimated capital expenditures for 2020 due to the COVID-19 pandemic.
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
Share repurchase plan
The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. The Company has repurchased all $375 million of stock under this program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. The Company has repurchased $110.6 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the nine months ended September 30, 2020, the Company repurchased 2.1 million shares under the repurchase programs at a weighted average purchase price of $114.41 for a total value of $239.8 million. Repurchases under either of the current programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.
40

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

OFF BALANCE SHEET ARRANGEMENTS
On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2020, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2020. See also Note 13, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
CONTRACTUAL OBLIGATIONS
As of September 30, 2020, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2019, other than those resulting from changes in the amount of debt outstanding discussed in the Liquidity and Capital Resources section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2020, our total debt outstanding, excluding unamortized debt issuance costs, was $1,152.5 million. Of this amount, $448.3 million, net of debt discounts, or 39% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2020, the fair value of our fixed rate Convertible Notes was $642.6 million, compared to a carrying value of $448.3 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of September 30, 2020 we had no borrowings under our Credit Facility. Additionally, $703.2 million, or 61% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of September 30, 2020, the fair value of our fixed rate Senior Notes was $687.8 million, compared to a carrying value of $703.2 million. The remaining $0.9 million, or 0.1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.
Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.
Foreign currency exchange rate risk
For the nine months ended September 30, 2020, approximately 70% and of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2020, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $95 million to $100 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.
Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $105 million to $110 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.
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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of September 30, 2020, we had foreign currency derivative contracts outstanding with a notional value of $180 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.
For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2020, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.
We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $213 million, primarily in euros.
See Note 9, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Change in Internal Controls
There has been no change in our internal control over financial reporting during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's Common Stock that were purchased by the Company during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
July 1 - July 31, 2020	—	$—	—	$259,362
August 1 - August 31, 2020	—	—	—	$259,362
September 1 - September 30, 2020	—	—	—	$259,362
Total	—	$—	—
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

10.1
Letter Amendment No. 2 dated as of September 17, 2020 to the Credit Agreement dated as of October 17, 2018, as amended by Letter Amendment No. 1 dated as of August 26, 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2020 and incorporated herein by reference).

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
November 2, 2020
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer