Form 10-K
period 2020-12-31
EURONET WORLDWIDE, INC.
filed 2021-02-22
CIK 1029199

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-K

_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.8 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2020.

As of February 19, 2021, the registrant had 52,752,851 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

References in this report to "we," "our," "us," the "Company" and "Euronet" refer to Euronet Worldwide, Inc. and its subsidiaries unless the context indicates otherwise.

Business Overview

General Overview

Euronet is a leading electronic payments processing provider. We offer payment and transaction processing and distribution solutions to financial institutions, agents, retailers, merchants, content providers, and individual consumers. Our primary product offerings include comprehensive automated teller machine ("ATM"), point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services; software solutions and cloud based payment solutions; electronic distribution of electronic payment products; foreign exchange services and international payment services.

Core Business Segments

We operate in the following three segments as of December 31, 2020:

The Electronic Fund Transfer ("EFT") Processing Segment processes transactions for a network of 37,729 ATMs and approximately 340,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion ("DCC"), domestic and international ATM surcharge, advertising, customer relationship management ("CRM"), mobile top-up, bill payment, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. In 2020, the EFT Processing Segment accounted for approximately 19% of Euronet's consolidated revenues.

The epay Segment provides distribution and processing of prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards and services throughout our worldwide distribution network. We operate a network that includes approximately 748,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2020, the epay Segment accounted for approximately 33% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, and IME, and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 464,000 locations. xe is a provider of foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). We offer global account-to-account money transfer services through our websites (www.xe.com and https://transferxe.com) and xe customer service representatives. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium sized businesses. We are one of the largest global money transfer companies measured by revenues and transaction volumes. In 2020, the Money Transfer Segment accounted for approximately 48% of Euronet's consolidated revenues.

Historical Perspective
  1994 - Euronet was established as Euronet Bank Access Kft., a Hungarian limited liability company.
  1997 - Euronet was reorganized in March 1997 in connection with its initial public offering, and at that time, our operating entities became wholly owned subsidiaries of Euronet Services, Inc., a Delaware corporation.
  1998 - In December 1998, we acquired Arkansas Systems, Inc. (now known as "Euronet USA"), a U.S.-based company that produces electronic payment and transaction delivery systems software for retail banks internationally.
  2001 - We changed our name from Euronet Services, Inc. to Euronet Worldwide, Inc. in August 2001.
  2003 - We added a complementary business line through the acquisition of epay Limited (“epay”), which had offices in the U.K. and Australia.
  2007 - We established the Money Transfer Segment after completing the acquisition of Los Angeles-based Ria, one of the largest global money transfer companies measured by revenues and transaction volumes.
  2015 - We completed the acquisition of IME (M) Sdn Bhd ("IME") which provided Euronet with immediate entry into the Asian and Middle East money transfer send markets. We also added a complementary business line through the acquisition of xe Corporation ("xe"), which provides currency-related data and international payment services.
  2019 – REN Ecosystem goes live and the migration of legacy software to the REN Ecosystem begins.
  Current - Euronet conducts business globally, serving customers in approximately 175 countries. As of December 31, 2020, we have 13 transaction processing centers, six in Europe, five in Asia Pacific and two in North America. We also maintain 66 business offices that are located in 43 countries. Our corporate offices are located in Leawood, Kansas, USA.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS DCC, domestic and international surcharge, advertising, CRM, prepaid mobile top-up, bill payment, money transfer, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand-alone products. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

Sources of Revenues

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges and margins earned on DCC transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily service financial institutions across Europe, the Middle East, Asia Pacific, and the United States. As of December 31, 2020, we operated 37,729 ATMs compared to 46,070 at December 31, 2019. The decrease was largely due to temporary closures of ATMs in response to the COVID-19 pandemic.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, DCC transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 11.7% as indicated in the following table:

(in millions)	2016	2017	2018	2019	2020
EFT Processing Segment transactions per year	1,885	2,352	2,721	3,052	3,275

The increase in transactions for 2020 is the result of a significant increase in the volume of lower value, digitally-initiated payment processing transactions for an Asia Pacific customer's bank wallet and e-commerce site.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, and Pakistan. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to financial institutions since 1998 through our Software Solutions unit, an innovative switching software package named "REN", which is hosted in Germany and India, that was released in 2017. The processing centers operate 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to REN.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management solutions to financial institutions, merchants, mobile phone operators and other organizations using our processing centers' electronic financial transaction processing software. Our outsourced management solutions include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit and debit card databases and other financial processing services. These solutions include 24-hour monitoring of each ATM's status and cash condition, managing the cash levels in each ATM, coordinating the cash delivery and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, new outsourced management solutions agreements should provide additional revenue with lower incremental cost.

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

We generally receive fees or earn margin from our customers for six types of ATM transactions:

  Cash withdrawals;
  Cash deposits;
  Balance inquiries;
  Transactions not completed because the relevant card issuer does not give authorization;
  Dynamic currency conversion; and
  Prepaid telecommunication recharges and other electronic content.

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we operate under sponsorship by our own e-money licensed entities. In some markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as "sponsorship agreements") for the acceptance of domestic cards and/or cards bearing international logos, such as Visa® and Mastercard®. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organizations on a stand-in basis. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. The financial institution provides the cash needed to complete transactions on the ATM, but we provide a significant portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

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

Dynamic Currency Conversion

We offer dynamic currency conversion, or DCC, over our IAD networks, ATM networks that we operate on an outsourced basis for financial institutions, and over financial institutions' ATM networks or POS devices as a stand-alone service. DCC is a feature of the underlying ATM or POS transaction that is offered to customers completing transactions using a foreign debit or credit card issued in a country with a currency other than the currency where the ATM or POS is located. The customer is offered a choice between completing the transaction in the local currency or in the customer's home currency via a DCC transaction. If a cardholder chooses to perform a DCC transaction, the acquirer or processor performs the foreign exchange conversion at the time that the funds are delivered at an ATM or the transactions are completed through the POS terminal, which results in a pre-defined amount of the customer's home currency being charged to their card. Alternatively, the customer may have the transaction converted by the card issuing bank, in which the amount of local currency is communicated to the card issuing bank and the card issuing bank makes the conversion to the customer's home currency.

When a customer chooses DCC at an ATM or POS device and Euronet acts as the acquirer or processor, we receive all or a portion of the foreign exchange margin on the conversion of the transaction. On our IAD ATMs, Euronet receives the entire foreign exchange margin. If Euronet is not the acquirer or processor of the transaction, we share the DCC revenue with the sponsor bank. On ATMs or POS devices that are operated for financial institutions, or where we offer DCC as a stand-alone service to financial institutions or merchants, we share the foreign exchange margin. The foreign exchange margin on a DCC transaction increases the amount Euronet earns from the underlying ATM or POS transaction and supports deployment of additional ATMs in new locations.

Other Products and Services

Our network of owned or operated ATMs allows for the sale of additional financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include mobile top-up, fraud management, bill payment, domestic and international surcharge, CRM, foreign remittance payout, cardless payout, banknote recycling, electronic content, ticket and voucher, and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

Euronet offers multinational merchants a Single European Payments Area ("SEPA")-compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in euros, whether between or within national boundaries, under the same basic conditions, rights and obligations, regardless of the location. This single, centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the eurozone, our platform can serve merchants in these countries as well, through our multi-currency functionality.

Software Solutions

We also offer a suite of integrated software solutions for electronic payments and transaction delivery systems. We generate revenues for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.

Our software products are an integral part of the EFT Processing Segment product lines, and our investment in research, development, delivery and customer support reflects our ongoing commitment to an expanded customer base both internally and externally. Our proprietary software is used by our processing centers in the EFT Processing Segment, resulting in cost savings and added value compared to third-party license and maintenance options. Our proprietary software consists of our legacy ITM software, which we have used and sold to financial institutions since 1998 through our Software Solutions unit, and an innovative switching software package named REN that we released in 2017.

We currently operate REN in our processing center to process payments for our own networks in Europe and we are progressively transitioning all our networks globally to REN. The private cloud architecture of REN allows us to simultaneously deploy REN across multiple physical locations. REN is now operated for both internal resources and external customers with the launch of the REN Foundation for Mozambique's National Payments Network in 2020. REN is scalable and will allow us to offer payment and digital solutions to more third parties. In addition to payments processing, REN also supports other digital elements, including card issuing for physical and virtual cards, loyalty services, Know Your Customer compliance, real time settlement, inventory management, risk and fraud management and other services. REN will be used as a platform to connect Euronet assets to offer digital payment solutions, and is currently utilized within the epay and Money Transfer Segments.

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

In recent years, the need for "all-in" services has increased. Banks, particularly smaller banks, are increasingly looking for integrated ATM, POS and card issuing processing and management services. Euronet is well positioned for this opportunity as it can offer a full end-to-end solution to the potential partners.

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

Seasonality

Our EFT Processing business experiences its heaviest demand for cash withdrawals and DCC during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. This seasonality is increased due to our practice of seasonally deactivating ATMs in tourist locations that experience significantly higher traffic during the summer. Seasonally deactivating involves shutting down the ATMs during the slower months and results in lower overall transaction volumes in the EFT Processing Segment during those months. As we have expanded our IAD network in tourist locations, the financial impact of seasonally deactivating has increased, because we continue to bear the expense of seasonally deactivated ATMs even though they do not generate transactions during the slower months.

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of total consolidated revenues. In India, we have contracts with government-owned banks to provide certain ATM driving and transaction switching services and mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India and we provide software services to financial institutions partially owned by government-owned banks. In Austria, Croatia, Cyprus, Czech Republic, Denmark, Egypt, Germany, Hungary, Ireland, Italy, Malta, Poland, Portugal, Romania, Slovakia, Spain, and the United Kingdom, we lease land and other property for certain ATM sites from companies that are majority-owned by the government. In Pakistan, we have a contract with a government-owned bank to provide software support services. In China and Greece, we have contracts with clients and financial institutions that are partially owned by the government.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other electronic content and payment processing services for various prepaid products, cards and services on a network of approximately 748,000 POS terminals across approximately 338,000 retailer locations in Europe, the Middle East, Asia Pacific, the United States and South America. Our processing centers for the epay Segment are located in the U.K., Germany, Italy, and the U.S.

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

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content and from telecommunications service providers for the sale and distribution of prepaid mobile airtime. In 2020, approximately 65% of total revenues and approximately 71% of gross profit for the epay Segment was from electronic content other than prepaid mobile airtime (digital media products).

Customers purchase digital media prepaid content as a gift or for self-use. Content is generally purchased in two ways: (1) directly online from the content provider using an online payment method, or (2) through physical retail stores, online retailers or other electronic channels, including payment wallets, online banking, mobile applications and other sources.

Customers using mobile phones generally pay for usage in one of two ways: (1) through "postpaid" accounts, where usage is billed at the end of each billing period, or (2) through "prepaid" accounts, where customers pay in advance by crediting their accounts prior to usage.

Although mobile phone operators in the U.S. and certain European countries have provided service principally through postpaid accounts, the norm in many other countries in Europe and the rest of the world is to offer wireless service on a prepaid basis.

Prepaid mobile phone credits are generally distributed using personal identification numbers ("PINs"). We distribute PINs in two ways. First, we establish an electronic connection to the mobile operator and the retailer. When the sale to a customer is initiated, the terminal requests the PIN from the mobile operator via our transaction processing platform. These transactions obtain the PIN directly from the mobile operator. The customer pays the retailer and the retailer becomes obligated to make settlement to us of the purchased amount of the mobile airtime. We maintain systems that know the amount of mobile top-up sold by the retailer which allows us in turn to bill that retailer for the mobile top-up sold.

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

We expand our distribution networks by signing new contracts with retailers, and in some markets, by acquiring existing networks. We continue to focus on growing our distribution network through independent sales organizations that contract directly with retailers in their network to distribute prepaid mobile airtime or other digital media content from the retailers' POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, gas stations, and other larger scale retailers, where we can negotiate multi-year agreements with the retailers. In addition to the sale of traditional mobile top-up volume described above, we have expanded distribution into digital media products and other value-added services. We have leveraged our existing technology infrastructure to sell digital media products, which have been sold through our traditional retailer network and new retailer networks such as electronic channels. In the U.S., most prepaid digital media content is purchased for gifting; in markets outside the U.S., consumers generally purchase prepaid digital media content for self-use.

epay Products and Services

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions on our international POS network for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store, the retailer's electronic cash register (ECR) system, or web-based POS device that is connected to our network to buy prepaid mobile airtime. The consumer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer's account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator's toll-free number to activate the purchased airtime to the consumer's mobile account.

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

Open Loop Gift Cards

Open loop (network-branded) gift cards are prepaid gift cards associated with an electronic payment network (such as Visa® or Mastercard®) and are honored at multiple, unaffiliated locations (wherever cards from these networks are generally accepted). They are not merchant-specific. We distribute and issue single-use, non-reloadable open loop gift cards carrying the Visa® brand in our retail channels. After the consumer purchases the preloaded value gift card at a retail store location or online, the consumer must call the toll-free number on the back of the card to activate it.

Open Loop Reloadable

We distribute Visa® and Mastercard® issued debit cards provided by Green Dot, NetSpend and other card issuers. We also manage and distribute a proprietary debit card that allows a retailer to issue its own reloadable store-branded card. Open loop reloadable cards have features similar to a bank checking account, including direct deposit, purchasing capability wherever a credit card is accepted, bill payment and ATM access. Fees are charged to consumers for the initial load and reload transactions, monthly account maintenance and other transactions.

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

The number of transactions processed on our POS networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 13.1% as indicated in the following table:

(in millions)	2016	2017	2018	2019	2020
epay processing transactions per year	1,294	1,186	1,149	1,542	2,395

The loss of a high-volume, low-margin customer in the Middle East in 2017 contributed to a decline in processing transactions in 2017 and 2018. The addition of a high-volume, low-margin market in India contributed to an overall increase in processing transactions in 2020.

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

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of total consolidated revenues. epay has a contract for the technology and distribution infrastructure for six state-owned lotteries in Germany. In addition, epay has contracts with Transurban Limited, the largest manager of toll road networks in Australia, Cubic supporting New South Wales Transport ticketing in Australia and with New Zealand Transport Authority, which operates all toll roads in New Zealand. In Germany, Cadooz has a contract with Deutsche Bahn, which is majority owned by the German state. We also have a contract for the processing of mobile airtime with a Saudi company, which is majority owned by the Saudi government. There are no other government contracts in the epay Segment.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, AFEX, and xe. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 464,000 locations and our websites riamoneytransfer.com and online.imeremit.com. Most of our money transfers are originated through sending agents in approximately 43 countries, with money transfer delivery completed in 159 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

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

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 7.2% as indicated in the following table:

(in millions)	2016	2017	2018	2019	2020
Money transfer transactions per year	82.3	92.2	107.6	114.5	116.5

Our sending agent network includes a variety of agents, including Walmart, large/medium size regional retailers, convenience stores, bodegas, multi-service shops and phone centers, which are predominantly found in areas with a large immigrant population. Each Ria money transfer transaction is processed using Euronet's proprietary software system and checked for security, completeness and compliance with federal and state regulations at every step of the process. Senders can track the progress of their transfers through Ria's customer service representatives, and funds are delivered quickly to their beneficiaries via our extensive payout network, which includes large banks and non-bank financial institutions, post offices and large retailers. Our processing centers for the Money Transfer Segment are located in the U.S., the U.K., New Zealand, and Malaysia.

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $54 billion in money transfers in 2020.

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

Money Transfer Products and Services

Money transfer products and services are sold primarily through three channels: at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com, online.imeremit.com, xe.com, and https://transferxe.com (online transactions). In an online transaction, customers send funds, using a bank account or credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

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

Through our Walmart-2-Walmart Money Transfer Service, which allows customers to transfer money to and from Walmart stores in the U.S., our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a significantly lower margin from these transactions than its traditional money transfers; however, the arrangement adds a significant number of transactions to Ria's business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2023. Thereafter, it will automatically renew for one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

Ria money orders are widely recognized and exchanged throughout the United States. Our check cashing services cover payroll and personal checks, cashier checks, tax refund checks, government checks, insurance drafts and money orders. Our bill payment services offer timely posting of customer bills for over 7,000 companies, including electric and gas utilities and telephone/wireless companies. Bill payment services are offered primarily in the U.S.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Austria, Bangladesh, Belarus, Belgium, Benin, Bhutan, Bolivia, Bosnia-Herzegovina, Botswana, Burkina Faso, Burundi, Cameroon, Cape Verde, Chad, China, Costa Rica, Cote d'Ivoire, Cuba, Djibouti, Dominican Republic, Ecuador, Egypt, El Salvador, Eritrea, Ethiopia, Fiji, Gabon, Gambia, Georgia, Ghana, Guatemala, Guinea, Guinea - Bissau, Honduras, India, Indonesia, Italy, Jordan, Kenya, Kyrgyzstan, Laos, Liberia, Madagascar, Malaysia, Mali, Mauritania, Mauritius, Mexico, Moldova, Morocco, Myanmar, Niger, Nigeria, Pakistan, Philippines, Poland, Romania, Rwanda, Saudi Arabia, Serbia, Senegal, Sri Lanka, Suriname, Tanzania, Thailand, Togo, Tunisia, Turkey, Uganda, Ukraine, Uzbekistan, Vietnam, Yemen, Zambia, and Zimbabwe.

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, together with hundreds of smaller registered and unregistered money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Our competition includes The Western Union Company, the leading competitor with revenue approximately two times greater than our revenue. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that compete with traditional money payment services, such as stored-value cards, debit networks, web-based services and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Employees

We had approximately 8,100, 7,700 and 7,100 employees as of December 31, 2020, 2019, and 2018, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2020 and we consider relations with our employees to be good.

Government Regulation

As discussed below, many of our business activities are subject to regulation in our current markets. In the Money Transfer Segment, we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states and foreign governments. These include international, federal and state anti-money laundering and sanctions laws and regulations, money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services through retail agents, Company owned stores or online. For more discussion, see Item 1A - Risk Factors.

Any further expansion of our activity into areas that are qualified as "financial activity" under local legislation may subject us to licensing and we may be required to comply with various conditions to obtain such licenses. Moreover, the interpretations of bank regulatory authorities as to the activity we currently conduct might change in the future. We monitor our business for compliance with applicable laws or regulations regarding financial activities.

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products, are regulated payment services requiring a license under the Second Payment Services Directive, or PSD2, which replaced the Payment Services Directive, or PSD, effective January 13, 2018. Key changes made by PSD2 include: creation of two new payment service types, extension of PSD rules on transparency to additional transactions not previously covered by PSD; enhanced cooperation and information exchange between authorities in the context of authorization and supervision of payment institutions and electronic money institutions; and increased obligations around the management of operational and security risk and the notification of incidents, increased obligations relating to complaints handling and additional requirements regarding payment security.  PSD2 as implemented in some member states also resulted in some of our European licensed institutions needing to go through a re-authorisation process.

PSD2 requires a license to perform certain defined "payment services" in a European Economic Area (“EEA”) Member State and such license may be extended throughout other Member States of the EEA through passporting of the license (either on a freedom of service or freedom of establishment basis). Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. Traditionally, we passported our U.K., German and Spanish payment services authorizations to several Member States. As a result of Brexit, our U.K, payment institution is no longer capable of passporting its license in to the EEA and the relevant EEA business was transferred to our other licenses prior to the end of the Brexit transition period. Additionally, in the U.K., we have obtained an e-money license. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD2 licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls. Prior to the end of the Brexit transition period, our e-money license was passported into over twenty-five EEA Member States. As a result of Brexit, we have restructured the regulated services provided by our U.K. e-money institution in the EEA Member States and transitioned them to our other payment service licenses that can still operate in the EEA. The e-money institution will continue to operate in the U.K. unchanged.

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

Money transmitters, issuers of payment instruments and their agents are required to comply with U.S. federal, state and/or foreign anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state and foreign national regulators who license us, the Office of Foreign Assets Control ("OFAC"), the Bank Secrecy Act as amended by the USA PATRIOT ("BSA"), the Financial Crimes Enforcement Network ("FINCEN"), as well as any existing or future regulations that impact any aspect of our money transfer business.

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

Escheat Regulations

Our Money Transfer Segment is subject to the unclaimed or abandoned property (i.e., "escheat") regulations of the United States and certain foreign countries in which we operate. These laws require us to turn over property held by Euronet on behalf of others remaining unclaimed after specified periods of time (i.e., "dormancy" or "escheat" periods). Such abandoned property is generally attributable to the failure of beneficiary parties to claim money transfers or the failure to negotiate money orders, a form of payment instrument. We have policies and programs in place to help us monitor the required information relating to each money transfer or payment instrument for possible eventual reporting to the jurisdiction from which the order was originally received. In the U.S., reporting of unclaimed property by money service companies is performed annually, generally with a due date of on or before November 1. State banking department regulators will typically include a review of Euronet escheat procedures and related filings as part of their examination protocol.

Privacy and Information Security Regulations

Our operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act ("GLBA") and various state laws including California Consumer Privacy Act ("CCPA"), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Laws in other countries include the E.U.'s General Data Protection Regulation (2016/679) ("GDPR"), which became effective from May 25, 2018, as well as the laws of other countries.

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

We comply with the GLBA and state privacy provisions. In July 2020, the European Court of Justice invalidated the EU-US Privacy Shield as a lawful mechanism for transferring personal data to the US as a result of concerns related to surveillance by law enforcement agencies and a lack of judicial redress by individuals in the EU (known as the "Schrems II" decision). Despite the July 2020 ruling of the European Court of Justice, we believe we remain in compliance with E.U. regulations regarding the transfer of personal data to the United States and other jurisdictions.

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

Sanctions Compliance

In addition to anti-money laundering laws and regulations, our products and services are subject to economic and trade sanctions laws and regulations promulgated by OFAC and other jurisdictions in which our products and services are offered.  The sanctions laws and regulations prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. These sanctions laws and regulations require screening of transactions against government watch-lists, including but not limited to, the watch-lists maintained by OFAC, and include transactional and other reporting to government agencies.

Compliance Policies and Programs

We have developed risk-based policies and programs to comply with existing and new laws, regulations and other requirements outlined above, including having dedicated compliance personnel, training programs, automated monitoring systems and support functions for our offices and agents. To assist in managing and monitoring our money laundering and terrorist financing risks, we continue to have our compliance programs, in many countries, independently examined on an annual basis. In addition, we continue to enhance our anti-money laundering and counter-terrorist financing compliance policy, procedures and monitoring systems, as well as our consumer protection policies and procedures.

Intellectual Property

Each of our three operating segments utilizes intellectual property which is protected in varying degrees by a combination of trademark, patent and copyright laws, as well as trade secret protection, license and confidentiality agreements.

The brand names of "Ria," "Ria Financial Services," "Ria Envia," "xe," "AFEX," "IME," derivations of those brand names and certain other brand names are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

With respect to our EFT Processing Segment, we have registered or applied for registration of our trademarks, including the names "Euronet" and "Bankomat" and/or our blue diamond logo, as well as other trade names in most markets in which these trademarks are used. Certain trademark authorities have notified us that they consider these trademarks to be generic and, therefore, not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets, but it would prevent us from stopping other parties from using it in competition with Euronet. We have registered the "Euronet" trademark in the class of ATM machines in Germany, the U.K. and certain other Western European countries. We have filed pending applications and/or obtained patents for a number of our new software products and our processing technology, including certain top-up services and DCC services.

With respect to our epay Segment, we maintain registered trademarks for the "epay" brand and logo in the U.S., U.K., E.U. (through a Community Trademark application, which provides enforceability of the epay trademark in all member states of the European Union), Brazil, Australia and New Zealand. We have filed trademark applications for the “epay” brand in India and Singapore.  The trademark applications in both countries are still pending.

Additionally, we have filed a trademark application for the “epay” brand with the Madrid Protocol, which, if granted, will simplify the process to extending the international protection of the epay trademark.  We cannot be certain that we are entitled to use the epay trademark in any markets other than those in which we have registered the trademark; however, before entering new markets, we conduct searches to understand our usage rights.  We have filed patent applications for certain POS top-up and other epay technology. Certain patents have been granted while others have been refused or are still pending. We also hold a patent license covering certain of epay's operations in the U.S.

Technology in the areas in which we operate is developing very rapidly, and we are aware that many other companies have filed patent applications for products, processes and services similar to those we provide. The procedures of the U.S. patent office make it difficult for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. Moreover, many "process patents" have been filed in the U.S. over recent years covering processes that are in wide use in the money transfer, EFT and prepaid processing industries. If any of these patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain additional licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as of February 19, 2021 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	64	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	63	November 2002	Executive Vice President - Chief Financial Officer
Scott D. Claassen	54	May 2020	General Counsel and Secretary
Kevin J. Caponecchi	54	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	50	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	57	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	45	January 2014	Senior Vice President - Chief Technology Officer

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

SCOTT D. CLAASSEN, General Counsel and Secretary. Mr. Claassen has been General Counsel and Secretary of Euronet since joining the Company in May 2020. Prior to this, he practiced corporate law with Stinson LLP and Shook, Hardy and Bacon LLP.  He is a member of the Missouri bar. He received a B.S. in Agriculture from Kansas State University, an MBA from the University of Kansas and a law degree from Harvard Law School.

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

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our Website at www.euronetworldwide.com in the "For Investors" section under "Corporate Governance / Documents and Charters".

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

GOVERNMENT AND REGULATION

Because we are a multinational company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to a broad array of local legal and regulatory requirements which could adversely affect our operations.

Operating outside of the U.S. creates difficulties associated with our international operations, as well as complying with local legal and regulatory requirements. We operate financial transaction processing networks that offer new products and services to customers, and the laws and regulations in the markets in which we operate evolve and are subject to rapid change. Although we have knowledgeable local staff in countries in which we deem it appropriate, we cannot assure you that we will continue to be found to be operating in compliance with all applicable customs, currency exchange control, data protection, anti-money laundering, sanctions, employment, transfer pricing and other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.

For our epay Segment, as we continue to expand our electronic payment product offerings, certain of those products may become regulated by state, federal or foreign laws, rules and regulations, including the U.S. CFPB. New product offerings may be considered to be money transfer related products which would require licensure for entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected. Further, if regulations regarding the expiration of gift vouchers change in the countries where we offer them, the revenue epay recognizes from unredeemed vouchers may be negatively affected.

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

Additionally, the evolving regulatory environment may change the competitive landscape across various jurisdictions and adversely affect our financial results. If governments implement new laws or regulations, or organizations such as Visa® and Mastercard® issue new rules, that effectively limit our ability to provide DCC or set fees and/or foreign currency exchange spreads, then our business, financial condition and results of operations could be materially and adversely affected. In addition, changes in regulatory interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties and such changes may be replicated across multiple jurisdictions.

In March 2018, the E.U. proposed additional regulations on cross border transactions within the E.U., including specific regulations on DCC. In December 2018, the European Commission, European Council and European Parliament agreed to legislation that requires disclosure of foreign exchange margins applicable to DCC transactions and eventual comparability between foreign exchange rates offered by DCC providers and bank card issuers. The new legislation went into effect in April 2020.  Such regulation could materially and adversely impact our financial results, by reducing the number of DCC transactions performed over our networks and the level of profit we generate from such transactions.

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

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our products and services.

Additionally, as a result of economic downturns, tax receipts have decreased and/or government spending has increased in many of the countries in which we operate. Consequently, governments may increase tax rates or implement new taxes in order to compensate for gaps between tax revenues and expenditures. Governments may prohibit or restrict the use of certain legal structures designed to minimize taxes. Any such tax increases, whether borne by us or our customers, could negatively impact our operating results or the demand for our products and services.

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

Both U.S. and foreign regulators have become increasingly aggressive in the enforcement of the various regulatory regimes applicable to our businesses and the imposition of fines and penalties in the event of violations. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the USA PATRIOT Act, the Dodd-Frank Act and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenues and earnings. Anti-money laundering, sanctions, and consumer protection regulations require us to be responsible for the compliance by agents with such regulations. Although we have training and compliance programs in place, we cannot be certain our agents will comply with such regulations and we may be held responsible for their failure to comply, resulting in fines and penalties. Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services. Our expansion into new markets is dependent upon our ability to successfully apply our existing technology or to develop new applications to satisfy market demand. We may not have adequate financial and technological resources to expand our distribution channels and product applications to satisfy these demands, which may have an adverse impact on our ability to achieve expected growth in revenues and earnings.

SUPPLY CHAIN AND THIRD PARTIES

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

Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases, we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa® or Mastercard®) or national transaction processing switching networks. If a bankcard issuer fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such associations or switching networks to enforce our right of settlement against such associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions and adversely affect our business. Moreover, international card associations and issuers of their cards (and, in the case of Visa, member banks) have the ability to change or apply their rules in ways that could negatively impact our business. As an example, DCC is not permitted on certain cards in certain geographic territories, and the scope of such restrictions could be extended. Any such change or application of the rules of international card associations could materially and adversely affect our business.

We could incur substantial losses if one of the third party depository institutions or financial institutions we use in our operations were to fail.

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

Under the laws of some countries, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution outside of the E.U. we are required to have a ''sponsor'' bank to conduct ATM operations in those countries. In addition, in all of our non-E.U. markets, the rules governing national transaction switching networks owned or operated by banks, and other international financial transaction switching networks operated by organizations such as Citibank, Visa® and Mastercard®, require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in many of our markets depends on our ability to secure these ''sponsor'' arrangements with financial institutions.

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2020, the amount of cash used in our ATM networks under these supply agreements was approximately $616.3 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

CORPORATE GROWTH STRATEGIES

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
  We may assume unanticipated liabilities and contingencies; or
  Our acquisition targets could fail to perform in accordance with our expectations at the time of purchase.

Future acquisitions may be effected through the issuance of our common stock or securities convertible into our common stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our common stock. Certain factors on which our ability to expand each of our divisions is dependent are set forth at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Opportunities and Challenges. If any of such factors impede our ability to expand our businesses, our results of operations and financial condition could be materially and adversely affected.

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

If consumer confidence in our business or brands declines, our business may be adversely affected.

Our business relies on customer confidence in our brands and our ability to provide efficient and reliable products and services across each of our segments. For our Money Transfer division, a decline in customer confidence in our business or brands, or in traditional money transfer providers as a means to transfer money, may adversely impact transaction volumes which would, in turn, be expected to adversely impact our business and possibly result in recording charges for the impairment of goodwill and/or other long-lived assets.

CAPITAL MARKETS AND ECONOMIC CONDITIONS

The outbreak of COVID-19 (coronavirus) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets and our operations, including the demand for our products and services.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, has had, and could continue to have a negative impact on our operations, reduced consumer demand for our products and services due to reduced consumer traffic in, or closure of, retail and other locations where our products and services are offered, including voluntary or mandatory temporary closures of our facilities or those of our agents or customers; interruptions in our supply chain, which could impact the cost or availability of equipment; disruptions or restrictions on our ability to travel or to market and distribute our products and services; and labor shortages.

For example, the COVID-19 pandemic has resulted in travel restrictions within and between countries, including mandatory quarantine requirements for travelers from certain locations, and varying degrees of “sheltering in-place” and other social distancing orders in most of the countries where we do business.  Among other things, these orders restrict which businesses are allowed to be open and the conditions under which they are allowed to operate.  Although the majority of these orders went into effect at the end of February 2020 and throughout various times in March 2020, new orders continue to be implemented, or reinstated, as the pandemic spreads around the global and new hot spots flare up. These travel restrictions and orders, as well as increased unemployment and general economic uncertainty caused by the pandemic, have negatively impacted our financial results. The EFT operating segment has experienced declines in DCC and surcharge transaction volumes as the factors noted above have reduced these high-margin transactions on our network of ATMs. For the epay and Money Transfer operating segments, the disruption in business of the retailers and agents that offer our services and products may adversely affect their ability to remain in business and/or timely remit payments owed to us.  All of these factors, in turn, may not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.

The extent and potential impact of the COVID-19 outbreak on our operational and financial performance will depend on future developments, including the duration, severity and spread of the virus, the speed and effectiveness of rollouts for vaccines and treatments, actions that may be taken by governmental authorities and the impact on our supply chain, customers, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

Economic cycles may lead us to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our results of operations. Our total assets include approximately $787.7 million, or 16% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. For example, during 2020, we incurred goodwill and acquired intangible asset impairment charges of $106.6 million. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.
27

We have a substantial amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2020, total liabilities were $3,480.8 million, of which $1,437.6 million represents long-term debt obligations, and total assets were $4,926.7 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

CYBER, PHYSICAL ASSET, AND DATA SECURITY

Our business may be adversely affected if recent developments to applicable data protection regulations in the European Union require us to cease the transfer of personal data from the European Union to the United States.

In July 2020, the European Court of Justice invalidated the EU-US Privacy Shield as a lawful mechanism for transferring personal data to the US as a result of concerns related to surveillance by law enforcement agencies and a lack of judicial redress by individuals in the EU (known as the “Schrems II” decision). Euronet has relied on an alternate mechanism of personal data transfer, called the Standard Contractual Clauses (“SCCs”), since the enforcement of GDPR in 2018.  In November 2020, the European Data Protection Board issued a series of recommendations regarding supplementary measures to the SCCs, which Euronet is currently implementing.  Our money transfer business relies on the transfer of personal data of individuals in the EU to the US to enable payment of money remittance transactions to beneficiaries through our correspondent network.  If we are unable to transfer personal data from the EU to the US or other countries where we operate, then it could affect the manner in which we provide our services and adversely affect our financial results.

Because our business is highly dependent on the proper operation of our computer networks and telecommunications connections, significant technical disruptions to these systems would adversely affect our revenues and financial results.

Our business involves the operation and maintenance of sophisticated computer networks and telecommunications connections with financial institutions, mobile phone operators, other content providers, retailers and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware, security breaches and software errors. Any operational problem in our processing centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

We are subject to security breaches of our systems. Any such breach may cause us to incur financial losses, liability, harm to our reputation, litigation, regulatory enforcement actions and limitations on our ability to conduct our businesses.

We capture, transmit, handle and store sensitive information in conducting and managing electronic, financial and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company, including third party vendors or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software, and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM, money transfer and electronic financial transaction networks. Our services and infrastructure are increasingly reliant on the Internet. Computer networks and the Internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks and other means, which are constantly evolving and difficult to detect. Those same parties may also attempt to fraudulently induce employees, customers, vendors, or other users of our systems through phishing schemes or other methods to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed in our SEC filings, we have been the subject of computer security breaches, and we cannot exclude the possibility of additional breaches in the future.

Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may bear the liability. We are insured against various risks, including theft and negligence, but such insurance coverage is subject to deductibles, exclusions and limits that may leave us bearing some or all of any losses arising from security breaches.

We also collect, transfer and retain personal data as part of our money transfer business. These activities are subject to certain privacy laws and regulations in the U.S. and in other jurisdictions where our money transfer services are offered. We maintain technical and operational safeguards designed to comply with applicable legal requirements. Despite these safeguards, there remains a risk that these safeguards could be breached resulting in improper access to, and disclosure of, sensitive customer information. Under state, federal and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Breaches of our security policies or applicable legal requirements resulting in a compromise of customer data could expose us to regulatory enforcement action, subject us to litigation, limit our ability to provide money transfer services and/or cause harm to our reputation.

In addition to electronic fraud issues and breaches of our systems, the possible theft and vandalism of ATMs or cash in the ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism, and to attacks whereby the security of the ATM is breached electronically by transmitting a command to the ATM to dispense cash without a card being present.  We constantly monitor ATM security and take measures to protect our systems from such attacks and other breaches, but we cannot be certain that our measures will be effective against new, rapidly developing methods used by criminal elements. Although we are insured against such risks, deductibles, exclusions or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs or loss of cash due to security breaches of our ATM networks. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.

Failures of third-party service providers we rely upon could lead to financial loss.

We rely on third party service providers to support key portions of our operations. We also rely on third party service providers to provide part or all of certain services we deliver to customers. While we have selected these third-party vendors carefully, we do not control their actions. A failure of these services by a third party could have a material impact upon our delivery of services to customers. Such a failure could lead to damage claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, our customers could be negatively impacted and it could have a material adverse effect on our business.

COMPETITIVE LANDSCAPE

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

GOVERNANCE MATTERS

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
  non-cumulative voting for directors;
  control by our board of directors of the size of our board of directors;
  limitations on the ability of stockholders to call special meetings of stockholders;
  advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings; and
  an exclusive forum bylaw provision for all internal corporate claims.

Additionally, we are authorized to issue up to a total of 90 million shares of common stock, potentially diluting equity ownership of current holders and the share price of our common stock.  We believe that it is necessary to maintain a sufficient number of available authorized shares of our common stock in order to provide us with the flexibility to issue common stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) use in additional stock incentive programs and (iv) other bona fide purposes. Our Board of Directors may issue the available authorized shares of common stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Global Select Market. The issuance of additional shares of common stock may significantly dilute the equity ownership of the current holders of our common stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the common stock.

An additional 8.1 million shares of common stock, representing approximately 15% of the shares outstanding as of December 31, 2020, could be added to our total common stock outstanding through the exercise of options or the issuance of additional shares of our common stock pursuant to existing convertible debt and other agreements. Once issued, these shares of common stock could be traded into the market and result in a decrease in the market price of our common stock.

As of December 31, 2020, we had 4.1 million and 0.5 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our common stock. Of this amount, 1.5 million options are vested and exercisable as of December 31, 2020. Approximately 0.7 million additional shares of our common stock may be issued in connection with our stock incentive and employee stock purchase plans. Accordingly, based on current trading prices of our common stock, approximately 2.0 million shares could potentially be added to our total current common stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 4.6 million total options and restricted stock awards outstanding, an aggregate of 2.0 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

KEY PERSONNEL

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2020, we also have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, and Pakistan. Processing centers we operate for the epay Segment are located in the U.K., Germany, Italy, and the U.S. Our processing centers for the Money Transfer Segment are located in the U.S., the U.K., New Zealand, and Malaysia.

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

Holders

At December 31, 2020, we had 45 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2020, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

Set forth below is a graph comparing the total cumulative return on our Common Stock from December 31, 2015 through December 31, 2020 with the Total Returns Index for U.S. companies traded on the NASDAQ Global Select Market (the "Market Group") and an index group of peer companies, the Total Returns Index for U.S. NASDAQ Financial Stocks (the "Peer Group"). Returns are based on monthly changes in price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the Market Group and the Peer Group was $100 on December 31, 2015.

The following performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be "soliciting material" or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such information by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020

$300
$250
$200
$150
$100
$50
$0

	2015	2016	2017	2018	2019	2020
Euronet Worldwide Inc.	100.00	100.00	116.35	141.35	217.54	200.09
NASDAQ Stock Market (US Companies)	100.00	109.80	141.97	139.65	190.07	273.58
NASDAQ Financial Index	100.00	120.94	136.60	127.81	156.03	166.85

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (U.S. Companies) and CRSP NASDAQ Financial Index, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2021. Used with permission. All rights reserved.

Equity Compensation Plan Information

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Stock Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Stock Repurchases

The Company did not repurchase any shares during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
October 1 - October 31, 2020	—	$—	—	$259,362
November 1 - November 30, 2020	—	—	—	259,362
December 1 - December 31, 2020	—	—	—	259,362
Total	—	$—	—

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

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2020	2019	2018	2017	2016
Income statement data:
Revenues	$2,482,700	$2,750,109	$2,536,629	$2,252,422	$1,958,615
Operating expenses (1)	2,309,057	2,163,171	2,072,694	1,891,395	1,628,313
Depreciation and amortization	127,021	111,744	106,021	95,030	80,529
Operating income (1)	46,622	475,194	357,914	265,997	249,773
Other expenses, net	(38,451)	(41,387)	(62,998)	(9,662)	(16,880)
Income from continuing operations before income taxes	8,171	433,807	294,916	256,335	232,893
Income tax expense	(11,475)	(87,112)	(62,785)	(99,395)	(58,795)
(Loss) income from continuing operations	$(3,304)	$346,695	$232,131	$156,940	$174,098
(Loss) earnings per share from continuing operations:
Basic	$(0.06)	$6.49	$4.52	$2.99	$3.34
Diluted	$(0.06)	$6.31	$4.26	$2.85	$3.23
Balance sheet data (at period end):
Assets	$4,926,711	$4,657,666	$3,321,155	$3,140,029	$2,712,872
Debt obligations, long-term portion	1,437,589	1,090,939	589,782	404,012	561,663
Finance lease obligations, long-term portion	6,174	8,054	8,199	9,753	6,969
Summary network data
Number of operational ATMs at end of period	37,729	46,070	40,354	37,133	33,973
EFT processing transactions during the period (millions)	3,275	3,052	2,721	2,352	1,885
Number of operational prepaid processing POS terminals at end of period (rounded)	748,000	728,000	719,000	683,000	661,000
Prepaid processing transactions during the period (millions)	2,395	1,542	1,149	1,186	1,294
Money transfer transactions during the period (millions)	116.5	114.5	107.6	92.2	82.3

___________________

(1)	The results of 2020, 2018 and 2017 include non-cash charges related to impairment of goodwill and acquired intangible assets of $106.6 million, $7.0 million and $34.1 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

  The EFT Processing Segment, which processes transactions for a network of 37,729 ATMs and approximately 340,000 POS terminals across Europe, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

  The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 748,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

  The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 464,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

Sources of Revenues and Cash Flow

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment's sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 19% of total consolidated revenues for the year ended December 31, 2020, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 33% of total consolidated revenues for the year ended December 31, 2020, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 65% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 48% of total consolidated revenues for the year ended December 31, 2020, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

Corporate Services, Eliminations and Other — In addition to operating in our principal operating segments described above, our "Corporate Services, Eliminations and Other" category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including most share-based compensation expense. These services are not directly identifiable with our reportable operating segments.

Opportunities and Challenges

Our expansion plans and opportunities are focused on eight primary areas:

  increasing the number of ATMs and cash deposit terminals in our independent ATM networks;
  increasing transactions processed on our network of owned and operated ATMs and POS devices;
  signing new outsourced ATM and POS terminal management contracts;
  expanding value added services and other products offered by our EFT Processing Segment, including the sale of DCC, acquiring and other prepaid card services to banks and retailers;
  expanding our epay processing network and portfolio of digital content;
  expanding our money transfer services, cross-currency payments products and bill payment network;
  expanding our cash management solutions and foreign currency risk management services; and
  developing our credit and debit card outsourcing business.

EFT Processing Segment — The continued expansion and development of our EFT Processing Segment business will depend on various factors including, but not limited to, the following:

  the impact of competition by banks and other ATM operators and service providers in our current target markets;
  the demand for our ATM outsourcing services in our current target markets;
  our ability to develop products or services, including value added services, to drive increases in transactions and revenues;
  the expansion of our various business lines in markets where we operate and in new markets;
  our entry into additional card acceptance and ATM management agreements with financial institutions;
  our ability to obtain required licenses in markets we intend to enter or expand services;
  our ability to enter into sponsorship agreements where our licenses are not applicable;
  our ability to enter into and renew ATM network cash supply agreements with financial institutions;
  the availability of financing for expansion;
  our ability to efficiently install ATMs contracted under newly awarded outsourcing agreements;
  our ability to renew existing contracts at profitable rates;
  our ability to maintain pricing at current levels or mitigate price reductions in certain markets;
  the impact of changes in rules imposed by international card organizations such as Visa® and Mastercard® on card transactions on ATMs, including reductions in ATM interchange fees, restrictions on the ability to apply direct access fees, the ability to offer DCC transactions on ATMs, and increases in fees charged on DCC transactions;
  the impact of changes in laws and regulations affecting the profitability of our services, including regulation of DCC transactions by the E.U.;
  the impact of overall market trends on ATM transactions in our current target markets:
  our ability to expand and sign additional customers for the cross-border merchant processing and acquiring business;
  the continued development and implementation of our software products and their ability to interact with other leading products; and
  the impact of government imposed restrictions on travel into countries where we operate ATMs.

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

epay Segment — The continued expansion and development of the epay Segment business will depend on various factors, including, but not limited to, the following:

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
  our market share of the retail distribution capacity;
  the development of new technologies that may compete with POS distribution of prepaid mobile airtime and other products;
  the level of commission that is paid to the various intermediaries in the electronic payment distribution chain;
  our ability to fully recover monies collected by retailers;
  our ability to add new and differentiated products in addition to those offered by mobile operators;
  our ability to develop and effectively market additional value added services;
  our ability to take advantage of cross-selling opportunities with our EFT Processing and Money Transfer Segments, including providing money transfer services through our distribution network;
  the availability of financing for further expansion; and
  the impact of government imposed restrictions on retailers with whom we partner.

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

Money Transfer Segment — The continued expansion and development of our Money Transfer Segment business will depend on various factors, including, but not limited to, the following:
  the continued growth in worker migration and employment opportunities;
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
  our ability to maintain our agent and correspondent networks;
  our ability to offer our products and services or develop new products and services at competitive prices to drive increases in transactions;
  the development of new technologies that may compete with our money transfer network, and our ability to acquire, develop and implement new technologies;
  the expansion of our services in markets where we operate and in new markets;
  our ability to strengthen our brands;
  our ability to fund working capital requirements;
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
  the availability of financing for further expansion;
  the ability to maintain banking relationships necessary for us to service our customers;
  our ability to successfully expand our agent network in Europe using our payment institution licenses under the Second Payment Services Directive ("PSD2") and using our various licenses in the United States;
  our ability to provide additional value-added products under the xe brand; and
  the impact of government imposed restrictions on our network of agents and correspondents.

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of travel restrictions and shelter-in-place and other social distancing orders in most of the countries where the Company operates during the year ended December 31, 2020. Although the majority of these orders went into effect in late February 2020 or early March 2020, new orders continue to be implemented, or reinstated, as the pandemic spreads around the globe and there is a resurgence of infections. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where the Company has a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic.

In response to the COVID-19 pandemic driven impacts, the Company implemented several key measures to offset the impact across the business, including renegotiating certain third party contracts, reducing travel, decreasing capital expenditures, and expanding ATM seasonal deactivations (placing them in dormancy status, terminating, or re-negotiating) in more sites and more markets.

Segment Revenues and Operating Income For The Years Ended December 31, 2020 and 2019

	Revenues		Operating Income (Expense)
(in thousands)	2020	2019	2020	2019
EFT Processing	$468,726	$888,712	$(66,711)	$296,640
epay	835,517	769,329	96,678	89,204
Money Transfer	1,183,849	1,096,226	59,709	134,790
Total	2,488,092	2,754,267	89,676	520,634
Corporate services, eliminations and other	(5,392)	(4,158)	(43,054)	(45,440)
Total	$2,482,700	$2,750,109	$46,622	$475,194

Summary

Our annual consolidated revenues decreased by 10% for 2020 compared to 2019. The decrease in revenues for 2020 was primarily due to a decrease in the number of ATMs under management, along with a decrease in demand for DCC, domestic and international surcharge and other value added services in our EFT Processing Segment, partially offset by growth in the number of money transfers processed by the core Ria business and the number of transactions processed by our epay subsidiaries.

The decrease in operating income for 2020 was primarily due to the decrease in ATMs under management, along with the decrease in demand for DCC, domestic and international surcharge, other value added services and the $106.6 million non-cash impairment of goodwill and acquired intangible assets, partially offset by the increase in the number of money transfer transactions processed, and the increase in the number of transactions processed for epay.

Net loss attributable to Euronet for 2020 was $3.4 million, or $0.06 per diluted share and net income attributable to Euronet for 2019 was $346.7 million, or $6.31 per diluted share.

Impact of changes in foreign currency exchange rates

Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2020 consolidated operating income was approximately 7% higher due to changes in foreign currency exchange rates when compared to 2019. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2020 and 2019, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2020 Increase (Decrease) Percent
Currency	2020	2019
Australian dollar	$0.6904	$0.6954	(1)%
British pound	$1.2835	$1.2771	1%
euro	$1.1412	$1.1194	2%
Hungarian forint	$0.0033	$0.0034	(3)%
Indian rupee	$0.0135	$0.0142	(5)%
Malaysian ringgit	$0.2383	$0.2416	(1)%
New Zealand dollar	$0.6504	$0.6591	(1)%
Polish zloty	$0.2571	$0.2606	(1)%

Comparison of Operating Results For The Years Ended December 31, 2020 and 2019 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$468,726	$888,712	$(419,986)	(47)%
Operating expenses:
Direct operating costs	302,637	397,132	(94,495)	(24)%
Salaries and benefits	91,526	87,603	3,923	4%
Selling, general and administrative	35,388	35,518	(130)	(0)%
Goodwill and acquired intangible assets impairment	21,861	—	21,861	n/m
Depreciation and amortization	84,025	71,819	12,206	17%
Total operating expenses	535,437	592,072	(56,635)	(10)%
Operating (loss) income	$(66,711)	$296,640	$(363,351)	(122)%
Transactions processed (millions)	3,275	3,052	223	7%
ATMs in service as of December 31	37,729	46,070	(8,341)	(18)%
Average ATMs in service during the year	42,126	44,756	(2,630)	(6)%

____________________

n/m — Not meaningful.

Revenues

EFT Processing Segment total revenues were $468.7 million for 2020, a decrease of $420.0 million or 47% compared to 2019. Total revenues for 2020 decreased due to the impact of fewer active ATMs and fewer high-margin cross-border transactions (DCC), related to COVID-19 pandemic-driven government-imposed border and business closures and shelter-in-place orders. The government imposed border and business closures and shelter-in-place orders were in effect for the majority of 2020. These closures resulted in a decrease in revenues for 2020 compared to 2019. Foreign currency movements decreased total revenues by approximately $1.0 million for 2020 compared to 2019.

Average monthly revenues per ATM decreased to $927 for 2020 compared to $1,655 for 2019. Revenues per transaction decreased to $0.14 for 2020 compared to $0.29 for 2019. The decreases in average monthly revenues per ATM and revenue per transaction were attributable to the decreases in DCC and surcharge transactions, which earn higher revenues per transaction than other ATM or card-based services. The decrease in DCC transactions was due to the decline in tourism throughout Europe driven by the border and business closures during 2020.

Direct operating costs

EFT Processing Segment direct operating costs were $302.6 million for 2020, a decrease of $94.5 million or 24% compared to 2019. Direct operating costs in the EFT Processing Segment consist primarily of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers' facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. The decrease in direct operating costs was primarily due to the decrease in the number of ATMs under management, renegotiated and reduced site rental fees, and reduced operating costs for ATM's seasonally deactivated during COVID-19 pandemic imposed restrictions. Foreign currency movements decreased direct operating costs by approximately $1.0 million for 2020 compared to 2019.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $166.1 million for 2020, a decrease of $325.5 million or 66% compared to $491.6 million for 2019. Gross profit as a percentage of revenues ("gross margin") decreased to 35.4% for 2020 compared to 55.3% for 2019. The decrease in gross profit and gross margin was attributable to decreases in DCC and domestic and international surcharge transactions.

Salaries and benefits

Salaries and benefits expenses were $91.5 million for 2020, an increase $3.9 million or 4% compared to 2019. The increase in salaries and benefits was primarily attributable to additional headcount to support expansion in the United States and long-term growth strategy, partially offset by a decrease in bonus expense. The border and business closures and shelter-in-place orders that took effect in late February 2020 and March 2020 in response to the COVID-19 pandemic reduced transaction volumes and revenues through the end of 2020. High-margin cross-border transactions and revenues for 2020 decreased compared to 2019 as a result. However, human resources to support actual and planned growth were added throughout 2019 as well as the early part of 2020 before the COVID-19 pandemic took effect.  As a percentage of revenues, these expenses increased to 19.5% for 2020 compared to 9.9% for 2019. The Company made a decision to retain its employees during the pandemic.

Selling, general and administrative

Selling, general and administrative expenses were $35.4 million for 2020, a decrease of $0.1 million or flat compared to 2019. As a percentage of revenues these expenses increased to 7.5% for 2020 compared to 4.0% for 2019. The increase was primarily due to an increase in bad debt expense, partially offset by a decrease in travel related expenses.

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

Depreciation and amortization

Depreciation and amortization expenses were $84.0 million for 2020, an increase of $12.2 million or 17% compared to 2019. The increase was primarily attributable to the deployment of additional ATMs (and subsequent seasonal deactivation) and software assets. As a percentage of revenues these expenses increased to 17.9% for 2020 compared to 8.1% for 2019.

Operating (loss) income

EFT Processing Segment operating loss was $66.7 million for 2020, a decrease of $363.4 million or 122% compared to 2019 operating income. Operating loss as a percentage of revenues ("operating margin") was (14.2%) for 2020 compared to operating income as a percentage of revenues of 33.4% for 2019 and operating loss per transaction was ($0.02) for 2020 compared to operating income per transaction of $0.10 for 2019. The decreases in operating income, operating margin, and operating income per transaction were primarily due to the decrease in revenues for 2020 compared to 2019 and the non-cash goodwill impairment charges. Beginning in late February 2020 and throughout December 2020, high margin cross-border transactions (DCC) decreased throughout Europe due to the COVID-19 pandemic driven government imposed border and business closures and shelter-in-place orders.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Year-over-Year Change
			Increase (Decrease) Amount	Increase (Decrease) Percent
(dollar amounts in thousands)	2020	2019
Total revenues	$835,517	$769,329	$66,188	9%
Operating expenses:
Direct operating costs	630,391	576,757	53,634	9%
Salaries and benefits	64,769	61,540	3,229	5%
Selling, general and administrative	35,789	35,054	735	2%
Depreciation and amortization	7,890	6,774	1,116	16%
Total operating expenses	738,839	680,125	58,714	9%
Operating income	$96,678	$89,204	$7,474	8%
Transactions processed (billions)	2.40	1.54	0.86	56%

Revenues

epay Segment total revenues were $835.5 million for 2020, an increase of $66.2 million or 9% compared to 2019. Revenue was higher by approximately $10 million related to a temporary increase in available margin provided by a mobile operator which was entirely passed on to the retailer. The remaining increase in total revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth. Foreign currency movements increased total revenues by approximately $0.5 million for 2020 compared to 2019. The epay segment was impacted by COVID-19 pandemic-driven government-imposed shelter-in-place orders and business closures, primarily at retail outlets, which were partially offset by increases in digital media offerings in Asia.

Revenues per transaction decreased to $0.35 for 2020 compared to $0.50 for 2019. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $630.4 million for 2020, an increase of $53.6 million or 9% compared to 2019. Direct operating costs in our epay Segment include the commissions we pay to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in transaction volumes for the large volume of low-value mobile top-up and digital transactions. Foreign currency movements decreased direct operating costs by approximately $0.3 million for 2020 compared to 2019.

Gross profit

Gross profit was $205.1 million for 2020, an increase of $12.5 million or 6% compared to $192.6 million for 2019. Gross margin decreased to 24.6% for 2020 compared to 25.0% for 2019. The increase in gross profit and the decrease in gross margin is driven by the increase in transaction volumes processed in regions where we generally earn lower revenues per transaction.

Salaries and benefits

Salaries and benefits expenses were $64.8 million for 2020, an increase of $3.2 million or 5% compared to 2019. The increase in salaries and benefits was driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses decreased to 7.8% for 2020 compared to 8.0% for 2019.

Selling, general and administrative

Selling, general and administrative expenses were $35.8 million for 2020, an increase of $0.7 million or 2% compared to 2019. The increase in selling, general and administrative expenses was driven by maintenance costs in hardware and software to operate the business, partially offset by a decrease in travel related expenses. As a percentage of revenues, these expenses decreased to 4.3% for 2020 compared to 4.6% for 2019.

Depreciation and amortization

Depreciation and amortization expenses were $7.9 million for 2020, an increase of $1.1 million or 16% compared to 2019. Depreciation and amortization expenses primarily represent depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. The increase is primarily due to the addition of POS terminals and software assets. As a percentage of revenues, these expenses were flat at 0.9% for both 2020 and 2019.

Operating income

epay Segment operating income was $96.7 million for 2020, an increase of $7.5 million or 8% compared to 2019. Operating margin was 11.6% for both 2020 and 2019 and operating income per transaction was $0.04 for 2020 compared to $0.06 for 2019. The increase in operating income and consistent operating margin was primarily due to an increase in the number of higher-margin digital media transactions and the decrease in operating income per transaction was driven by transactions processed in a region where we generally earn lower revenues per transaction.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,183,849	$1,096,226	$87,623	8%
Operating expenses:
Direct operating costs	649,033	586,730	62,303	11%
Salaries and benefits	213,511	208,792	4,719	2%
Selling, general and administrative	142,161	133,068	9,093	7%
Goodwill and acquired intangible assets impairment	84,741	—	84,741	n/m
Depreciation and amortization	34,694	32,846	1,848	6%
Total operating expenses	1,124,140	961,436	162,704	17%
Operating income	$59,709	$134,790	$(75,081)	(56)%
Transactions processed (millions)	116.5	114.5	2.0	2%

____________________

n/m — Not meaningful.

Revenues

Money Transfer Segment total revenues were $1,183.8 million for 2020, an increase of $87.6 million or 8% compared to 2019. The increase in revenue was primarily due to increases in U.S. outbound and international-originated money transfers, partially offset by a decrease in the U.S. domestic business. Foreign currency movements increased total revenues by approximately $7.2 million for 2020 compared to 2019.

Revenues per transaction increased to $10.16 for 2020 compared to $9.57 for 2019. The increase in revenues per transaction was primarily driven by the shift in the proportion of domestic to international transfers. We earn higher revenue per transaction on international remittances.

Direct operating costs

Money Transfer Segment direct operating costs were $649.0 million for 2020, an increase of $62.3 million or 11% compared to 2019. Direct operating costs in the Money Transfer Segment primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers' destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due the increase in the number of U.S. outbound and international-originated money transfer transactions, partially offset by the impact of the U.S. dollar strengthening against key foreign currencies. Foreign currency movements increased direct operating costs by approximately $4.3 million for 2020 compared to 2019.

Gross profit

Gross profit was $534.8 million for 2020, an increase of $25.3 million or 5% compared to $509.5 million for 2019. Gross margin decreased to 45.2% for 2020 compared to 46.5% for 2019. The increase in gross profit was primarily due to increases in U.S. outbound and international-originated money transfers.

Salaries and benefits

Salaries and benefits expenses were $213.5 million for 2020, an increase of $4.7 million or 2% compared to 2019. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business, partially offset by a decrease in bonus expense. As a percentage of revenues, these expenses decreased to 18.0% for 2020 compared to 19.0% for 2019.

Selling, general and administrative

Selling, general and administrative expenses were $142.2 million for 2020, an increase of $9.1 million or 7% compared to 2019. The increase was primarily due to expenses incurred to support the growth of our money transfer services, the expansion of new products and services in both the U.S. and foreign markets, and an increase in bad debt expense, partially offset by a decrease in travel related expenses. As a percentage of revenues, these expenses decreased to 12.0% for 2020 compared to 12.1% for 2019.

Goodwill and acquired intangible assets impairment

Due to the economic impacts of the COVID-19 pandemic, the Company recorded an $82.7 million non-cash goodwill impairment charge related to the xe reporting unit during the second quarter of 2020. The non-cash goodwill impairment charge was recorded for xe as a result of declines in the international payments business stemming from economic uncertainty. During the second half of 2020, a $2.0 million non-cash acquired intangible asset impairment charge was recorded for xe on previously acquired customer relationship intangible assets due to the discontinuation of trading with certain customers during 2020.
49

Depreciation and amortization

Depreciation and amortization expenses were $34.7 million for 2020, an increase of $1.8 million or 6% compared to 2019. Depreciation and amortization expenses primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. The increase is primarily due to investments made to support the growth in the business. As a percentage of revenues, these expenses decreased to 2.9% for 2020 compared to 3.0% for 2019.

Operating income

Money Transfer Segment operating income was $59.7 million for 2020, a decrease of $75.1 million or 56% compared to 2019. Operating margin decreased to 5.0% for 2020 compared to 12.3% for 2019 and operating income per transaction decreased to $0.51 for 2020 compared to $1.18 for 2019. The decreases in operating income and operating margin were primarily driven by the non-cash goodwill impairment charge and the increase in selling, general and administrative expenses incurred to support the expansion of new products and markets, partially offset by increases in higher margin transactions for U.S. outbound and international-originated money transfers during the third and fourth quarter of 2020.

Corporate Services

The following table summarizes the results of operations for Corporate Services for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$34,336	$36,809	$(2,473)	(7)%
Selling, general and administrative	8,306	8,326	(20)	(0)%
Depreciation and amortization	412	305	107	35%
Total operating expenses	$43,054	$45,440	$(2,386)	(5)%

Corporate operating expenses

Total Corporate operating expenses were $43.1 million for 2020, a decrease of $2.4 million or 5% compared to 2019. The decrease is attributable to a decrease in bonus expense.

Other Expense, Net

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2020	2019	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$1,040	$1,969	$(929)	(47)%
Interest expense	(36,604)	(36,237)	(367)	1%
Other gains, net	869	(9,820)	10,689	(109)%
Foreign currency exchange (loss) gain, net	(3,756)	2,701	(6,457)	(239)%
Other expense, net	$(38,451)	$(41,387)	$2,936	(7)%

Other gains, net

In 2019, the Company provided a notice of redemption on the outstanding Retired Convertible Notes. Prior to the redemption date, approximately $352.4 million principal amount of the Retired Convertible Notes was submitted for conversion for the remainder. The Company settled the principal amount with cash and issuing shares of common stock valued at $147.24 per share. In accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion of those Restricted Convertible Notes and the redemption of the remaining Retired Convertible Notes, representing the difference between the fair value of the Retired Convertible Notes and the carrying value of the Retired Convertible Notes at the time of conversion and redemption.

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

We recorded a net foreign currency exchange loss of $3.8 million for 2020 and a net foreign currency exchange gain of $2.7 million in 2019. These realized and unrealized foreign currency exchange losses and gains reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2020	2019
Income before income taxes	$8,171	$433,807
Income tax expense	(11,475)	(87,112)
Net income	$(3,304)	$346,695
Effective income tax rate	140.4%	20.1%
Income before income taxes	$8,171	$433,807
Adjust: Goodwill and acquired intangible assets impairment	(106,602)	—
Adjust: Other gains, net	869	(9,820)
Adjust: Foreign currency exchange (loss) gain, net	(3,756)	2,701
Income before income taxes, as adjusted	$117,660	$440,926
Income tax expense	$(11,475)	$(87,112)
Adjust: Income tax benefit (expense) attributable to 2017 U.S. Tax Reform	—	25,728
Adjust: Income tax benefit (expense) attributable to foreign currency exchange (loss) gain, net	4,055	10,990
Income tax expense, as adjusted	$(15,530)	$(123,830)
Effective income tax rate, as adjusted	13.2%	28.1%
51

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 140.4% and 20.1% for the years ended December 31, 2020 and 2019, respectively. On December 22, 2017, the U.S. enacted into law what is informally called the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). In the fourth quarter of 2019 after additional regulatory guidance was issued by applicable taxing authorities, the Company elected to claim U.S. foreign tax credits, which reduced the net tax expense by $25.7 million. See Note 14, Income Taxes, to the Consolidated Financial Statements for further information. The effective income tax rates were also significantly influenced by the impact of the goodwill and acquired intangible asset impairment and foreign currency exchange gains (losses). Excluding foreign currency exchange gains (losses) and goodwill and acquired intangible asset impairment items from pre-tax income, as well as the related tax effects for these items, our adjusted effective income tax rates were 13.2% and 28.1% for the years ended December 31, 2020 and 2019, respectively.

The effective income tax rate, as adjusted, for 2020 was lower than the applicable statutory income tax rate of 21% primarily because of the release of unrecognized tax benefits for the completion of foreign country tax audits. The effective income tax rate, as adjusted, for 2019 was higher than the applicable statutory income tax rate of 21% primarily because of higher income tax rates in foreign countries where we have significant operations. and the tax effects of the global intangible low-taxed income ("GILTI") provision of U.S. Tax Reform.

We determine income tax expense based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contract and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.

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

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $39.8 million as of December 31, 2020. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Net (Income) Loss Attributable To Noncontrolling Interest

Net income attributable to noncontrolling interests was $0.1 million for 2020 and net loss attributable to noncontrolling interests was $0.1 million for 2019. Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders' portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

Net (Loss) Income Attributable to Euronet

Net loss attributable to Euronet was $3.4 million for 2020 compared to the net income attributable to Euronet for 2019, a decrease of $350.1 million or 101%. The decrease in net income was primarily attributable to the $267.4 million decrease in revenues, the $161.2 million increase in operating expenses (including the $106.6 million non-cash goodwill and acquired intangible asset impairment charges), and $6.5 million increase in net foreign currency exchange losses, partially offset by a $9.8 million decrease in loss on early retirement of debt and a decrease in income tax expense of $75.6 million.

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

We recorded a net gain on translation adjustments of $70.8 million for 2020 and a net loss of $13.9 million for 2019. During 2020, the U.S. dollar weakened compared to key foreign currencies, resulting in translation gains which were recorded in comprehensive income. In 2019, the U.S. dollar strengthened compared to most currencies, resulting in translation losses which were recorded in comprehensive income.

Liquidity and Capital Resources

Working capital

As of December 31, 2020, we had working capital of $1,510.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,284.8 million as of December 31, 2019. The increase in working capital is primarily driven by an increase in borrowings on our revolving credit facility of $270.4 million and operating results for 2020, partially offset by $239.8 million of share repurchases during the first quarter of 2020. This $270.4 million was utilized to facilitate effective cash management for year-end payment and settlement requirements across many countries and was repaid in January 2021. Our ratio of current assets to current liabilities was 1.81 and 1.79 as of December 31, 2020 and December 31, 2019, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2020, we had approximately $411.1 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash decreased $254.5 million from $665.6 million as of December 31, 2019 to $411.1 million as of December 31, 2020 as a result of the reduction in number of active ATMs as of December 31, 2020 compared to December 31, 2019.

The Company has $1,420.3 million of unrestricted cash as of December 31, 2020 compared to $786.1 million as of December 31, 2019. The increase in cash is primarily due to the transfer of ATM cash to unrestricted cash, cash generated from operations, and additional borrowings on the Credit Facility of $270.4 million, partially offset by $239.8 million in share repurchases during the first quarter of 2020. Including the $411.1 million of cash in ATMs at December 31, 2020, the Company has access to $1,831.4 million in available cash, and $668.8 million available under the credit facility with no significant long-term debt principal payments until October 2023.

We had cash, cash equivalents and restricted cash of $2,099.5 million as of December 31, 2020, of which $1,394.8 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
Liquidity	2020	2019
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$253,505	$504,488
Investing activities	(105,531)	(229,027)
Financing activities	35,398	416,298
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	98,757	(5,332)
Increase in cash and cash equivalents and restricted cash	$282,129	$686,427

Operating cash flow

Cash flows provided by operating activities were $253.5 million for 2020 compared to $504.5 million for 2019. The decrease in operating cash flows was primarily due to the decrease in net income, partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $105.5 million for 2020 compared to $229.0 million for 2019. The decrease is primarily the result of a $93.1 million decrease in acquisitions during 2020 compared to 2019. We used $97.6 million for purchases of property and equipment in 2020 compared to $131.3 million in 2019. The decrease in purchases of property and equipment is primarily driven by the COVID-19 pandemic related impacts to the EFT segment. Cash used for software development and other investing activities totaled $7.8 million in 2020 compared to $7.3 million in 2019. Other investing activities consists mainly of proceeds from the sale of property and equipment of $1.0 million for 2020 and $3.7 million for 2019.

Financing activity cash flow

Cash flows provided financing activities were $35.4 million for 2020 compared to $416.3 million for 2019. The net borrowings on debt obligations were $265.2 million for 2020 compared to $500.2 million in 2019. The decrease in net borrowings was the result of the issuance of $1,194.9 million of Convertible Notes and Senior Notes during 2019 which were used to fund the operating cash of our IAD networks, repay revolving credit facility borrowings and repurchase a portion of existing convertible notes, partially offset by $270.4 million outstanding on the Credit Facility as of December 31, 2020. We repurchased $241.5 million and $74.5 million of our common stock during 2020 and 2019, respectively. Of the $241.5 million repurchased shares, $239.8 million of Euronet common stock was repurchased under our repurchase program. We received proceeds of $18.1 million and $15.0 million during 2020 and 2019, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

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

As of December 31, 2020, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of December 31, 2020, we had $270.4 million of borrowings and $60.8 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $668.8 million under the Credit Facility was available for borrowing. As of December 31, 2020, the weighted average interest rate under the Credit Facility was 1.2%, excluding amortization of deferred financing costs.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). As of December 31, 2020 the carrying value of the Convertible Notes was $452.2 million. The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September, and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.
55

For the Retired Convertible Notes, in accordance with ASC 470, the Company recognized a loss of $9.8 million on the conversion and redemption of the debt in 2019, representing the difference between the fair value of the Retired Convertible Notes and the carrying value of the Retired Convertible Notes at the time of conversion.

Senior Notes - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2020, the Company has outstanding €600 million ($732.8 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.9 million and $6.2 million outstanding under these other obligation arrangements as of December 31, 2020 and December 31, 2019, respectively.

Other uses of capital

Capital expenditures and needs — Total capital expenditures for 2020 were $96.2 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2021 are currently estimated to be approximately $135 million to $140 million. The Company reduced capital expenditures for 2020 due to the COVID-19 pandemic.

Contractual lease obligations — The Company has entered into contractually binding operating and finance lease commitments to operate the business. Operating lease expenses were $83.1 million for the year ended December 31, 2020 and $130.5 million for the year ended December 31, 2019.  Finance lease expenses were not material for 2020 or 2019. For additional information on operating and finance lease obligations, see Note 13, Leases, to the Consolidated Financial Statements.

At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financings will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

Share repurchase plan

The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. The Company repurchased all $375 million of stock under this program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. The Company has repurchased $110.6 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the year ended December 31, 2020, the Company repurchased 2.1 million shares under the repurchase programs at a weighted average purchase price of $114.41 for a total value of $239.8 million. Repurchases under either of the current programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2020.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including interest	$1,608.4	$17.3	$304.5	$549.9	$736.7
Obligations under operating leases (undiscounted)	163.8	48.6	60.8	27.3	27.1
Total	$1,772.2	$65.9	$365.3	$577.2	$763.8

The computation of interest for debt obligations with variable interest rates reflects interest rates in effect at December 31, 2020 and assumes no change in our revolving credit borrowings prior to the maturity date of our credit facility. For additional information on debt obligations, see Note 11, Debt Obligations, to the Consolidated Financial Statements.

For additional information on operating lease obligations, see Note 13, Leases, to the Consolidated Financial Statements.

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $39.8 million as of December 31, 2020. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management considers an accounting policy and estimate to be critical if it requires the use of assumptions that were uncertain at the time the estimate was made and if changes in the estimate or selection of a different estimate could have a material effect on the Company's financial condition and results of operations. Our most critical estimates and assumptions are used for computing income taxes, allocating the purchase price to assets acquired and liabilities assumed in acquisitions, and potential impairment of intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates. For a summary of all of the Company's significant accounting policies, see Note 3, Summary of Significant Accounting Policies and Practices, to the accompanying Consolidated Financial Statements.

Accounting for income taxes

The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the asset and liability method prescribed under ASC Topic 740, Income Taxes ("ASC 740"). This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The statement of income effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

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

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 14, Income Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $274.2 million as of December 31, 2020, partially offset by a valuation allowance of $77.6 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2020. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

Additionally, we follow the provisions of ASC 740-10-25 and -30 to account for uncertainty in income tax positions. Applying the standard requires substantial management judgment and use of estimates in determining whether the impact of a tax position is "more likely than not" of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.

Business combinations

In accordance with ASC Topic 805, Business Combinations ("ASC 805"), we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and intangible assets

In accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), we evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit may be less than its carrying amount. Our annual impairment tests are performed during the fourth quarter and are performed at the reporting unit level. Our annual process for evaluating goodwill allows us to perform a qualitative assessment for all reporting units, and then perform a quantitative goodwill impairment test for those reporting units in which it is deemed necessary. The qualitative factors evaluated by the Company include: economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative test, and other entity specific factors as deemed appropriate. If we determine a quantitative goodwill impairment test is appropriate, the test involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. Generally, the fair value is determined using discounted projected future cash flows and market multiple of earnings. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, a goodwill impairment loss is recognized in an amount equal to the excess. Determining the fair value of reporting units requires significant management judgment in estimating future cash flows and assessing potential market and economic conditions. It is reasonably possible that our operations will not perform as expected, or that estimates or assumptions could change, which may result in the recording of material non-cash impairment charges during the year in which these determinations take place.

The COVID-19 pandemic and subsequent mitigation efforts, which included global business shutdowns, the closing of borders and the implementation of mandatory social distancing requirements, created an unprecedented disruption to our business beginning in the first half of 2020. These mitigation efforts coupled with the negative economic impacts to the tourism industry caused some of our reporting units to either have a temporary or sustained decline in revenues and earnings and necessitated changes to our forecasted outlook.  We determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of June 1, 2020. We concluded a triggering event had occurred for six reporting units, resulting in quantitative impairment tests. Three reporting units are within the EFT segment, two reporting units are within the Money Transfer segment, and one reporting unit is within the epay segment.

The fair value of these reporting units were determined using weighted results from the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model"). A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including forecasted revenue, forecasted EBITDA margin, and discount rate. Significant assumptions and inputs in the Market Approach model are EBITDA, EBITDA market multiple, and the estimated control premium. The DCF Model and Market Approach Model utilize Level 3 inputs in the fair value hierarchy as they include unobservable inputs that require significant management assumptions.

The results of the June 1, 2020 quantitative test were that three of the six reporting units’ fair value exceeded their respective carrying amounts.  For the remaining three reporting units, the quantitative test indicated that the fair value of each of the reporting units was less than the respective carrying amounts. As a result, we recorded a non-cash goodwill impairment charge of $104.6 million with respect to the xe, Innova and Pure Commerce reporting units. A total of $21.9 million of the impairment charge was included within the EFT Segment, and $82.7 million of the impairment charge was included in the Money Transfer Segment.

Subsequent to June 1, 2020 and through year-end, including the fourth quarter annual impairment test, management monitored whether there were events or changes in circumstances that had occurred, at a reporting unit level, to indicate that goodwill was impaired or further impaired.  There were no indications of impairment and no additional non-cash goodwill impairment charges were recorded.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

As of December 31, 2020, the Consolidated Balance Sheet includes goodwill of $665.8 million and acquired intangible assets, net of accumulated amortization, of $121.9 million. The Company recorded $104.6 million of non-cash goodwill impairment charges and $2.0 million of acquired intangible asset impairment charges for the year ended December 31, 2020. For more detail on the Company's impairment charges, see Note 9, Goodwill and Acquired Intangible Assets, Net, to the accompanying Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 3 - Summary of Significant Accounting Policies and Practices.

Forward-Looking Statements

This document contains statements that constitute forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Generally, the words "believe," "expect," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements. However, the absence of these words or similar expressions does not mean the statement is not forward-looking. All statements other than statements of historical facts included in this document are forward-looking statements, including, but not limited to, statements regarding the following:

  our business plans and financing plans and requirements;
  trends affecting our business plans and financing plans and requirements;
  trends affecting our business;
  the adequacy of capital to meet our capital requirements and expansion plans;
  the assumptions underlying our business plans;
  our ability to repay indebtedness;
  our estimated capital expenditures;
  the potential outcome of loss contingencies;
  our expectations regarding the closing of any pending acquisitions;
  business strategy;
  government regulatory action;
  the expected effects of changes in laws or accounting standards;
  the impact of the COVID-19 pandemic on our results of operations and financial position;
  technological advances; and
  projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the speed and effectiveness of rollouts for vaccines and treatments for COVID-19; the effects in Europe of the U.K.'s departure from the E.U. and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and the European Union's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2020, our total debt outstanding, excluding unamortized debt issuance costs, was $1,456.3 million. Of this amount, $452.2 million, net of debt discounts, or 31% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2020, the fair value of our fixed rate Convertible Notes was $667.4 million, compared to a carrying value of $452.2 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of December 31, 2020, we had $270.4 million outstanding under our Credit Facility, or 19% of our total debt obligations. Additionally, $732.8 million, or 50% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2020, the fair value of our fixed rate Senior Notes was $728.7 million, compared to a carrying value of $732.8 million. The remaining $0.9 million, or 0.1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of  December 31, 2020, we had approximately $12.6 million of finance leases with fixed payment and interest terms that expire between the years of 2021 and 2025.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the years ended December 31, 2020 and 2019, 71% and 74% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2020, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $80 million to $85 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $98 million to $103 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of December 31, 2020, we had foreign currency derivative contracts outstanding with a notional value of $246 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of December 31, 2020, we held foreign currency derivative contracts outstanding with a notional value of $1.3 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2020, the Company had foreign currency forward contracts outstanding with a notional value of $454 million, primarily in euros.

See Note 12, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company earned $2.48 billion of revenue in 2020. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in approximately 175 countries through 66 different business offices in 43 countries within 3 different reportable operating segments.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of locations at which those procedures were to be performed.  At each Company location selected, we:

  evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls over the accurate recording of revenue amounts assessed the training and experience of the auditors on our audit team that were in countries other than the United States tested a sample of individual revenue transactions by comparing amounts recognized by the Company to relevant contracts and or payment and transaction support.

We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.

Goodwill impairment analysis for one reporting unit in the Money Transfer segment

As discussed in Note 3 and 9 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. The goodwill balance as of December 31, 2020 was $665.8 million. During the year ended December 31, 2020, the Company recognized an impairment charge of $104.6 million, including a charge of $82.7 million for one reporting unit in the Money Transfer segment. The fair value of this one reporting unit in the Money Transfer segment was determined using a weighting of a discounted cash flow model and market multiples valuation technique.

We identified the evaluation of the goodwill impairment analysis for this one reporting unit in the Money Transfer segment as a critical audit matter.  Subjective auditor judgment was required in evaluating certain assumptions used to estimate the fair value of the reporting unit, including assumptions related to (1) forecasted revenue growth rates, (2) forecasted operating expense excluding depreciation, amortization, and impairment, (3) discount rate, and (4) earnings before interest, taxes, depreciation, and amortization (EBITDA) market multiple. Changes to these assumptions could have a significant effect on the fair value determination and assessment of the carrying value of the goodwill. Specialized skills and knowledge were required in the assessment of the discount rate and EBITDA market multiple.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the development of the significant assumptions. We evaluated the Company’s forecasted revenue growth rates and forecasted operating expense excluding depreciation, amortization and impairment assumptions by comparing them to external market and industry data. We compared the Company’s historical forecasted results to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating (1) the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available third-party market data for comparable entities, and (2) the Company’s EBITDA market multiple, by comparing it against a range of EBITDA multiples developed using publicly available third-party market data for comparable entities.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Kansas City, Missouri

February 19, 2021

CONSOLIDATED FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,420,255	$786,081
ATM cash	411,054	665,641
Restricted cash	3,334	34,301
Settlement assets	1,140,875	1,013,067
Trade accounts receivable, net of credit loss allowance of $5,926 and $3,892	117,517	201,935
Prepaid expenses and other current assets	272,900	217,707
Total current assets	3,365,935	2,918,732
Operating right of use lease assets	162,074	377,543
Property and equipment, net of accumulated depreciation of $490,429 and $410,243	378,441	359,980
Goodwill	665,821	743,823
Acquired intangible assets, net of accumulated amortization of $175,210 and $204,853	121,883	141,847
Other assets, net of accumulated amortization of $55,710 and $46,788	232,557	115,741
Total assets	$4,926,711	$4,657,666
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,140,875	$1,013,067
Trade accounts payable	147,593	81,743
Accrued expenses and other current liabilities	404,021	294,557
Current portion of operating lease obligations	52,436	127,353
Short-term debt obligations and current maturities of long-term debt obligations	797	6,089
Income taxes payable	36,359	52,583
Deferred revenue	73,360	58,588
Total current liabilities	1,855,441	1,633,980
Debt obligations, net of current portion	1,437,589	1,090,939
Operating lease obligations, net of current portion	106,502	241,977
Deferred income taxes	37,875	56,067
Other long-term liabilities	43,401	55,361
Total liabilities	3,480,808	3,078,324
Equity:
Euronet Worldwide, Inc. stockholders' equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,366,010 and 62,775,762	1,267	1,256
Additional paid-in capital	1,228,446	1,190,058
Treasury stock, at cost, shares issued 10,631,961 and 8,554,908	(703,032)	(463,704)
Retained earnings	1,013,155	1,016,554
Accumulated other comprehensive loss	(94,214)	(164,890)
Total Euronet Worldwide, Inc. stockholders' equity	1,445,622	1,579,274
Noncontrolling interests	281	68
Total equity	1,445,903	1,579,342
Total liabilities and equity	$4,926,711	$4,657,666

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018

Revenues	$2,482,700	$2,750,109	$2,536,629
Operating expenses:
Direct operating costs	1,576,699	1,556,483	1,488,406
Salaries and benefits	404,142	394,744	360,432
Selling, general and administrative	221,614	211,944	216,807
Goodwill and acquired intangible assets impairment	106,602	—	7,049
Depreciation and amortization	127,021	111,744	106,021
Total operating expenses	2,436,078	2,274,915	2,178,715
Operating income	46,622	475,194	357,914
Other income (expense):
Interest income	1,040	1,969	1,320
Interest expense	(36,604)	(36,237)	(37,573)
Loss from unconsolidated affiliates	—	—	(117)
Foreign currency exchange (loss) gain, net	(3,756)	2,701	(26,655)
Other gains (losses), net	869	(9,820)	27
Other expense, net	(38,451)	(41,387)	(62,998)
Income before income taxes	8,171	433,807	294,916
Income tax expense	(11,475)	(87,112)	(62,785)
Net (loss) income	(3,304)	346,695	232,131
Less: Net (income) loss attributable to noncontrolling interests	(95)	54	720
Net (loss) income attributable to Euronet Worldwide, Inc.	$(3,399)	$346,749	$232,851

(Loss) earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$(0.06)	$6.49	$4.52
Diluted	$(0.06)	$6.31	$4.26

Weighted average shares outstanding:
Basic	52,659,551	53,449,834	51,487,557
Diluted	52,659,551	54,913,887	54,627,747

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(3,304)	$346,695	$232,131
Other comprehensive income (loss), net of tax:
Translation adjustment	70,794	(13,894)	(56,656)
Comprehensive income	67,490	332,801	175,475
Comprehensive (income) loss attributable to noncontrolling interests	(213)	101	791
Comprehensive income attributable to Euronet Worldwide, Inc.	$67,277	$332,902	$176,266

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
	Number of Shares Outstanding (Common and Treasury)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2017	52,808,158	$1,178	$1,072,005	$(217,161)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	1,039,480	20	15,634	610
Share-based compensation			16,764
Repurchase of shares	(2,032,599)			(175,000)
Other	4,959		(139)
Balance as of December 31, 2018	51,819,998	1,198	1,104,264	(391,551)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	405,617	8	13,216	(1,277)
Share-based compensation			21,439
Issuance of convertible notes, net of tax			71,659
Repurchase of shares	(493,010)			(70,876)
Redemptions and conversions of convertible notes, net of tax	2,488,249	50	(20,517)
Other			(3)
Balance as of December 31, 2019	54,220,854	1,256	1,190,058	(463,704)
Net (loss) income
Other comprehensive income
Stock issued under employee stock plans	608,878	11	16,437	435
Share-based compensation			21,951
Repurchase of shares	(2,095,683)			(239,763)
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
See accompanying notes to the Consolidated Financial Statements.
70

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2017	$436,954	$(94,458)	$960	$1,199,478
Net income (loss)	232,851		(720)	232,131
Other comprehensive loss		(56,585)	(71)	(56,656)
Stock issued under employee stock plans				16,264
Share-based compensation				16,764
Repurchase of shares				(175,000)
Other				(139)
Balance as of December 31, 2018	669,805	(151,043)	169	1,232,842
Net income (loss)	346,749		(54)	346,695
Other comprehensive loss		(13,847)	(47)	(13,894)
Stock issued under employee stock plans				11,947
Share-based compensation				21,439
Issuance of convertible notes, net of tax				71,659
Repurchase of shares				(70,876)
Redemptions and conversions of convertible notes, net of tax				(20,467)
Other				(3)
Balance as of December 31, 2019	1,016,554	(164,890)	68	1,579,342
Net (loss) income	(3,399)		95	(3,304)
Other comprehensive income		70,676	118	70,794
Stock issued under employee stock plans				16,883
Share-based compensation				21,951
Repurchase of shares				(239,763)
Balance as of December 31, 2020	$1,013,155	$(94,214)	281	$1,445,903
See accompanying notes to the Consolidated Financial Statements.
71

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(3,304)	$346,695	$232,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,021	111,744	106,021
Share-based compensation	21,951	21,439	16,764
Unrealized foreign exchange loss (gain), net	3,756	(2,701)	26,655
Non-cash impairment of goodwill and acquired intangible assets	106,602	—	7,049
Deferred income taxes	(23,946)	17,113	2,425
Loss on early retirement of debt	—	9,831	—
Loss from unconsolidated affiliates	—	—	117
Accretion of convertible debt discount and amortization of debt issuance costs	18,924	17,088	14,121
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(16,823)	13,177	(13,317)
Trade accounts receivable	63,629	(87,882)	26,497
Prepaid expenses and other current assets	(168,256)	(68,945)	(29,066)
Trade accounts payable	88,687	53,550	45,562
Deferred revenue	10,945	132	9,349
Accrued expenses and other current liabilities	118,618	98,459	(37,595)
Changes in non-current assets and liabilities	(94,299)	(25,212)	(9,480)
Net cash provided by operating activities	253,505	504,488	397,233
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,100)	(94,187)	(12,854)
Purchases of property and equipment	(97,628)	(131,287)	(112,484)
Purchases of other long-term assets	(7,770)	(7,274)	(8,528)
Other, net	967	3,721	1,583
Net cash used in investing activities	(105,531)	(229,027)	(132,283)
Cash flows from financing activities:
Proceeds from issuance of shares	18,101	14,979	18,608
Repurchase of shares	(241,518)	(74,456)	(177,855)
Borrowings from revolving credit agreements	3,113,800	2,498,298	5,773,294
Repayments of revolving credit agreements	(2,843,400)	(2,714,203)	(5,560,089)
Repayments of long-term debt obligations	—	(446,702)	(52,199)
Net (repayments) borrowing from short-term debt obligations	(5,157)	(32,091)	9,472
Proceeds from long-term debt obligations	—	1,194,900	—
Debt issuance costs	—	(17,947)	(3,071)
Other, net	(6,428)	(6,480)	(6,136)
Net cash provided by financing activities	35,398	416,298	2,024
Effect of exchange rate changes on cash and cash equivalents and restricted cash	98,757	(5,332)	(36,540)
Increase in cash and cash equivalents and restricted cash	282,129	686,427	230,434
Cash and cash equivalents and restricted cash at beginning of period	1,817,379	1,130,952	900,518
Cash and cash equivalents and restricted cash at end of period	$2,099,508	$1,817,379	$1,130,952
72

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
Supplemental Cash Flow Disclosures:	2020	2019	2018
Interest paid during the period	$17,319	$13,125	$23,554
Income taxes paid during the period	$60,170	$74,086	$84,382

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Euronet Worldwide, Inc. (the "Company" or "Euronet") was established as a Delaware corporation on December 13, 1997 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and international payment services.

(2) Basis of Preparation

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Consolidated Financial Statements include the accounts of Euronet and its wholly owned and majority owned subsidiaries and all significant intercompany balances and transactions have been eliminated. Euronet's investments in companies that it does not control, but has the ability to significantly influence, are accounted for under the equity method. Euronet has no variable interest entities. Results from operations related to entities acquired during the periods covered by the Consolidated Financial Statements are reflected from the effective date of acquisition.

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

Seasonality

Euronet’s EFT Processing Segment normally experiences its heaviest demand for DCC services during the third quarter of the fiscal year, normally coinciding with the tourism season. Additionally, the EFT Processing and epay Segments are normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.

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

Settlement assets and obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. See Note 4, Settlement Assets and Obligations, to the Consolidated Financial Statements for further discussion on settlement assets and obligations.

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

Goodwill and other intangible assets

Goodwill - The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other ("ASC 350"). In accordance with the requirements of ASC 350 the Company tests for impairment on an annual basis in the fourth quarter and whenever events or circumstances dictate. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

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

Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses weighted results from the income approach or the discounted cash flow model ("DCF model") and guideline public company method ("Market Approach model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows and EBITDA are the best indicators of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales volumes, gross margins, tax rates, capital spending, discount rates and working capital changes. Most of these assumptions vary significantly among the reporting units. Significant assumptions in the Market Approach model are projected EBITDA, selected market multiple, and the estimated control premium. If the carrying value of goodwill exceeds its fair value, an impairment loss equal to such excess would be recognized. The DCF Model and Market Approach Model utilize Level 3 inputs in the fair value hierarchy as they include unobservable inputs that require significant management assumptions.

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

See Note 9, Goodwill and Acquired Intangible Assets, Net, to the Consolidated Financial Statements for additional information regarding the impairment of goodwill and other intangible assets.

Other assets

Other assets include capitalized software development costs and capitalized payments for new or renewed contracts, contract renewals and customer conversion costs. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.

ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") requires the deferral of incremental costs to obtain customer contracts, known as contract assets, which are then amortized to expense as part of selling, general and administrative expense over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2020 and 2019, we had $143.5 million and $43.7 million, respectively, of deferred contract costs. For the years ended December 31, 2020, 2019 and 2018, we had $17.2 million, $6.9 million and $6.3 million of amortization related to these costs, respectively.

Convertible notes

The Company accounts for its convertible debt instruments that may be settled in cash upon conversion in accordance with ASC Topic 470, Debt ("ASC 470"), which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company's nonconvertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13, which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

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

In accordance with ASC Topic 740, Income Taxes ("ASC 740"), the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Income. See Note 14, Income Taxes, to the Consolidated Financial Statements for further discussion regarding these provisions.

Presentation of taxes collected and remitted to governmental authorities

The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Income.

Fair value measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), regarding fair value measurements for assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 18, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements for the required fair value disclosures.

Accounting for derivative instruments and hedging activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"), which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Primarily in the Money Transfer Segment, the Company enters into foreign currency derivative contracts, mainly forward contracts, to offset foreign currency exposure related to money transfer settlement assets and liabilities in currencies other than the U.S. dollar, derivative contracts written to its customers arising from its cross-currency money transfer services and certain assets and liability positions denominated in currencies other than the U.S. dollar. These contracts are considered derivative instruments under the provisions of ASC 815; however, the Company does not designate such instruments as hedges for accounting purposes. Accordingly, changes in the value of these contracts are recognized immediately as a component of foreign currency exchange gain (loss), net in the Consolidated Statements of Income.

Cash flows resulting from derivative instruments are included in operating activities in the Company's Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 12, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements for further discussion of derivative instruments.

Share-based compensation

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation ("ASC 718"), for equity classified awards, which requires the determination of the fair value of the share-based compensation at the grant date and subsequent recognition of the related expense over the period in which the share-based compensation is earned ("requisite service period").

The amount of future compensation expense related to awards of nonvested shares or nonvested share units ("restricted stock") is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer equity to the employee who renders the requisite service, generally the date at which grants are approved by the Company's Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a "straight-line" basis over the requisite service period. For awards that vest based on achieving periodic performance conditions, expense is recognized on a "graded attribution method." The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award. The Company has elected to use the "with and without method" when calculating the income tax benefit associated with its share-based payment arrangements. See Note 16, Stock Plans, for further disclosure.

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Sales and usage-based taxes are excluded from revenues. A description of the major components of revenue by business segment is as follows:

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

 Certain of the Company's non-cancelable customer contracts provide for the receipt of up-front fees from the customer and/or decreasing or increasing fee schedules over the agreement term for substantially the same level of services to be provided by the Company. The Company recognizes revenue under these contracts based on proportional performance of services over the term of the contract. This generally results in "straight-line" (i.e., consistent value per period) revenue recognition of the contracts' total cash flows, including any up-front payment received from the customer, which is recorded as deferred revenue upon receipt.

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

Money Transfer - Revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.

Revenues

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the year ended December 31, 2020 is primarily driven by $56.4 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, partially offset by $41.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

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

	For the Year Ended December 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$313,953	$561,514	$449,299	$1,324,766
North America	56,447	144,613	577,845	778,905
Asia Pacific	98,313	100,917	124,413	323,643
Other	13	28,473	32,292	60,778
Eliminations	—	—	—	(5,392)
Total	$468,726	$835,517	$1,183,849	$2,482,700

	For the Year Ended December 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$724,163	$524,907	$373,302	$1,622,372
North America	35,461	151,016	573,016	759,493
Asia Pacific	129,060	76,491	124,934	330,485
Other	28	16,915	24,974	41,917
Eliminations	—	—	—	(4,158)
Total	$888,712	$769,329	$1,096,226	$2,750,109

	For the Year Ended December 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$608,993	$491,282	$328,592	$1,428,867
North America	32,306	165,930	569,005	767,241
Asia Pacific	112,294	71,242	127,057	310,593
Other	58	15,330	18,308	33,696
Eliminations	—	—	—	(3,768)
Total	$753,651	$743,784	$1,042,962	$2,536,629

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the Consolidated Financial Statements.

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

(4) Settlement Assets and Obligations

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

Settlement obligations consist of money transfers and accounts payable to agents and content providers. Money transfer accounts payable represent amounts to be paid to transferees when they request funds. Most agents typically settle with transferees first and then obtain reimbursement from the Company. Money order accounts payable represent amounts not yet presented for payment. Due to the agent funding and settlement process, accounts payable to agents represent amounts due to agents for money transfers that have not been settled with transferees.

(in thousands)	As of December 31, 2020	As of December 31, 2019
Settlement assets:
Settlement cash and cash equivalents	$188,191	$282,188
Settlement restricted cash	76,674	49,168
Account receivables, net of credit loss allowance of $35,800 and $24,046	641,955	574,410
Prepaid expenses and other current assets	234,055	107,301
Total settlement assets	$1,140,875	$1,013,067
Settlement obligations:
Trade account payables	$571,175	$504,667
Accrued expenses and other current liabilities	569,700	508,400
Total settlement obligations	$1,140,875	$1,013,067

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$1,420,255	$786,081	$385,031
Restricted cash	3,334	34,301	31,237
ATM cash	411,054	665,641	395,378
Settlement cash and cash equivalents	188,191	282,188	273,948
Settlement restricted cash	76,674	49,168	45,358
Cash and cash equivalents and restricted cash at end of period	$2,099,508	$1,817,379	$1,130,952

(5) Stockholders' Equity

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2020	2019	2018
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,659,551	53,449,834	51,487,557
Incremental shares from assumed exercise of stock options and vesting of restricted stock	—	1,464,053	1,499,713
Incremental shares from assumed conversion of convertible debentures	—	—	1,640,477
Diluted weighted average shares outstanding	52,659,551	54,913,887	54,627,747

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2020, 2019 and 2018 of approximately 2,073,000, 380,000 and 458,000, respectively.

The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019 and retired the existing convertible notes ("Retired Convertible Notes") that would have matured in 2044 on May 28, 2019. The Company's Convertible Notes currently have, and the Retired Convertible Notes had, a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes and the Retired Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Retired Convertible Notes had a dilutive effect for the year ended December 31, 2018 as the $102.38 market price per share of Common Stock as of December 13, 2018 exceeded the $72.18 conversion price per share. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. Therefore, according to ASC Topic 260, Earnings per Share ("ASC 260"), there was no dilutive effect of the assumed conversion of the debentures as of December 31, 2020 and December 31, 2019, whereas the dilutive effect was 1,640,477 shares for the year ended December 31, 2018. See Note 11, Debt Obligations, to the Consolidated Financial Statements for more information about the Convertible Notes and Retired Convertible Notes.

Share repurchases

The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of common stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. Repurchases under either program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the years ended December 31, 2020, 2019 and 2018 the Company repurchased $239.8 million, $70.9 million, and $175.0 million, respectively, in value of Euronet common stock under the repurchase programs.

Preferred Stock

The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.

Accumulated other comprehensive loss

As of December 31, 2020 and 2019, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $70.8 million, a loss of $13.9 million and a loss of $56.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018.

Dividends

No dividends were paid on any class of the Company's stock during 2020, 2019, and 2018.

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

The purchase price was $92.5 million in cash. The purchase price was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The acquisition has been accounted for as business combinations in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment. The historical revenue and earnings were not significant for the purpose of presenting pro forma information for the pre-acquisition periods.

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

The Company acquired customer relationship intangible assets with a fair value of $39.0 million, which are being amortized on a straight-line basis over 20 years.

Goodwill, with a value of $35.5 million, arising from the acquisition was included in the EFT Processing Segment and was attributable to expected growth opportunities in the United States. Goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

Other

The Company completed three additional acquisitions in 2019 for immaterial amounts.

(7) Restricted Cash

The restricted cash balances as of December 31, 2020 and 2019 were as follows:

	As of December 31,
(in thousands)	2020	2019
Cash held in trust and/or cash held on behalf of others	$3,334	$34,301
Restricted cash	$3,334	$34,301

Cash held in trust and/or cash held on behalf of others	$64,489	$44,366
Collateral on bank credit arrangements and other	12,185	4,802
Restricted cash included within settlement assets	$76,674	$49,168

Total Restricted Cash	$80,008	$83,469

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

(8) Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2020 and 2019 are as follows:

	As of December 31,
(in thousands)	2020	2019
ATMs	$554,508	$474,611
POS terminals	33,258	38,235
Vehicles and office equipment	75,936	64,970
Computers and software	203,883	191,172
Land and buildings	1,285	1,235
	868,870	770,223
Less accumulated depreciation	(490,429)	(410,243)
Total	$378,441	$359,980

Depreciation and amortization expense related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2020, 2019 and 2018 was $96.1 million, $83.5 million and $75.1 million, respectively.

(9) Goodwill and Acquired Intangible Assets, Net

The following table summarizes intangible assets as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$186,749	$(99,131)	$240,027	$(139,319)
Trademarks and trade names	46,762	(31,327)	45,347	(28,123)
Software	61,602	(42,772)	59,244	(35,362)
Non-compete agreements	1,980	(1,980)	2,082	(2,049)
Total	$297,093	$(175,210)	$346,700	$(204,853)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2020 and 2019:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2019	$114,485	$704,197	$818,682
Increases (decreases):
Acquisitions (see footnote 6)	46,246	35,305	81,551
Impairment	—	—	—
Amortization	(20,374)	—	(20,374)
Other (primarily changes in foreign currency exchange rates)	1,490	4,321	5,811
Balance as of December 31, 2019	141,847	743,823	885,670
Increases (decreases):
Acquisitions	1,575	(265)	1,310
Impairment	(2,048)	(104,554)	(106,602)
Amortization	(22,867)	—	(22,867)
Other (primarily changes in foreign currency exchange rates)	3,376	26,817	30,193
Balance as of December 31, 2020	$121,883	$665,821	$787,704

Impairment Charges

The COVID-19 pandemic and subsequent mitigation efforts, which include global business shutdowns, the closing of borders and the implementation of mandatory social distancing requirements, has created an unprecedented disruption to our business beginning in the first half of 2020. These mitigation efforts coupled with the negative economic impacts to the tourism industry caused a decline in revenues, earnings, and necessitated changes to our forecasted outlook. The Company determined the totality of these events constituted a triggering event that required us to perform an interim goodwill impairment assessment as of June 1, 2020. The Company concluded a triggering event had occurred for six reporting units, resulting in quantitative impairment tests. Three reporting units were within the EFT segment, two reporting units were within the Money Transfer segment, and one reporting unit was within the epay segment. As a result, the Company recorded a non-cash goodwill impairment charge of $104.6 million with respect to the xe, Innova and Pure Commerce reporting units. $21.9 million of the impairment charge was included within the EFT Segment, and $82.7 million of the impairment charge was included in the Money Transfer Segment.

During the second half of 2020, the Company recorded a $2.0 million non-cash impairment charge for acquired intangible assets, specifically related to customer lists in the xe reporting unit.

During 2018, the Company recorded a non-cash acquired intangible asset impairment charge of $7.0 million related to certain trade names as a result of combining HiFX into xe in order to operate the business under one brand name, xe.

Of the total goodwill balance of $665.8 million as of December 31, 2020, $403.7 million relates to the Money Transfer Segment, $136.5 million relates to the epay Segment and the remaining $125.6 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $22.9 million, $20.4 million and $22.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated annual amortization expense, before income taxes, on intangible assets with finite lives as of December 31, 2020, is expected to total $22.9 million for 2021, $21.8 million for 2022, $16.8 million for 2023, $9.9 million for 2024, and $6.5 million for 2025.

(10) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2020 and 2019 were as follows:

	As of December 31,
(in thousands)	2020	2019
Accrued expenses	$331,713	$246,699
Derivative liabilities	65,905	41,935
Current portion of finance lease obligations	6,403	5,919
Deferred income taxes	—	4
Total	$404,021	$294,557

(11) Debt Obligations

Debt obligations consist of the following as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019
Credit Facility:
Revolving credit agreement	$270,400	$—
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	452,228	436,965

1.375% Senior Notes, due 2026	732,840	673,440

Other obligations	850	6,215

Total debt obligations	$1,456,318	$1,116,620
Unamortized debt issuance costs	(17,932)	(19,592)
Carrying value of debt	$1,438,386	$1,097,028
Short-term debt obligations and current maturities of long-term debt obligations	(797)	(6,089)
Long-term debt obligations	$1,437,589	$1,090,939

As of December 31, 2020, aggregate annual maturities of long-term debt are $0.8 million in 2021, $0.1 million due in 2022, $270.4 million due in 2023, no maturities in 2024, and $1.2 billion thereafter. This maturity schedule reflects the revolving credit facility maturing in 2023 and the Convertible Notes maturing in 2025, coinciding with the terms of the initial put option by holders of the Convertible Notes. It also reflects the maturing of the 1.375% Senior Note of  €600 million ($732.8 million) due in 2026.

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin , and in the case of interest, on a margin over London Inter-Bank Offered Rate ("LIBOR") or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs, and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.

The weighted average interest rate of the Company's borrowings under the Credit Facility was 1.2% as of December 31, 2020.

As of December 31, 2020 and 2019, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $60.8 million and $53.0 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2020 and 2019, the stand-by letters of credit interest charges were each 1.1% per annum, respectively. Borrowing capacity under the Credit Facility as of December 31, 2020 was $668.8 million.

The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants, including: (i) as of the end of each fiscal quarter ended on March 31, September 30 and December 31, a Consolidated Total Leverage Ratio not to be greater than 3.5 to 1.0; (ii) as of the end of each fiscal quarter ended on June 30, a Consolidated Total Leverage Ratio not to be greater than 4.0 to 1.0; provided that, not more than two times prior to the expiration date, that a Material Acquisition has been consummated, for any period of four consecutive fiscal quarters following such Material Acquisition, the Consolidated Total Leverage Ratio will be not greater than 4.0 to 1.0 for fiscal quarters ended on March 31, September 30 and December 31 and not greater than 4.5 to 1.0 for fiscal quarters ended on June 30; provided, further, that following such four consecutive fiscal quarters for which the maximum Consolidated Total Leverage Ratio is increased, the maximum Consolidated Total Leverage Ratio shall revert to the levels set forth in clauses (i) and (ii) above for not fewer than two fiscal quarters before a subsequent Increase Notice is delivered to the syndicate of financial institutions; and (iii) a Consolidated Interest Coverage Ratio not less than 4.0 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements as contained in the unsecured credit agreement, the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt. On September 17, 2020, the Company and certain of its subsidiaries entered into an amendment (the "Amendment") to the Credit Facility. Under the Amendment, the Consolidated Total Leverage Ratio, as defined in the Credit Facility, was modified to reduce the amount of consolidated funded debt by the amount of cash and cash equivalents on the Company's consolidated balance sheet and the Consolidated Interest Coverage Ratio now includes a one-time option to reduce the ratio to 3.5 to 1.0 from 4.0 to 1.0 for a period of up to three consecutive quarters. The Company was in compliance with all debt covenants as of December 31, 2020.

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

The Company may not redeem the Convertible Notes prior to September 20, 2022. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) on or after September 20, 2022 if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2020 the conversion threshold was not met.

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

The Company used $94.2 million of the net proceeds from the issuance of the Convertible Notes to repurchase $49.0 million aggregate principal amount of the Company's 1.5% Convertible Senior Notes due 2044 (the "Retired Convertible Notes") from a limited number of holders in privately negotiated transactions.

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

Contractual interest expense for the Retired Convertible Notes $1.5 million for the year ended December 31, 2019 and accretion expense was $4.6 million for the year ended December 31, 2019.

Contractual interest expense for the Convertible Notes was $3.9 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively. Accretion expense was $15.3 million and $11.6 million for the years ended December 31, 2020 and 2019, respectively. The effective interest rate was 4.4% for the year ended December 31, 2020. As of December 31, 2020, the unamortized discount was $72.8 million and will be amortized through March 2025.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of  €600 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2020, the Company has outstanding €600 million ($732.8 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2020, the Company had $6.6 million of unamortized debt issuance costs related to the Senior Notes.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2020 and 2019, borrowings under these arrangements were $0.9 million and $6.2 million, respectively. As of December 31, 2020, there was $0.8 million due in 2021 under these other obligation arrangements.

(12) Derivative Instruments and Hedging Activities

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company's credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2020 and 2019, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $246.0 million and $159.0 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2020 and 2019, the Company had foreign currency forward contracts outstanding with a notional value of $454.3 million and $42.9 million, respectively, primarily in euros.

Foreign currency exchange contracts - xe Operations

xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $68.2 million, $71.1 million and $69.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of December 31, 2020 and 2019, was approximately $1.3 billion and $1.2 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$80,879	$54,765	Other current liabilities	$(65,905)	$(41,935)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2020 and 2019 (in thousands):

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$80,879	$—	$80,879	$(44,893)	$(2,778)	$33,208

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$54,765	$—	$54,765	$(34,935)	$(7,362)	$12,468

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(65,905)	$—	$(65,905)	$44,893	$12,272	$(8,740)

As of December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$(41,935)	$—	$(41,935)	$34,935	$827	$(6,173)
94

Income Statement Presentation

The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018:

		Amount of (Loss) Gain Recognized in Income on Derivative Contracts (a)
	Location of (Loss) Gain Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2020	2019	2018
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss) gain, net	$(1,499)	$62	$173

(a) The Company enters into derivative contracts such as foreign currency exchange forwards and cross-currency swaps as part of its xe operations. These derivative contracts are excluded from this table as they are part of the broader disclosure of foreign currency exchange revenues for this business discussed above.

See Note 18, Financial Instruments and Fair Value Measurements, for the determination of the fair values of derivatives.

(13) Leases

The Company adopted ASC 842, Leases, on January 1, 2019. The Company enters into operating leases for ATM sites, office spaces, retail stores and equipment. The Company's finance leases are immaterial. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.

The present value of lease payments is determined using the incremental borrowing rate based on information available at the lease commencement date. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. The Company evaluated the likelihood of exercising the renewal and termination options beginning with the adoption of the new accounting lease standard on January 1, 2019, concluding: the options were not reasonably certain to be exercised and thus were not considered in determining the lease terms, and associated payment impacts were excluded from lease payments; and termination options were reasonably certain not to be exercised and therefore the stated lease payment schedule of the lease was used to determine the lease term.

During the second quarter of 2020, the impact of the COVID-19 pandemic was a significant event that caused a significant change in circumstances and business plans to manage our portfolio of ATM leases. Specifically the Company downsized, through the exercise of termination clauses and the reduction of monthly costs by renegotiating payment terms of its ATM leases. The Company's execution of the business plan to renegotiate terms and downsize the portfolio of ATM leases constituted a reassessment event during the second quarter of 2020. The reassessment event required the Company to reevaluate the accounting for the portfolio of ATM leases, including lease terms. Due to the recent increased frequency of ATM site lease terminations, modifications, and greater unpredictability whether or not future lease terminations will be exercised, the Company is no longer able to conclude that termination options are reasonably certain not to be exercised. This reassessment conclusion impacts the lease term evaluation, instead of determining the lease term based on the stated lease payment schedule of the lease, now the lease term will be evaluated when the Company has the contractual ability to terminate the lease (most leases allow for a termination upon advance notice of between 30 and 90 days). As a result of the lease term reassessment, $211.9 million of right of use assets and $211.9 million lease liabilities were reassessed to have a term shorter than 12 months, thus were subject to the short-term lease exemption and removed from the balance sheet beginning June 30, 2020. New, amended, and modified ATM site leases with termination options exercisable within 12 months will be excluded from the right of use lease asset and lease liability balances.

Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for 2020 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases (with initial lease terms in excess of one year) as of December 31, 2020 are:

As of December 31, 2020
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
2021	$48,622
2022	35,640
2023	25,182
2024	16,801
2025	10,531
Thereafter	26,976
Total lease payments	163,752
Less: imputed interest	(4,814)
Present value of lease liabilities	$158,938

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

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease expense	Selling, general and administrative and Direct operating costs	$83,102	$130,487
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	69,711	43,907
Total lease expense		$152,813	$174,394

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31, 2020
Weighted- average remaining lease term (years)	5.1
Weighted- average discount rate	2.2%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (a)	$79,447	$129,609
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$77,728	$229,107

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.
(14) Income Taxes

The sources of income before income taxes for the years ended December 31, 2020, 2019 and 2018 are presented as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income before taxes:
United States	$40,323	$44,290	$35,467
Foreign	(32,152)	389,517	259,449
Total income before income taxes	$8,171	$433,807	$294,916

The Company's income tax expense for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current tax expense (benefit):
U.S.	$2,605	$(4,885)	$(8,711)
Foreign	39,270	83,792	70,244
Total current	41,875	78,907	61,533
Deferred tax expense (benefit):
U.S.	(16,100)	(8,424)	6,871
Foreign	(14,300)	16,629	(5,619)
Total deferred	(30,400)	8,205	1,252
Total tax expense	$11,475	$87,112	$62,785

The following is a reconciliation of the federal statutory income tax rates of 21% to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(dollar amounts in thousands)	2020	2019	2018
U.S. federal income tax expense at applicable statutory rate	$1,716	$91,099	$61,932
Tax effect of:
State income tax expense (benefit) at statutory rates	347	5,101	1,680
Non-deductible expenses	1,887	2,896	3,457
Share-based compensation	(6,446)	(2,875)	(13,750)
Other permanent differences	3,828	(864)	(6,141)
Difference between U.S. federal and foreign tax rates	7,002	12,281	9,843
Provision in excess of statutory rates	(6,491)	3,565	3,737
Change in federal and foreign valuation allowance	(4,238)	2,144	3,075
Impairment of goodwill and acquired intangibles assets	22,053	—	83
GILTI, net of tax credits	—	6,471	14,111
U.S. Tax Reform - transition tax and rate change	—	(25,728)	(12,262)
Tax credits	(3,518)	(4,500)	—
Other	(4,665)	(2,478)	(2,980)
Total income tax expense	$11,475	$87,112	$62,785
Effective tax rate	140.4%	20.1%	21.3%

We calculate our provision for federal, state and international income taxes based on current tax law. In the fourth quarter of 2018, the Company adjusted its accounting for the tax effects of U.S. Tax Reform. The net provisional tax expense was decreased in that period by approximately $12.3 million to $29.3 million largely due to changes in the transition tax calculations. In the fourth quarter of 2019 after additional regulatory guidance was issued by applicable taxing authorities, the Company elected to claim U.S. foreign tax credits, which reduced the net tax expense by $25.7 million.

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Tax loss carryforwards	$45,609	$34,357
Share-based compensation	6,771	7,366
Accrued expenses	22,243	19,048
Property and equipment	10,835	8,602
Goodwill and intangible amortization	7,614	8,143
Intercompany notes	7,689	5,591
Accrued revenue	34,663	24,721
Tax credits	65,388	65,063
Lease accounting	39,962	89,965
Foreign exchange	19,160	3,394
Other	14,230	12,371
Gross deferred tax assets	274,164	278,621
Valuation allowance	(77,563)	(83,184)
Net deferred tax assets	196,601	195,437
Deferred tax liabilities:
Intangible assets related to purchase accounting	(12,854)	(16,379)
Goodwill and intangible amortization	(24,763)	(20,806)
Accrued expenses	(43,971)	(29,084)
Intercompany notes	(10,396)	(8,733)
Accrued interest	(30,932)	(27,902)
Capitalized research and development	(6,352)	(6,048)
Property and equipment	(18,295)	(15,467)
Accrued revenue	(1,829)	(4,727)
Lease accounting	(39,962)	(89,965)
Foreign exchange	(10,880)	(4,156)
Other	(6,826)	(6,606)
Total deferred tax liabilities	(207,060)	(229,873)
Net deferred tax liabilities	$(10,459)	$(34,436)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2020 are expected to be allocated to income taxes in the Consolidated Statements of Income.

As of December 31, 2020, and 2019, the Company's foreign tax loss carryforwards were $197.4 million and $119.1 million, respectively, and U.S. state tax loss carryforwards were $95.8 million and $97.6 million, respectively. As of December 31, 2020, the Company had U.S. foreign tax credit carryforwards of $61.3 million which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2020.

As of December 31, 2020, the Company had foreign tax net operating loss carryforwards of $197.4 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2021	$3,538	$859
2022	3,590	827
2023	5,031	1,350
2024	6,060	1,434
2025	19,948	4,588
Thereafter	26,197	6,860
Unlimited	133,004	30,895
Total	$197,368	$46,813

In addition, the Company's state tax net operating loss carryforwards of $95.8 million will expire periodically from 2021 through 2040, U.S. foreign tax credit carryforwards of $61.3 million that will expire periodically from 2021 through 2028 and U.S. federal research and expenditure credit carryforwards of $3.3 million that will expire periodically from 2034 through 2038.

While U.S. tax expense has been recognized as a result of the transition tax and GILTI provisions of U.S. Tax Reform, the Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $1,710.1 million as of December 31, 2020.

 Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Beginning balance	$44,535	$30,915
Additions based on tax positions related to the current year	7,331	15,569
Additions for tax positions of prior years	—	6
Reductions for tax positions of prior years	(1,349)	(1,703)
Settlements	(10,127)	—
Statute of limitations expiration	(605)	(252)
Ending balance	$39,785	$44,535

As of December 31, 2020 and 2019, approximately $31.8 million and $42.7 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $6.2 million and $5.2 million as of December 31, 2020 and 2019, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2020:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2020
Germany	2016 through 2020
Greece	2014 through 2020
Spain	2015 through 2020
U.K.	2018 through 2020

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

(15) Valuation and Qualifying Accounts

Trade accounts receivable and accounts receivable balances included within the settlement assets are stated net of credit losses. Historically, the Company has not experienced significant write-offs. The Company records credit losses when it is probable that the accounts receivable balance will not be collected.

 The following table provides a summary of the credit loss balances and activity for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Beginning balance-credit losses	$27,938	$24,287	$20,958
Additions-charged to expense	19,469	10,095	8,653
Amounts written off	(7,842)	(6,179)	(4,079)
Other (primarily changes in foreign currency exchange rates)	2,162	(265)	(1,245)
Ending balance-credit losses	$41,727	$27,938	$24,287

(16) Stock Plans

The Company has share-based compensation plans ("SCP") that allow it to grant restricted shares, or options to purchase shares, of common stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant. Stock options are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2020, the Company has approximately 0.5 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $22.0 million, $21.4 million and $16.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $2.1 million, $4.9 million and $2.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2019 (1,653,340 shares exercisable)	3,015,775	$81.29
Granted	1,574,228	$103.30
Exercised	(460,688)	$34.35
Forfeited/Canceled	(37,966)	$105.87
Expired	(56)	$17.05
Balance at December 31, 2020	4,091,293	$94.88	7.4	$207,507
Exercisable at December 31, 2020	1,497,567	$61.32	4.3	$125,859
Vested and expected to vest at December 31, 2020	2,075,569	$78.63	5.4	$140,063
102

 Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $15.8 million, $13.1 million and $17.1 million in connection with stock options exercised in the years ended December 31, 2020, 2019 and 2018, respectively. The intrinsic value of these options exercised was $41.1 million, $30.6 million and $73.0 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $21.4 million and will be recognized over the next 5 years, with an overall weighted-average period of 2.8 years. The following table provides the fair value of options granted under the SCP during 2020, 2019 and 2018, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2020 (b)	2019	2018
Volatility	35.6%	29.3%	29.8%
Risk-free interest rate - weighted average	0.6%	2.1%	2.8%
Risk-free interest rate - range	0.31% to 1.17%	(a)	(a)
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	7.1 years	5.2 years	5.6 years
Weighted-average fair value (per share)	$48.21	$43.96	$37.16

(a) At the date of grant, the risk fee rate for stock options awarded in 2019 and 2018 was 1.7%, and 2.8%, respectively.

(b) During 2020, the Company granted 1,350,000 options that were valued using a Monte Carlo simulation (not included in the table above). The Monte Carlo simulation calculated a fair value per option of $26.90 using the following assumptions: volatility of 37.0%, risk-free interest rate of 0.33%, and a term of 5.0 years.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	493,948	$118.20
Granted	129,127	$117.97
Vested	(126,903)	$87.08
Forfeited	(10,662)	$105.14
Nonvested at December 31, 2020	485,510	$126.62

 The fair value of shares vested in the years ended December 31, 2020, 2019 and 2018 was $15.4 million, $16.6 million and $14.2 million, respectively. As of December 31, 2020, there was $18.3 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2020, there was $9.5 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.6 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2020, 2019 and 2018 was $117.97, $145.93 and $107.88 per share, respectively.

Employee stock purchase plan

The Company has a qualified Employee Stock Purchase Plan (the "ESPP"), which allows qualified employees (as defined by the plan documents) to participate in the purchase of rights to purchase designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each quarterly offering period. The Company reserved 1,000,000 shares of Common Stock for purchase under the ESPP. Pursuant to the ESPP, during the years ended December 31, 2020, 2019 and 2018, the Company issued 32,267, 16,713 and 21,872 rights, respectively, to purchase shares of Common Stock at a weighted average price per share of $71.63, $110.37 and $71.08, respectively. The grant date fair value of the option to purchase shares at the lower of the closing price at the beginning or end of the quarterly period, plus the actual total discount provided, are recorded as compensation expense. Total compensation expense recorded was $0.6 million, $0.4 million, and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table provides the weighted-average fair value of the ESPP stock purchase rights during the years ended December 31, 2020, 2019 and 2018 and the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year Ended December 31,
	2020	2019	2018
Volatility - weighted average	60.9%	24.3%	30.1%
Volatility - range	37.2% to 81.1%	20.3% to 28.1%	23.5% to 36.7%
Risk-free interest rate - weighted average	0.12%	2.07%	2.01%
Risk-free interest rate - range	0.09% to 0.16%	1.55% to 2.44%	1.73% to 2.45%
Dividend yield	—%	—%	—%
Expected lives	3 months	3 months	3 months
Weighted-average fair value (per share)	$20.11	$25.87	$17.22

(17) Business Segment Information

Euronet's reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company currently operates in the following three reportable operating segments:

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

3) Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria, AFEX, IME, and xe. Ria, AFEX, and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with the Company's reportable operating segments.

The following tables present the Company's reportable segment results for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$468,726	$835,517	$1,183,849	$(5,392)	$2,482,700
Operating expenses:
Direct operating costs	302,637	630,391	649,033	(5,362)	1,576,699
Salaries and benefits	91,526	64,769	213,511	34,336	404,142
Selling, general and administrative	35,388	35,789	142,161	8,276	221,614
Goodwill and acquired intangible assets impairment	21,861	—	84,741	—	106,602
Depreciation and amortization	84,025	7,890	34,694	412	127,021
Total operating expenses	535,437	738,839	1,124,140	37,662	2,436,078
Operating income (expense)	$(66,711)	$96,678	$59,709	$(43,054)	$46,622
Other income (expense)
Interest income					1,040
Interest expense					(36,604)
Foreign currency exchange loss, net					(3,756)
Other gains, net					869
Total other expense, net					(38,451)
Income before income taxes					$8,171
Segment assets as of December 31, 2020	$1,541,610	$1,135,204	$1,755,651	$494,246	$4,926,711

	For the Year Ended December 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$888,712	$769,329	$1,096,226	$(4,158)	$2,750,109
Operating expenses:
Direct operating costs	397,132	576,757	586,730	(4,136)	1,556,483
Salaries and benefits	87,603	61,540	208,792	36,809	394,744
Selling, general and administrative	35,518	35,054	133,068	8,304	211,944
Depreciation and amortization	71,819	6,774	32,846	305	111,744
Total operating expenses	592,072	680,125	961,436	41,282	2,274,915
Operating income (expense)	$296,640	$89,204	$134,790	$(45,440)	$475,194
Other income (expense)
Interest income					1,969
Interest expense					(36,237)
Foreign currency exchange gain, net					2,701
Other gains, net					(9,820)
Total other expense, net					(41,387)
Income before income taxes					$433,807
Segment assets as of December 31, 2019	$1,914,144	$962,671	$1,560,136	$220,715	$4,657,666

	For the Year Ended December 31, 2018
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$753,651	$743,784	$1,042,962	$(3,768)	$2,536,629
Operating expenses:
Direct operating costs	366,977	564,252	560,930	(3,753)	1,488,406
Salaries and benefits	75,791	57,748	194,808	32,085	360,432
Selling, general and administrative	46,925	35,749	125,647	8,486	216,807
Goodwill impairment	—	—	7,049	—	7,049
Depreciation and amortization	66,713	7,038	32,002	268	106,021
Total operating expenses	556,406	664,787	920,436	37,086	2,178,715
Operating income (expense)	$197,245	$78,997	$122,526	$(40,854)	$357,914
Other income (expense)
Interest income					1,320
Interest expense					(37,573)
Income from unconsolidated affiliates					(117)
Foreign currency exchange loss, net					(26,655)
Other gains, net					27
Total other expense, net					(62,998)
Income before income taxes					$294,916
Segment assets as of December 31, 2018	$1,220,141	$780,220	$1,310,775	$10,019	$3,321,155

Total revenues for the years ended December 31, 2020, 2019 and 2018, and property and equipment and total assets as of December 31, 2020 and 2019, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2020	2019	2018	2020	2019	2020	2019
United States	$725,135	$716,576	$721,977	$55,573	$49,904	$1,255,983	$717,894
Germany	533,999	518,146	476,122	38,808	35,824	797,627	660,730
Spain	118,934	189,104	155,619	61,563	55,240	291,254	371,882
United Kingdom	118,024	135,006	133,132	20,150	22,420	402,587	520,549
Italy	92,006	130,929	103,691	21,225	20,663	231,548	210,910
Poland	89,688	130,104	126,513	33,087	42,916	206,016	222,582
India	123,343	113,146	92,468	26,126	27,281	182,073	163,125
France	119,265	94,352	75,466	2,731	1,508	112,335	96,636
Greece	39,705	79,716	71,007	13,252	11,753	78,439	111,339
Malaysia	73,541	74,948	76,380	2,319	2,629	115,448	114,796
Australia	46,062	51,686	58,039	1,575	1,992	68,577	62,844
New Zealand	47,368	47,611	48,881	3,772	3,137	254,580	237,076
Other	355,630	468,785	397,334	98,260	84,713	930,244	1,167,303
Total foreign	1,757,565	2,033,533	1,814,652	322,868	310,076	3,670,728	3,939,772
Total	$2,482,700	$2,750,109	$2,536,629	$378,441	$359,980	$4,926,711	$4,657,666

Revenues are attributed to countries based on location of the customer, with the exception of software sales made by the Company's software subsidiary, which are attributed to the U.S.

(18) Financial Instruments and Fair Value Measurements

Concentrations of credit risk

The Company's credit risk primarily relates to trade accounts receivable and cash and cash equivalents. The EFT Processing Segment's customer base includes the most significant international card organizations and certain banks in its markets. The epay Segment's customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable are primarily due from independent agents that collect cash from customers on the Company's behalf and generally remit the cash within one week. The Company performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 15, Valuation and Qualifying Accounts, for further disclosure.

The Company invests excess cash not required for use in operations primarily in high credit quality, short-term duration securities that the Company believes bear minimal risk.

Fair value measurements

Fair value measurements used in the consolidated financial statements are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$80,879	$—	$80,879
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(65,905)	$—	$(65,905)

		As of December 31, 2019
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$54,765	$—	$54,765
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,935)	$—	$(41,935)

 The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company's revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2020 , the fair values of the Convertible Notes and Senior Notes were $667.4 million and $728.7 million, respectively, with carrying values of $452.2 million and $732.8 million, respectively.

(19) Litigation and Contingencies

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

(20) Commitments

As of December 31, 2020, the Company had $86.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.9 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2020, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $13.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $48.3 million over the terms of the agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company's Consolidated Balance Sheets. As of December 31, 2020, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $616.3 million. The Company maintains insurance policies to mitigate this exposure;

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

•

Euronet has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company's use of the vendor's product or the services of the vendor or consultant;

110

•

In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions of operating units or assets made by Euronet, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by Euronet, Euronet has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer's reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and

•

Euronet has entered into agreements with certain third parties, including banks that provide fiduciary and other services to Euronet or to the Company's benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third-party claims relating to carrying out their respective duties under such agreements.

The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has money transfer operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2020 or 2019.

(21) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.1 million, $0.3 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively, for the use of this airplane.

(22) Selected Quarterly Data (Unaudited)
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2019
Revenues	$577,509	$691,867	$786,986	$693,747
Operating income	$56,094	$117,897	$193,990	$107,213
Net income	$34,579	$68,005	$137,541	$106,570
Net income attributable to Euronet Worldwide, Inc.	$34,543	$68,153	$137,607	$106,446
Earnings per common share:
Basic	$0.67	$1.28	$2.53	$1.96
Diluted	$0.62	$1.25	$2.46	$1.91
For the Year Ended December 31, 2020
Revenues	$583,907	$527,803	$664,351	$706,639
Operating income (loss)	$31,602	$(101,271)	$66,072	$50,219
Net income (loss)	$1,720	$(115,733)	$40,315	$70,394
Net income (loss) attributable to Euronet Worldwide, Inc.	$1,921	$(115,804)	$40,249	$70,235
Earnings (loss) per common share:
Basic	$0.04	$(2.22)	$0.77	$1.34
Diluted	$0.04	$(2.22)	$0.76	$1.31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2020, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 19, 2021

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Delinquent Section 16(a) Reports” and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors”and shares issuable under approved plans in the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020, is incorporated herein by reference.

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

4.5	Form of 0.75% Convertible Senior Note due 2049 (included as Exhibit A to Exhibit 4.4 above)

4.6	Description of Securities (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K filed on March 3, 2020 and incorporated herein by reference.

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
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

116

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 and incorporated by reference herein) (2)

10.15
Credit agreement dated as of October 17, 2018 among Euronet Worldwide, Inc. and certain subsidiaries, as borrowers, certain subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as co-syndication agents, et al. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018 and incorporated by reference herein)

10.16
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.17
Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.18
Letter Amendment No. 2 dated as of September 17, 2020 to the Credit Agreement dated as of October 17, 2018, as Amended by Letter Amendment No. 1 dated as of August 26, 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020 and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 19, 2021
/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title

/s/ Michael J. Brown Michael J. Brown February 19, 2021	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 19, 2021	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 19, 2021	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 19, 2021	Director

/s/ Michael N. Frumkin Michael N. Frumkin February 19, 2021	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 19, 2021	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 19, 2021	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 19, 2021	Director

/s/ Mark R. Callegari Mark R. Callegari February 19, 2021	Director

