Form 10-Q
period 2021-03-31
EURONET WORLDWIDE, INC.
filed 2021-05-05
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 3, 2021, Euronet Worldwide, Inc. had 52,797,354 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,145,406	$1,420,255
ATM cash	339,883	411,054
Restricted cash	2,897	3,334
Settlement assets	960,313	1,140,875
Trade accounts receivable, net of credit losses of $4,717 and $5,926	111,384	117,517
Prepaid expenses and other current assets	253,308	272,900
Total current assets	2,813,191	3,365,935
Operating right of use lease assets	171,852	162,074
Property and equipment, net of accumulated depreciation of $485,467 and $490,429	357,272	378,441
Goodwill	653,128	665,821
Acquired intangible assets, net of accumulated amortization of $178,219 and $175,210	114,768	121,883
Other assets, net of accumulated amortization of $57,118 and $55,710	240,623	232,557
Total assets	$4,350,834	$4,926,711
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$960,313	$1,140,875
Trade accounts payable	125,007	147,593
Accrued expenses and other current liabilities	361,139	404,021
Current portion of operating lease liabilities	51,461	52,436
Short-term debt obligations and current maturities of long-term debt obligations	743	797
Income taxes payable	29,323	36,359
Deferred revenue	74,737	73,360
Total current liabilities	1,602,723	1,855,441
Debt obligations, net of current portion	1,143,026	1,437,589
Operating lease obligations, net of current portion	120,260	106,502
Deferred income taxes	39,708	37,875
Other long-term liabilities	39,390	43,401
Total liabilities	2,945,107	3,480,808
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,429,190 and 63,366,010	1,268	1,267
Additional paid-in-capital	1,240,273	1,228,446
Treasury stock, at cost, shares issued 10,632,705 and 10,631,961	(703,514)	(703,032)
Retained earnings	1,004,490	1,013,155
Accumulated other comprehensive loss	(137,059)	(94,214)
Total Euronet Worldwide, Inc. stockholders’ equity	1,405,458	1,445,622
Noncontrolling interests	269	281
Total equity	1,405,727	1,445,903
Total liabilities and equity	$4,350,834	$4,926,711
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$652,670	$583,907
Operating expenses:
Direct operating costs	434,516	359,456
Salaries and benefits	115,668	101,240
Selling, general and administrative	58,776	60,793
Depreciation and amortization	33,261	30,816
Total operating expenses	642,221	552,305
Operating income	10,449	31,602
Other income (expense):
Interest income	182	567
Interest expense	(9,189)	(9,233)
Foreign currency exchange loss, net	(4,032)	(18,806)
Other gains, net	31	31
Other expense, net	(13,008)	(27,441)
(Loss) income before income taxes	(2,559)	4,161
Income tax expense	(6,062)	(2,441)
Net (loss) income	(8,621)	1,720
Net (income) loss attributable to noncontrolling interests	(44)	201
Net (loss) income attributable to Euronet Worldwide, Inc.	$(8,665)	$1,921

(Loss) earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$(0.16)	$0.04
Diluted	$(0.16)	$0.04

Weighted average shares outstanding:
Basic	52,762,845	53,607,104
Diluted	52,762,845	54,779,321

See accompanying notes to the unaudited consolidated financial statements.

2

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(8,621)	$1,720
Translation adjustment	(42,901)	(59,818)
Comprehensive loss	(51,522)	(58,098)
Comprehensive loss attributable to noncontrolling interests	12	242
Comprehensive loss attributable to Euronet Worldwide, Inc.	$(51,510)	$(57,856)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	80,519	1	1,701	(249)
Share-based compensation			6,338
Repurchase of shares	(2,095,683)			(239,763)
Balance as of March 31, 2020	52,205,690	1,257	1,198,097	(703,716)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	62,436	1	3,335	(482)
Share-based compensation			8,492
Balance as of March 31, 2021	52,796,485	1,268	1,240,273	(703,514)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	1,921		(201)	1,720
Other comprehensive loss		(59,777)	(41)	(59,818)
Stock issued under employee stock plans				1,453
Share-based compensation				6,338
Repurchase of shares				(239,763)
Balance as of March 31, 2020	1,018,475	(224,667)	(174)	1,289,272

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013,155	$(94,214)	$281	$1,445,903
Net (loss) income	(8,665)		44	(8,621)
Other comprehensive loss		(42,845)	(56)	(42,901)
Stock issued under employee stock plans				2,854
Share-based compensation				8,492
Balance as of March 31, 2021	1,004,490	(137,059)	269	1,405,727

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(8,621)	$1,720
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,261	30,816
Share-based compensation	8,492	6,338
Unrealized foreign exchange loss, net	4,032	18,806
Deferred income taxes	2,374	(2,043)
Accretion of convertible debt discount and amortization of debt issuance costs	4,979	4,616
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(5,534)	(10,454)
Trade accounts receivable	148,697	300,063
Prepaid expenses and other current assets	29,551	(119,648)
Trade accounts payable	(220,439)	(126,242)
Deferred revenue	3,738	4,119
Accrued expenses and other current liabilities	11,234	14,811
Changes in noncurrent assets and liabilities	(14,409)	(17,018)
Net cash (used in) provided by operating activities	(2,645)	105,884
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	475
Purchases of property and equipment	(16,393)	(30,392)
Purchases of other long-term assets	(2,212)	(2,046)
Other, net	380	357
Net cash used in investing activities	(18,225)	(31,606)
Cash flows from financing activities:
Proceeds from issuance of shares	3,670	1,700
Repurchase of shares	(808)	(240,530)
Borrowings from revolving credit agreements	707,100	805,500
Repayments of revolving credit agreements	(977,500)	(805,500)
Net repayments from short-term debt obligations	(32)	(2,163)
Other, net	(1,641)	(1,651)
Net cash used in financing activities	(269,211)	(242,644)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(53,188)	(59,260)
Decrease in cash and cash equivalents and restricted cash	(343,269)	(227,626)
Cash and cash equivalents and restricted cash at beginning of period	2,099,508	1,817,379

Cash and cash equivalents and restricted cash at end of period	$1,756,239	$1,589,753

Supplemental disclosure of cash flow information:
Interest paid during the period	$2,703	$3,678
Income taxes paid during the period	$11,160	$16,064
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020, including the notes thereto, set forth in the Company’s 2020 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

(3) PENDING ACQUISITION

In March 2021, the Company entered into an agreement to purchase the Piraeus Bank Merchant Acquiring business of Piraeus Bank for €300 million, or approximately $360 million. The proposed arrangement will include separate commercial agreements for a long-term strategic partnership with Piraeus Bank for collaborative product distribution, processing and customer referrals. The acquisition will expand the Company’s omnichannel payments strategy and position the Company in Greece’s growing market for merchant acquiring services. The closing is targeted for late 2021 and is subject to regulatory approvals, finalization of the commercial agreements, and customary closing conditions. The Company expects to finance the purchase price using cash on hand.
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

	As of
(in thousands)	March 31, 2021	December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$209,853	$188,191
Settlement restricted cash	58,200	76,674
Accounts receivable, net of credit allowance of $33,980 and $35,800	478,209	641,955
Prepaid expenses and other current assets	214,051	234,055
Total settlement assets	$960,313	$1,140,875
Settlement obligations:
Trade account payables	$356,612	$571,175
Accrued expenses and other current liabilities	603,701	569,700
Total settlement obligations	$960,313	$1,140,875

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,145,406	$1,420,255	$709,521	$786,081
Restricted cash	2,897	3,334	28,953	34,301
ATM cash	339,883	411,054	558,580	665,641
Settlement cash and cash equivalents	209,853	188,191	256,456	282,188
Settlement restricted cash	58,200	76,674	36,243	49,168
Cash and cash equivalents and restricted cash at end of period	$1,756,239	$2,099,508	$1,589,753	$1,817,379

(5) STOCKHOLDERS' EQUITY

(Loss) Earnings Per Share

Basic (loss) earnings per share has been computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted (loss) earnings per share has been computed by dividing (loss) earnings available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's common stock, assumed vesting of restricted stock and the assumed conversion of the Company's convertible debt, if such conversion would be dilutive.

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2021	2020
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,762,845	53,607,104
Incremental shares from assumed exercise of stock options and vesting of restricted stock	—	1,172,217
Diluted weighted average shares outstanding	52,762,845	54,779,321

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted (loss) earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 2,437,000 and 886,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Company's Convertible Notes currently have a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes were included in the calculation of diluted (loss) earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. The market price per share of common stock was $138.30 on March 31, 2021 and $85.72 on March 31, 2020, therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures for the three months ended March 31, 2021 and 2020. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized a repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the three months ended March 31, 2021, there were no repurchases of stock under the repurchase programs. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation losses of $42.9 million and $59.8 million for the three months ended March 31, 2021 and 2020, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2021 and 2020.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2021 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2020	$121,883	$665,821	$787,704
Decreases:
Acquisition	—	—	—
Amortization	(5,789)	—	(5,789)
Foreign currency exchange rate changes	(1,326)	(12,693)	(14,019)
Balance as of March 31, 2021	$114,768	$653,128	$767,896

Of the total goodwill balance of $653.1 million as of March 31, 2021, $398.0 million relates to the Money Transfer Segment, $132.3 million relates to the epay Segment and the remaining $122.8 million relates to the EFT Processing Segment. Estimated amortization expense on acquired intangible assets with finite lives as of March 31, 2021, is expected to total $17.0 million for the remainder of 2021, $21.5 million for 2022, $16.6 million for 2023, $9.8 million for 2024, $6.4 million for 2025 and $6.2 million for 2026.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Accrued expenses	$314,103	$331,713
Derivative liabilities	41,219	65,905
Current portion of finance lease obligations	5,817	6,403
Total	$361,139	$404,021

(8) UNEARNED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the three months ended March 31, 2021 is primarily driven by $22.9 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $21.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Credit Facility:
Revolving credit agreement	$—	$270,400
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	456,159	452,228

1.375% Senior Notes, due 2026	703,680	732,840

Other obligations	813	850

Total debt obligations	1,160,652	1,456,318
Unamortized debt issuance costs	(16,883)	(17,932)
Carrying value of debt	1,143,769	1,438,386
Short-term debt obligations and current maturities of long-term debt obligations	(743)	(797)
Long-term debt obligations	$1,143,026	$1,437,589

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants as of March 31, 2021.

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

Contractual interest expense for the Convertible Notes was $1.0 million for the three months ended March 31, 2021 and 2020. Accretion expense for the Convertible Notes was $3.9 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively. The effective interest rate was 4.4% for the three months ended March 31, 2021. As of March 31, 2021, the unamortized discount was $68.8 million and will be amortized through March 2025.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2021, the Company has outstanding €600 million ($703.7 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of March 31, 2021 and December 31, 2020, borrowings under these arrangements were $0.8 million and $0.9 million, respectively.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $120 million and $246 million as of March 31, 2021 and December 31, 2020, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $593 million and $454 million as of March 31, 2021 and December 31, 2020, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $18.5 million and $18.1 million for the three months ended March 31, 2021 and 2020, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of March 31, 2021 and December 31, 2020 was approximately $1.4 billion and $1.3 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$49,390	$80,879	Other current liabilities	$(41,219)	$(65,905)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$49,390	$—	$49,390	$(26,069)	$(4,243)	$19,078

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$80,879	$—	$80,879	$(44,893)	$(2,778)	$33,208

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(41,219)	$—	$(41,219)	$26,069	$2,307	$(12,843)

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$(65,905)	$—	$(65,905)	$44,893	$12,272	$(8,740)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020:

		Amount of (Loss) Gain Recognized in Income on Derivative Contracts (a)
	Location of (Loss) Gain Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2021	2020
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss) gain, net	$(2,468)	$1,019
(a) The Company enters into derivative contracts such as foreign currency exchange forwards and cross-currency swaps as part of its xe operations. These derivative contracts are excluded from this table as they are part of the broader disclosure of foreign currency exchange revenues for this business discussed above.

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

(11) FAIR VALUE MEASUREMENTS

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of March 31, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$49,390	$—	$49,390
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41,219)	$—	$(41,219)
		As of December 31, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$80,879	$—	$80,879
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(65,905)	$—	$(65,905)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2021, the fair values of the Convertible Notes and Senior Notes were $631.4 million and $712.0 million, respectively, with carrying values of $456.2 million and $703.7 million, respectively.

(12) SEGMENT INFORMATION

Euronet’s reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). The Company currently operates in the following three reportable operating segments:

  Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Asia Pacific, the United States and Africa. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.
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
15

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, “Corporate Services, Eliminations and Other.” These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company’s reportable segment results for the three months ended March 31, 2021 and 2020:
	For the Three Months Ended March 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$87,076	$242,303	$324,900	$(1,609)	$652,670
Operating expenses:
Direct operating costs	69,612	182,633	183,878	(1,607)	434,516
Salaries and benefits	23,571	19,369	60,540	12,188	115,668
Selling, general and administrative	11,962	9,020	36,116	1,678	58,776
Depreciation and amortization	22,027	2,124	8,963	147	33,261
Total operating expenses	127,172	213,146	289,497	12,406	642,221
Operating (loss) income	$(40,096)	$29,157	$35,403	$(14,015)	$10,449

	For the Three Months Ended March 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$145,825	$172,911	$266,234	$(1,063)	$583,907
Operating expenses:
Direct operating costs	87,536	130,074	142,909	(1,063)	359,456
Salaries and benefits	22,091	15,697	53,864	9,588	101,240
Selling, general and administrative	10,941	8,838	38,582	2,432	60,793
Depreciation and amortization	20,322	1,844	8,571	79	30,816
Total operating expenses	140,890	156,453	243,926	11,036	552,305
Operating income (expense)	$4,935	$16,458	$22,308	$(12,099)	$31,602

The following table presents the Company’s total assets by reportable segment:

	Total Assets as of
(in thousands)	March 31, 2021	December 31, 2020
EFT Processing	$1,400,396	$1,541,610
epay	915,875	1,135,204
Money Transfer	1,764,127	1,755,651
Corporate Services, Eliminations and Other	270,436	494,246
Total	$4,350,834	$4,926,711

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

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$46,862	$164,908	$132,839	$344,609	$99,474	$115,277	$91,058	$305,809
North America	14,466	33,841	152,302	200,609	15,019	33,852	137,895	186,766
Asia Pacific	25,694	34,318	28,469	88,481	31,328	19,274	30,848	81,450
Other	54	9,236	11,290	20,580	4	4,508	6,433	10,945
Eliminations	—	—	—	(1,609)	—	—	—	(1,063)
Total	$87,076	$242,303	$324,900	$652,670	$145,825	$172,911	$266,234	$583,907

(13) INCOME TAXES

The Company's effective income tax rate was (236.9%) and 58.7% for the three months ended March 31, 2021 and 2020, respectively. The Company's effective income tax rate for the three months ended March 31, 2021 was lower than the applicable statutory income tax rate of 21% as a result of the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings, certain foreign earnings of the Company being subject to higher local statutory tax rates, and the Company’s U.S. deferred tax activity on foreign exchange positions. The Company's effective income tax rate for the three months ended March 31, 2020 was higher than the applicable statutory income tax rate of 21% primarily as a result of certain foreign earnings of the Company being subject to higher local statutory income tax rates.

(14) COMMITMENTS

As of March 31, 2021, the Company had $87.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $58.9 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.8 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of March 31, 2021, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $45.4 million over the terms of agreements with the customers.

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

  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of March 31, 2021, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $486 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2021 or December 31, 2020.

(15) LITIGATION AND CONTINGENCIES

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

(16) LEASES

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

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. Since the Company is not reasonably certain not to exercise termination options, payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred and corresponding leases are excluded from the right of use lease asset and lease liability balances. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2021 are:
As of March 31, 2021
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2021	$35,443
2022	40,777
2023	30,483
2024	21,829
2025	15,220
Thereafter	33,594
Total lease payments	$177,346
Less: imputed interest	(5,625)
Present value of lease liabilities	$171,721

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

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:
Lease Expense (in thousands)	Income Statement Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease expense	Selling, general and administrative and Direct operating costs	$13,858	$33,188
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	22,549	8,680
Total lease expense		$36,407	$41,868

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2021
Weighted- average remaining lease term (years)	5.3
Weighted- average discount rate	2.2%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (a)	$13,669	$32,792
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$28,188	$50,525
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

 Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the speed and effectiveness of rollouts for vaccines and treatments for COVID-19;  the effects in Europe of the U.K.'s departure from the E.U. and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and the European Union's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.
21

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive Automated Teller Machine ("ATM"), point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

  The EFT Processing Segment, which processes transactions for a network of 36,777 active ATMs and approximately 349,000 POS terminals across Europe, the Middle East, Asia Pacific, the United States and Africa. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.
  The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 736,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.
  The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria, AFEX and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 475,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 72% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 13% of total consolidated revenues for the first quarter of 2021, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 37% of total consolidated revenues for the first quarter of 2021, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time compared with other electronic products has decreased over time, and digital media content now produces approximately 69% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as other products, including mobile wallets, prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 50% of total consolidated revenues for the first quarter of 2021, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, IME and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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
23

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
24

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

25

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the first quarter of 2021. These types of orders were first put into effect in late February 2020 or early March 2020.  As the number and rate of new cases has fluctuated in various locations around the global, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed.  Some version of these orders remains in almost every location in which we operate.  Although vaccines for COVID-19 are becoming widely available in the U.S. and parts of Europe, their availability is still limited in many parts of the world where we operate.  In addition, the rate of acceptance and long term effectiveness of the vaccines, especially against new variants, are still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic related restrictions in certain markets hat limit customers' ability to access our network of company owned stores and agents.

In response to the COVID-19 pandemic driven impacts, we implemented several key measures to offset the impact across the business, including renegotiating certain third party contracts, reducing travel, decreasing capital expenditures, and expanding ATM seasonal deactivations (placing them in dormancy status, terminating, or re-negotiating) in more sites and more markets.
26

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three months ended March 31, 2021 and 2020 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$87,076	$145,825	$(58,749)	(40)%
epay	242,303	172,911	69,392	40%
Money Transfer	324,900	266,234	58,666	22%
Total	654,279	584,970	69,309	12%
Corporate services, eliminations and other	(1,609)	(1,063)	(546)	51%
Total	$652,670	$583,907	$68,763	12%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$(40,096)	$4,935	$(45,031)	(912)%
epay	29,157	16,458	12,699	77%
Money Transfer	35,403	22,308	13,095	59%
Total	24,464	43,701	(19,237)	(44)%
Corporate services, eliminations and other	(14,015)	(12,099)	(1,916)	16%
Total	$10,449	$31,602	$(21,153)	(67)%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended March 31,
Currency (dollars per foreign currency)	2021	2020	Increase Percent
Australian dollar	$0.7725	$0.6144	26%
British pounds sterling	$1.3790	$1.2405	11%
euro	$1.2052	$1.1026	9%
Hungarian forint	$0.0033	$0.0031	6%
Indian rupee	$0.0137	$0.0133	3%
Malaysian ringgit	$0.2461	$0.2319	6%
New Zealand dollar	$0.7188	$0.5966	20%
Polish zloty	$0.2655	$0.2418	10%
27

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$87,076	$145,825	$(58,749)	(40)%
Operating expenses:
Direct operating costs	69,612	87,536	(17,924)	(20)%
Salaries and benefits	23,571	22,091	1,480	7%
Selling, general and administrative	11,962	10,941	1,021	9%
Depreciation and amortization	22,027	20,322	1,705	8%
Total operating expenses	127,172	140,890	(13,718)	(10)%
Operating (loss) income	$(40,096)	$4,935	$(45,031)	(912)%
Transactions processed (millions)	925	785	140	18%
ATMs as of March 31,	36,777	42,176	(5,399)	(13)%
Average Active ATMs	36,624	44,813	(8,189)	(18)%

Revenues

EFT Processing Segment total revenues were $87.1 million for the three months ended March 31, 2021, a decrease of $58.7 million or 40% compared to the same period in 2020. The decrease in revenues was primarily due to the impact of fewer active ATMs and fewer high-margin cross-border transactions (DCC), related to COVID-19 pandemic-driven government imposed border and business closures, travel restrictions and lockdowns. The government imposed border and business closures, travel restrictions and lockdowns were in effect to varying degrees for all of the first quarter of 2021 compared to similar restrictions that were primarily limited to the month of March in 2020. These closures, restrictions and other orders resulted in a significant decline in tourism throughout Europe which led to a decrease in DCC and surcharge revenues for the three months ended March 31, 2021 compared to the same period in 2020. Foreign currency movements increased revenues by approximately $3.2 million for the three months ended March 31, 2021 compared to the same period in 2020.

Average monthly revenues per ATM decreased to $793 for the three months ended March 31, 2021 compared to $1,085 for the same period in 2020. Revenues per transaction decreased to $0.09 for the three months ended March 31, 2021 compared to $0.19 for the same period in 2020. The decreases in average monthly revenues per ATM and revenues per transaction were attributable to a shift in the mix in our transaction volume as COVID-19 restrictions significantly reduced the volume of higher revenue transactions (DCC and surcharge) throughout Europe while we experienced a significant increase in the volume of lower revenue transactions (processing bank wallet transactions and payments for e-commerce sites) primarily in our Asia Pacific region.

Direct operating costs

EFT Processing Segment direct operating costs were $69.6 million for the three months ended March 31, 2021, a decrease of $17.9 million or 20% compared to the same period in 2020. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions.
28

The decrease in direct operating costs was primarily due to the decrease in the number of ATMs under management, renegotiated and reduced site rental fees, and reduced operating costs for ATM's seasonally deactivated during COVID-19 pandemic imposed restrictions. Foreign currency movements increased direct operating costs by approximately $3.2 million for the three months ended March 31, 2021 compared to the same period in 2020.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $17.5 million for the three months ended March 31, 2021, a decrease of $40.8 million or 70% compared to $58.3 million for the same period in 2020. Gross profit as a percentage of revenues (“gross margin”) decreased to 20.1% for the three months ended March 31, 2021, compared to 40.0% for the same period in 2020. The decrease in gross profit and gross margin was attributable to the decrease in DCC transactions and domestic and international surcharges.

Salaries and benefits

Salaries and benefits expenses were $23.6 million for the three months ended March 31, 2021, an increase of $1.5 million or 7% compared to the same period in 2020. Foreign currency movements in the countries we employ our workforce increased these expenses by $1.3 million for the three months ended March 31, 2021 compared to the same period in 2020. As a percentage of revenues, these expenses increased to 27.1% for the three months ended March 31, 2021, compared to 15.1% for the same period in 2020. We made a decision to retain our employees during the pandemic.

Selling, general and administrative

Selling, general and administrative expenses were $12.0 million for the three months ended March 31, 2021, an increase of $1.0 million or 9% compared to the same period in 2020. Foreign currency movements increased these expenses by $1.2 million for the three months ended March 31, 2021 compared to the same period in 2020, which were partially offset by decreases in travel related expenses and bad debt expense. As a percentage of revenues, these expenses increased to 13.7% for the three months ended March 31, 2021, compared to 7.5% for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expenses were $22.0 million for the three months ended March 31, 2021, an increase of $1.7 million or 8% compared to the same period in 2020. Foreign currency movements increased these expenses by $1.2 million for the three months ended March 31, 2021 compared to the same period in 2020, with the remainder of the increase driven by the acquisition of additional ATMs and software assets. As a percentage of revenues, these expenses increased to 25.3% for three months ended March 31, 2021, compared to 13.9% for the same period in 2020.

Operating (loss) income

EFT Processing Segment had an operating loss of ($40.1 million) for the three months ended March 31, 2021, a decrease of $45.0 million or (912%) compared to the operating income for the same period in 2020. Operating (loss) income as a percentage of revenues (“operating margin”) decreased to (46.0%) for the three months ended March 31, 2021, compared to 3.4% for the same period in 2020. Operating (loss) income per transaction was ($0.04) for the three months ended March 31, 2021, compared to $0.01 for the same period in 2020. The decreases in operating income, operating margin and operating income per transaction were primarily driven by the decrease in travel throughout Europe that led to the significant decrease in DCC and surcharge revenues compared to the same period in 2020.

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2021 and 2020 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$242,303	$172,911	$69,392	40%
Operating expenses:
Direct operating costs	182,633	130,074	52,559	40%
Salaries and benefits	19,369	15,697	3,672	23%
Selling, general and administrative	9,020	8,838	182	2%
Depreciation and amortization	2,124	1,844	280	15%
Total operating expenses	213,146	156,453	56,693	36%
Operating income	$29,157	$16,458	$12,699	77%
Transactions processed (millions)	667	447	220	49%

Revenues

epay Segment total revenues were $242.3 million for the three months ended March 31, 2021, an increase of $69.4 million or 40% compared to the same period in 2020. The increase in revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth and the U.S. dollar weakening against key foreign currencies during the first quarter of 2021. Foreign currency movements increased revenues by approximately $12.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The epay segment was impacted by COVID-19 pandemic-driven government imposed lockdowns and business closures, primarily at retail outlets, which were offset by increases in digital media offerings in Asia and revenues derived from businesses that were classified as essential and remained open during the pandemic.

Revenues per transaction decreased to $0.36 for the three months ended March 31, 2021, compared to $0.39 for the same period in 2020. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $182.6 million for the three months ended March 31, 2021, an increase of $52.6 million or 40% compared to the same period in 2020. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in transaction volumes of low-value mobile top-up transactions and by the U.S. dollar weakening against key foreign currencies in the first quarter of 2021. Foreign currency movements increased direct operating costs by approximately $9.4 million for the three months ended March 31, 2021 compared to the same period in 2020.

Gross profit

Gross profit was $59.7 million for the three months ended March 31, 2021, an increase of $16.9 million or 39% compared to $42.8 million for the same period in 2020. Gross margin decreased to 24.6% for the three months ended March 31, 2021, compared to 24.8% for the same period in 2020. The increase in gross profit and decrease in gross margin is driven by the increase in transaction volumes processed in regions where we generally earn lower revenues per transaction.

Salaries and benefits

Salaries and benefits expenses were $19.4 million for the three months ended March 31, 2021, an increase of $3.7 million or 23% compared to the same period in 2020. The increase in salaries and benefits was driven by an increase in headcount to support the growth of the business as well as a $1.2 million increase from foreign currency movements for the three months ended March 31, 2021 compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 8.0% for the three months ended March 31, 2021, compared to 9.1% for the same period in 2020.

Selling, general and administrative

Selling, general and administrative expenses were $9.0 million for the three months ended March 31, 2021, an increase of $0.2 million or 2% compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 3.7% for the three months ended March 31, 2021, compared to 5.1% for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expenses were $2.1 million for the three months ended March 31, 2021, an increase of $0.3 million or 15% compared to the same period in 2020. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.9% for the three months ended March 31, 2021, compared to 1.1% for same period in 2020.

Operating income

epay Segment operating income was $29.2 million for the three months ended March 31, 2021, an increase of $12.7 million or 77% compared to the same period in 2020. Operating margin increased to 12.0% for the three months ended March 31, 2021, compared to 9.5% for the same period in 2020. Operating income per transaction was $0.04 for both the three months ended March 31, 2021 and 2020. The increases in operating income and operating margin for the three months ended March 31, 2021 compared to the same period in 2020 were primarily due to an increase in the number of higher-margin digital media transactions.

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three months ended March 31, 2021 and 2020 for the Money Transfer Segment:
	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$324,900	$266,234	$58,666	22%
Operating expenses:
Direct operating costs	183,878	142,909	40,969	29%
Salaries and benefits	60,540	53,864	6,676	12%
Selling, general and administrative	36,116	38,582	(2,466)	(6)%
Depreciation and amortization	8,963	8,571	392	5%
Total operating expenses	289,497	243,926	45,571	19%
Operating income	$35,403	$22,308	$13,095	59%
Transactions processed (millions)	31.2	27.4	3.8	14%
Revenues

Money Transfer Segment total revenues were $324.9 million for the three months ended March 31, 2021, an increase of $58.7 million or 22% compared to the same period in 2020. The increase in revenues was primarily due to increases in U.S. outbound and international-originated money transfers, partially offset by decreases in the U.S. domestic business. Revenues per transaction increased to $10.41 for the three months ended March 31, 2021, compared to $9.72 for the same period in 2020. Foreign currency movements increased revenues by approximately $14.3 million for the three months ended March 31, 2021 compared to the same period in 2020.

Direct operating costs

Money Transfer Segment direct operating costs were $183.9 million for the three months ended March 31, 2021, an increase of $41.0 million or 29% compared to the same period in 2020. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and the impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased direct operating costs by approximately $7.1 million for the three months ended March 31, 2021 compared to the same period in 2020.

Gross profit

Gross profit was $141.0 million for the three months ended March 31, 2021, an increase of $17.7 million or 14% compared to $123.3 million for the same period in 2020. The increase in gross profit was primarily due to increases in U.S. outbound and international-originated money transfers. Gross margin decreased to 43.4% for the three months ended March 31, 2021, compared to 46.3% for the same period in 2020. The decrease in gross margin is primarily attributable to the increase in direct operating costs driven by increased agent commissions in the first quarter of 2021 compared to the same period in 2020.
32

Salaries and benefits

Salaries and benefits expenses were $60.5 million for the three months ended March 31, 2021, an increase of $6.7 million or 12% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business, an increase in bonus expense and an increase of $2.6 million from foreign currency movements for the three months ended March 31, 2021 compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 18.6% for the three months ended March 31, 2021, compared to 20.2% for the same period in 2020.

Selling, general and administrative

Selling, general and administrative expenses were $36.1 million for the three months ended March 31, 2021, a decrease of $2.5 million or 6% compared to the same period in 2020. The decrease was primarily due to a $3.7 million decrease in bad debt expense and a $1.6 million decrease in travel related expenses, partially offset by a $2.6 million increase from foreign currency movements for the three months ended March 31, 2021 compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 11.1% for the three months ended March 31, 2021, compared to 14.5% for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expenses were $9.0 million for the three months ended March 31, 2021, an increase of $0.4 million or 5% compared to the same period in 2020. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.8% for the three months ended March 31, 2021, compared to 3.2% for the same period in 2020.

Operating income
Money Transfer Segment operating income was $35.4 million for the three months ended March 31, 2021, an increase of $13.1 million or 59% compared to the same period in 2020. Operating margin increased to 10.9% for the three months ended March 31, 2021, compared to 8.4% for the same period in 2020. The increases in operating income and operating margin were primarily driven by the increase in transaction volume, specifically the higher margin transactions for U.S. outbound and international-originated money transfers. Operating income per transaction increased to $1.13 for the three months ended March 31, 2021, compared to $0.81 for the same period in 2020.
CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2021 and 2020 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$12,188	$9,588	$2,600	27%
Selling, general and administrative	1,680	2,432	(752)	(31)%
Depreciation and amortization	147	79	68	86%
Total operating expenses	$14,015	$12,099	$1,916	16%

Corporate operating expenses

Total Corporate operating expenses were $14.0 million for the three months ended March 31, 2021, an increase of $1.9 million or 16% compared to the same period in 2020. The increase is primarily due to a $2.2 million increase in share based compensation.

OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$182	$567	$(385)	(68)%
Interest expense	(9,189)	(9,233)	44	(0)%
Foreign currency exchange loss, net	(4,032)	(18,806)	14,774	(79)%
Other gains, net	31	31	—	0%
Other expense, net	$(13,008)	$(27,441)	$14,433	(53)%

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

We recorded net foreign currency exchange losses of $4.0 million and $18.8 million for the three months ended March 31, 2021 and 2020, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

Our effective income tax rate was (236.9%) and 58.7% for the three months ended March 31, 2021 and 2020, respectively. Our effective income tax rate for the three months ended March 31, 2021 was lower than the applicable statutory income tax rate of 21% as a result of the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings, certain foreign earnings being subject to higher local statutory tax rates, and our U.S. deferred tax activity on foreign exchange positions. Our effective income tax rate for the three months ended March 31, 2020 was higher than the applicable statutory income tax rate of 21% primarily as a result of certain foreign earnings being subject to higher local statutory income tax rates.

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net loss attributable to Euronet was ($8.7 million) for the three months ended March 31, 2021, a decrease of $10.6 million or 551% compared to the net income in the same period in 2020. The decrease in net income was primarily attributable to the $6.3 million decrease in gross profit that was largely driven by the decrease in revenues in the EFT Segment, a $14.4 million increase in salaries and benefits expense and a $3.6 million increase in income tax expense, partially offset by a decrease in net foreign currency exchange losses of $14.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2021, we had working capital of $1,210.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,510.5 million as of December 31, 2020. The decrease in working capital was primarily due to the $270.4 million repayment of the outstanding balance on the Credit Facility during the first quarter of 2021. Our ratio of current assets to current liabilities was 1.76 and 1.81  at March 31, 2021 and December 31, 2020, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of March 31, 2021, we had $339.9 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash decreased $71.2 million from $411.1 million as of December 31, 2020 to $339.9 million as of March 31, 2021 as a result of the reduction in number of active ATMs as of March 31, 2021 compared to December 31, 2020.

The Company has $1,145.4 million of unrestricted cash as of March 31, 2021 compared to $1,420.3 million as of December 31, 2020. The decrease in unrestricted cash was primarily due to the $270.4 million repayment of the outstanding balance on the Credit Facility during the first quarter of 2021. Including the $339.9 million of cash in ATMs at March 31, 2021, the Company has access to $1,485.3 million in available cash, and $941.1 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.
35

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Liquidity	2021	2020
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$(2,645)	$105,884
Investing activities	(18,225)	(31,606)
Financing activities	(269,211)	(242,644)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(53,188)	(59,260)
Decrease in cash and cash equivalents and restricted cash	$(343,269)	$(227,626)

Operating activity cash flow

Cash flows (used in) provided by operating activities were ($2.6 million) for the three months ended March 31, 2021 compared to $105.9 million for the same period in 2020. The decrease in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment, and the decrease in net income.

Investing activity cash flow

Cash flows used in investing activities were $18.2 million for the three months ended March 31, 2021 compared to $31.6 million for the same period in 2020. We used $16.4 million for purchases of property and equipment for the three months ended March 31, 2021 compared to $30.4 million for the same period in 2020. The decrease in purchases of property and equipment is primarily driven by the COVID-19 related impacts to the EFT segment. Cash used for software development and other investing activities totaled $1.8 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Financing activity cash flow

Cash flows used in financing activities were $269.2 million for the three months ended March 31, 2021 compared to $242.6 million for the same period in 2020. Our borrowing activities for the three months ended March 31, 2021 consisted of cash outflows of $270.4 million compared to no net borrowings for the same period in 2020. The decrease in net borrowings for the three months ended March 31, 2021 compared to the same period in 2020 was the result of the repayment of the outstanding balance on the Credit Facility. We repurchased $0.8 million of common stock during the first quarter of 2021 compared to repurchases of $240.5 million during the first quarter of 2020. We received proceeds of $3.7 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

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

As of March 31, 2021, fees and interest on borrowings are based upon our corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).

As of March 31, 2021, we had no borrowings and $58.9 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $941.1 million under the Credit Facility was available for borrowing.
36

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between us and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September, and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of March 31, 2021, we have outstanding €600 million ($703.7 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.8 million and $0.9 million outstanding under these other obligation arrangements as of March 31, 2021 and December 31, 2020, respectively.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the three months ended March 31, 2021 were $16.4 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2021 are currently estimated to range from approximately $105 million to $110 million.

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
37

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

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2021, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2021. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of March 31, 2021, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2021, our total debt outstanding, excluding unamortized debt issuance costs, was $1,160.7 million. Of this amount, $456.2 million, net of debt discounts, or 39% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2021, the fair value of our fixed rate Convertible Notes was $631.4 million, compared to a carrying value of $456.2 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of March 31, 2021 we had no borrowings under our Credit Facility. Additionally, $703.7 million, or 61% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of March 31, 2021, the fair value of our fixed rate Senior Notes was $712.0 million, compared to a carrying value of $703.7 million. The remaining $0.8 million, or 0.1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the three months ended March 31, 2021, approximately 72% and of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2021, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $45 million to $50 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $152 million to $157 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of March 31, 2021, we had foreign currency derivative contracts outstanding with a notional value of $120 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2021, we held foreign currency derivative contracts outstanding with a notional value of $1.4 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2021, the Company had foreign currency forward contracts outstanding with a notional value of $593 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There has been no change in our internal control over financial reporting during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.

The discussion regarding contingencies in Part I, Item 1 — Financial Statements (unaudited), Note 15, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
January 1 - January 31, 2021	—	$—	—	$259,362
February 1 - February 28, 2021	—	—	—	259,362
March 1 - March 31, 2021	—	—	—	$250,000
Total	—	$—	—
(1) On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized a repurchase program of $120 million in value of Euronet’s common stock through March 11, 2021. Euronet repurchased $110.6 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 (unaudited) and December 31, 2020, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2021 and 2020 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________
* Filed herewith.
** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in our public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about us or our business or operations on the date hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 4, 2021
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

