Form 10-Q
period 2021-06-30
EURONET WORLDWIDE, INC.
filed 2021-08-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 2, 2021, Euronet Worldwide, Inc. had 52,824,377 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$994,488	$1,420,255
ATM cash	565,084	411,054
Restricted cash	3,328	3,334
Settlement assets	929,722	1,140,875
Trade accounts receivable, net of credit losses of $4,604 and $5,926	138,563	117,517
Prepaid expenses and other current assets	270,503	272,900
Total current assets	2,901,688	3,365,935
Operating right of use lease assets	173,611	162,074
Property and equipment, net of accumulated depreciation of $512,831 and $490,429	362,946	378,441
Goodwill	657,327	665,821
Acquired intangible assets, net of accumulated amortization of $177,693 and $175,210	109,320	121,883
Other assets, net of accumulated amortization of $59,408 and $55,710	234,191	232,557
Total assets	$4,439,083	$4,926,711
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$929,722	$1,140,875
Trade accounts payable	141,018	147,593
Accrued expenses and other current liabilities	388,833	404,021
Current portion of operating lease liabilities	53,659	52,436
Short-term debt obligations and current maturities of long-term debt obligations	746	797
Income taxes payable	35,814	36,359
Deferred revenue	71,667	73,360
Total current liabilities	1,621,459	1,855,441
Debt obligations, net of current portion	1,176,441	1,437,589
Operating lease obligations, net of current portion	122,043	106,502
Deferred income taxes	39,114	37,875
Other long-term liabilities	40,530	43,401
Total liabilities	2,999,587	3,480,808
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,451,545 and 63,366,010	1,269	1,267
Additional paid-in-capital	1,252,456	1,228,446
Treasury stock, at cost, shares issued 10,629,291 and 10,631,961	(703,247)	(703,032)
Retained earnings	1,013,125	1,013,155
Accumulated other comprehensive loss	(124,384)	(94,214)
Total Euronet Worldwide, Inc. stockholders’ equity	1,439,219	1,445,622
Noncontrolling interests	277	281
Total equity	1,439,496	1,445,903
Total liabilities and equity	$4,439,083	$4,926,711
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$714,686	$527,803	$1,367,356	$1,111,710
Operating expenses:
Direct operating costs	470,816	350,011	905,332	709,467
Salaries and benefits	121,071	90,952	236,739	192,192
Selling, general and administrative	59,119	53,315	117,895	114,108
Goodwill impairment	—	104,554	—	104,554
Depreciation and amortization	33,559	30,242	66,820	61,058
Total operating expenses	684,565	629,074	1,326,786	1,181,379
Operating income (loss)	30,121	(101,271)	40,570	(69,669)
Other income (expense):
Interest income	204	161	386	728
Interest expense	(9,457)	(8,884)	(18,646)	(18,117)
Foreign currency exchange gain (loss), net	116	2,495	(3,916)	(16,311)
Other gains, net	—	697	31	728
Other expense, net	(9,137)	(5,531)	(22,145)	(32,972)
Income (loss) before income taxes	20,984	(106,802)	18,425	(102,641)
Income tax expense	(12,352)	(8,931)	(18,414)	(11,372)
Net income (loss)	8,632	(115,733)	11	(114,013)
Net loss (income) attributable to noncontrolling interests	3	(71)	(41)	130
Net income (loss) attributable to Euronet Worldwide, Inc.	$8,635	$(115,804)	$(30)	$(113,883)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.16	$(2.22)	$(0.00)	$(2.15)
Diluted	$0.16	$(2.22)	$(0.00)	$(2.15)

Weighted average shares outstanding:
Basic	52,805,367	52,234,465	52,784,106	52,920,784
Diluted	54,008,839	52,234,465	52,784,106	52,920,784

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$8,632	$(115,733)	$11	$(114,013)
Translation adjustment	12,686	32,172	(30,215)	(27,646)
Comprehensive income (loss)	21,318	(83,561)	(30,204)	(141,659)
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(98)	4	144
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$21,310	$(83,659)	$(30,200)	$(141,515)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	80,519	1	1,701	(249)
Share-based compensation			6,338
Repurchase of shares	(2,095,683)			(239,763)
Balance as of March 31, 2020	52,205,690	1,257	1,198,097	(703,716)
Net (loss) income
Other comprehensive income
Stock issued under employee stock plans	82,841	2	3,763	59
Share-based compensation			3,125
Balance as of June 30, 2020	52,288,531	$1,259	$1,204,985	$(703,657)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	62,436	1	3,335	(482)
Share-based compensation			8,492
Balance as of March 31, 2021	52,796,485	1,268	1,240,273	(703,514)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	25,769	1	1,199	267
Share-based compensation			10,984
Balance as of June 30, 2021	52,822,254	$1,269	$1,252,456	$(703,247)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	1,921		(201)	1,720
Other comprehensive loss		(59,777)	(41)	(59,818)
Stock issued under employee stock plans				1,453
Share-based compensation				6,338
Repurchase of shares				(239,763)
Balance as of March 31, 2020	1,018,475	(224,667)	(174)	1,289,272
Net (loss) income	(115,804)		71	(115,733)
Other comprehensive income		32,145	27	32,172
Stock issued under employee stock plans				3,824
Share-based compensation				3,125
Balance as of June 30, 2020	$902,671	$(192,522)	$(76)	$1,212,660

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013,155	$(94,214)	$281	$1,445,903
Net (loss) income	(8,665)		44	(8,621)
Other comprehensive loss		(42,845)	(56)	(42,901)
Stock issued under employee stock plans				2,854
Share-based compensation				8,492
Balance as of March 31, 2021	1,004,490	(137,059)	269	1,405,727
Net income (loss)	8,635		(3)	8,632
Other comprehensive income		12,675	11	12,686
Stock issued under employee stock plans				1,467
Share-based compensation				10,984
Balance as of June 30, 2021	$1,013,125	$(124,384)	$277	$1,439,496

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Net income (loss)	$11	$(114,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,820	61,058
Share-based compensation	19,476	9,463
Unrealized foreign exchange loss, net	3,916	16,311
Deferred income taxes	1,271	(1,427)
Goodwill impairment	—	104,554
Accretion of convertible debt discount and amortization of debt issuance costs	10,012	9,281
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(785)	(16,433)
Trade accounts receivable	136,121	229,597
Prepaid expenses and other current assets	136,331	(16,999)
Trade accounts payable	(213,158)	(135,121)
Deferred revenue	(30)	26
Accrued expenses and other current liabilities	17,340	57,281
Changes in noncurrent assets and liabilities	(4,018)	(25,021)
Net cash provided by operating activities	173,307	178,557
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	475
Purchases of property and equipment	(45,076)	(45,500)
Purchases of other long-term assets	(4,273)	(4,085)
Other, net	1,017	486
Net cash used in investing activities	(48,332)	(48,624)
Cash flows from financing activities:
Proceeds from issuance of shares	5,271	5,668
Repurchase of shares	(943)	(240,684)
Borrowings from revolving credit agreements	1,606,100	1,425,100
Repayments of revolving credit agreements	(1,855,700)	(1,425,100)
Net repayments from short-term debt obligations	(45)	(4,974)
Other, net	(3,236)	(984)
Net cash used in financing activities	(248,553)	(240,974)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(43,278)	(27,787)
Decrease in cash and cash equivalents and restricted cash	(166,856)	(138,828)
Cash and cash equivalents and restricted cash at beginning of period	2,099,508	1,817,379

Cash and cash equivalents and restricted cash at end of period	$1,932,652	$1,678,551

Supplemental disclosure of cash flow information:
Interest paid during the period	$13,688	$13,359
Income taxes paid during the period	$18,886	$29,695
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
(4) SETTLEMENT ASSETS AND OBLIGATIONS

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. The Company records corresponding settlement obligations relating to accounts payable. Settlement assets consist of cash and cash equivalents, restricted cash, accounts receivable and prepaid expenses and other current assets. Cash received by Euronet agents and merchants generally becomes available to the Company within two weeks after initial receipt by the business partner. Receivables from business partners represent funds collected by such business partners that are in transit to the Company.

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

	As of
(in thousands)	June 30, 2021	December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$311,131	$188,191
Settlement restricted cash	58,621	76,674
Accounts receivable, net of credit losses of $30,582 and $35,800	467,293	641,955
Prepaid expenses and other current assets	92,677	234,055
Total settlement assets	$929,722	$1,140,875
Settlement obligations:
Trade account payables	$353,502	$571,175
Accrued expenses and other current liabilities	576,220	569,700
Total settlement obligations	$929,722	$1,140,875

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$994,488	$1,420,255	$864,871	$786,081
Restricted cash	3,328	3,334	28,050	34,301
ATM cash	565,084	411,054	410,459	665,641
Settlement cash and cash equivalents	311,131	188,191	340,915	282,188
Settlement restricted cash	58,621	76,674	34,256	49,168
Cash and cash equivalents and restricted cash at end of period	$1,932,652	$2,099,508	$1,678,551	$1,817,379

(5) STOCKHOLDERS' EQUITY

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,805,367	52,234,465	52,784,106	52,920,784
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,203,472	—	—	—
Diluted weighted average shares outstanding	54,008,839	52,234,465	52,784,106	52,920,784

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 1,239,000 and 2,429,000 for the three and six months ended June 30, 2021, respectively, and approximately 2,533,000 and 1,608,000 for the three and six months ended June 30, 2020, respectively.

The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Company's Convertible Notes currently have a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. The market price per share of common stock was $135.35 on June 30, 2021 and $95.82 on June 30, 2020, therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures for the three and six months ended June 30, 2021 and 2020. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized a repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the three and six months ended June 30, 2021, there were no repurchases of stock under the repurchase programs. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $12.7 million and a loss of $30.2 million for the three and six months ended June 30, 2021, respectively, and a gain of $32.2 million and a loss of $27.6 million for the three and six months ended June 30, 2020, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2021 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2020	$121,883	$665,821	$787,704
Decreases:
Acquisition	—	—	—
Amortization	(11,600)	—	(11,600)
Foreign currency exchange rate changes	(963)	(8,494)	(9,457)
Balance as of June 30, 2021	$109,320	$657,327	$766,647

Of the total goodwill balance of $657.3 million as of June 30, 2021, $400.6 million relates to the Money Transfer Segment, $133.3 million relates to the epay Segment and the remaining $123.4 million relates to the EFT Processing Segment. Estimated amortization expense on acquired intangible assets with finite lives as of June 30, 2021, is expected to total $11.4 million for the remainder of 2021, $21.7 million for 2022, $16.7 million for 2023, $9.8 million for 2024, $6.4 million for 2025 and $6.3 million for 2026.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Accrued expenses	$357,308	$331,713
Derivative liabilities	26,224	65,905
Current portion of finance lease obligations	5,301	6,403
Total	$388,833	$404,021

(8) UNEARNED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the six months ended June 30, 2021 is primarily driven by $33.4 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $35.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Credit Facility:
Revolving credit agreement	$20,800	$270,400
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	460,136	452,228

1.375% Senior Notes, due 2026	711,300	732,840

Other obligations	808	850

Total debt obligations	1,193,044	1,456,318
Unamortized debt issuance costs	(15,857)	(17,932)
Carrying value of debt	1,177,187	1,438,386
Short-term debt obligations and current maturities of long-term debt obligations	(746)	(797)
Long-term debt obligations	$1,176,441	$1,437,589

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. In May 2021, an additional lender joined the Credit Facility which increased the revolving commitment by $30 million. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants as of June 30, 2021.

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

Contractual interest expense for the Convertible Notes was $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2020, respectively. Accretion expense for the Convertible Notes was $4.0 million and $7.9 million for the three and six months ended June 30, 2021, respectively, and $3.8 million and $7.5 million for the three and six months ended June 30, 2020, respectively. The effective interest rate was 4.4% for the three and six months ended June 30, 2021. As of June 30, 2021, the unamortized discount was $64.9 million and will be amortized through March 2025.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2021, the Company has outstanding €600 million ($711.3 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of June 30, 2021 and December 31, 2020, borrowings under these arrangements were $0.8 million and $0.9 million, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $220 million and $246 million as of June 30, 2021 and December 31, 2020, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $99 million and $454 million as of June 30, 2021 and December 31, 2020, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $19.9 million and $38.4 million for the three and six months ended June 30, 2021, respectively, and $13.2 million and $31.3 million for the three and six months ended June 30, 2020, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of June 30, 2021 and December 31, 2020 was approximately $1.1 billion and $1.3 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$36,488	$80,879	Other current liabilities	$(26,224)	$(65,905)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$36,488	$—	$36,488	$(16,497)	$(3,631)	$16,360

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$80,879	$—	$80,879	$(44,893)	$(2,778)	$33,208

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(26,224)	$—	$(26,224)	$16,497	$644	$(9,083)

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$(65,905)	$—	$(65,905)	$44,893	$12,272	$(8,740)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2021	2020	2021	2020
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$3,915	$(460)	$1,447	$(223)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of June 30, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,488	$—	$36,488
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(26,224)	$—	$(26,224)
		As of December 31, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$80,879	$—	$80,879
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(65,905)	$—	$(65,905)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2021, the fair values of the Convertible Notes and Senior Notes were $633.3 million and $721.7 million, respectively, with carrying values of $460.1 million and $711.3 million, respectively.

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

The following tables present the Company’s reportable segment results for the three and six months ended June 30, 2021 and 2020:
	For the Three Months Ended June 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$113,482	$243,918	$359,308	$(2,022)	$714,686
Operating expenses:
Direct operating costs	82,681	184,989	205,164	(2,018)	470,816
Salaries and benefits	24,098	19,775	62,710	14,488	121,071
Selling, general and administrative	9,799	9,772	38,326	1,222	59,119
Depreciation and amortization	22,240	2,147	9,026	146	33,559
Total operating expenses	138,818	216,683	315,226	13,838	684,565
Operating (loss) income	$(25,336)	$27,235	$44,082	$(15,860)	$30,121

	For the Three Months Ended June 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$78,488	$187,563	$262,863	$(1,111)	$527,803
Operating expenses:
Direct operating costs	62,465	144,056	144,589	(1,099)	350,011
Salaries and benefits	21,289	15,191	49,059	5,413	90,952
Selling, general and administrative	9,515	8,635	33,172	1,993	53,315
Goodwill impairment	21,861	—	82,693	—	104,554
Depreciation and amortization	19,934	1,651	8,577	80	30,242
Total operating expenses	135,064	169,533	318,090	6,387	629,074
Operating (loss) income	$(56,576)	$18,030	$(55,227)	$(7,498)	$(101,271)
	For the Six Months Ended June 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$200,558	$486,221	$684,208	$(3,631)	$1,367,356
Operating expenses:
Direct operating costs	152,293	367,622	389,042	(3,625)	905,332
Salaries and benefits	47,669	39,144	123,250	26,676	236,739
Selling, general and administrative	21,761	18,792	74,442	2,900	117,895
Depreciation and amortization	44,267	4,271	17,989	293	66,820
Total operating expenses	265,990	429,829	604,723	26,244	1,326,786
Operating (loss) income	$(65,432)	$56,392	$79,485	$(29,875)	$40,570

	For the Six Months Ended June 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$224,313	$360,474	$529,097	$(2,174)	$1,111,710
Operating expenses:
Direct operating costs	150,001	274,130	287,498	(2,162)	709,467
Salaries and benefits	43,380	30,888	102,923	15,001	192,192
Selling, general and administrative	20,456	17,473	71,754	4,425	114,108
Goodwill impairment	21,861	—	82,693	—	104,554
Depreciation and amortization	40,256	3,495	17,148	159	61,058
Total operating expenses	275,954	325,986	562,016	17,423	1,181,379
Operating (loss) income	$(51,641)	$34,488	$(32,919)	$(19,597)	$(69,669)

The following table presents the Company’s total assets by reportable segment:

	Total Assets as of
(in thousands)	June 30, 2021	December 31, 2020
EFT Processing	$1,683,806	$1,541,610
epay	921,115	1,135,204
Money Transfer	1,677,741	1,755,651
Corporate Services, Eliminations and Other	156,421	494,246
Total	$4,439,083	$4,926,711

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

	For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$73,109	$160,560	$149,606	$383,275	$119,971	$325,468	$282,445	$727,884
North America	15,203	34,601	170,324	220,128	29,669	68,442	322,626	420,737
Asia Pacific	25,035	38,377	26,524	89,936	50,729	72,695	54,993	178,417
Other	135	10,380	12,854	23,369	189	19,616	24,144	43,949
Eliminations	—	—	—	(2,022)	—	—	—	(3,631)
Total	$113,482	$243,918	$359,308	$714,686	$200,558	$486,221	$684,208	$1,367,356

	For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$44,927	$122,675	$98,730	$266,332	$144,401	$237,952	$189,788	$572,141
North America	13,123	36,106	132,891	182,120	28,142	69,958	270,786	368,886
Asia Pacific	20,438	22,782	26,232	69,452	51,766	42,056	57,080	150,902
Other	—	6,000	5,010	11,010	4	10,508	11,443	21,955
Eliminations	—	—	—	(1,111)	—	—	—	(2,174)
Total	$78,488	$187,563	$262,863	$527,803	$224,313	$360,474	$529,097	$1,111,710

(13) INCOME TAXES

Our effective income tax rate was 58.9% and 99.9% for the three and six months ended June 30, 2021, respectively, compared to (8.4)% and (11.1)% for the three and six months ended June 30, 2020, respectively. Our effective income tax rate for the three and six months ended June 30, 2021 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses. Our effective income tax rate for the three and six months ended June 30, 2020 was different than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings.

(14) COMMITMENTS

As of June 30, 2021, the Company had $89.6 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $59.5 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.8 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of June 30, 2021, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.7 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $37.6 million over the terms of agreements with the customers.

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

  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of June 30, 2021, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $702 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2021 or December 31, 2020.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2021 are:
As of June 30, 2021
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2021	$24,415
2022	43,882
2023	33,890
2024	25,040
2025	17,766
Thereafter	35,016
Total lease payments	$180,009
Less: imputed interest	(4,307)
Present value of lease liabilities	$175,702

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

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:
Lease Expense (in thousands)	Income Statement Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease expense	Selling, general and administrative and Direct operating costs	$14,146	$21,045	$28,004	$54,233
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	26,921	12,281	49,471	20,961
Total lease expense		$41,067	$33,326	$77,475	$75,194

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of June 30, 2021
Weighted- average remaining lease term (years)	5.2
Weighted- average discount rate	2.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities (a)	$26,321	$53,869
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$49,270	$52,764
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
22

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

  The EFT Processing Segment, which processes transactions for a network of 43,559 active ATMs and approximately 375,000 POS terminals across Europe, the Middle East, Asia Pacific, the United States and Africa. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.
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
  The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria, AFEX and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 490,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.
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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 16% and 15% of total consolidated revenues for the three and six months ended June 30, 2021, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 34% and 35% of total consolidated revenues for the three and six months ended June 30, 2021, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time compared with other electronic products has decreased over time, and digital media content now produces approximately 68% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as other products, including mobile wallets, prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 50% of total consolidated revenues for both the three and six months ended June 30, 2021, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, IME and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

We offer a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria's business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2023. Thereafter, it will automatically renew for subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

Opportunities and Challenges

The global product markets in which we operate are large and fragmented, which poses both opportunities and challenges for our technology to disrupt new and existing competition. As an organization, our focus is on increasing our market presence through both physical (ATMs, POS terminals, company stores and agent correspondents) and digital assets and providing new and improved products and services for customers through all of our channels, which may in turn drive an increase in the number of transactions on our networks. Each of these opportunities also presents us with challenges, including differentiating our portfolio of products and services in highly competitive markets, the successful development and implementation of our software products and access to financing for expansion.
  The EFT Processing Segment opportunities include physical expansion into target markets, developing value added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM and POS management and outsourcing, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country that we operate in that may impact the volume of cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs, which is dependent on contracts that cover large numbers of ATMs, which are complicated by legal and regulatory considerations of local countries, as well as our customers' decisions whether to outsource ATMs.
24

  The epay Segment opportunities include renewing existing and negotiating new agreements in target markets in which we operate, primarily with mobile operators, digital content providers, financial institutions and retailers. The overall growth rate in the prepaid mobile phone and digital media content markets, shifts between prepaid and postpaid services, and our market share in those respective markets will have a significant impact on our ability to maintain and grow the epay Segment revenues. There is significant competition in these markets that may impact our ability to grow organically and increase the margin we earn and the margin that we pay to retailers. The profitability of the epay Segment is dependent on our ability to adapt to new technologies that may compete with POS distribution of digital content and prepaid mobile airtime, as well as our ability to leverage cross-selling opportunities with our EFT and Money Transfer Segments. The epay Segment opportunities may be impacted by government-imposed restrictions on retailers and/or content providers with whom we partner in countries in which we have a presence, and corresponding licensure requirements mandated upon such parties to legally operate in such countries.
  The Money Transfer Segment opportunities include expanding our portfolio of products and services to new and existing customers around the globe, which in turn may lead to an increase in transaction volumes. The opportunities to expand are contingent on our ability to effectively leverage our network of bank accounts for digital money transfer delivery, maintaining our physical agent network, cross selling opportunities with our EFT and epay segments and our penetration into high growth money transfer corridors. The challenges inherit in these opportunities include maintaining compliance with all regulatory requirements, maintaining all required licenses, ensuring the recoverability of funds advanced to agents and the continued reliance on the technologies required to operate our business. The volume of transactions processed on our network is impacted by shifts in our customer base, which can change rapidly with worker migration patterns and changes in unbanked populations across the globe. Foreign regulations that impact cross-border migration patterns and the money transfer markets can significantly impact our ability to grow the number of transactions on our network.

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the three and six months ended June 30, 2021 and 2020. These types of orders were first put into effect in late February 2020 or early March 2020. As the number and rate of new cases has fluctuated in various locations around the global, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. Some version of these orders remains in almost every location in which we operate. Although vaccines for COVID-19 are becoming widely available in the U.S. and parts of Europe, their availability is still limited in many parts of the world where we operate. In addition, the rate of acceptance and long term effectiveness of the vaccines, especially against new variants, are still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents.

In response to the COVID-19 pandemic driven impacts, we implemented several key measures to offset the impact across the business, including renegotiating certain third party contracts, reducing travel, decreasing capital expenditures, and increasing the number of seasonal ATM deactivations (placing them in dormancy status, terminating, or re-negotiating) in more sites and more markets.

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and six months ended June 30, 2021 and 2020 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$113,482	$78,488	$34,994	45%	$200,558	$224,313	$(23,755)	(11)%
epay	243,918	187,563	56,355	30%	486,221	360,474	125,747	35%
Money Transfer	359,308	262,863	96,445	37%	684,208	529,097	155,111	29%
Total	716,708	528,914	187,794	36%	1,370,987	1,113,884	257,103	23%
Corporate services, eliminations and other	(2,022)	(1,111)	(911)	82%	(3,631)	(2,174)	(1,457)	67%
Total	$714,686	$527,803	$186,883	35%	$1,367,356	$1,111,710	$255,646	23%
	Operating (Loss) Income for the Three Months Ended June 30,		Year-over-Year Change		Operating (Loss) Income for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$(25,336)	$(56,576)	$31,240	(55)%	$(65,432)	$(51,641)	$(13,791)	27%
epay	27,235	18,030	9,205	51%	56,392	34,488	21,904	64%
Money Transfer	44,082	(55,227)	99,309	(180)%	79,485	(32,919)	112,404	(341)%
Total	45,981	(93,773)	139,754	(149)%	70,445	(50,072)	120,517	(241)%
Corporate services, eliminations and other	(15,860)	(7,498)	(8,362)	112%	(29,875)	(19,597)	(10,278)	52%
Total	$30,121	$(101,271)	$131,392	(130)%	$40,570	$(69,669)	$110,239	(158)%
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
26

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended June 30,			Average Translation Rate Six Months Ended June 30,
Currency (dollars per foreign currency)	2021	2020	Increase Percent	2021	2020	Increase Percent
Australian dollar	$0.7695	$0.6570	17%	$0.7710	$0.6577	17%
British pounds sterling	$1.3971	$1.2406	13%	$1.3880	$1.2606	10%
euro	$1.2045	$1.1010	9%	$1.2049	$1.1017	9%
Hungarian forint	$0.0034	$0.0031	10%	$0.0034	$0.0032	6%
Indian rupee	$0.0136	$0.0132	3%	$0.0136	$0.0135	1%
Malaysian ringgit	$0.2424	$0.2316	5%	$0.2443	$0.2356	4%
New Zealand dollar	$0.7146	$0.6180	16%	$0.7167	$0.6266	14%
Polish zloty	$0.2662	$0.2446	9%	$0.2659	$0.2499	6%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and six months ended June 30, 2021 and 2020:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$113,482	$78,488	$34,994	45%	$200,558	$224,313	$(23,755)	(11)%
Operating expenses:
Direct operating costs	82,681	62,465	20,216	32%	152,293	150,001	2,292	2%
Salaries and benefits	24,098	21,289	2,809	13%	47,669	43,380	4,289	10%
Selling, general and administrative	9,799	9,515	284	3%	21,761	20,456	1,305	6%
Goodwill impairment	—	21,861	(21,861)	(100)%	—	21,861	(21,861)	(100)%
Depreciation and amortization	22,240	19,934	2,306	12%	44,267	40,256	4,011	10%
Total operating expenses	138,818	135,064	3,754	3%	265,990	275,954	(9,964)	(4)%
Operating (loss)	$(25,336)	$(56,576)	$31,240	(55)%	$(65,432)	$(51,641)	$(13,791)	27%
Transactions processed (millions)	988	679	309	46%	1,913	1,463	450	31%
Active ATMs as of June 30,	43,559	41,648	1,911	5%	43,559	41,648	1,911	5%
Average active ATMs	40,521	40,358	163	0%	38,573	42,586	(4,013)	(9)%

Revenues

EFT Processing Segment total revenues were $113.5 million for the three months ended June 30, 2021, an increase of $35.0 million or 45% compared to the same period in 2020. EFT Processing Segment total revenues were $200.6 million for the six months ended June 30, 2021, a decrease of $23.8 million or 11% compared to the same period in 2020. Beginning in the late first quarter of 2020, the COVID-19 related government-imposed border and business closures, travel restrictions and other orders significantly reduced tourism throughout Europe, which led to a significant decrease in high-margin cross-border transactions (DCC) and surcharge transactions from March through June of 2020. During 2021, we began increasing our estate of active ATMs as certain countries began easing COVID-19 restrictions; however, many countries continue to have restrictions that prevented our volume of DCC and surcharge transactions from returning to pre-COVID-19 levels. Revenues increased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the reactivation of ATMs and gradual increase in high-margin cross-border transaction volumes during 2021. Revenues decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily because the six months ended June 30, 2020 included two months of pre-COVID-19 level DCC and surcharge transaction volumes compared to the six months ended June 30, 2021 which had various levels of restrictions throughout the entire six month period. Foreign currency movements increased revenues by approximately $7.1 million and $10.3 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Average monthly revenues per ATM increased to $934 for the three months ended June 30, 2021 compared to $648 for the same period in 2020. Average monthly revenues per ATM decreased to $867 for the six months ended June 30, 2021 compared to $878 for the same period in 2020. Revenues per transaction decreased to $0.11 for the three months ended June 30, 2021 compared to $0.12 for the same period in 2020. Revenues per transaction decreased to $0.10 for the six months ended June 30, 2021 compared to $0.15 for the same period in 2020. For the three months ended June 30, 2021, the increase in average monthly revenues per ATM were attributable to the limited easing of COVID-19 restrictions throughout Europe and corresponding increase in cross-border DCC and surcharge transactions and the decrease in revenue per transaction was attributable to a shift in the mix of our transaction volume as we experienced a significant increase in the volume of lower revenue transactions (processing bank wallet transactions and payments for e-commerce sites) primarily in our Asia Pacific region. For the six months ended June 30, 2021, the average monthly revenues per ATM and revenues per transaction decreased due to the effect of lower DCC and surcharge revenues during January and February of 2021 compared to January and February 2020 prior to COVID-19's initial emergence.
28

Direct operating costs

EFT Processing Segment direct operating costs were $82.7 million for the three months ended June 30, 2021, an increase of $20.2 million or 32% compared to the same period in 2020. EFT Processing Segment direct operating costs were $152.3 million for the six months ended June 30, 2021, an increase of $2.3 million or 2% compared to the same period in 2020. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the three months ended June 30, 2021, the increase in direct operating costs was primarily due to the increase in the number of ATMs under management in Europe and the increase in transaction volumes. For the six months ended June 30, 2021, the increase in direct operating costs was primarily due to the weakening of the U.S. dollar and increase in transaction volumes, partially offset by the decrease in number of ATMs under management. Foreign currency movements increased direct operating costs by approximately $5.5 million and $8.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $30.8 million for the three months ended June 30, 2021, an increase of $14.8 million or 93% compared to $16.0 million for the same period in 2020. Gross profit was $48.3 million for the six months ended June 30, 2021, a decrease of $26.0 million or 35% compared to $74.3 million for the same period in 2020. Gross profit as a percentage of revenues (“gross margin”) increased to 27.1% and decreased to 24.1% for the three and six months ended June 30, 2021, respectively, compared to 20.4% and 33.1% for the same periods in 2020, respectively. For the three months ended June 30, 2021, the increase in gross profit and gross margin was primarily driven by the increase in cross-border transactions and the reactivation of ATMs. For the six months ended June 30, 2021, the decrease in gross profit and gross margin was primarily attributable to the lower DCC transactions and domestic and international surcharge transactions during the months of January and February 2021 compared to January and February 2020, as these months in the prior period were before the emergence of COVID-19.

Salaries and benefits

Salaries and benefits expenses were $24.1 million for the three months ended June 30, 2021, an increase of $2.8 million or 13% compared to the same period in 2020. Salaries and benefits expenses were $47.7 million for the six months ended June 30, 2021, an increase of $4.3 million or 10% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in foreign currency movements and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $1.8 million and $3.1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses decreased to 21.2% and increased to 23.8% for the three and six months ended June 30, 2021, respectively, compared to 27.1% and 19.3% for the same periods in 2020, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $9.8 million for the three months ended June 30, 2021, an increase of $0.3 million or 3% compared to the same period in 2020. Selling, general and administrative expenses were $21.8 million for the six months ended June 30, 2021, an increase of $1.3 million or 6% compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 8.6% and increased to 10.9% for the three and six months ended June 30, 2021, respectively, compared to 12.1% and 9.1% for the same periods in 2020, respectively.

Goodwill impairment

Due to the economic impacts of the COVID-19 pandemic, the Company recorded a $21.9 million non-cash goodwill impairment charge related to two reporting units during the second quarter of 2020. A $14.0 million non-cash goodwill impairment charge was recorded for Innova as a result of the decline in value added tax, or VAT, refund activity directly related to the decline in international tourism within the European Union, and a $7.9 million non-cash goodwill impairment charge was recorded for Pure Commerce related to the decline in international tourism in Asia Pacific.

Depreciation and amortization

Depreciation and amortization expenses were $22.2 million for the three months ended June 30, 2021, an increase of $2.3 million or 12% compared to the same period in 2020. Depreciation and amortization expenses were $44.3 million for the six months ended June 30, 2021, an increase of $4.0 million or 10% compared to the same period in 2020. Foreign currency movements increased these expenses by $1.6 million and $2.8 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, with the remainder of the increase driven by the acquisition of additional ATMs and software assets. As a percentage of revenues, these expenses decreased to 19.6% and increased to 22.1% for the three and six months ended June 30, 2021, respectively, compared to 25.4% and 17.9% for the same periods in 2020, respectively.

Operating income (loss)

EFT Processing Segment had an operating loss of ($25.3 million) for the three months ended June 30, 2021, a decrease of $31.2 million or (55%) compared to the same period in 2020. EFT Processing Segment had an operating loss of ($65.4 million) for the six months ended June 30, 2021, an increase of ($13.8 million) or 27% compared to the same period in 2020. Operating income (loss) as a percentage of revenues (“operating margin”) decreased to (22.3%) and increased to (32.6%) for the three and six months ended June 30, 2021, respectively, compared to (72.1%) and (23.0%) for the same periods in 2020, respectively. Operating loss per transaction was ($0.03) for both the three and six months ended June 30, 2021, compared to ($0.08) and ($0.04) for the same periods in 2020, respectively. For the three months ended June 30, 2021, the decreases in operating loss, operating margin and operating loss per transaction were primarily driven by the $21.9 million decrease in non-cash goodwill impairment charges and the easing of COVID-19 restrictions in limited regions where we operate. For the six months ended June 30, 2021, the increases in operating loss and operating margin were primarily driven by the decrease in tourism in the months of January and February 2021 compared to the same periods in the prior period, partially offset by the $21.9 million decrease in non-cash goodwill impairment charges.

EPAY SEGMENT

The following table presents the results of operations for the three and six months ended June 30, 2021 and 2020 for our epay Segment:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase Amount	Increase Percent	2021	2020	Increase Amount	Increase Percent
Total revenues	$243,918	$187,563	$56,355	30%	$486,221	$360,474	$125,747	35%
Operating expenses:
Direct operating costs	184,989	144,056	40,933	28%	367,622	274,130	93,492	34%
Salaries and benefits	19,775	15,191	4,584	30%	39,144	30,888	8,256	27%
Selling, general and administrative	9,772	8,635	1,137	13%	18,792	17,473	1,319	8%
Depreciation and amortization	2,147	1,651	496	30%	4,271	3,495	776	22%
Total operating expenses	216,683	169,533	47,150	28%	429,829	325,986	103,843	32%
Operating income	$27,235	$18,030	$9,205	51%	$56,392	$34,488	$21,904	64%
Transactions processed (millions)	788	585	203	35%	1,455	1,032	423	41%
Revenues

epay Segment total revenues were $243.9 million for the three months ended June 30, 2021, an increase of $56.4 million or 30% compared to the same period in 2020. epay Segment total revenues were $486.2 million for the six months ended June 30, 2021, an increase of $125.7 million or 35% compared to the same period in 2020. The increase in revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth and the U.S. dollar weakening against key foreign currencies during 2021. Foreign currency movements increased revenues by approximately $16.0 million and $28.9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The epay segment was impacted by COVID-19 pandemic-driven government-imposed lockdowns and business closures, primarily at retail outlets, which were offset by increases in digital media offerings in Asia and revenues derived from businesses that were classified as essential and remained open during the pandemic.
30

Revenues per transaction decreased to $0.31 and $0.33 for the three and six months ended June 30, 2021, respectively, compared to $0.32 and $0.35 for the same periods in 2020, respectively. The decreases in revenues per transaction were primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $185.0 million for the three months ended June 30, 2021, an increase of $40.9 million or 28% compared to the same period in 2020. epay Segment direct operating costs were $367.6 million for the six months ended June 30, 2021, an increase of $93.5 million or 34% compared to the same period in 2020. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increases in direct operating costs were primarily due to the increase in transaction volumes of low-value mobile top-up transactions and by the U.S. dollar weakening against key foreign currencies during 2021. Foreign currency movements increased direct operating costs by approximately $11.9 million and $21.3 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Gross profit

Gross profit was $58.9 million for the three months ended June 30, 2021, an increase of $15.4 million or 35% compared to $43.5 million for the same period in 2020. Gross profit was $118.6 million for the six months ended June 30, 2021, an increase of $32.3 million or 37% compared to $86.3 million for the same period in 2020. Gross margin increased to 24.2% and 24.4% for the three and six months ended June 30, 2021, respectively, compared to 23.2% and 24.0% for the same periods in 2020, respectively. The increase in gross profit and gross margin is driven by the increase in transaction volumes.

Salaries and benefits

Salaries and benefits expenses were $19.8 million for the three months ended June 30, 2021, an increase of $4.6 million or 30% compared to the same period in 2020. Salaries and benefits expenses were $39.1 million for the six months ended June 30, 2021, an increase of $8.3 million or 27% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $1.5 million and $2.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses were 8.1% for both the three and six months ended June 30, 2021, compared to 8.1% and 8.6% for the same periods in 2020, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $9.8 million for the three months ended June 30, 2021, an increase of $1.1 million or 13% compared to the same period in 2020. Selling, general and administrative expenses were $18.8 million for the six months ended June 30, 2021, an increase of $1.3 million or 8% compared to the same period in 2020. Foreign currency movements increased these expenses by $0.9 million and $1.5 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses decreased to 4.0% and 3.9% for the three and six months ended June 30, 2021, respectively, compared to 4.6% and 4.8% for the same periods in 2020, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $2.1 million for the three months ended June 30, 2021, an increase of $0.5 million or 30% compared to the same period in 2020. Depreciation and amortization expenses were $4.3 million for the six months ended June 30, 2021, an increase of $0.8 million or 22% compared to the same period in 2020. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.9% for both the three and six months ended June 30, 2021, compared to 0.9% and 1.0% for the same periods in 2020, respectively.

Operating income

epay Segment operating income was $27.2 million for the three months ended June 30, 2021, an increase of $9.2 million or 51% compared to the same period in 2020. epay Segment operating income was $56.4 million for the six months ended June 30, 2021, an increase of $21.9 million or 64% compared to the same period in 2020. Operating margin increased to 11.2% and 11.6% for the three and six months ended June 30, 2021, respectively, compared to 9.6% for both of the same periods in 2020. Operating income per transaction was $0.03 and $0.04 for the three and six months ended June 30, 2021, respectively, compared to $0.03 for both of the same periods in 2020. The increases in operating income and operating margin for the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily due to an increase in the number of higher-margin digital media transactions.
31

MONEY TRANSFER SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2021 and 2020 for the Money Transfer Segment:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$359,308	$262,863	$96,445	37%	$684,208	$529,097	$155,111	29%
Operating expenses:
Direct operating costs	205,164	144,589	60,575	42%	389,042	287,498	101,544	35%
Salaries and benefits	62,710	49,059	13,651	28%	123,250	102,923	20,327	20%
Selling, general and administrative	38,326	33,172	5,154	16%	74,442	71,754	2,688	4%
Goodwill impairment	—	82,693	(82,693)	(100)%	—	82,693	(82,693)	(100)%
Depreciation and amortization	9,026	8,577	449	5%	17,989	17,148	841	5%
Total operating expenses	315,226	318,090	(2,864)	(1)%	604,723	562,016	42,707	8%
Operating income (loss)	$44,082	$(55,227)	$99,309	(180)%	$79,485	$(32,919)	$112,404	(341)%
Transactions processed (millions)	34.2	25.8	8.4	33%	65.3	53.2	12.1	23%
Revenues

Money Transfer Segment total revenues were $359.3 million for the three months ended June 30, 2021, an increase of $96.4 million or 37% compared to the same period in 2020. Money Transfer Segment total revenues were $684.2 million for the six months ended June 30, 2021, an increase of $155.1 million or 29% compared to the same period in 2020. The increase in revenues was primarily due to increases in U.S. outbound and international-originated money transfers, partially offset by decreases in the U.S. domestic business. Revenues per transaction increased to $10.51 and $10.48 for the three and six months ended June 30, 2021, respectively, compared to $10.19 and $9.95 for the same periods in 2020, respectively. Foreign currency movements increased revenues by approximately $17.9 million and $32.2 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Direct operating costs

Money Transfer Segment direct operating costs were $205.2 million for the three months ended June 30, 2021, an increase of $60.6 million or 42% compared to the same period in 2020. Money Transfer Segment direct operating costs were $389.0 million for the six months ended June 30, 2021, an increase of $101.5 million or 35% compared to the same period in 2020.  Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and the impact of the U.S. dollar weakening against key foreign currencies. Foreign currency movements increased direct operating costs by approximately $9.2 million and $16.3 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Gross profit

Gross profit was $154.1 million for the three months ended June 30, 2021, an increase of $35.8 million or 30% compared to $118.3 million for the same period in 2020. Gross profit was $295.2 million for the six months ended June 30, 2021, an increase of $53.6 million or 22% compared to $241.6 million for the same period in 2020. Gross margin decreased to 42.9% and 43.1% for the three and six months ended June 30, 2021, respectively, compared to 45.0% and 45.7% for the same periods in 2020, respectively. The decrease in gross margin is primarily attributable to the increase in direct operating costs driven by increased agent commissions in three and six months ended June 30, 2021 compared to the same periods in 2020.
32

Salaries and benefits

Salaries and benefits expenses were $62.7 million for the three months ended June 30, 2021, an increase of $13.7 million or 28% compared to the same period in 2020. Salaries and benefits expenses were $123.3 million for the six months ended June 30, 2021, an increase of $20.3 million or 20% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $3.2 million and $5.8 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses decreased to 17.5% and 18.0% for the three and six months ended June 30, 2021, respectively, compared to 18.7% and 19.5% for the same periods in 2020, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $38.3 million for the three months ended June 30, 2021, an increase of $5.2 million or 16% compared to the same period in 2020. Selling, general and administrative expenses were $74.4 million for the six months ended June 30, 2021, an increase of $2.7 million or 4% compared to the same period in 2020. Foreign currency movements increased these expenses by $2.4 million and $5.0 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses decreased to 10.7% and 10.9% for the three and six months ended June 30, 2021, respectively, compared to 12.6% and 13.6% for the same periods in 2020, respectively.

Goodwill impairment

Due to the economic impacts of the COVID-19 pandemic, the Company recorded an $82.7 million non-cash goodwill impairment charge related to the xe reporting unit during the second quarter of 2020. The non-cash goodwill impairment charge was recorded for xe as a result of declines in the international payments business stemming from economic uncertainty.

Depreciation and amortization

Depreciation and amortization expenses were $9.0 million for the three months ended June 30, 2021, an increase of $0.4 million or 5% compared to the same period in 2020. Depreciation and amortization expenses were $18.0 million for the six months ended June 30, 2021, an increase of $0.8 million or 5% compared to the same period in 2020. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.5% and 2.6% for the three and six months ended June 30, 2021, respectively, compared to 3.3% and 3.2% for the same periods in 2020, respectively.

Operating income (loss)

Money Transfer Segment operating income was $44.1 million for the three months ended June 30, 2021, an increase of $99.3 million or 180% compared to an operating loss in the same period in 2020. Money Transfer Segment operating income was $79.5 million for the six months ended June 30, 2021, an increase of $112.4 million or 341% compared to an operating loss in the same period in 2020. Operating margin increased to 12.3% and 11.6% for the three and six months ended June 30, 2021, respectively, compared to (21.0%) and (6.2%) for the same periods in 2020, respectively. The increases in operating income and operating margin were primarily driven by the decrease in goodwill impairment charges, and an increase in transaction volume, specifically the higher margin transactions for U.S. outbound and international-originated money transfers. Operating income (loss) per transaction increased to $1.29 and $1.22 for the three and six months ended June 30, 2021, respectively, compared to ($2.14) and ($0.62) for the same periods in 2020, respectively.
33

CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2021 and 2020 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$14,488	$5,413	$9,075	168%	$26,676	$15,001	$11,675	78%
Selling, general and administrative	1,226	2,005	(779)	(39)%	2,906	4,437	(1,531)	(35)%
Depreciation and amortization	146	80	66	83%	293	159	134	84%
Total operating expenses	$15,860	$7,498	$8,362	112%	$29,875	$19,597	$10,278	52%

Corporate operating expenses
Total Corporate operating expenses were $15.9 million and $29.9 million for the three and six months ended June 30, 2021, respectively, an increase of $8.4 million or 112% and $10.3 million or 52%, respectively, compared to the same periods in 2020. The increase is primarily due to a $7.8 million and $10.0 million increase in share based compensation for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

OTHER EXPENSE, NET
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$204	$161	$43	27%	$386	$728	$(342)	(47)%
Interest expense	(9,457)	(8,884)	(573)	6%	(18,646)	(18,117)	(529)	3%
Foreign currency exchange gain (loss), net	116	2,495	(2,379)	(95)%	(3,916)	(16,311)	12,395	(76)%
Other gains (losses)	—	697	(697)	(100)%	31	728	(697)	(96)%
Other expense, net	$(9,137)	$(5,531)	$(3,606)	65%	$(22,145)	$(32,972)	$10,827	(33)%

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

We recorded a net foreign currency exchange gain of $0.1 million and a loss of $3.9 million for the three and six months ended June 30, 2021, respectively, compared to a net foreign currency exchange gain of $2.5 million and a net foreign currency exchange loss of $16.3 million for the same periods in 2020, respectively. These realized and unrealized foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

34

INCOME TAX EXPENSE

Our effective income tax rate was 58.9% and 99.9% for the three and six months ended June 30, 2021, respectively, compared to (8.4)% and (11.1)% for the same periods in 2020, respectively. Our effective income tax rate for the three and six months ended June 30, 2021 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses. Our effective income tax rate for the three and six months ended June 30, 2020 was different than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings.

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $8.6 million for the three months ended June 30, 2021, an increase of $124.4 million or 107% compared to the net loss in the same period in 2020. For the three months ended June 30, 2021, the increase in net income was primarily attributable to the $104.6 million decrease in non-cash goodwill impairment charges and a $66.1 million increase in gross profit, partially offset by a $30.1 million increase in salaries and benefits, a $5.8 million increase in selling, general and administrative expenses, a $2.4 million decrease in net foreign currency exchange gains, and an increase in other expenses aggregating $8.0 million.

Net loss attributable to Euronet was ($0.03 million) for the six months ended June 30, 2021, an increase of $113.9 million or 100% compared to the net loss in the same period in 2020. For the six months ended June 30, 2021, the increase in net income was primarily attributable to the $104.6 million decrease in non-cash goodwill impairment charges, a $59.8 million increase in gross profit and a $12.4 million decrease in net foreign currency exchange losses, partially offset by a $44.5 million increase in salaries and benefits, a $7.0 million increase in income tax expense, and an increase in other expenses aggregating $11.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2021, we had working capital of $1,280.2 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,510.5 million as of December 31, 2020. The decrease in working capital was primarily due to the $249.6 million decrease in the outstanding balance on the Credit Facility during the six months ended June 30, 2021. Our ratio of current assets to current liabilities was 1.79 and 1.81  at June 30, 2021 and December 31, 2020, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of June 30, 2021, we had $565.1 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $154.0 million from $411.1 million as of December 31, 2020 to $565.1 million as of June 30, 2021 as a result of the increase in number of active ATMs as of June 30, 2021 compared to December 31, 2020.
35

The Company has $994.5 million of unrestricted cash as of June 30, 2021 compared to $1,420.3 million as of December 31, 2020. The decrease in unrestricted cash was primarily due to the $249.6 million net repayment of the outstanding balance on the Credit Facility during the six months ended June 30, 2021 and the $154.0 million increase in ATM cash as unrestricted cash was utilized to fill the additional active ATMs. Including the $565.1 million of cash in ATMs at June 30, 2021, the Company has access to $1,559.6 million in available cash, and $949.7 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
Liquidity	2021	2020
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$173,307	$178,557
Investing activities	(48,332)	(48,624)
Financing activities	(248,553)	(240,974)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(43,278)	(27,787)
Decrease in cash and cash equivalents and restricted cash	$(166,856)	$(138,828)

Operating activity cash flow

Cash flows provided by operating activities were $173.3 million for the six months ended June 30, 2021 compared to $178.6 million for the same period in 2020. The decrease in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $48.3 million for the six months ended June 30, 2021 compared to $48.6 million for the same period in 2020. We used $45.1 million for purchases of property and equipment for the six months ended June 30, 2021 compared to $45.5 million for the same period in 2020. Cash used for software development and other investing activities totaled $3.3 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively.

Financing activity cash flow

Cash flows used in financing activities were $248.6 million for the six months ended June 30, 2021 compared to $241.0 million for the same period in 2020. Our borrowing activities for the six months ended June 30, 2021 consisted of net cash outflows of $249.6 million compared to no net borrowings for the same period in 2020. The decrease in net borrowings for the six months ended June 30, 2021 compared to the same period in 2020 was the result of the net repayment of $249.6 million of the outstanding balance on the Credit Facility. We repurchased $0.9 million of common stock during the six months ended June 30, 2021 compared to repurchases of $240.7 million for the same period in 2020. The $0.9 million of share repurchases during the six months ended June 30, 2021 were in connection with the settlement of RSU awards and the exercise of option awards in certain countries in which we operate. We received proceeds of $5.3 million and $5.7 million during the six months ended June 30, 2021 and 2020, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Other sources of capital

Credit Facility - On October 17, 2018, the Company entered into a $1.0 billion unsecured credit agreement (the "Credit Facility") that expires on October 17, 2023. In May 2021, an additional lender joined the Credit Facility which increased the revolving commitment by $30 million. The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs, and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.
36

As of June 30, 2021, fees and interest on borrowings are based upon our corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).

As of June 30, 2021, we had $20.8 million of borrowings and $59.5 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $949.7 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of June 30, 2021, we have outstanding €600 million ($711.3 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other debt obligations - Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.8 million and $0.9 million outstanding under these other obligation arrangements as of June 30, 2021 and December 31, 2020, respectively.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the six months ended June 30, 2021 were $45.1 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2021 are currently estimated to range from approximately $100 million to $105 million.

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

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2021, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2021. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.
37

CONTRACTUAL OBLIGATIONS

As of June 30, 2021, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of June 30, 2021, our total debt outstanding, excluding unamortized debt issuance costs, was $1,193.0 million. Of this amount, $460.1 million, net of debt discounts, or 38% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of June 30, 2021, the fair value of our fixed rate Convertible Notes was $633.3 million, compared to a carrying value of $460.1 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of June 30, 2021 we had $20.8 million of borrowings, or 2% of our total debt obligations, under our Credit Facility. Additionally, $711.3 million, or 60% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of June 30, 2021, the fair value of our fixed rate Senior Notes was $721.7 million, compared to a carrying value of $711.3 million. The remaining $0.8 million, or less than 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the six months ended June 30, 2021, approximately 72% and of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2021, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $100 million to $105 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $125 million to $130 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

38

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2021, we had foreign currency derivative contracts outstanding with a notional value of $220 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2021, we held foreign currency derivative contracts outstanding with a notional value of $1.1 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2021, the Company had foreign currency forward contracts outstanding with a notional value of $99 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There has been no change in our internal control over financial reporting during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

39

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended June 30, 2021. There were no repurchases of common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
April 1 - April 30, 2021	—	$—	—	$250,000
May 1 - May 31, 2021	—	—	—	250,000
June 1 - June 30, 2021	—	—	—	$250,000
Total	—	$—	—
(1) On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

40

ITEM 6. EXHIBITS

Exhibit	Description

10.1
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement filed on April 4, 2021, and incorporated by reference herein)

10.2
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

10.3*	Letter Amendment No. 1 dated as of August 26, 2019 to the Credit Agreement dated as of October 17, 2018
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020, (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2021 and 2020 (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 3, 2021
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

42