Form 10-Q
period 2021-09-30
EURONET WORLDWIDE, INC.
filed 2021-10-28
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 27, 2021, Euronet Worldwide, Inc. had 52,856,023 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,048,466	$1,420,255
ATM cash	669,686	411,054
Restricted cash	3,626	3,334
Settlement assets	928,740	1,140,875
Trade accounts receivable, net of credit losses of $4,504 and $5,926	152,564	117,517
Prepaid expenses and other current assets	235,209	272,900
Total current assets	3,038,291	3,365,935
Operating right of use lease assets	165,327	162,074
Property and equipment, net of accumulated depreciation of $517,319 and $490,429	350,727	378,441
Goodwill	646,178	665,821
Acquired intangible assets, net of accumulated amortization of $180,100 and $175,210	102,238	121,883
Other assets, net of accumulated amortization of $60,908 and $55,710	223,557	232,557
Total assets	$4,526,318	$4,926,711
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$928,740	$1,140,875
Trade accounts payable	168,792	147,593
Accrued expenses and other current liabilities	369,283	404,021
Current portion of operating lease liabilities	54,210	52,436
Short-term debt obligations and current maturities of long-term debt obligations	985	797
Income taxes payable	53,147	36,359
Deferred revenue	67,677	73,360
Total current liabilities	1,642,834	1,855,441
Debt obligations, net of current portion	1,197,495	1,437,589
Operating lease obligations, net of current portion	115,289	106,502
Deferred income taxes	38,666	37,875
Other long-term liabilities	40,577	43,401
Total liabilities	3,034,861	3,480,808
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,483,092 and 63,366,010	1,270	1,267
Additional paid-in-capital	1,260,283	1,228,446
Treasury stock, at cost, shares issued 10,627,621 and 10,631,961	(703,136)	(703,032)
Retained earnings	1,087,007	1,013,155
Accumulated other comprehensive loss	(154,048)	(94,214)
Total Euronet Worldwide, Inc. stockholders’ equity	1,491,376	1,445,622
Noncontrolling interests	81	281
Total equity	1,491,457	1,445,903
Total liabilities and equity	$4,526,318	$4,926,711
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$816,560	$664,351	$2,183,916	$1,776,061
Operating expenses:
Direct operating costs	484,438	407,598	1,389,770	1,117,065
Salaries and benefits	119,421	101,577	356,160	293,769
Selling, general and administrative	64,298	55,225	182,193	169,333
Goodwill and acquired intangible assets impairment	—	1,467	—	106,021
Depreciation and amortization	33,909	32,412	100,729	93,470
Total operating expenses	702,066	598,279	2,028,852	1,779,658
Operating income (loss)	114,494	66,072	155,064	(3,597)
Other income (expense):
Interest income	153	139	539	867
Interest expense	(10,072)	(9,477)	(28,718)	(27,594)
Foreign currency exchange loss, net	(8,135)	(1,368)	(12,051)	(17,679)
Other gains, net	—	—	31	728
Other expense, net	(18,054)	(10,706)	(40,199)	(43,678)
Income (loss) before income taxes	96,440	55,366	114,865	(47,275)
Income tax expense	(22,726)	(15,051)	(41,140)	(26,423)
Net income (loss)	73,714	40,315	73,725	(73,698)
Net loss (income) attributable to noncontrolling interests	168	(66)	127	64
Net income (loss) attributable to Euronet Worldwide, Inc.	$73,882	$40,249	$73,852	$(73,634)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.40	$0.77	$1.40	$(1.40)
Diluted	$1.37	$0.76	$1.37	$(1.40)

Weighted average shares outstanding:
Basic	52,829,386	52,294,522	52,799,199	52,712,030
Diluted	53,853,675	53,201,971	53,933,226	52,712,030

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$73,714	$40,315	$73,725	$(73,698)
Translation adjustment	(29,692)	47,006	(59,907)	19,360
Comprehensive income (loss)	44,022	87,321	13,818	(54,338)
Comprehensive loss (income) attributable to noncontrolling interests	196	(133)	200	11
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$44,218	$87,188	$14,018	$(54,327)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	80,519	1	1,701	(249)
Share-based compensation			6,338
Repurchase of shares	(2,095,683)			(239,763)
Balance as of March 31, 2020	52,205,690	1,257	1,198,097	(703,716)
Net (loss) income
Other comprehensive income
Stock issued under employee stock plans	82,841	2	3,763	59
Share-based compensation			3,125
Balance as of June 30, 2020	52,288,531	$1,259	$1,204,985	$(703,657)
Net income
Other comprehensive income
Stock issued under employee stock plans	21,604		687	53
Share-based compensation			5,037
Balance as of September 30, 2020	52,310,135	$1,259	$1,210,709	$(703,604)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	62,436	1	3,335	(482)
Share-based compensation			8,492
Balance as of March 31, 2021	52,796,485	1,268	1,240,273	(703,514)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	25,769	1	1,199	267
Share-based compensation			10,984
Balance as of June 30, 2021	52,822,254	$1,269	$1,252,456	$(703,247)
Net income (loss)
Other comprehensive income
Stock issued under employee stock plans	33,217	1	1,022	111
Share-based compensation			6,805
Balance as of September 30, 2021	52,855,471	$1,270	$1,260,283	$(703,136)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	1,921		(201)	1,720
Other comprehensive loss		(59,777)	(41)	(59,818)
Stock issued under employee stock plans				1,453
Share-based compensation				6,338
Repurchase of shares				(239,763)
Balance as of March 31, 2020	1,018,475	(224,667)	(174)	1,289,272
Net (loss) income	(115,804)		71	(115,733)
Other comprehensive income		32,145	27	32,172
Stock issued under employee stock plans				3,824
Share-based compensation				3,125
Balance as of June 30, 2020	902,671	(192,522)	(76)	1,212,660
Net income	40,249		66	40,315
Other comprehensive income		46,939	67	47,006
Stock issued under employee stock plans				740
Share-based compensation				5,037
Balance as of September 30, 2020	$942,920	$(145,583)	$57	$1,305,758

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013,155	$(94,214)	$281	$1,445,903
Net (loss) income	(8,665)		44	(8,621)
Other comprehensive loss		(42,845)	(56)	(42,901)
Stock issued under employee stock plans				2,854
Share-based compensation				8,492
Balance as of March 31, 2021	1,004,490	(137,059)	269	1,405,727
Net income (loss)	8,635		(3)	8,632
Other comprehensive income		12,675	11	12,686
Stock issued under employee stock plans				1,467
Share-based compensation				10,984
Balance as of June 30, 2021	1,013,125	(124,384)	277	1,439,496
Net income	73,882		(168)	73,714
Other comprehensive income		(29,664)	(28)	(29,692)
Stock issued under employee stock plans				1,134
Share-based compensation				6,805
Balance as of September 30, 2021	$1,087,007	$(154,048)	$81	$1,491,457

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Net income (loss)	$73,725	$(73,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,729	93,470
Share-based compensation	26,281	14,500
Unrealized foreign exchange loss, net	12,051	17,679
Deferred income taxes	1,412	(5,011)
Goodwill and acquired intangible assets impairment	—	106,021
Accretion of convertible debt discount and amortization of debt issuance costs	15,099	13,996
Changes in working capital, net of amounts acquired:
Income taxes payable, net	17,464	(26,625)
Trade accounts receivable	96,541	232,380
Prepaid expenses and other current assets	119,698	(25,917)
Trade accounts payable	(209,069)	(127,291)
Deferred revenue	(2,782)	(4,540)
Accrued expenses and other current liabilities	47,254	25,110
Changes in noncurrent assets and liabilities	5,937	(19,658)
Net cash provided by operating activities	304,340	220,416
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(451)
Purchases of property and equipment	(66,058)	(71,396)
Purchases of other long-term assets	(6,171)	(5,968)
Other, net	1,277	742
Net cash used in investing activities	(70,952)	(77,073)
Cash flows from financing activities:
Proceeds from issuance of shares	6,443	6,564
Repurchase of shares	(979)	(240,838)
Borrowings from revolving credit agreements	3,539,100	2,018,600
Repayments of revolving credit agreements	(3,756,300)	(2,018,600)
Net borrowing (repayments) from short-term debt obligations	199	(5,032)
Other, net	(4,754)	(4,763)
Net cash used in financing activities	(216,291)	(244,069)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(82,667)	32,042
Decrease in cash and cash equivalents and restricted cash	(65,570)	(68,684)
Cash and cash equivalents and restricted cash at beginning of period	2,099,508	1,817,379

Cash and cash equivalents and restricted cash at end of period	$2,033,938	$1,748,695

Supplemental disclosure of cash flow information:
Interest paid during the period	$17,226	$16,653
Income taxes paid during the period	$28,752	$50,300
See accompanying notes to the unaudited consolidated financial statements.
6

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

Organization

Euronet Worldwide, Inc. (the “Company” or “Euronet”) was established as a Delaware corporation on December 13, 1996 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive automated teller machine (“ATM”), point-of-sale (“POS”), card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and global money transfer services.

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

Settlement obligations consist of accrued expenses for money transfers, content providers, and EFT customer deposits and accounts payable to agents and content providers. Money transfer accrued expenses represent amounts to be paid to transferees when they request funds. Most agents typically settle with transferees first then obtain reimbursement from the Company. Money order accrued expenses represent amounts not yet presented for payment. Due to the agent funding and settlement process, accrued expenses to agents represent amounts due to agents for money transfers that have not been settled with transferees.

	As of
(in thousands)	September 30, 2021	December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$259,727	$188,191
Settlement restricted cash	52,433	76,674
Accounts receivable, net of credit losses of $31,220 and $35,800	478,760	641,955
Prepaid expenses and other current assets	137,820	234,055
Total settlement assets	$928,740	$1,140,875
Settlement obligations:
Trade account payables	$319,193	$571,175
Accrued expenses and other current liabilities	609,547	569,700
Total settlement obligations	$928,740	$1,140,875

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,048,466	$1,420,255	$1,008,183	$786,081
Restricted cash	3,626	3,334	14,204	34,301
ATM cash	669,686	411,054	409,683	665,641
Settlement cash and cash equivalents	259,727	188,191	272,467	282,188
Settlement restricted cash	52,433	76,674	44,158	49,168
Cash and cash equivalents and restricted cash at end of period	$2,033,938	$2,099,508	$1,748,695	$1,817,379

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,829,386	52,294,522	52,799,199	52,712,030
Incremental shares from assumed exercise of stock options and vesting of restricted stock	1,024,289	907,449	1,134,027	—
Diluted weighted average shares outstanding	53,853,675	53,201,971	53,933,226	52,712,030

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company’s weighted average common shares outstanding of approximately 770,000 and 751,000 for the three and nine months ended September 30, 2021, respectively, and approximately 1,122,000 and 1,887,000 for the three and nine months ended September 30, 2020, respectively.

The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Company's Convertible Notes currently have a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. The market price per share of common stock was $127.28 on September 30, 2021 and $91.10 on September 30, 2020, therefore, according to ASC Topic 260, Earnings per Share (“ASC 260”), there was no dilutive effect of the assumed conversion of the debentures for the three and nine months ended September 30, 2021 and 2020. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share Repurchases

On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized a repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. For the three and nine months ended September 30, 2021, there were no repurchases of stock under the repurchase programs. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $29.7 million and $59.9 million for the three and nine months ended September 30, 2021, respectively, and a gain of $47.0 million and $19.4 million for the three and nine months ended September 30, 2020, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2021 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2020	$121,883	$665,821	$787,704
Decreases:
Acquisition	—	—	—
Amortization	(17,388)	—	(17,388)
Foreign currency exchange rate changes	(2,257)	(19,643)	(21,900)
Balance as of September 30, 2021	$102,238	$646,178	$748,416

Of the total goodwill balance of $646.2 million as of September 30, 2021, $393.9 million relates to the Money Transfer Segment, $131.0 million relates to the epay Segment and the remaining $121.3 million relates to the EFT Processing Segment. Estimated amortization expense on acquired intangible assets with finite lives as of September 30, 2021, is expected to total $5.6 million for the remainder of 2021, $21.2 million for 2022, $16.3 million for 2023, $9.6 million for 2024, $6.3 million for 2025 and $6.2 million for 2026.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Accrued expenses	$339,023	$331,713
Derivative liabilities	25,498	65,905
Current portion of finance lease obligations	4,762	6,403
Total	$369,283	$404,021

(8) UNEARNED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the nine months ended September 30, 2021 is driven by $39.7 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $45.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Credit Facility:
Revolving credit agreement	$53,200	$270,400
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	464,161	452,228

1.375% Senior Notes, due 2026	694,860	732,840

Other obligations	1,054	850

Total debt obligations	1,213,275	1,456,318
Unamortized debt issuance costs	(14,795)	(17,932)
Carrying value of debt	1,198,480	1,438,386
Short-term debt obligations and current maturities of long-term debt obligations	(985)	(797)
Long-term debt obligations	$1,197,495	$1,437,589

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. In May 2021, an additional lender joined the Credit Facility which increased the revolving commitment by $30 million. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants as of September 30, 2021.

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

Contractual interest expense for the Convertible Notes was $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2020, respectively. Accretion expense for the Convertible Notes was $4.0 million and $11.9 million for the three and nine months ended September 30, 2021, respectively, and $3.8 million and $11.4 million for the three and nine months ended September 30, 2020, respectively. The effective interest rate was 4.4% for the three and nine months ended September 30, 2021. As of September 30, 2021, the unamortized discount was $60.8 million and will be amortized through March 2025.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2021, the Company has outstanding €600 million ($694.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other Obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of September 30, 2021 and December 31, 2020, borrowings under these arrangements were $1.1 million and $0.9 million, respectively.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to foreign currency exchange risk resulting from (i) the collection of funds or the settlement of money transfer transactions in currencies other than the U.S. Dollar, (ii) derivative contracts written to its customers in connection with providing cross-currency money transfer services and (iii) certain foreign currency denominated other asset and liability positions. The Company enters into foreign currency derivative contracts, primarily foreign currency forwards and cross-currency swaps, to minimize its exposure related to fluctuations in foreign currency exchange rates. As a matter of Company policy, the derivative instruments used in these activities are economic hedges and are not designated as hedges under ASC Topic 815, Derivatives and Hedging ("ASC 815"), primarily due to either the relatively short duration of the contract term or the effects of fluctuations in currency exchange rates are reflected concurrently in earnings for both the derivative instrument and the transaction and have an offsetting effect.

Foreign Currency Exchange Contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $275 million and $246 million as of September 30, 2021 and December 31, 2020, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $46 million and $454 million as of September 30, 2021 and December 31, 2020, respectively, primarily in euro.

Foreign Currency Exchange Contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $20.1 million and $58.5 million for the three and nine months ended September 30, 2021, respectively, and $14.4 million and $45.7 million for the three and nine months ended September 30, 2020, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of September 30, 2021 and December 31, 2020 was approximately $1.1 billion and $1.3 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$31,160	$80,879	Other current liabilities	$(25,498)	$(65,905)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$31,160	$—	$31,160	$(12,780)	$(2,616)	$15,764

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$80,879	$—	$80,879	$(44,893)	$(2,778)	$33,208

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(25,498)	$—	$(25,498)	$12,780	$825	$(11,893)

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$(65,905)	$—	$(65,905)	$44,893	$12,272	$(8,740)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains and losses on derivatives in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2021	2020	2021	2020
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$388	$(4,060)	$1,835	$(4,283)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of September 30, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$31,160	$—	$31,160
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(25,498)	$—	$(25,498)
		As of December 31, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$80,879	$—	$80,879
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(65,905)	$—	$(65,905)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2021, the fair values of the Convertible Notes and Senior Notes were $603.1 million and $710.3 million, respectively, with carrying values of $464.2 million and $694.9 million, respectively.

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

The following tables present the Company’s reportable segment results for the three and nine months ended September 30, 2021 and 2020:
	For the Three Months Ended September 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$227,129	$238,319	$353,451	$(2,339)	$816,560
Operating expenses:
Direct operating costs	106,321	180,206	200,231	(2,320)	484,438
Salaries and benefits	23,665	20,104	65,285	10,367	119,421
Selling, general and administrative	11,301	9,802	41,533	1,662	64,298
Depreciation and amortization	22,640	2,253	8,897	119	33,909
Total operating expenses	163,927	212,365	315,946	9,828	702,066
Operating income (expense)	$63,202	$25,954	$37,505	$(12,167)	$114,494

	For the Three Months Ended September 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$144,062	$198,939	$323,092	$(1,742)	$664,351
Operating expenses:
Direct operating costs	82,626	149,993	176,718	(1,739)	407,598
Salaries and benefits	25,182	16,108	52,035	8,252	101,577
Selling, general and administrative	8,577	8,455	36,601	1,592	55,225
Goodwill and acquired intangible assets impairment	—	—	1,467	—	1,467
Depreciation and amortization	21,516	2,134	8,645	117	32,412
Total operating expenses	137,901	176,690	275,466	8,222	598,279
Operating income (expense)	$6,161	$22,249	$47,626	$(9,964)	$66,072
	For the Nine Months Ended September 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$427,687	$724,540	$1,037,659	$(5,970)	$2,183,916
Operating expenses:
Direct operating costs	258,614	547,828	589,273	(5,945)	1,389,770
Salaries and benefits	71,334	59,248	188,535	37,043	356,160
Selling, general and administrative	33,062	28,594	115,975	4,562	182,193
Depreciation and amortization	66,907	6,524	26,886	412	100,729
Total operating expenses	429,917	642,194	920,669	36,072	2,028,852
Operating (loss) income	$(2,230)	$82,346	$116,990	$(42,042)	$155,064

	For the Nine Months Ended September 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$368,375	$559,413	$852,189	$(3,916)	$1,776,061
Operating expenses:
Direct operating costs	232,627	424,123	464,216	(3,901)	1,117,065
Salaries and benefits	68,562	46,996	154,958	23,253	293,769
Selling, general and administrative	29,033	25,928	108,355	6,017	169,333
Goodwill and acquired intangible assets impairment	21,861	—	84,160	—	106,021
Depreciation and amortization	61,772	5,629	25,793	276	93,470
Total operating expenses	413,855	502,676	837,482	25,645	1,779,658
Operating (loss) income	$(45,480)	$56,737	$14,707	$(29,561)	$(3,597)

The following table presents the Company’s total assets by reportable segment:

	Total Assets as of
(in thousands)	September 30, 2021	December 31, 2020
EFT Processing	$1,834,405	$1,541,610
epay	912,934	1,135,204
Money Transfer	1,625,178	1,755,651
Corporate Services, Eliminations and Other	153,801	494,246
Total	$4,526,318	$4,926,711

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

	For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$183,163	$150,465	$145,813	$479,441	$303,134	$475,933	$428,258	$1,207,325
North America	16,341	35,876	169,473	221,690	46,010	104,318	492,099	642,427
Asia Pacific	27,381	39,303	24,588	91,272	78,110	111,998	79,581	269,689
Other	244	12,675	13,577	26,496	433	32,291	37,721	70,445
Eliminations	—	—	—	(2,339)	—	—	—	(5,970)
Total	$227,129	$238,319	$353,451	$816,560	$427,687	$724,540	$1,037,659	$2,183,916

	For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$107,182	$131,330	$127,399	$365,911	$251,583	$368,101	$317,187	$936,871
North America	14,318	32,645	152,195	199,158	42,461	102,603	422,980	568,044
Asia Pacific	22,562	26,679	34,036	83,277	74,327	69,916	91,116	235,359
Other	—	8,285	9,462	17,747	4	18,793	20,906	39,703
Eliminations	—	—	—	(1,742)	—	—	—	(3,916)
Total	$144,062	$198,939	$323,092	$664,351	$368,375	$559,413	$852,189	$1,776,061

(13) INCOME TAXES

Our effective income tax rate was 23.6% and 35.8% for the three and nine months ended September 30, 2021, respectively, compared to 27.2% and (55.9)% for the three and nine months ended September 30, 2020, respectively. Our effective income tax rate for the three and nine months ended September 30, 2021 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses. Our effective income tax rate for the three and nine months ended September 30, 2020 was different than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first and second quarters of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings.

(14) COMMITMENTS

As of September 30, 2021, the Company had $85.3 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $57.9 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.7 million of cash deposits held by the respective issuing banks.
Under certain circumstances, Euronet grants guarantees in support of obligations of subsidiaries. As of September 30, 2021, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $39.4 million over the terms of agreements with the customers.

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

  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of September 30, 2021, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $719 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2021 or December 31, 2020.

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

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2021 are:
As of September 30, 2021
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2021	$12,459
2022	45,386
2023	35,053
2024	25,704
2025	18,363
Thereafter	34,972
Total lease payments	$171,937
Less: imputed interest	(2,438)
Present value of lease liabilities	$169,499

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

Lease expense recognized in the Consolidated Statements of Operations is summarized as follows:
Lease Expense (in thousands)	Income Statement Classification	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease expense	Selling, general and administrative and Direct operating costs	$13,880	$14,694	$41,884	$68,927
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	34,808	26,429	84,279	47,390
Total lease expense		$48,688	$41,123	$126,163	$116,317

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2021
Weighted- average remaining lease term (years)	5.0
Weighted- average discount rate	2.26%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities (a)	$38,763	$66,402
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$57,580	$64,149
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

  The EFT Processing Segment, which processes transactions for a network of 45,520 active ATMs and approximately 400,000 POS terminals across Europe, the Middle East, Asia Pacific, the United States and Africa. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit and debit card outsourcing, dynamic currency conversion ("DCC"), and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.
  The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 739,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.
  The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, IME and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria, AFEX and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 507,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium sized businesses.
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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 28% and 20% of total consolidated revenues for the three and nine months ended September 30, 2021, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 29% and 33% of total consolidated revenues for the three and nine months ended September 30, 2021, respectively, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time compared with other electronic products has decreased over time, and digital media content now produces approximately 67% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as other products, including mobile wallets, prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 43% and 47% of total consolidated revenues for the three and nine months ended September 30, 2021, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, IME and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the three and nine months ended September 30, 2021 and 2020. These types of orders were first put into effect in late February 2020 or early March 2020. As the number and rate of new cases has fluctuated in various locations around the global, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. Although vaccines for COVID-19 are widely available in the U.S. and the European Union, their availability is still limited in many parts of the world where we operate. In addition, the rate of acceptance and long term effectiveness of the vaccines, especially against new variants, are still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents.

In response to the COVID-19 pandemic driven impacts, we implemented several key measures to offset the impact across the business, including re-negotiating certain third party contracts, reducing travel, decreasing capital expenditures, and increasing the number of seasonal ATM deactivations (placing them in dormancy status, terminating, or re-negotiating) in more sites and more markets.

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and nine months ended September 30, 2021 and 2020 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$227,129	$144,062	$83,067	58%	$427,687	$368,375	$59,312	16%
epay	238,319	198,939	39,380	20%	724,540	559,413	165,127	30%
Money Transfer	353,451	323,092	30,359	9%	1,037,659	852,189	185,470	22%
Total	818,899	666,093	152,806	23%	2,189,886	1,779,977	409,909	23%
Corporate Services, Eliminations and Other	(2,339)	(1,742)	(597)	34%	(5,970)	(3,916)	(2,054)	52%
Total	$816,560	$664,351	$152,209	23%	$2,183,916	$1,776,061	$407,855	23%
	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating (Loss) Income for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$63,202	$6,161	$57,041	926%	$(2,230)	$(45,480)	$43,250	(95)%
epay	25,954	22,249	3,705	17%	82,346	56,737	25,609	45%
Money Transfer	37,505	47,626	(10,121)	(21)%	116,990	14,707	102,283	695%
Total	126,661	76,036	50,625	67%	197,106	25,964	171,142	659%
Corporate Services, Eliminations and Other	(12,167)	(9,964)	(2,203)	22%	(42,042)	(29,561)	(12,481)	42%
Total	$114,494	$66,072	$48,422	73%	$155,064	$(3,597)	$158,661	(4,411)%
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
26

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2021	2020	Increase (Decrease) Percent	2021	2020	Increase Percent
Australian dollar	$0.7348	$0.7149	3%	$0.7589	$0.6768	12%
British pounds sterling	$1.3783	$1.2916	7%	$1.3848	$1.2709	9%
euro	$1.1787	$1.1689	1%	$1.1962	$1.1241	6%
Hungarian forint	$0.0033	$0.0033	—%	$0.0034	$0.0032	6%
Indian rupee	$0.0135	$0.0135	—%	$0.0136	$0.0135	1%
Malaysian ringgit	$0.2385	$0.2382	0%	$0.2423	$0.2364	2%
New Zealand dollar	$0.7007	$0.6619	6%	$0.7114	$0.6383	11%
Polish zloty	$0.2585	$0.2633	(2)%	$0.2634	$0.2544	4%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$227,129	$144,062	$83,067	58%	$427,687	$368,375	$59,312	16%
Operating expenses:
Direct operating costs	106,321	82,626	23,695	29%	258,614	232,627	25,987	11%
Salaries and benefits	23,665	25,182	(1,517)	(6)%	71,334	68,562	2,772	4%
Selling, general and administrative	11,301	8,577	2,724	32%	33,062	29,033	4,029	14%
Goodwill impairment	—	—	—	n/a	—	21,861	(21,861)	(100)%
Depreciation and amortization	22,640	21,516	1,124	5%	66,907	61,772	5,135	8%
Total operating expenses	163,927	137,901	26,026	19%	429,917	413,855	16,062	4%
Operating income (loss)	$63,202	$6,161	$57,041	926%	$(2,230)	$(45,480)	$43,250	(95)%
Transactions processed (millions)	1,173	910	263	29%	3,086	2,374	712	30%
Active ATMs as of September 30,	45,520	43,956	1,564	4%	45,520	43,956	1,564	4%
Average active ATMs	45,595	44,259	1,336	3%	40,913	43,143	(2,230)	(5)%

Revenues

EFT Processing Segment total revenues were $227.1 million for the three months ended September 30, 2021, an increase of $83.1 million or 58% compared to the same period in 2020. EFT Processing Segment total revenues were $427.7 million for the nine months ended September 30, 2021, an increase of $59.3 million or 16% compared to the same period in 2020. Beginning in the late first quarter of 2020, the COVID-19 related government-imposed border and business closures, travel restrictions and other orders significantly reduced tourism throughout Europe, which led to a significant decrease in high-margin cross-border transactions (DCC) and surcharge transactions from March through September of 2020. During 2021, we began increasing our estate of active ATMs as certain countries began easing COVID-19 restrictions; however, remaining cross-border travel patterns prevented our volume of DCC and surcharge transactions from returning to pre-COVID-19 levels. Revenues increased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the reactivation of ATMs and increase in high-margin cross-border transaction volumes during 2021. Revenues increased for the nine months ended September 30, 2021 compared to the same period in 2020 as cross-border travel and corresponding DCC and surcharge revenues increased, partially offset by the nine months ended September 30, 2020 including two months of pre-COVID-19 level DCC and surcharge transaction volumes compared to the nine months ended September 30, 2021 which had various levels of restrictions throughout the entire nine month period. Foreign currency movements increased revenues by approximately $1.7 million and $12.0 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Average monthly revenues per ATM increased to $1,660 for the three months ended September 30, 2021 compared to $1,085 for the same period in 2020. Average monthly revenues per ATM increased to $1,162 for the nine months ended September 30, 2021 compared to $949 for the same period in 2020. Revenues per transaction increased to $0.19 for the three months ended September 30, 2021 compared to $0.16 for the same period in 2020. Revenues per transaction decreased to $0.14 for the nine months ended September 30, 2021 compared to $0.16 for the same period in 2020. For the three months ended September 30, 2021, the increase in average monthly revenues per ATM and revenues per transaction were attributable to the easing of COVID-19 restrictions throughout Europe and corresponding increase in cross-border DCC and surcharge transactions, partially offset by a shift in the mix of our transaction volume as we experienced a significant increase in the volume of lower revenue transactions (processing bank wallet transactions and payments for e-commerce sites) primarily in our Asia Pacific region. For the nine months ended September 30, 2021, the average monthly revenues per ATM increased primarily due to the lower average ATM count as we modified our estate of ATMs beginning in the second quarter of 2020, and revenues per transaction decreased due to the effect of lower DCC and surcharge revenues during January and February of 2021 compared to January and February 2020 prior to COVID-19's initial emergence as well  as a shift in the mix of our transaction volume.
28

Direct operating costs

EFT Processing Segment direct operating costs were $106.3 million for the three months ended September 30, 2021, an increase of $23.7 million or 29% compared to the same period in 2020. EFT Processing Segment direct operating costs were $258.6 million for the nine months ended September 30, 2021, an increase of $26.0 million or 11% compared to the same period in 2020. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the three months ended September 30, 2021, the increase in direct operating costs was primarily due to the increase in the number of ATMs under management in Europe and the increase in transaction volumes. For the nine months ended September 30, 2021, the increase in direct operating costs was primarily due to the increase in transaction volumes, costs associated with modifying our estate of ATMs, and the weakening of the U.S. dollar. Foreign currency movements increased direct operating costs by approximately $0.6 million and $9.3 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $120.8 million for the three months ended September 30, 2021, an increase of $59.4 million or 97% compared to $61.4 million for the same period in 2020. Gross profit was $169.1 million for the nine months ended September 30, 2021, an increase of $33.4 million or 25% compared to $135.7 million for the same period in 2020. Gross profit as a percentage of revenues (“gross margin”) increased to 53.2% and 39.5% for the three and nine months ended September 30, 2021, respectively, compared to 42.6% and 36.9% for the same periods in 2020, respectively. For the three and nine months ended September 30, 2021, the increase in gross profit and gross margin was primarily driven by the increase in cross-border transactions and overall increase in transaction volumes.

Salaries and benefits

Salaries and benefits expenses were $23.7 million for the three months ended September 30, 2021, a decrease of $1.5 million or 6% compared to the same period in 2020. Salaries and benefits expenses were $71.3 million for the nine months ended September 30, 2021, an increase of $2.8 million or 4% compared to the same period in 2020. The increase in salaries and benefits for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by a $3.3 million increase from foreign currency movements in the countries where we employ our workforce. As a percentage of revenues, these expenses decreased to 10.4% and 16.7% for the three and nine months ended September 30, 2021, respectively, compared to 17.5% and 18.6% for the same periods in 2020, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $11.3 million for the three months ended September 30, 2021, an increase of $2.7 million or 32% compared to the same period in 2020. Selling, general and administrative expenses were $33.1 million for the nine months ended September 30, 2021, an increase of $4.0 million or 14% compared to the same period in 2020. The increase in these expenses is primarily driven by an increase in professional fees and travel related expenses. As a percentage of revenues, these expenses decreased to 5.0% and 7.7% for the three and nine months ended September 30, 2021, respectively, compared to 6.0% and 7.9% for the same periods in 2020, respectively.

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

Depreciation and amortization

Depreciation and amortization expenses were $22.6 million for the three months ended September 30, 2021, an increase of $1.1 million or 5% compared to the same period in 2020. Depreciation and amortization expenses were $66.9 million for the nine months ended September 30, 2021, an increase of $5.1 million or 8% compared to the same period in 2020. Foreign currency movements increased these expenses by $0.1 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, with the remainder of the increase driven by the acquisition of additional ATMs and software assets. As a percentage of revenues, these expenses decreased to 10.0% and 15.6% for the three and nine months ended September 30, 2021, respectively, compared to 14.9% and 16.8% for the same periods in 2020, respectively.

Operating income (loss)

EFT Processing Segment had operating income of $63.2 million for the three months ended September 30, 2021, an increase of $57.0 million or 926% compared to the same period in 2020. EFT Processing Segment had an operating loss of ($2.2 million) for the nine months ended September 30, 2021, a decrease of $43.3 million or 95% compared to the operating loss in the same period in 2020. Operating income (loss) as a percentage of revenues (“operating margin”) increased to 27.8% and (0.5%) for the three and nine months ended September 30, 2021, respectively, compared to 4.3% and (12.3%) for the same periods in 2020, respectively. Operating income (loss) per transaction was $0.05 and ($0.00) for the three and nine months ended September 30, 2021, respectively, compared to $0.01 and ($0.02) for the same periods in 2020, respectively. For the three months ended September 30, 2021, the increases in operating income, operating margin and operating income per transaction were primarily driven by the easing of COVID-19 restrictions in limited regions where we operate. For the nine months ended September 30, 2021, the decrease in operating loss and increase in operating margin was primarily driven by the easing of COVID-19 restrictions in limited regions where we operate and the $21.9 million decrease in non-cash goodwill impairment charges, partially offset by the decrease in tourism in the months of January and February 2021 compared to the same periods in the prior period.

EPAY SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2021 and 2020 for our epay Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase Amount	Increase Percent	2021	2020	Increase Amount	Increase Percent
Total revenues	$238,319	$198,939	$39,380	20%	$724,540	$559,413	$165,127	30%
Operating expenses:
Direct operating costs	180,206	149,993	30,213	20%	547,828	424,123	123,705	29%
Salaries and benefits	20,104	16,108	3,996	25%	59,248	46,996	12,252	26%
Selling, general and administrative	9,802	8,455	1,347	16%	28,594	25,928	2,666	10%
Depreciation and amortization	2,253	2,134	119	6%	6,524	5,629	895	16%
Total operating expenses	212,365	176,690	35,675	20%	642,194	502,676	139,518	28%
Operating income	$25,954	$22,249	$3,705	17%	$82,346	$56,737	$25,609	45%
Transactions processed (millions)	811	661	150	23%	2,266	1,692	574	34%
Revenues

epay Segment total revenues were $238.3 million for the three months ended September 30, 2021, an increase of $39.4 million or 20% compared to the same period in 2020. epay Segment total revenues were $724.5 million for the nine months ended September 30, 2021, an increase of $165.1 million or 30% compared to the same period in 2020. The increase in revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth and the U.S. dollar weakening against key foreign currencies during 2021. Foreign currency movements increased revenues by approximately $2.1 million and $31.0 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The epay segment was impacted by COVID-19 pandemic-driven government-imposed lockdowns and business closures, primarily at retail outlets, which were offset by increases in digital media offerings in Asia and revenues derived from businesses that were classified as essential and remained open during the pandemic.
30

Revenues per transaction decreased to $0.29 and $0.32 for the three and nine months ended September 30, 2021, respectively, compared to $0.30 and $0.33 for the same periods in 2020, respectively. The decreases in revenues per transaction were primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $180.2 million for the three months ended September 30, 2021, an increase of $30.2 million or 20% compared to the same period in 2020. epay Segment direct operating costs were $547.8 million for the nine months ended September 30, 2021, an increase of $123.7 million or 29% compared to the same period in 2020. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increases in direct operating costs were primarily due to the increase in transaction volumes of low-value mobile top-up transactions, an increase in retailer commissions and the U.S. dollar weakening against key foreign currencies during 2021. Foreign currency movements increased direct operating costs by approximately $1.6 million and $22.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Gross profit

Gross profit was $58.1 million for the three months ended September 30, 2021, an increase of $9.2 million or 19% compared to $48.9 million for the same period in 2020. Gross profit was $176.7 million for the nine months ended September 30, 2021, an increase of $41.4 million or 31% compared to $135.3 million for the same period in 2020. Gross margin was 24.4% for both the three and nine months ended September 30, 2021, compared to 24.6% and 24.2% for the same periods in 2020, respectively. The increase in gross profit is primarily driven by the increase in transaction volumes at relatively flat margins.

Salaries and benefits

Salaries and benefits expenses were $20.1 million for the three months ended September 30, 2021, an increase of $4.0 million or 25% compared to the same period in 2020. Salaries and benefits expenses were $59.2 million for the nine months ended September 30, 2021, an increase of $12.3 million or 26% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $0.3 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses were 8.4% and 8.2% for the three and nine months ended September 30, 2021, respectively, compared to 8.1% and 8.4% for the same periods in 2020, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2021, an increase of $1.3 million or 16% compared to the same period in 2020. Selling, general and administrative expenses were $28.6 million for the nine months ended September 30, 2021, an increase of $2.7 million or 10% compared to the same period in 2020. Foreign currency movements increased these expenses by $0.1 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses decreased to 4.1% and 3.9% for the three and nine months ended September 30, 2021, respectively, compared to 4.3% and 4.6% for the same periods in 2020, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $2.3 million for the three months ended September 30, 2021, an increase of $0.1 million or 6% compared to the same period in 2020. Depreciation and amortization expenses were $6.5 million for the nine months ended September 30, 2021, an increase of $0.9 million or 16% compared to the same period in 2020. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.9% for both the three and nine months ended September 30, 2021, compared to 1.1% and 1.0% for the same periods in 2020, respectively.
31

Operating income

epay Segment operating income was $26.0 million for the three months ended September 30, 2021, an increase of $3.7 million or 17% compared to the same period in 2020. epay Segment operating income was $82.3 million for the nine months ended September 30, 2021, an increase of $25.6 million or 45% compared to the same period in 2020. Operating margin decreased to 10.9% and increased to 11.4% for the three and nine months ended September 30, 2021, respectively, compared to 11.2% and 10.1% for the same periods in 2020, respectively. Operating income per transaction was $0.03 and $0.04 for the three and nine months ended September 30, 2021, respectively, compared to $0.03 for both of the same periods in 2020. The increase in operating income and relatively flat operating margin for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in the number of overall transactions. The increases in operating income and operating margin for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in the number of higher-margin digital media transactions.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2021 and 2020 for the Money Transfer Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$353,451	$323,092	$30,359	9%	$1,037,659	$852,189	$185,470	22%
Operating expenses:
Direct operating costs	200,231	176,718	23,513	13%	589,273	464,216	125,057	27%
Salaries and benefits	65,285	52,035	13,250	25%	188,535	154,958	33,577	22%
Selling, general and administrative	41,533	36,601	4,932	13%	115,975	108,355	7,620	7%
Goodwill and acquired intangible assets impairment	—	1,467	(1,467)	(100)%	—	84,160	(84,160)	(100)%
Depreciation and amortization	8,897	8,645	252	3%	26,886	25,793	1,093	4%
Total operating expenses	315,946	275,466	40,480	15%	920,669	837,482	83,187	10%
Operating income	$37,505	$47,626	$(10,121)	(21)%	$116,990	$14,707	$102,283	695%
Transactions processed (millions)	34.1	30.9	3.2	10%	99.4	84.1	15.3	18%
Revenues

Money Transfer Segment total revenues were $353.5 million for the three months ended September 30, 2021, an increase of $30.4 million or 9% compared to the same period in 2020. Money Transfer Segment total revenues were $1,037.7 million for the nine months ended September 30, 2021, an increase of $185.5 million or 22% compared to the same period in 2020. The increase in revenues was primarily due to increases in U.S. outbound and international-originated money transfers, partially offset by decreases in the U.S. domestic business and transactions in the Middle East region. Revenues per transaction decreased to $10.37 and increased to $10.44 for the three and nine months ended September 30, 2021, respectively, compared to $10.46 and $10.13 for the same periods in 2020, respectively. Foreign currency movements increased revenues by approximately $3.2 million and $35.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Direct operating costs

Money Transfer Segment direct operating costs were $200.2 million for the three months ended September 30, 2021, an increase of $23.5 million or 13% compared to the same period in 2020. Money Transfer Segment direct operating costs were $589.3 million for the nine months ended September 30, 2021, an increase of $125.1 million or 27% compared to the same period in 2020. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and corresponding increase in agent commissions. Foreign currency movements increased direct operating costs by approximately $1.6 million and $17.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
32

During the third quarter of 2021, the Company evaluated $40.8 million of deferred contract acquisition costs related to a large retail contract due to lower than expected cash flows. An undiscounted cash flow analysis was performed comparing the carrying amount of the deferred contract acquisition costs to the projected undiscounted cash flows. The undiscounted cash flows exceeded the carrying amount indicating no impairment at September 30, 2021.

Gross profit

Gross profit was $153.2 million for the three months ended September 30, 2021, an increase of $6.8 million or 5% compared to $146.4 million for the same period in 2020. Gross profit was $448.4 million for the nine months ended September 30, 2021, an increase of $60.4 million or 16% compared to $388.0 million for the same period in 2020. Gross margin decreased to 43.3% and 43.2% for the three and nine months ended September 30, 2021, respectively, compared to 45.3% and 45.5% for the same periods in 2020, respectively. The increase in gross profit is primarily attributable to the increase in transactions and the decrease in gross margin is primarily attributable to the increase in direct operating costs driven by increased agent commissions for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Salaries and benefits

Salaries and benefits expenses were $65.3 million for the three months ended September 30, 2021, an increase of $13.3 million or 25% compared to the same period in 2020. Salaries and benefits expenses were $188.5 million for the nine months ended September 30, 2021, an increase of $33.6 million or 22% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $0.9 million and $6.7 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses increased to 18.5% and were flat at 18.2% for the three and nine months ended September 30, 2021, respectively, compared to 16.1% and 18.2% for the same periods in 2020, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $41.5 million for the three months ended September 30, 2021, an increase of $4.9 million or 13% compared to the same period in 2020. Selling, general and administrative expenses were $116.0 million for the nine months ended September 30, 2021, an increase of $7.6 million or 7% compared to the same period in 2020. The increase in these expenses is primarily driven by an increase in professional fees and travel related expenses. Foreign currency movements decreased these expenses by $0.1 million and increased these expenses by $4.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. As a percentage of revenues, these expenses increased to 11.8% and decreased to 11.2% for the three and nine months ended September 30, 2021, respectively, compared to 11.3% and 12.7% for the same periods in 2020, respectively.

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

Depreciation and amortization

Depreciation and amortization expenses were $8.9 million for the three months ended September 30, 2021, an increase of $0.3 million or 3% compared to the same period in 2020. Depreciation and amortization expenses were $26.9 million for the nine months ended September 30, 2021, an increase of $1.1 million or 4% compared to the same period in 2020. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.5% and 2.6% for the three and nine months ended September 30, 2021, respectively, compared to 2.7% and 3.0% for the same periods in 2020, respectively.
33

Operating income

Money Transfer Segment operating income was $37.5 million for the three months ended September 30, 2021, a decrease of $10.1 million or 21% compared to the same period in 2020. Money Transfer Segment operating income was $117.0 million for the nine months ended September 30, 2021, an increase of $102.3 million or 695% compared to the same period in 2020. Operating margin decreased to 10.6% and increased to 11.3% for the three and nine months ended September 30, 2021, respectively, compared to 14.7% and 1.7% for the same periods in 2020, respectively. Operating income per transaction decreased to $1.10 and increased to $1.18 for the three and nine months ended September 30, 2021, respectively, compared to $1.54 and $0.17 for the same periods in 2020, respectively. The decrease in operating income, operating margin and operating income per transaction for the three months ended September 30, 2021 compared to the same period in 2020 was primarily driven by the increase in agent commissions and increase in headcount to support the growth of the business. The increase in operating income, operating margin and operating income per transaction for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by the decrease in non-cash goodwill impairment charges, and an increase in transaction volume, specifically the higher margin transactions for U.S. outbound and international-originated money transfers, partially offset by the increase in agent commissions and increase in headcount to support the growth of the business.

CORPORATE SERVICES

The following table presents the operating expenses for the three and nine months ended September 30, 2021 and 2020 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$10,367	$8,252	$2,115	26%	$37,043	$23,253	$13,790	59%
Selling, general and administrative	1,681	1,595	86	5%	4,587	6,032	(1,445)	(24)%
Depreciation and amortization	119	117	2	2%	412	276	136	49%
Total operating expenses	$12,167	$9,964	$2,203	22%	$42,042	$29,561	$12,481	42%

Corporate operating expenses
Total Corporate operating expenses were $12.2 million and $42.0 million for the three and nine months ended September 30, 2021, respectively, an increase of $2.2 million or 22% and $12.5 million or 42%, respectively, compared to the same periods in 2020. The increases are primarily due to $1.8 million and $11.8 million increases in share based compensation for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

OTHER EXPENSE, NET
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$153	$139	$14	10%	$539	$867	$(328)	(38)%
Interest expense	(10,072)	(9,477)	(595)	6%	(28,718)	(27,594)	(1,124)	4%
Foreign currency exchange loss, net	(8,135)	(1,368)	(6,767)	495%	(12,051)	(17,679)	5,628	(32)%
Other gains	—	—	—	n/a	31	728	(697)	(96)%
Other expense, net	$(18,054)	$(10,706)	$(7,348)	69%	$(40,199)	$(43,678)	$3,479	(8)%
34

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

We recorded a net foreign currency exchange loss of $8.1 million and $12.1 million for the three and nine months ended September 30, 2021, respectively, compared to a net foreign currency exchange loss of $1.4 million and $17.7 million for the same periods in 2020, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

Our effective income tax rate was 23.6% and 35.8% for the three and nine months ended September 30, 2021, respectively, compared to 27.2% and (55.9)% for the same periods in 2020, respectively. Our effective income tax rate for the three and nine months ended September 30, 2021 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses. Our effective income tax rate for the three and nine months ended September 30, 2020 was different than the applicable statutory income tax rate of 21% primarily due to the non-deductible goodwill impairment charge during the second quarter of 2020 and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2020 for net operating losses in those jurisdictions which have a limited history of profitable earnings.

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $73.9 million for the three months ended September 30, 2021, an increase of $33.6 million or 84% compared to the same period in 2020. For the three months ended September 30, 2021, the increase in net income was primarily attributable to the $75.4 million increase in gross profit driven by an increase in transaction volumes, partially offset by a $17.8 million increase in salaries and benefits, a $9.1 million increase in selling, general and administrative expenses, a $7.7 million increase in income tax expense, a $6.8 million increase in net foreign currency exchange losses and an increase in other expenses aggregating $0.4 million.

Net income attributable to Euronet was $73.9 million for the nine months ended September 30, 2021, an increase of $147.5 million or 200% compared to the net loss in the same period in 2020. For the nine months ended September 30, 2021, the increase in net income was primarily attributable to the $135.2 million increase in gross profit driven by an increase in transaction volumes, a $106.0 million decrease in non-cash goodwill and intangible assets impairment charges and a $5.6 million decrease in foreign currency exchange losses, partially offset by a $62.4 million increase in salaries and benefits, a $14.7 million increase in income tax expense, a $12.9 million increase in selling, general and administrative expenses, a $7.3 million increase in depreciation and amortization expenses and an increase in other expenses aggregating $2.0 million.
35

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2021, we had working capital of $1,395.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,510.5 million as of December 31, 2020. The decrease in working capital was primarily due to the $217.2 million decrease in the outstanding balance on the Credit Facility during the nine months ended September 30, 2021, partially offset by a $35.0 million increase in trade accounts receivable and a $34.7 million decrease in accrued expenses and other current liabilities. Our ratio of current assets to current liabilities was 1.85 and 1.81  at September 30, 2021 and December 31, 2020, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of September 30, 2021, we had $669.7 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $258.6 million from $411.1 million as of December 31, 2020 to $669.7 million as of September 30, 2021 as a result of the increase in the number of active ATMs as of September 30, 2021 compared to December 31, 2020.

The Company has $1,048.5 million of unrestricted cash as of September 30, 2021 compared to $1,420.3 million as of December 31, 2020. The decrease in unrestricted cash was primarily due to the $217.2 million net repayment of the outstanding balance on the Credit Facility during the nine months ended September 30, 2021 and the $258.6 million increase in ATM cash as unrestricted cash was utilized to fill the additional active ATMs. Including the $669.7 million of cash in ATMs at September 30, 2021, the Company has access to $1,718.2 million in available cash, and $918.9 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
Liquidity	2021	2020
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$304,340	$220,416
Investing activities	(70,952)	(77,073)
Financing activities	(216,291)	(244,069)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(82,667)	32,042
Decrease in cash and cash equivalents and restricted cash	$(65,570)	$(68,684)

Operating activity cash flow

Cash flows provided by operating activities were $304.3 million for the nine months ended September 30, 2021 compared to $220.4 million for the same period in 2020. The increase in operating cash flows was primarily due to the increase in net income and fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $71.0 million for the nine months ended September 30, 2021 compared to $77.1 million for the same period in 2020. We used $66.1 million for purchases of property and equipment for the nine months ended September 30, 2021 compared to $71.4 million for the same period in 2020. Cash used for software development and other investing activities totaled $4.9 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.
36

Financing activity cash flow

Cash flows used in financing activities were $216.3 million for the nine months ended September 30, 2021 compared to $244.1 million for the same period in 2020. Our borrowing activities for the nine months ended September 30, 2021 consisted of net cash outflows of $217.0 million compared to net cash outflows of $5.0 million for the same period in 2020. The increase in net cash outflows for the nine months ended September 30, 2021 compared to the same period in 2020 was the result of the net repayment of $217.2 million of the outstanding balance on the Credit Facility. We repurchased $1.0 million of common stock during the nine months ended September 30, 2021 compared to repurchases of $240.8 million for the same period in 2020. The $1.0 million of share repurchases during the nine months ended September 30, 2021 were in connection with the settlement of Restricted Stock Unit awards and the exercise of option awards in certain countries in which we operate. We received proceeds of $6.4 million and $6.6 million during the nine months ended September 30, 2021 and 2020, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

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

As of September 30, 2021, fees and interest on borrowings are based upon our corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).

As of September 30, 2021, we had $53.2 million of borrowings and $57.9 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $918.9 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of September 30, 2021, we have outstanding €600 million ($694.9 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other debt obligations - Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $1.1 million and $0.9 million outstanding under these other obligation arrangements as of September 30, 2021 and December 31, 2020, respectively.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2021 were $66.1 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2021 are currently estimated to range from approximately $100 million to $105 million.
37

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

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2021, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2021. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of September 30, 2021, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2021, our total debt outstanding, excluding unamortized debt issuance costs, was $1,213.3 million. Of this amount, $464.2 million, net of debt discounts, or 38% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2021, the fair value of our fixed rate Convertible Notes was $603.1 million, compared to a carrying value of $464.2 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of September 30, 2021 we had $53.2 million of borrowings, or 4% of our total debt obligations, under our Credit Facility. Additionally, $694.9 million, or 57% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of September 30, 2021, the fair value of our fixed rate Senior Notes was $710.3 million, compared to a carrying value of $694.9 million. The remaining $1.1 million, or less than 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the nine months ended September 30, 2021, approximately 73% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.
38

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2021, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $155 million to $160 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. As of September 30, 2021, we estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $115 million to $120 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of September 30, 2021, we had foreign currency derivative contracts outstanding with a notional value of $275 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of September 30, 2021, we held foreign currency derivative contracts outstanding with a notional value of $1.1 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2021, the Company had foreign currency forward contracts outstanding with a notional value of $46 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.
39

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There has been no change in our internal control over financial reporting during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended September 30, 2021. There were no repurchases of common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
July 1 - July 31, 2021	—	$—	—	$250,000
August 1 - August 31, 2021	—	—	—	250,000
September 1 - September 30, 2021	—	—	—	$250,000
Total	—	$—	—
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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
October 28, 2021
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

42