Form 10-K
period 2021-12-31
EURONET WORLDWIDE, INC.
filed 2022-02-23
CIK 1029199

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-K

_________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.8 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2021.

As of February 22, 2022, the registrant had 51,158,186 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

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

Core Business Segments

We operate in the following three segments as of December 31, 2021:

The Electronic Fund Transfer ("EFT") Processing Segment processes transactions for a network of 42,713 ATMs and approximately 438,000 POS terminals across Europe, Africa, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion ("DCC"), domestic and international ATM surcharge, advertising, delivery of non-cash products ("digital content") via ATMs, customer relationship management ("CRM"), mobile top-up, bill payment, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. In 2021, the EFT Processing Segment accounted for approximately 20% of Euronet's consolidated revenues.

The epay Segment provides distribution and processing of prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards and services throughout our worldwide distribution network. We operate a network that includes approximately 775,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2021, the epay Segment accounted for approximately 34% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, and IME, and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 510,000 locations. xe is a provider of foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). We offer global account-to-account money transfer services through our websites (www.xe.com and https://transferxe.com) and xe customer service representatives. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium sized businesses. We are one of the largest global money transfer companies measured by revenues and transaction volumes. In 2021, the Money Transfer Segment accounted for approximately 46% of Euronet's consolidated revenues.

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
  Current - Euronet conducts business globally, serving customers in approximately 175 countries. As of December 31, 2021, we have 13 transaction processing centers, six in Europe, five in Asia Pacific and two in North America. We also maintain 66 business offices that are located in 43 countries. Our corporate offices are located in Leawood, Kansas, USA.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS DCC, domestic and international surcharge, foreign currency dispensing, advertising, digital content sales at ATMs, CRM, prepaid mobile top-up, bill payment, money transfer, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand-alone products. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

Sources of Revenues

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges and margins earned on DCC transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily operate across Europe, Africa, the Middle East, Asia Pacific, and the United States. As of December 31, 2021, we operated 42,713 ATMs compared to 37,729 at December 31, 2020. The increase was largely due to the reactivation of ATMs that were temporarily closed in response to the COVID-19 pandemic related tourism disruptions.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, DCC transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 16.7% as indicated in the following table:

(in millions)	2017	2018	2019	2020	2021
EFT Processing Segment transactions per year	2,352	2,721	3,052	3,275	4,366

The increase in transactions for 2020 and 2021 is the result of a significant increase in the volume of lower value, digitally-initiated payment processing transactions for an Asia Pacific customer's bank wallet and e-commerce site.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, and Pakistan. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to financial institutions since 1998 through our Software Solutions unit, and an innovative switching software package named "REN", which is hosted in Germany and India, that was released in 2017. The processing centers operate 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to REN.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management solutions to financial institutions, merchants, mobile phone operators and other organizations using our processing centers' electronic financial transaction processing software. Our outsourced management solutions include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit, debit and prepaid card databases and other financial processing services. These solutions include 24-hour monitoring of each ATM's status and cash condition, managing the cash levels in each ATM, coordinating the cash delivery and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting and reporting. Since our infrastructure can support a significant increase in transactions, new outsourced management solutions agreements should provide additional revenue with lower incremental cost.

Our outsourced management solutions agreements generally provide for fixed monthly management fees and, in most cases, fees payable for each transaction. The transaction fees under these agreements are generally lower than those under card acceptance agreements.

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our market-leading internally developed software solutions. The ATMs in our IAD networks are able to process transactions for holders of credit, debit and prepaid products issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, Mastercard®, JCB, Diners Club International®, Discover® and UnionPay International©, as well as international ATM networks such as PLUS, CIRRUS and PULSE® or domestic networks such as NYCE, Shazam, AFFN, STAR and others across North America. This is accomplished through our agreements and relationships with these institutions, international credit, debit and prepaid card issuers, international card associations and domestic card associations.

When a bank cardholder conducts a transaction on a Euronet-owned ATM or automated deposit terminal, we receive a fee from the cardholder's bank for that transaction. The bank pays us this fee either directly or indirectly through a central switching and settlement network. When paid indirectly, this fee is referred to as the "interchange fee." We receive transaction processing fees for successful transactions and, in certain circumstances, for transactions that are not completed because they fail to receive authorization. The fees paid to us by the card issuers are independent of any fees charged by the card issuers to cardholders in connection with the ATM transactions. In some cases, we may also charge a direct access fee or surcharge to cardholders at the ATM. The direct access fee is added to the amount of the cash withdrawal and debited from the cardholder's account.

We generally receive fees or earn margin from our customers for six types of ATM transactions:

  Cash withdrawals;
  Cash deposits;
  Balance inquiries;
  Transactions not completed because the relevant card issuer does not give authorization;
  Dynamic currency conversion; and
  Prepaid mobile airtime recharges and other electronic content.

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the financial institution or organization may be used at all ATMs that we operate in a given market. In most markets, we operate under sponsorship by our own e-money or payment service licensed entities. In some markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as "sponsorship agreements") for the acceptance of domestic cards and/or cards bearing international logos, such as Visa® and Mastercard®. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organizations on a stand-in basis. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. The financial institution provides the cash needed to complete transactions on the ATM, but we provide a significant portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

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

Other Products and Services

Our network of owned or operated ATMs allows for the sale of additional financial and other products or services at a low incremental cost. We have developed value added services in addition to basic cash withdrawal and balance inquiry transactions. These value added services include mobile top-up, fraud management, bill payment, domestic and international surcharge, CRM, foreign remittance payout, cardless payout, banknote recycling, electronic content, ticket and voucher, foreign currency withdrawal and advertising. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

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

Additional growth opportunities are driven through financial institutions that are receptive to outsourcing the operation of their ATM, POS and card networks. The operation of these devices requires expensive hardware and software and specialized personnel. These resources are available to us, and we offer them to our customers under outsourcing contracts. The expansion and enhancement of our outsourced management solutions in new and existing markets will remain an important business opportunity for Euronet. Increasing the number of non-owned ATMs and POS terminals that we operate under management services agreements and continued development of our credit, debit and prepaid card outsourcing business could provide continued growth while minimizing our capital investment.

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

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of total consolidated revenues. In India, Pakistan and Indonesia we have contracts with banks and telecommunications companies that are majority-owned by the government to provide certain ATM driving and transaction switching services, digital content distribution and mobile airtime recharge services. Additionally, certain government-owned banks are members of our shared ATM network in India and we provide software services to financial institutions partially owned by government-owned banks. In Austria, Croatia, Cyprus, Czech Republic, Denmark, Egypt, Germany, Hungary, Ireland, Italy, Lithuania, Malta, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and the United Kingdom, we lease land and other property for certain ATM sites from companies that are majority-owned by the government. In China and Greece, we have contracts with clients and financial institutions that are partially owned by the government.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other electronic content and payment processing services for various prepaid products, cards and services on a network of approximately 775,000 POS terminals across approximately 335,000 retailer locations in Europe, the Middle East, Asia Pacific, North America and South America. Our processing centers for the epay Segment are located in the United Kingdom, Germany, Italy, and the United States.

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

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content and from telecommunications service providers for the sale and distribution of prepaid mobile airtime. In 2021, approximately 70% of total revenues and approximately 74% of gross profit for the epay Segment was from electronic content other than prepaid mobile airtime (digital media products).

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

Other Products and Services

Our POS network is used for the distribution of other products and services, including games and software, bill payment, lottery tickets and transportation products. Through our Cadooz subsidiary, we also distribute vouchers and physical gifts into the business-to-business ("B2B") channel principally for the purposes of employee and customer incentives and rewards. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit, debit and prepaid card payments for retail merchandise. We provide promotion and advertising for content providers of their prepaid content throughout our retail distribution network. We also provide card production and processing services to some of our prepaid gift card partners and telecom content providers.

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

The number of transactions processed on our POS networks has increased over the last five years at a CAGR of approximately 27.4% as indicated in the following table:

(in millions)	2017	2018	2019	2020	2021
epay processing transactions per year	1,186	1,149	1,542	2,395	3,120

Additional high-volume, low-margin digital media offerings in Asia contributed to an overall increase in processing transactions in 2020 and 2021.

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

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of total consolidated revenues. In Germany, epay has a contract for the technology and distribution infrastructure for six state-owned lotteries, it deploys Know Your Customer (or KYC) technologies on terminals indirectly owned by the Federal Republic of Germany and provides payment processing services for the state of Berlin and the city of Stuttgart, and Cadooz has a contract with Deutsche Bahn, which is majority owned by the German state. In addition, epay has contracts with Transurban Limited, the largest manager of toll road networks in Australia, Cubic, supporting New South Wales Transport ticketing in Australia, and with New Zealand Transport Authority, which operates all toll roads in New Zealand. epay distributes mobile top up in post offices in the United Kingdom, which are owned by the government. epay has contracts in the Middle East for the processing of mobile airtime for companies that are majority owned by the Saudi government and the UAE government, and epay distributes prepaid electronic content through companies that are owned by the Dubai government and Abu Dhabi government. In India, the epay segment distributes prepaid content through the State Bank of India and distributes telecom airtime on behalf of Bharat Sanchar Nigam, a government owned telecommunications provider based in New Delhi. There are no other government contracts in the epay Segment.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, AFEX, and xe. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 510,000 locations and our websites riamoneytransfer.com and online.imeremit.com. Most of our money transfers are originated through sending agents in approximately 48 countries, with money transfer delivery completed in 165 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

In addition, we provide global account-to-account money transfer services under the brand name xe. We offer money transfer services via our website (www.xe.com) and through customer service representatives. xe also provides foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium sized businesses.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 10.0% as indicated in the following table:

(in millions)	2017	2018	2019	2020	2021
Money transfer transactions per year	92.2	107.6	114.5	116.5	135.1

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

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $63 billion in money transfers in 2021.

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

Money Transfer Products and Services

Money transfer products and services are sold primarily through three channels: at agent locations, Company-owned stores and on internet enabled devices at riamoneytransfer.com and xe.com. In an online transaction, customers send funds, using a bank account or credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

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

Through our Walmart-2-Walmart Money Transfer Service, which allows customers to transfer money to and from Walmart stores in the U.S., our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a significantly lower margin from these transactions than its traditional money transfers; however, the arrangement adds a significant number of transactions to Ria's business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2026. Thereafter, it will automatically renew for one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

Significant Customers and Government Contracts

No individual customer of our Money Transfer Segment makes up greater than 10% of total consolidated revenues. The Money Transfer Segment maintains correspondent relationships with a number of financial institutions whose ownership includes governments of the correspondents' countries of origin. Those countries include Armenia, Austria, Bangladesh, Belarus, Belgium, Benin, Bhutan, Bolivia, Bosnia-Herzegovina, Botswana, Burkina Faso, Burundi, Cameroon, Cape Verde, Chad, Costa Rica, Cote d'Ivoire, Cuba, Djibouti, Dominican Republic, Ecuador, Egypt, El Salvador, Eritrea, Ethiopia, Fiji, Gabon, Gambia, Georgia, Ghana, Guatemala, Guinea, Guinea - Bissau, Honduras, India, Indonesia, Italy, Jordan, Kenya, Kyrgyzstan, Laos, Liberia, Madagascar, Malaysia, Mali, Mauritania, Mauritius, Mexico, Moldova, Morocco, Myanmar, Niger, Nigeria, Pakistan, Philippines, Poland, Romania, Russia, Rwanda, Saudi Arabia, Serbia, Senegal, Sierra Leone, Sri Lanka, Suriname, Tanzania, Thailand, Togo, Tunisia, Turkey, Uganda, Ukraine, Uzbekistan, Vietnam, Yemen, Zambia, and Zimbabwe.

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

Employees

We had approximately 8,800, 8,100 and 7,700 employees as of December 31, 2021, 2020, and 2019, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2021 and we consider relations with our employees to be good.

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

PSD2 requires a license to perform certain defined "payment services" in a European Economic Area (“EEA”) Member State and such license may be extended throughout other Member States of the EEA through passporting of the license (either on a freedom of service or freedom of establishment basis). Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. Traditionally, we passported our U.K., German and Spanish payment services authorizations to several Member States. As a result of Brexit, our U.K, payment institution is no longer capable of passporting its license into the EEA and the relevant EEA business was transferred to our other licenses prior to the end of the Brexit transition period. Additionally, in the U.K., we have obtained an e-money license. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD2 licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls. Prior to the end of the Brexit transition period, our e-money license was passported into over twenty-five EEA Member States. As a result of Brexit, we have restructured the regulated services provided by our U.K. e-money institution in the EEA Member States and transitioned them to our other payment service licenses that can still operate in the EEA. The e-money institution will continue to operate in the U.K. unchanged.

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

Money transmitters, issuers of payment instruments and their agents are required to comply with U.S. federal, state and/or foreign anti-money laundering laws and regulations. In summary, our Money Transfer Segment, as well as our agent network, is subject to regulations issued by the different state and foreign national regulators who license us, the Office of Foreign Assets Control ("OFAC"), the Bank Secrecy Act as amended by the USA PATRIOT Act ("BSA"), the Financial Crimes Enforcement Network ("FINCEN"), as well as any existing or future regulations that impact any aspect of our money transfer business.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.K. Bribery Act, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission ("SEC") requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world and we do business with a number of banks and other financial institutions owned or controlled by foreign governments, we face a higher risk associated with FCPA, the U.K. Bribery Act and other similar laws than many other companies and we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act and other similar laws. Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. Failure to comply with our policies and procedures or the FCPA and other laws can expose Euronet and/or individual employees to potentially severe criminal and civil penalties. Such penalties could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to our epay Segment, we maintain registered trademarks for the "epay" brand and logo in the U.S., U.K., E.U. (through a Community Trademark application, which provides enforceability of the epay trademark in all member states of the European Union), Brazil, Singapore, India, Australia and New Zealand. We have filed trademark applications for additional iterations of the "epay” brand in India, which are pending.

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

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as of February 22, 2022 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	65	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	64	November 2002	Executive Vice President - Chief Financial Officer
Scott D. Claassen	55	May 2020	General Counsel and Secretary
Kevin J. Caponecchi	55	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	51	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	58	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	46	January 2014	Senior Vice President - Chief Technology Officer

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

SCOTT D. CLAASSEN, General Counsel and Secretary. Mr. Claassen has been General Counsel and Secretary of Euronet since joining the Company in May 2020. Prior to this, he practiced corporate law with Stinson LLP and Shook, Hardy and Bacon LLP.  He is a member of the Kansas and Missouri bars. He received a B.S. in Agriculture from Kansas State University, an MBA from the University of Kansas and a law degree from Harvard Law School.

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

For our epay Segment, as we continue to expand our electronic payment product and service offerings, certain of those products and/or services may become regulated by state, federal or foreign laws, rules and regulations. New payment product and/or service offerings may trigger payment regulation within the jurisdiction in which we are offering such payment products and services which may require licensure for epay and/or our partner entities distributing or processing such products. If such products become more highly regulated and ultimately require licensure, our epay business may be adversely affected. Further, if regulations regarding the expiration of gift vouchers change in the countries where we offer them, the revenue epay recognizes from unredeemed vouchers may be negatively affected.

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

We conduct a significant portion of our business in Central and Eastern European countries, and we have subsidiaries in the Middle East, Asia Pacific, Africa and South America, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the U.S. or Western Europe.

We have subsidiaries in Central and Eastern Europe, the Middle East, Asia Pacific, Africa and South America. We expect to continue to expand our operations to other countries in these regions. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. Recent changes to the political climate in certain Eastern European countries increases the risk that a potential military conflict may adversely impact our operations in that region and disrupt our ATM network. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

Our contracts with content providers to distribute and process content, including prepaid mobile airtime top-up services, typically have terms of less than three years. Our contracts with content providers are not exclusive, so these providers may enter into contracts with other service providers. In addition, our service contracts with major retailers typically have terms of one to three years. The cancellation or non-renewal of one or more of our significant content provider or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition and results of operations. The renewal of contracts under less favorable payment terms, margins or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit content providers to reduce our margin or commission at any time. Commission and margin revenue or fee reductions by any of the content providers could also have a material adverse effect on our business, financial condition or results of operations.

The prepaid marketplace is currently experiencing high growth in the differentiation of product offerings. While our epay business is focused on expanding and differentiating its suite of prepaid product offerings on a global basis, there can be no assurance that we will be able to enter into relationships on favorable terms with additional content providers or renew or expand current relationships and contracts on favorable terms. Inability to continue to grow our suite of electronic content and electronic payment product offerings could have a material adverse effect on our business, financial condition and results of operations.

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
21

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2021, the amount of cash used in our ATM networks under these supply agreements was approximately $558.1 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

For example, the COVID-19 pandemic has resulted in travel restrictions within and between countries, including mandatory quarantine requirements for travelers from certain locations, and varying degrees of social distancing orders in most of the countries where we do business. Although the majority of these orders went into effect in early 2020, new orders continue to be implemented, or reinstated, as the pandemic spreads around the global and new variants emerge. These travel restrictions and orders, as well as increased unemployment and general economic uncertainty caused by the pandemic, have negatively impacted our financial results. The EFT operating segment has experienced declines in DCC and surcharge transaction volumes as the factors noted above have reduced these high-margin transactions on our network of ATMs. For the epay and Money Transfer operating segments, the disruption in business of the retailers and agents that offer our services and products may adversely affect their ability to remain in business and/or timely remit payments owed to us.  All of these factors, in turn, may not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.

The extent and potential impact of the COVID-19 outbreak on our operational and financial performance will depend on future developments, including the duration, severity and spread of the virus, the effectiveness of vaccines and treatments against variants of the virus, actions that may be taken by governmental authorities and the impact on our supply chain, customers, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. In the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion during the third quarter of the fiscal year, coinciding with the tourism season in Europe. As a result, our revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year. Additionally, transaction levels have consistently been higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid products and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record.  In the Money Transfer Segment, we experience increased transaction levels during the May through October time frame, coinciding with certain holidays and the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic or political instability, wars, civil unrest, terrorism, epidemics and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

Economic cycles may lead us to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our results of operations. Our total assets include approximately $739.4 million, or 16% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. We have had material impairment write-downs of goodwill and acquired intangible assets in the past and we may have additional impairment write-downs in the future. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

We have a substantial amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2021, total liabilities were $3,488.8 million, of which $1,420.1 million represents long-term debt obligations, and total assets were $4,744.3 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

Restrictive covenants in our credit facilities may adversely affect us. Our Credit Facility (as defined below) contains two financial covenants that we must meet as defined in the agreement: (1) Consolidated Total Leverage Ratio, and (2) Consolidated Interest Coverage Ratio. To remain in compliance with our debt covenants, we may be required to increase Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), repay debt, or both. We cannot assure you that we will have sufficient assets, liquidity or EBITDA to meet or avoid these obligations, which could have an adverse impact on our financial condition.

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

epay Segment - We face competition in the epay business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of margin/commissions or to negotiate directly with the content providers, which may compress our margins. Additionally, certain of our content providers, including mobile phone operators have entered into direct contracts with retailers and/or have developed processing technology that diminishes or eliminates the need for intermediate processors and distributors.

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

The mobile phone industry is a rapidly evolving area, in which technological developments, in particular the development of new billing models and distribution methods or services, may affect the demand for other services in a dramatic way. The development of any new models or technology that reduce the need or demand for prepaid mobile airtime could materially and adversely affect our business.

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
29

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

An additional 13.5 million shares of common stock, representing approximately 26% of the shares outstanding as of December 31, 2021, could be added to our total common stock outstanding through the exercise of options or the issuance of additional shares of our common stock pursuant to existing convertible debt and other agreements. Once issued, these shares of common stock could be traded into the market and result in a decrease in the market price of our common stock.

As of December 31, 2021, we had 4.3 million and 0.5 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our common stock. Of this amount, 1.5 million options are vested and exercisable as of December 31, 2021. Approximately 5.8 million additional shares of our common stock may be issued in connection with our stock incentive and employee stock purchase plans. Accordingly, based on current trading prices of our common stock, approximately 2.0 million shares could potentially be added to our total current common stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 4.8 million total options and restricted stock awards outstanding, an aggregate of 2.0 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2021, we also have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

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

Holders

At December 31, 2021, we had 51 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2021, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

The following graph compares Euronet Worldwide Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq Composite index and the Nasdaq US Benchmark Financial Services TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The Nasdaq Composite index replaces the CRSP Nasdaq Stock Market (US Companies) Index and the Nasdaq US Benchmark Financial Services TR Index replaces the CRSP Nasdaq Financial Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP indexes have been included with data through 2020.

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

Equity Compensation Plan Information

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Stock Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information related to our equity compensation plans.

Stock Repurchases

The following table provides information with respect to shares of the Company's Common Stock that were purchased during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
October 1 - October 31, 2021	—	$—	—	$250,000
November 1 - November 30, 2021	1,000,000	110.56	1,000,000	139,435
December 1 - December 31, 2021	1,000,000	117.20	1,000,000	322,236
Total	2,000,000	$113.88	2,000,000

(1) On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Company Overview, Geographic Locations and Principal Products and Services

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment, which processes transactions for a network of 42,713 ATMs and approximately 438,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 775,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 510,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 20% of total consolidated revenues for the year ended December 31, 2021, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 34% of total consolidated revenues for the year ended December 31, 2021, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 70% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 46% of total consolidated revenues for the year ended December 31, 2021, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

The Company offers a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria's business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2026. Thereafter, it will automatically renew for subsequent one year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM and POS management and outsourcing, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country that we operate in that may impact the volume of cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs, which is dependent on contracts that cover large numbers of ATMs, which are complicated by legal and regulatory considerations of local countries, as well as our customers' decisions whether to outsource ATMs.

2) The epay Segment opportunities include renewing existing and negotiating new agreements in target markets in which we operate, primarily with mobile operators, digital content providers, financial institutions and retailers. The overall growth rate in the prepaid mobile phone and digital media content markets, shifts between prepaid and postpaid services, and our market share in those respective markets will have a significant impact on our ability to maintain and grow the epay Segment revenues. There is significant competition in these markets that may impact our ability to grow organically and increase the margin we earn and the margin that we pay to retailers. The profitability of the epay Segment is dependent on our ability to adapt to new technologies that may compete with POS distribution of digital content and prepaid mobile airtime, as well as our ability to leverage cross-selling opportunities with our EFT and Money Transfer Segments. The epay Segment opportunities may be impacted by government-imposed restrictions on retailers and/or content providers with whom we partner in countries in which we have a presence, and corresponding licensure requirements mandated upon such parties to legally operate in such countries.
35

3)The Money Transfer Segment opportunities include expanding our portfolio of products and services to new and existing customers around the globe, which in turn may lead to an increase in transaction volumes. The opportunities to expand are contingent on our ability to effectively leverage our network of bank accounts for digital money transfer delivery, maintaining our physical agent network, cross selling opportunities with our EFT and epay segments and our penetration into high growth money transfer corridors. The challenges inherit in these opportunities include maintaining compliance with all regulatory requirements, maintaining all required licenses, ensuring the recoverability of funds advanced to agents and the continued reliance on the technologies required to operate our business. The volume of transactions processed on our network is impacted by shifts in our customer base, which can change rapidly with worker migration patterns and changes in unbanked populations across the globe. Foreign regulations that impact cross-border migration patterns and the money transfer markets can significantly impact our ability to grow the number of transactions on our network.

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the years ended December 31, 2021 and 2020. These types of orders were first put into effect in the first half of 2020. As the number and rate of new cases has fluctuated in various locations around the global, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. Although vaccines for COVID-19 are widely available in the U.S. and the European Union, their availability is still limited in many parts of the world where we operate. In addition, the rate of acceptance and long term effectiveness of the vaccines, especially against new variants, are still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents.

In response to the COVID-19 pandemic driven impacts, we implemented several key measures to offset the impact across the business, including re-negotiating certain third party contracts, reducing travel and decreasing capital expenditures.

Segment Revenues and Operating Income For The Years Ended December 31, 2021 and 2020

	Revenues		Operating Income (Expense)
(in thousands)	2021	2020	2021	2020
EFT Processing	$591,138	$468,726	$(501)	$(66,711)
epay	1,011,482	835,517	123,037	96,678
Money Transfer	1,400,957	1,183,849	119,595	59,709
Total	3,003,577	2,488,092	242,131	89,676
Corporate services, eliminations and other	(8,134)	(5,392)	(58,115)	(43,054)
Total	$2,995,443	$2,482,700	$184,016	$46,622

Summary

Our annual consolidated revenues increased by 21% for 2021 compared to 2020. The increase in revenues for 2021 was primarily due to the easing of COVID-19 related travel restrictions in 2021 compared to 2020, which led to an increase in demand for DCC, domestic and international surcharge and other value added services in our EFT Processing Segment as well as growth in the number of money transfers processed by the core Ria business and the number of transactions processed by our epay subsidiaries.

Our annual consolidated operating income increased by 295% for 2021 compared to 2020. The increase in operating income for 2021 was primarily due to the increases in transaction volume across all three segments and corresponding increase in revenues, a $106.6 million decrease in non-cash impairment of goodwill and acquired intangible assets, partially offset by a $38.6 million increase in non-cash impairment of contract assets, and increases in stock-based compensation and selling general and administrative expenses.

Net income attributable to Euronet for 2021 was $70.7 million, or $1.32 per diluted share compared to a net loss to Euronet for 2020 of $3.4 million, or $0.06 per diluted share.

Impact of changes in foreign currency exchange rates

Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2021 consolidated operating income was approximately 2.1% higher due to changes in foreign currency exchange rates when compared to 2020. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2021 and 2020, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2021 Increase Percent
Currency	2021	2020
Australian dollar	$0.7513	$0.6904	9%
British pound	$1.3755	$1.2835	7%
Canadian dollar	$0.7979	$0.7464	7%
euro	$1.1830	$1.1412	4%
Hungarian forint	$0.0033	$0.0033	0%
Indian rupee	$0.0135	$0.0135	0%
Malaysian ringgit	$0.2415	$0.2383	1%
New Zealand dollar	$0.7073	$0.6504	9%
Polish zloty	$0.2595	$0.2571	1%

Comparison of Operating Results For The Years Ended December 31, 2021 and 2020 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$591,138	$468,726	$122,412	26%
Operating expenses:
Direct operating costs	354,254	302,637	51,617	17%
Salaries and benefits	98,584	91,526	7,058	8%
Selling, general and administrative	47,832	35,388	12,444	35%
Goodwill impairment	—	21,861	(21,861)	n/m
Depreciation and amortization	90,969	84,025	6,944	8%
Total operating expenses	591,639	535,437	56,202	10%
Operating loss	$(501)	$(66,711)	$66,210	(99)%
Transactions processed (millions)	4,366	3,275	1,091	33%
Active ATMs as of December 31	42,713	37,729	4,984	13%
Average active ATMs	41,461	42,126	(665)	(2)%

_________________

n/m: not meaningful

Revenues

EFT Processing Segment total revenues were $591.1 million for the year ended December 31, 2021, an increase of $122.4 million or 26% compared to the same period in 2020. Beginning in the late first quarter of 2020, the COVID-19 related government-imposed border and business closures, travel restrictions and other orders significantly reduced tourism throughout Europe, which led to a significant decrease in high-margin cross-border transactions (DCC) and surcharge transactions from March through December of 2020. During 2021, we began increasing our estate of active ATMs as certain countries began easing COVID-19 restrictions; however, remaining cross-border travel patterns prevented our volume of DCC and surcharge transactions from returning to pre-COVID-19 levels. Revenues increased for the year ended December 31, 2021 compared to the same period in 2020 as cross-border travel and corresponding DCC and surcharge revenues increased, partially offset by the year ended December 31, 2020 including two months of pre-COVID-19 level DCC and surcharge transaction volumes compared to the year ended December 31, 2021 which had various levels of restrictions throughout the entire period. Foreign currency movements increased revenues by approximately $12.3 million for the year ended December 31, 2021, compared to the same period in 2020.

Average monthly revenues per ATM increased to $1,188 for the year ended December 31, 2021 compared to $927 for the same period in 2020. Revenues per transaction was $0.14 for both years ended December 31, 2021 and 2020. For the year ended December 31, 2021, the average monthly revenues per ATM increased primarily due to the lower average ATM count in Asia Pacific, partially offset by increases in Europe, as we modified our estate of ATMs beginning in the second quarter of 2020 and DCC and international surcharge transactions began to recover from 2020 volumes.

Direct operating costs

EFT Processing Segment direct operating costs were $354.3 million for the year ended December 31, 2021, an increase of $51.6 million or 17% compared to the same period in 2020. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the year ended December 31, 2021, the increase in direct operating costs was primarily due to the increase in transaction volumes, and costs associated with modifying our estate of ATMs. Foreign currency movements increased direct operating costs by approximately $7.6 million for the year ended December 31, 2021 compared to the same period in 2020.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, less acquired contract cost impairments, was $236.9 million for the year ended December 31, 2021, an increase of $70.8 million or 43% compared to $166.1 million for the same period in 2020. Gross profit as a percentage of revenues (“gross margin”) increased to 40.1% for the year ended December 31, 2021, compared to 35.4% for the same period in 2020. For the year ended December 31, 2021, the increase in gross profit and gross margin was primarily driven by the increase in cross-border transactions and overall increase in transaction volumes.

Salaries and benefits

Salaries and benefits expenses were $98.6 million for the year ended December 31, 2021, an increase of $7.1 million or 8% compared to the same period in 2020. The increase in salaries and benefits for the year ended December 31, 2021 compared to the same period in 2020 was primarily driven by an increase in bonus expense and a $2.3 million increase from foreign currency movements in the countries where we employ our workforce. As a percentage of revenues, these expenses decreased to 16.7% for the year ended December 31, 2021, compared to 19.5% for the same period in 2020.

Selling, general and administrative

Selling, general and administrative expenses were $47.8 million for the year ended December 31, 2021, an increase of $12.4 million or 35% compared to the same period in 2020. The increase in these expenses is primarily driven by a $5.3 million increase in professional fees and a $2.4 million increase from foreign currency movements. As a percentage of revenues, these expenses increased to 8.1% for the year ended December 31, 2021, compared to 7.5% for the same period in 2020.

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

Depreciation and amortization

Depreciation and amortization expenses were $91.0 million for the year ended December 31, 2021, an increase of $6.9 million or 8% compared to the same period in 2020. Foreign currency movements increased these expenses by $2.2 million for the year ended December 31, 2021, compared to the same period in 2020, with the remainder of the increase driven by the acquisition of additional ATMs and software assets. As a percentage of revenues, these expenses decreased to 15.4% for the year ended December 31, 2021, compared to 17.9% for the same period in 2020.

Operating (loss)

EFT Processing Segment had operating losses of $0.5 million for the year ended December 31, 2021, a decrease of $66.2 million or 99% compared to the same period in 2020. Operating income (loss) as a percentage of revenues (“operating margin”) decreased to (0.1%) for the year ended December 31, 2021, compared to (14.2%) for the same period in 2020. Operating (loss) per transaction was less than ($0.01) for the year ended December 31, 2021, compared to ($0.02) for the same period in 2020. For the year ended December 31, 2021, the decrease in operating loss and increase in operating margin was primarily driven by the easing of COVID-19 restrictions in limited regions where we operate and the $21.9 million decrease in non-cash goodwill impairment charges, partially offset by the decrease in tourism in the months of January and February 2021 compared to the same periods in the prior period.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Year-over-Year Change
			Increase Amount	Increase Percent
(dollar amounts in thousands)	2021	2020
Total revenues	$1,011,482	$835,517	$175,965	21%
Operating expenses:
Direct operating costs	760,891	630,391	130,500	21%
Salaries and benefits	79,451	64,769	14,682	23%
Selling, general and administrative	39,602	35,789	3,813	11%
Depreciation and amortization	8,501	7,890	611	8%
Total operating expenses	888,445	738,839	149,606	20%
Operating income	$123,037	$96,678	$26,359	27%
Transactions processed (billions)	3.12	2.40	0.72	30%

Revenues

epay Segment total revenues were $1,011.5 million for the year ended December 31, 2021, an increase of $176.0 million or 21% compared to the same period in 2020. The increase in revenues was primarily due to an increase in the number of transactions processed driven by continued digital media growth. Foreign currency movements increased revenues by approximately $22.4 million for the year ended December 31, 2021, compared to the same period in 2020. The epay segment was impacted by COVID-19 pandemic-driven government-imposed lockdowns and business closures, primarily at retail outlets, which were offset by increases in digital media offerings in Asia and revenues derived from businesses that were classified as essential and remained open during the pandemic.

Revenues per transaction decreased to $0.32 for the year ended December 31, 2021, compared to $0.35 for the same period in 2020. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $760.9 million for the year ended December 31, 2021, an increase of $130.5 million or 21% compared to the same period in 2020. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to the increase in transaction volumes of low-value mobile top-up transactions, an increase in retailer commissions and the U.S. dollar weakening against key foreign currencies during 2021. Foreign currency movements increased direct operating costs by approximately $16.5 million for the year ended December 31, 2021, compared to the same period in 2020.

Gross profit

Gross profit was $250.6 million for the year ended December 31, 2021, an increase of $45.5 million or 22% compared to $205.1 million for the same period in 2020. Gross margin increased to 24.8% for the year ended December 31, 2021, compared to 24.6% for the same period in 2020. The increase in gross profit and gross margin is primarily driven by the increase in transaction volumes.

Salaries and benefits

Salaries and benefits expenses were $79.5 million for the year ended December 31, 2021, an increase of $14.7 million or 23% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $2.4 million for the year ended December 31, 2021, compared to the same period in 2020. As a percentage of revenues, these expenses increased to 7.9% for the year ended December 31, 2021, compared to 7.8% for the year ended December 31, 2020.

Selling, general and administrative

Selling, general and administrative expenses were $39.6 million for the year ended December 31, 2021, an increase of $3.8 million or 11% compared to the same period in 2020. Foreign currency movements increased these expenses by $1.2 million for the year ended December 31, 2021, compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 3.9% for the year ended December 31, 2021, compared to 4.3% for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expenses were $8.5 million for the year ended December 31, 2021, an increase of $0.6 million or 8% compared to the same period in 2020. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.8% for the year ended December 31, 2021, compared to 0.9% for the same period in 2020.

Operating income

epay Segment operating income was $123.0 million for the year ended December 31, 2021, an increase of $26.4 million or 27% compared to the same period in 2020. Operating margin increased to 12.2% for the year ended December 31, 2021, compared to 11.6% for the same period in 2020. Operating income per transaction was $0.04 for both years ended December 31, 2021 and 2020. The increases in operating income and operating margin for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to an increase in the number of higher-margin digital media transactions.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,400,957	$1,183,849	$217,108	18%
Operating expenses:
Direct operating costs	793,218	649,033	144,185	22%
Acquired contract cost impairment	38,634	—	38,634	n/a
Salaries and benefits	255,816	213,511	42,305	20%
Selling, general and administrative	157,955	142,161	15,794	11%
Goodwill and acquired intangible assets impairment	—	84,741	(84,741)	(100)%
Depreciation and amortization	35,739	34,694	1,045	3%
Total operating expenses	1,281,362	1,124,140	157,222	14%
Operating income	$119,595	$59,709	$59,886	100%
Transactions processed (millions)	135.1	116.5	18.6	16%

Revenues

Money Transfer Segment total revenues were $1,401.0 million for the year ended December 31, 2021, an increase of $217.1 million or 18% compared to the same period in 2020. The increase in revenues was primarily due to increases in U.S. outbound and international-originated money transfers, partially offset by decreases in the U.S. domestic business and transactions in the Middle East region. Revenues per transaction increased to $10.37 for the year ended December 31, 2021, compared to $10.16 for the same period in 2020. Foreign currency movements increased revenues by approximately $30.3 million for the year ended December 31, 2021, compared to the same period in 2020.

Direct operating costs

Money Transfer Segment direct operating costs were $793.2 million for the year ended December 31, 2021, an increase of $144.2 million or 22% compared to the same period in 2020. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and corresponding increase in agent commissions. Foreign currency movements increased direct operating costs by approximately $15.3 million for the year ended December 31, 2021, compared to the same period in 2020.

Acquired contract cost impairment

During the fourth quarter of 2021, we identified certain contract assets that had a carrying balance greater than the estimated remaining cash flows in the contracts and recorded a corresponding $38.6 million non-cash impairment of costs to fulfill a contract. The impairment charge is the result of lower-than-expected customer transaction volumes related to these specific contracts, stemming primarily from COVID-19 related disruptions. These charges are included in the gross profit calculation.

Gross profit

Gross profit was $569.1 million for the year ended December 31, 2021, an increase of $34.3 million or 6% compared to $534.8 million for the same period in 2020. Gross margin decreased to 40.6% for the year ended December 31, 2021, compared to 45.2% for the same period in 2020. The increase in gross profit was primarily attributable to the increase in transaction volume and the decrease in gross margin is primarily attributable to the $38.6 million non-cash contract asset impairment charge and the increased agent commissions for the year ended December 31, 2021 compared to the same period in 2020.

Salaries and benefits

Salaries and benefits expenses were $255.8 million for the year ended December 31, 2021, an increase of $42.3 million or 20% compared to the same period in 2020. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce increased these expenses by $6.1 million for the year ended December 31, 2021, compared to the same period in 2020. As a percentage of revenues, these expenses increased to 18.3% for the year ended December 31, 2021, compared to 18.0% for the same period in 2020.

Selling, general and administrative

Selling, general and administrative expenses were $158.0 million for the year ended December 31, 2021, an increase of $15.8 million or 11% compared to the same period in 2020. The increase in these expenses is primarily driven by an increase in marketing expenses, professional fees and travel related expenses. Foreign currency movements increased these expenses by $3.6 million for the year ended December 31, 2021, compared to the same period in 2020. As a percentage of revenues, these expenses decreased to 11.3% for the year ended December 31, 2021, compared to 12.0% for the same period in 2020.

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

Depreciation and amortization

Depreciation and amortization expenses were $35.7 million for the year ended December 31, 2021, an increase of $1.0 million or 3% compared to the same period in 2020. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.6% for the year ended December 31, 2021, compared to 2.9% for the same period in 2020.

Operating income

Money Transfer Segment operating income was $119.6 million for the year ended December 31, 2021, an increase of $59.9 million or 100% compared to the same period in 2020. Operating margin increased to 8.5% for the year ended December 31, 2021, compared to 5.0% for the same period in 2020. Operating income per transaction increased to $0.89 for the year ended December 31, 2021, compared to $0.51 for the same period in 2020. The increase in operating income, operating margin and operating income per transaction for the year ended December 31, 2021 compared to the same period in 2020 was primarily driven by the decrease in non-cash goodwill impairment charges, and an increase in transaction volume, specifically the higher margin transactions for U.S. outbound and international-originated money transfers, partially offset by the increase in agent commissions, $38.6 million non-cash contract asset impairment and an increase in headcount to support the growth of the business.

Corporate Services

The following table summarizes the results of operations for Corporate Services for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$50,988	$34,336	$16,652	48%
Selling, general and administrative	6,582	8,306	(1,724)	(21)%
Depreciation and amortization	545	412	133	32%
Total operating expenses	$58,115	$43,054	$15,061	35%

Corporate operating expenses

Total Corporate operating expenses were $58.1 million for the year ended December 31, 2021, an increase of $15.1 million or 35%, compared to the same period in 2020. The increase is primarily due to a $14.6 million increase in share based compensation for the year ended December 31, 2021, compared to the same period in 2020.

Other Expense, Net

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2021	2020	(Decrease) Amount	Increase (Decrease) Percent
Interest income	$664	$1,040	$(376)	(36)%
Interest expense	(38,198)	(36,604)	(1,594)	4%
Foreign currency exchange loss, net	(10,866)	(3,756)	(7,110)	189%
Other gains, net	59	869	(810)	(93)%
Other expense, net	$(48,341)	$(38,451)	$(9,890)	26%

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

We recorded a net foreign currency exchange loss of $10.9 million for the year ended December 31, 2021, compared to a net foreign currency exchange loss of $3.8 million for the same period in 2020. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2021	2020
Income before income taxes	$135,675	$8,171
Income tax expense	(65,088)	(11,475)
Net income	$70,587	$(3,304)
Effective income tax rate	48.0%	140.4%
Income before income taxes	$135,675	$8,171
Adjust: Goodwill and acquired intangible assets impairment	—	(106,602)
Adjust: Acquired contract cost impairment	(38,634)	—
Adjust: Other gains, net	59	869
Adjust: Foreign currency exchange (loss) gain, net	(10,866)	(3,756)
Income before income taxes, as adjusted	$185,116	$117,660
Income tax expense	$(65,088)	$(11,475)
Adjust: Income tax benefit attributable to foreign currency exchange loss, net	1,716	4,055
Income tax expense, as adjusted	$(66,804)	$(15,530)
Effective income tax rate, as adjusted	36.1%	13.2%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 48.0% and 140.4% for the years ended December 31, 2021 and 2020, respectively. The effective income tax rates were significantly influenced by the impact of the goodwill and acquired intangible asset impairment, acquired contract cost impairment, and foreign currency exchange gains (losses). Excluding foreign currency exchange gains (losses), goodwill and acquired intangible asset impairment, and acquired contract cost impairment items from pre-tax income, as well as the related tax effects for these items, our adjusted effective income tax rates were 36.1% and 13.2% for the years ended December 31, 2021 and 2020, respectively.

The effective income tax rate, as adjusted, for 2021 was higher than the applicable statutory income tax rate of 21% as a result of an increase in the valuation allowance related to the projected utilization of U.S. tax benefits, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and certain foreign earnings being subject to higher local statutory tax rates. The effective income tax rate, as adjusted, for 2020 was lower than the applicable statutory income tax rate of 21% primarily because of the release of unrecognized tax benefits for the completion of foreign country tax audits.

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

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $41.0 million as of December 31, 2021. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Net (Income) Loss Attributable To  Noncontrolling Interests

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

Net Income (Loss) Attributable to Euronet

Net income attributable to Euronet was $70.7 million for the year ended December 31, 2021, an increase of $74.1 million compared to the net loss in the same period in 2020. For the year ended December 31, 2021, the increase in net income was primarily attributable to the $150.5 million increase in gross profit driven by an increase in transaction volumes across all three segments and $106.0 million decrease in non-cash goodwill and intangible assets impairment charges, partially offset by an $80.7 million increase in salaries and benefits, a $53.6 million increase in income tax expense, a $30.3 million increase in selling, general and administrative expenses, an $8.7 million increase in depreciation and amortization expenses, a $7.1 million increase in foreign currency exchange losses, and an increase in other expenses aggregating $2.0 million.

Translation Adjustment

Translation gains and losses are the result of translating our foreign entities' balance sheets from local functional currency to the U.S. dollar reporting currency prior to consolidation and are recorded in comprehensive (loss) income. As required by U.S. GAAP, during this translation process, asset and liability accounts are translated at current foreign currency exchange rates and equity accounts are translated at historical rates. Historical rates represent the rates in effect when the balances in our equity accounts were originally created. By using this mix of rates to convert the balance sheet from functional currency to U.S. dollars, differences between current and historical exchange rates generate this translation adjustment.

We recorded a net loss on translation adjustments of $78.5 million for 2021 and a net gain of $70.8 million for 2020. During 2021, the U.S. dollar strengthened compared to key foreign currencies, resulting in translation losses which were recorded in comprehensive (loss) income. In 2020, the U.S. dollar weakened compared to key foreign currencies, resulting in translation gains which were recorded in comprehensive (loss) income.

Liquidity and Capital Resources

Working capital

As of December 31, 2021, we had working capital of $1,455.8 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,510.5 million as of December 31, 2020. The decrease in working capital was primarily due to the $159.8 million decrease in cash and cash equivalents, $77.5 million decrease in prepaid expenses and other current assets, $45.9 million increase in trade accounts payable, $22.7 million increase in income taxes payable, and $2.9 million aggregate increase in other working capital balances, offset by the $132.3 million increase in ATM cash, $85.5 million increase in trade accounts receivable, and $36.3 million decrease in accrued expenses and other current liabilities. Our ratio of current assets to current liabilities was 1.79 and 1.81 at December 31, 2021 and December 31, 2020, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2021, we had approximately $543.4 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $132.3 million from $411.1 million as of December 31, 2020 to $543.4 million as of December 31, 2021 as a result of the 13% increase in the number of active ATMs as of December 31, 2021 compared to December 31, 2020.

The Company has $1,260.5 million of unrestricted cash as of December 31, 2021 compared to $1,420.3 million as of December 31, 2020. The decrease in unrestricted cash was primarily due to the $132.3 million increase in ATM cash as unrestricted cash was utilized to fill the additional active ATMs, the $227.8 million of shares repurchased under stock repurchase programs, and $92.2 million of capital expenditures, partially offset by the $406.6 million of cash provided by operating activities. Including the $543.4 million of cash in ATMs at December 31, 2021, the Company has access to $1,803.9 million in available cash, and $689.3 million available under the Credit Facility with no significant long-term debt principal payments until October 2023.

In March 2021, the Company entered into an agreement to purchase the Piraeus Bank Merchant Acquiring business of Piraeus Bank for €300 million, or approximately $360 million. The closing is targeted for the first half of 2022 and is subject to regulatory approvals, finalization of the commercial agreements, and customary closing conditions. The Company expects to finance the purchase price using cash on hand. See Note 6, Acquisitions, to our Consolidated Financial Statements for additional information.

We had cash, cash equivalents and restricted cash of $2,086.1 million as of December 31, 2021, of which $1,558.2 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
Liquidity	2021	2020
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$406,576	$253,505
Investing activities	(98,109)	(105,531)
Financing activities	(212,236)	35,398
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(109,637)	98,757
(Decrease) increase in cash and cash equivalents and restricted cash	$(13,406)	$282,129

Operating cash flow

Cash flows provided by operating activities were $406.6 million for the year ended December 31, 2021 compared to $253.5 million for the same period in 2020. The increase in operating cash flows was primarily due to the increase in net income and fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $98.1 million for the year ended December 31, 2021 compared to $105.5 million for the same period in 2020. We used $92.2 million for purchases of property and equipment for the year ended December 31, 2021 compared to $97.6 million for the same period in 2020. Cash used for software development and other investing activities totaled $5.9 million and $7.8 million for the year ended December 31, 2021 and 2020, respectively.

Financing activity cash flow

Cash flows used in financing activities were $212.2 million for the year ended December 31, 2021 compared to cash flows provided by financing activities of $35.4 million for the same period in 2020. The increase in cash used in financing activities is primarily the result of the $13.0 million net borrowings on debt obligations for the year ended December 31, 2021 compared to $265.2 million for the same period in 2020. We repurchased $229.9 million of common stock during the year ended December 31, 2021 compared to repurchases of $241.5 million for the same period in 2020. $2.1 million of share repurchases during the year ended December 31, 2021 were in connection with the settlement of Restricted Stock Unit awards and the exercise of option awards in certain countries in which we operate. We received proceeds of $10.8 million and $18.1 million during the year ended December 31, 2021 and 2020, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

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

As of December 31, 2021, fees and interest on borrowings are based upon the Company's corporate credit rating (as defined in the Credit Facility) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
As of December 31, 2021, we had $283.4 million of borrowings and $57.3 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $689.3 million under the Credit Facility was available for borrowing. As of December 31, 2021, the weighted average interest rate under the Credit Facility was 1.2%, excluding amortization of deferred financing costs.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). As of December 31, 2021 the carrying value of the Convertible Notes was $468.2 million. The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September, and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.
48

Senior Notes - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2021, the Company has outstanding €600 million ($682.1 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.9 million outstanding under these other obligation arrangements as of both December 31, 2021 and December 31, 2020.

Other uses of capital

Capital expenditures and needs — Total capital expenditures for 2021 were $92.2 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2022 are currently estimated to be approximately $95 million to $100 million.

Contractual lease obligations — The Company has entered into contractually binding operating and finance lease commitments to operate the business. Operating lease expenses were $55.6 million and $83.1 million for the years ended December 31, 2021 and 2020, respectively. Finance lease expenses were not material for 2021 or 2020. For additional information on operating and finance lease obligations, see Note 13, Leases, to the Consolidated Financial Statements.

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

Share repurchase plan

The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of stock through March 31, 2020. The Company repurchased all $375 million of stock under this program. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. The Company repurchased $110.6 million of stock under this program. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. The Company has repurchased $227.8 million of stock under this program. On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. For the year ended December 31, 2021, the Company repurchased 2.0 million shares under the repurchase programs at a weighted average purchase price of $113.88 for a total value of $227.8 million. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Off-balance sheet arrangements

We have certain significant off-balance sheet items described in Note 20, Commitments, to the Consolidated Financial Statements. On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2021.

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

Accounting for income taxes

The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the asset and liability method prescribed under ASC Topic 740, Income Taxes ("ASC 740"). This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The consolidated statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

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

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 14, Income Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $270.9 million as of December 31, 2021, partially offset by a valuation allowance of $100.5 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2021. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

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

Subsequent to June 1, 2020 and through year-end 2021, including the fourth quarter annual impairment test, management monitored whether there were events or changes in circumstances that had occurred, at a reporting unit level, to indicate that goodwill was impaired or further impaired.  There were no indications of impairment and no additional non-cash goodwill impairment charges were recorded.

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

As of December 31, 2021, the Consolidated Balance Sheet includes goodwill of $641.6 million and acquired intangible assets, net of accumulated amortization, of $97.8 million. For the year ended December 31, 2021, no impairment of goodwill or acquired intangible assets has been identified.

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
  the impact of the COVID-19 pandemic, including its variants on our results of operations and financial position;
  technological advances; and
  projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the effectiveness of vaccines and treatments against COVID-19 variants; the effects in Europe of the U.K.'s departure from the E.U. and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and the European Union's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing, availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2021, our total debt outstanding, excluding unamortized debt issuance costs, was $1,434.6 million. Of this amount, $468.2 million, net of debt discounts, or 33% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2021, the fair value of our fixed rate Convertible Notes was $589.3 million, compared to a carrying value of $468.2 million. Interest expense for the Convertible Notes, including accretion and amortization of deferred debt issuance costs, has a weighted average interest rate of 4.4% annually. Further, as of December 31, 2021, we had $283.4 million outstanding under our Credit Facility, or 20% of our total debt obligations. Additionally, $682.1 million, or 47% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2021, the fair value of our fixed rate Senior Notes was $696.1 million, compared to a carrying value of $682.1 million. The remaining $0.9 million, or less than 0.1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of  December 31, 2021, we had approximately $7.0 million of finance leases with fixed payment and interest terms that expire between the years of 2022 and 2026.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the years ended December 31, 2021 and 2020, 73% and 71% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2021, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $40 million to $45 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive (loss) income of approximately $165 million to $170 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of December 31, 2021, we had foreign currency derivative contracts outstanding with a notional value of $222.1 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of December 31, 2021, we held foreign currency derivative contracts outstanding with a notional value of $1.0 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2021, the Company had foreign currency forward contracts outstanding with a notional value of $216.1 million, primarily in euros.

See Note 12, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company earned $3.0 billion of revenue in 2021. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in approximately 175 countries through 66 different business offices in 43 countries within 3 different reportable operating segments.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of locations at which those procedures were to be performed.  At each Company location selected, we:

— evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls over the accurate recording of revenue amounts

— assessed the training and experience of the auditors on our audit team that were in countries other than the United States

— tested a sample of individual revenue transactions by comparing amounts recognized by the Company to relevant contracts and or payment and transaction support.

We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Kansas City, Missouri

February 22, 2022

CONSOLIDATED FINANCIAL STATEMENTS

EURONET WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,260,466	$1,420,255
ATM cash	543,422	411,054
Restricted cash	3,693	3,334
Settlement assets	1,102,389	1,140,875
Trade accounts receivable, net of credit loss allowance of $4,469 and $5,926	203,010	117,517
Prepaid expenses and other current assets	195,443	272,900
Total current assets	3,308,423	3,365,935
Operating right of use lease assets	161,494	162,074
Property and equipment, net of accumulated depreciation of $532,631 and $490,429	345,381	378,441
Goodwill	641,605	665,821
Acquired intangible assets, net of accumulated amortization of $185,054 and $175,210	97,793	121,883
Other assets, net of accumulated amortization of $62,349 and $55,710	189,580	232,557
Total assets	$4,744,276	$4,926,711
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,102,389	$1,140,875
Trade accounts payable	193,529	147,593
Accrued expenses and other current liabilities	367,692	404,021
Current portion of operating lease obligations	52,136	52,436
Short-term debt obligations and current maturities of long-term debt obligations	821	797
Income taxes payable	59,037	36,359
Deferred revenue	77,037	73,360
Total current liabilities	1,852,641	1,855,441
Debt obligations, net of current portion	1,420,085	1,437,589
Operating lease obligations, net of current portion	111,355	106,502
Deferred income taxes	46,505	37,875
Other long-term liabilities	58,166	43,401
Total liabilities	3,488,752	3,480,808
Equity:
Euronet Worldwide, Inc. stockholders' equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; 0 issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,779,009 and 63,366,010	1,275	1,267
Additional paid-in capital	1,274,118	1,228,446
Treasury stock, at cost, shares issued 12,631,125 and 10,631,961	(931,212)	(703,032)
Retained earnings	1,083,882	1,013,155
Accumulated other comprehensive loss	(172,582)	(94,214)
Total Euronet Worldwide, Inc. stockholders' equity	1,255,481	1,445,622
Noncontrolling interests	43	281
Total equity	1,255,524	1,445,903
Total liabilities and equity	$4,744,276	$4,926,711

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Revenues	$2,995,443	$2,482,700	$2,750,109
Operating expenses:
Direct operating costs	1,900,267	1,576,699	1,556,483
Acquired contract cost impairment	38,634	—	—
Salaries and benefits	484,839	404,142	394,744
Selling, general and administrative	251,933	221,614	211,944
Goodwill and acquired intangible assets impairment	—	106,602	—
Depreciation and amortization	135,754	127,021	111,744
Total operating expenses	2,811,427	2,436,078	2,274,915
Operating income	184,016	46,622	475,194
Other income (expense):
Interest income	664	1,040	1,969
Interest expense	(38,198)	(36,604)	(36,237)
Foreign currency exchange (loss) gain, net	(10,866)	(3,756)	2,701
Other gains (losses), net	59	869	(9,820)
Other expense, net	(48,341)	(38,451)	(41,387)
Income before income taxes	135,675	8,171	433,807
Income tax expense	(65,088)	(11,475)	(87,112)
Net income (loss)	70,587	(3,304)	346,695
Less: Net loss (income) attributable to noncontrolling interests	140	(95)	54
Net income (loss) attributable to Euronet Worldwide, Inc.	$70,727	$(3,399)	$346,749

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.34	$(0.06)	$6.49
Diluted	$1.32	$(0.06)	$6.31

Weighted average shares outstanding:
Basic	52,585,674	52,659,551	53,449,834
Diluted	53,529,576	52,659,551	54,913,887

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$70,587	$(3,304)	$346,695
Other comprehensive (loss) income
Translation adjustment	(78,466)	70,794	(13,894)
Comprehensive (loss) income	(7,879)	67,490	332,801
Comprehensive loss (income) attributable to noncontrolling interests	238	(213)	101
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(7,641)	$67,277	$332,902

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
	Number of Shares Outstanding (Common and Treasury)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2018	51,819,998	$1,198	$1,104,264	$(391,551)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	405,617	8	13,216	(1,277)
Share-based compensation			21,439
Issuance of convertible notes, net of tax			71,659
Repurchase of shares	(493,010)			(70,876)
Redemptions and conversions of convertible notes, net of tax	2,488,249	50	(20,517)
Other			(3)
Balance as of December 31, 2019	54,220,854	1,256	1,190,058	(463,704)
Net (loss) income
Other comprehensive income
Stock issued under employee stock plans	608,878	11	16,437	435
Share-based compensation			21,951
Repurchase of shares	(2,095,683)			(239,763)
Balance as of December 31, 2020	52,734,049	1,267	1,228,446	(703,032)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	413,835	8	9,132	(416)
Share-based compensation			36,540
Repurchase of shares	(2,000,000)			(227,764)
Balance as of December 31, 2021	51,147,884	$1,275	$1,274,118	$(931,212)
See accompanying notes to the Consolidated Financial Statements.
62

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$669,805	$(151,043)	$169	$1,232,842
Net income (loss)	346,749		(54)	346,695
Other comprehensive loss		(13,847)	(47)	(13,894)
Stock issued under employee stock plans				11,947
Share-based compensation				21,439
Issuance of convertible notes, net of tax				71,659
Repurchase of shares				(70,876)
Redemptions and conversions of convertible notes, net of tax				(20,467)
Other				(3)
Balance as of December 31, 2019	1,016,554	(164,890)	68	1,579,342
Net (loss) income	(3,399)		95	(3,304)
Other comprehensive income		70,676	118	70,794
Stock issued under employee stock plans				16,883
Share-based compensation				21,951
Repurchase of shares				(239,763)
Balance as of December 31, 2020	1,013,155	(94,214)	281	1,445,903
Net income (loss)	70,727		(140)	70,587
Other comprehensive loss		(78,368)	(98)	(78,466)
Stock issued under employee stock plans				8,724
Share-based compensation				36,540
Repurchase of shares				(227,764)
Balance as of December 31, 2021	$1,083,882	$(172,582)	$43	$1,255,524
See accompanying notes to the Consolidated Financial Statements.
63

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$70,587	$(3,304)	$346,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,754	127,021	111,744
Share-based compensation	36,540	21,951	21,439
Unrealized foreign exchange loss (gain), net	10,866	3,756	(2,701)
Non-cash impairment of goodwill and acquired intangible assets	—	106,602	—
Deferred income taxes	(2,255)	(23,946)	17,113
Loss on early retirement of debt	—	—	9,831
Accretion of convertible debt discount and amortization of debt issuance costs	20,239	18,924	17,088
Changes in working capital, net of amounts acquired:
Income taxes payable, net	23,912	(16,823)	13,177
Trade accounts receivable	(107,478)	63,629	(87,882)
Prepaid expenses and other current assets	93,475	(168,256)	(68,945)
Trade accounts payable	(33,218)	88,687	53,550
Deferred revenue	7,472	10,945	132
Accrued expenses and other current liabilities	93,040	118,618	98,459
Changes in non-current assets and liabilities	57,642	(94,299)	(25,212)
Net cash provided by operating activities	406,576	253,505	504,488
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,100)	(94,187)
Purchases of property and equipment	(92,207)	(97,628)	(131,287)
Purchases of other long-term assets	(7,752)	(7,770)	(7,274)
Other, net	1,850	967	3,721
Net cash used in investing activities	(98,109)	(105,531)	(229,027)
Cash flows from financing activities:
Proceeds from issuance of shares	10,848	18,101	14,979
Repurchase of shares	(229,877)	(241,518)	(74,456)
Borrowings from revolving credit agreements	5,074,000	3,113,800	2,498,298
Repayments of revolving credit agreements	(5,061,000)	(2,843,400)	(2,714,203)
Repayments of long-term debt obligations	—	—	(446,702)
Net borrowings (repayments) from short-term debt obligations	52	(5,157)	(32,091)
Proceeds from long-term debt obligations	—	—	1,194,900
Debt issuance costs	—	—	(17,947)
Other, net	(6,259)	(6,428)	(6,480)
Net cash (used in) provided by financing activities	(212,236)	35,398	416,298
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(109,637)	98,757	(5,332)
(Decrease) increase in cash and cash equivalents and restricted cash	(13,406)	282,129	686,427
Cash and cash equivalents and restricted cash at beginning of period	2,099,508	1,817,379	1,130,952
Cash and cash equivalents and restricted cash at end of period	$2,086,102	$2,099,508	$1,817,379
64

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
Supplemental Cash Flow Disclosures:	2021	2020	2019
Interest paid during the period	$18,503	$17,319	$13,125
Income taxes paid during the period	$48,688	$60,170	$74,086

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Euronet Worldwide, Inc. (the "Company" or "Euronet") was established as a Delaware corporation on December 13, 1996 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and international payment services.

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

The financial statements of foreign subsidiaries where the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period end for assets and liabilities, and (ii) weighted average exchange rates during the period for revenues and expenses. Adjustments resulting from translation of such financial statements are reflected in accumulated other comprehensive (loss) income as a separate component of consolidated equity.

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

Other assets

Other assets include capitalized software development costs and capitalized payments for new or renewed contracts. Euronet capitalizes initial payments for new or renewed contracts to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing net future cash flows related to the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.

ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") requires the deferral of incremental costs to fulfill customer contracts, known as contract assets, which are then amortized to expense as part of direct operating costs over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2021 and 2020, we had $96.4 million and $143.5 million, respectively, of deferred contract costs. For the years ended December 31, 2021, 2020 and 2019, we had $33.3 million, $17.2 million and $6.9 million of amortization related to these costs, respectively.  On a quarterly basis we evaluate the carrying amount of contract assets recognized to determine if there are contracts that may have a carrying amount in excess of the remaining future consideration to be received from the contract. During the fourth quarter of 2021, we identified certain contract assets that had carrying balances greater than the estimated remaining cash flows in the contracts and recorded a corresponding $38.6 million non-cash impairment. The impairment charge is the result of lower-than-expected customer transaction volume related to these specific contracts, stemming primarily from COVID-19 related disruptions. This non-cash impairment charge is included in the Money Transfer Segment.
68

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

epay - Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and digital media products. These fees and commissions are received from mobile operators, content vendors or distributors or from retailers. Commissions are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. In selling certain products, the Company is the principle obligor in the arrangements; accordingly, the gross sales value of the products is recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.

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

Revenues

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the year ended December 31, 2021 is primarily driven by $58.2 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, partially offset by $54.5 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

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

	For the Year Ended December 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$420,181	$669,297	$576,640	$1,666,118
North America	63,368	139,759	667,738	870,865
Asia Pacific	107,020	158,122	105,086	370,228
Other	569	44,304	51,493	96,366
Eliminations	—	—	—	(8,134)
Total	$591,138	$1,011,482	$1,400,957	$2,995,443

	For the Year Ended December 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$313,953	$561,514	$449,299	$1,324,766
North America	56,447	144,613	577,845	778,905
Asia Pacific	98,313	100,917	124,413	323,643
Other	13	28,473	32,292	60,778
Eliminations	—	—	—	(5,392)
Total	$468,726	$835,517	$1,183,849	$2,482,700

	For the Year Ended December 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$724,163	$524,907	$373,302	$1,622,372
North America	35,461	151,016	573,016	759,493
Asia Pacific	129,060	76,491	124,934	330,485
Other	28	16,915	24,974	41,917
Eliminations	—	—	—	(4,158)
Total	$888,712	$769,329	$1,096,226	$2,750,109

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. We plan to adopt the new standard during the first quarter of 2022 using the modified retrospective approach and expect to record a $99.7 million decrease to additional paid-in capital, a $56.8 million decrease in debt discounts and a $42.9 million increase in retained earnings.

(4) Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. The Company records corresponding settlement obligations relating to accounts payable. Settlement assets consist of cash and cash equivalents, restricted cash, accounts receivable and prepaid expenses and other current assets. The settlement cash held at the Company is primarily generated from the monies remitted by consumers through Company agents and financial institutions in payment of the face value of the payment service or foreign currency purchased and the related fees charged to purchase the currency. The Company uses its cash and cash equivalents to pay the face value of the the payment service product upon presentation by the recipient. Cash received by Company agents and merchants generally becomes available to the Company within two weeks after initial receipt by the business partner. Receivables from business partners represent funds collected by such business partners that are in transit to the Company.

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

(in thousands)	As of December 31, 2021	As of December 31, 2020
Settlement assets:
Settlement cash and cash equivalents	$203,624	$188,191
Settlement restricted cash	74,897	76,674
Account receivables, net of credit loss allowance of $27,341 and $35,800	619,738	641,955
Prepaid expenses and other current assets	204,130	234,055
Total settlement assets	$1,102,389	$1,140,875
Settlement obligations:
Trade account payables	$461,135	$571,175
Accrued expenses and other current liabilities	641,254	569,700
Total settlement obligations	$1,102,389	$1,140,875

 The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,260,466	$1,420,255	$786,081
Restricted cash	3,693	3,334	34,301
ATM cash	543,422	411,054	665,641
Settlement cash and cash equivalents	203,624	188,191	282,188
Settlement restricted cash	74,897	76,674	49,168
Cash and cash equivalents and restricted cash at end of period	$2,086,102	$2,099,508	$1,817,379

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2021	2020	2019
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	52,585,674	52,659,551	53,449,834
Incremental shares from assumed exercise of stock options and vesting of restricted stock	943,902	—	1,464,053
Diluted weighted average shares outstanding	53,529,576	52,659,551	54,913,887

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2021, 2020 and 2019 of approximately 1,668,000, 2,073,000 and 380,000, respectively.

The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019 and retired the existing convertible notes ("Retired Convertible Notes") that would have matured in 2044 on May 28, 2019. The Company's Convertible Notes currently have, and the Retired Convertible Notes had, a settlement feature requiring the Company upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of the Company's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium. Accordingly, the Convertible Notes and the Retired Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price. The Convertible Notes would only have a dilutive effect if the market price per share of common stock exceeds the conversion price of $188.73 per share. Therefore, according to ASC Topic 260, Earnings per Share ("ASC 260"), there was no dilutive effect of the assumed conversion of the debentures as of December 31, 2021, 2020 and 2019. See Note 11, Debt Obligations, to the Consolidated Financial Statements for more information about the Convertible Notes and Retired Convertible Notes.

Share repurchases

The Company's Board of Directors had authorized a stock repurchase program allowing Euronet to repurchase up to $375 million in value or 10.0 million shares of common stock through March 31, 2020. On March 11, 2019, in connection with the issuance of the Convertible Notes, the Board of Directors authorized an additional repurchase program of $120 million in value of the Company's common stock through March 11, 2021. On February 26, 2020, the Company put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. For the years ended December 31, 2021, 2020 and 2019 the Company repurchased $227.8 million, $239.8 million, and $70.9 million, respectively, in value of Euronet common stock under the repurchase programs.

Preferred Stock

The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.

Accumulated other comprehensive loss

As of December 31, 2021 and 2020, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $78.5 million, a gain of $70.8 million and a loss of $13.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019.

Dividends

No dividends were paid on any class of the Company's stock during 2021, 2020, and 2019.

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

Pending Acquisitions

In March 2021, the Company entered into an agreement to purchase the Piraeus Bank Merchant Acquiring business of Piraeus Bank for €300 million, or approximately $360 million. The proposed arrangement will include separate commercial agreements for a long-term strategic partnership with Piraeus Bank for collaborative product distribution, processing and customer referrals. The acquisition will expand the Company’s omnichannel payments strategy and position the Company in Greece’s growing market for merchant acquiring services. The closing is targeted for the first half of 2022 and is subject to regulatory approvals, finalization of the commercial agreements, and customary closing conditions. The Company expects to finance the purchase price using cash on hand.

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

(7) Restricted Cash

The restricted cash balances as of December 31, 2021 and 2020 were as follows:

	As of December 31,
(in thousands)	2021	2020
Cash held in trust and/or cash held on behalf of others	$3,693	$3,334
Restricted cash	$3,693	$3,334

Cash held in trust and/or cash held on behalf of others	$62,077	$64,489
Collateral on bank credit arrangements and other	12,820	12,185
Restricted cash included within settlement assets	$74,897	$76,674

Total Restricted Cash	$78,590	$80,008

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

(8) Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2021 and 2020 are as follows:

	As of December 31,
(in thousands)	2021	2020
ATMs	$560,310	$554,508
POS terminals	31,321	33,258
Vehicles and office equipment	75,331	75,936
Computers and software	210,363	203,883
Land and buildings	687	1,285
	878,012	868,870
Less accumulated depreciation	(532,631)	(490,429)
Total	$345,381	$378,441

Depreciation expense related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2021, 2020 and 2019 was $104.7 million, $96.1 million and $83.5 million, respectively.

(9)  Goodwill and Acquired Intangible Assets, Net

The following table summarizes intangible assets as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$176,024	$(103,713)	$186,749	$(99,131)
Trademarks and trade names	45,445	(32,596)	46,762	(31,327)
Software	60,118	(47,485)	61,602	(42,772)
Non-compete agreements	1,260	(1,260)	1,980	(1,980)
Total	$282,847	$(185,054)	$297,093	$(175,210)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2021 and 2020:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2020	$141,847	$743,823	$885,670
Increases (decreases):
Acquisitions (see footnote 6)	1,575	(265)	1,310
Impairment	(2,048)	(104,554)	(106,602)
Amortization	(22,867)	—	(22,867)
Other (primarily changes in foreign currency exchange rates)	3,376	26,817	30,193
Balance as of December 31, 2020	121,883	665,821	787,704
Increases (decreases):
Amortization	(23,059)	—	(23,059)
Other (primarily changes in foreign currency exchange rates)	(1,031)	(24,216)	(25,247)
Balance as of December 31, 2021	$97,793	$641,605	$739,398

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

Of the total goodwill balance of $641.6 million as of December 31, 2021, $392.3 million relates to the Money Transfer Segment, $129.1 million relates to the epay Segment and the remaining $120.2 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $23.1 million, $22.9 million and $20.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated annual amortization expense on intangible assets with finite lives as of December 31, 2021, is expected to total $21.7 million for 2022, $16.7 million for 2023, $9.9 million for 2024, $6.5 million for 2025, and $6.1 million for 2026.

(10) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2021 and 2020 were as follows:

	As of December 31,
(in thousands)	2021	2020
Accrued expenses	$285,098	$288,996
Derivative liabilities	23,285	65,905
Accrued payroll expenses	55,162	42,717
Current portion of finance lease obligations	4,147	6,403
Total	$367,692	$404,021

(11) Debt Obligations

Debt obligations consist of the following as of December 31, 2021 and 2020:

	As of December 31,
(in thousands)	2021	2020
Credit Facility:
Revolving credit agreement	$283,400	$270,400
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	468,235	452,228

1.375% Senior Notes, due 2026	682,080	732,840

Other obligations	920	850

Total debt obligations	$1,434,635	$1,456,318
Unamortized debt issuance costs	(13,729)	(17,932)
Carrying value of debt	$1,420,906	$1,438,386
Short-term debt obligations and current maturities of long-term debt obligations	(821)	(797)
Long-term debt obligations	$1,420,085	$1,437,589

As of December 31, 2021, aggregate annual maturities of long-term debt are $0.8 million in 2022, $283.5 million due in 2023, no maturities in 2024, $468.2 million due in 2025, and $682.1 million thereafter. This maturity schedule reflects the revolving credit facility maturing in 2023 and the Convertible Notes maturing in 2025, coinciding with the terms of the initial put option by holders of the Convertible Notes. It also reflects the maturing of the 1.375% Senior Notes of  €600 million ($682.1 million) due in 2026.

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

The weighted average interest rate of the Company's borrowings under the Credit Facility was 1.2% as of December 31, 2021.

As of December 31, 2021 and 2020, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $57.3 million and $60.8 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2021 and 2020, the stand-by letters of credit interest charges were each 1.1% per annum. Borrowing capacity under the Credit Facility as of December 31, 2021 was $689.3 million.

The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants, including: (i) as of the end of each fiscal quarter ended on March 31, September 30 and December 31, a Consolidated Total Leverage Ratio not to be greater than 3.5 to 1.0; (ii) as of the end of each fiscal quarter ended on June 30, a Consolidated Total Leverage Ratio (as defined in the Credit Facility) not to be greater than 4.0 to 1.0; provided that, not more than two times prior to the expiration date, that a Material Acquisition has been consummated, for any period of four consecutive fiscal quarters following such Material Acquisition, the Consolidated Total Leverage Ratio will be not greater than 4.0 to 1.0 for fiscal quarters ended on March 31, September 30 and December 31 and not greater than 4.5 to 1.0 for fiscal quarters ended on June 30; provided, further, that following such four consecutive fiscal quarters for which the maximum Consolidated Total Leverage Ratio is increased, the maximum Consolidated Total Leverage Ratio shall revert to the levels set forth in clauses (i) and (ii) above for not fewer than two fiscal quarters before a subsequent Increase Notice is delivered to the syndicate of financial institutions; and (iii) a Consolidated Interest Coverage Ratio (as defined in the Credit Facility) not less than 4.0 to 1.0. Subject to meeting certain leverage ratio and liquidity requirements as contained in the unsecured credit agreement, the Company is permitted to pay dividends, repurchase common stock and repurchase subordinated debt.  On September 17, 2020, the Company and certain of its subsidiaries entered into an amendment (the "Amendment") to the Credit Facility. Under the Amendment, the Consolidated Total Leverage Ratio, as defined in the Credit Facility, was modified to reduce the amount of consolidated funded debt by the amount of cash and cash equivalents on the Company's consolidated balance sheet and the Consolidated Interest Coverage Ratio now includes a one-time option to reduce the ratio to 3.5 to 1.0 from 4.0 to 1.0 for a period of up to three consecutive quarters. The Company was in compliance with all debt covenants as of December 31, 2021.

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

The Company may not redeem the Convertible Notes prior to September 20, 2022. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) on or after September 20, 2022 if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  As of December 31, 2021 the conversion threshold was not met.

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

Contractual interest expense for the Retired Convertible Notes was $1.5 million for the year ended December 31, 2019 and accretion expense was $4.6 million for the year ended December 31, 2019.

Contractual interest expense for the Convertible Notes was $3.9 million, $3.9 million, and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Accretion expense was $16.0 million, $15.3 million and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The effective interest rate was 4.4% for the year ended December 31, 2021. As of December 31, 2021, the unamortized discount was $56.8 million and will be amortized through March 2025.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2021, the Company has outstanding €600 million ($682.1 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2021, the Company had $5.4 million of unamortized debt issuance costs related to the Senior Notes.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2021 and 2020, borrowings under these arrangements were $0.9 million and $0.9 million, respectively. As of December 31, 2021, there was $0.8 million due in 2022 under these other obligation arrangements.

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

 Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company's credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2021 and 2020, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $222.1 million and $246.0 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2021 and 2020, the Company had foreign currency forward contracts outstanding with a notional value of $216.1 million and $454.3 million, respectively, primarily in euros.

Foreign currency exchange contracts - xe Operations

xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $79.5 million, $68.2 million and $71.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of December 31, 2021 and 2020, was approximately $1.0 billion and $1.3 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$27,582	$80,879	Other current liabilities	$(23,285)	$(65,905)

 Balance Sheet Presentation

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2021 and 2020 (in thousands):

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$27,582	$—	$27,582	$(14,875)	$(2,284)	$10,423

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$80,879	$—	$80,879	$(44,893)	$(2,778)	$33,208

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(23,285)	$—	$(23,285)	$14,875	$640	$(7,770)

As of December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$(65,905)	$—	$(65,905)	$44,893	$12,272	$(8,740)

Income Statement Presentation

The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2021	2020	2019
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$1,618	$(1,499)	$62

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
84

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

During the second quarter of 2020, the impact of the COVID-19 pandemic was a significant event that caused a significant change in circumstances and business plans to manage our portfolio of ATM leases. Specifically, the Company downsized, through the exercise of termination clauses and the reduction of monthly costs by renegotiating payment terms of its ATM leases. The Company's execution of the business plan to renegotiate terms and downsize the portfolio of ATM leases constituted a reassessment event during the second quarter of 2020. The reassessment event required the Company to reevaluate the accounting for the portfolio of ATM leases, including lease terms. Due to the recent increased frequency of ATM site lease terminations, modifications, and greater unpredictability whether or not future lease terminations will be exercised, the Company was no longer able to conclude that termination options are reasonably certain not to be exercised. This reassessment conclusion impacted the lease term evaluation, instead of determining the lease term based on the stated lease payment schedule of the lease, the lease term was evaluated when the Company has the contractual ability to terminate the lease (most leases allow for a termination upon advance notice of between 30 and 90 days), which impacted the amounts recorded as right of use assets and lease liability balances. New, amended, and modified ATM site leases with termination options exercisable within 12 months will be excluded from the right of use lease asset and lease liability balances under the short-term lease exemption.

Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for 2021 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases (with initial lease terms in excess of one year) as of December 31, 2021 are:

As of December 31, 2021
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
2022	$48,412
2023	37,368
2024	27,827
2025	19,172
2026	12,620
Thereafter	22,819
Total lease payments	168,218
Less: imputed interest	(4,727)
Present value of lease liabilities	$163,491

(1) Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Operations is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease expense	Selling, general and administrative and Direct operating costs	$55,613	$83,102
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	115,963	69,711
Total lease expense		$171,576	$152,813

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31, 2021
Weighted- average remaining lease term (years)	4.9
Weighted- average discount rate	2.24

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (a)	$51,464	$79,447
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$69,073	$77,728

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

(14) Income Taxes

The sources of income before income taxes for the years ended December 31, 2021, 2020 and 2019 are presented as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income before taxes:
United States	$(4,775)	$40,323	$44,290
Foreign	140,450	(32,152)	389,517
Total income before income taxes	$135,675	$8,171	$433,807

The Company's income tax expense for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current tax expense (benefit):
U.S.	$2,810	$2,605	$(4,885)
Foreign	59,874	39,270	83,792
Total current	62,684	41,875	78,907
Deferred tax expense (benefit):
U.S.	12,269	(16,100)	(8,424)
Foreign	(9,865)	(14,300)	16,629
Total deferred	2,404	(30,400)	8,205
Total tax expense	$65,088	$11,475	$87,112

The following is a reconciliation of the federal statutory income tax rates of 21% to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollar amounts in thousands)	2021	2020	2019
U.S. federal income tax expense at applicable statutory rate	$28,492	$1,716	$91,099
Tax effect of:
State income tax expense at statutory rates, net of U.S. federal income tax	1,516	347	5,101
Non-deductible expenses	538	1,887	2,896
Share-based compensation	(3,524)	(6,446)	(2,875)
Other permanent differences	(2,047)	3,828	(864)
Difference between U.S. federal and foreign tax rates	7,438	7,002	12,281
Provision in excess of statutory rates	2,879	(6,491)	3,565
Change in federal and foreign valuation allowance	26,673	(4,238)	2,144
Impairment of goodwill and acquired intangibles assets	—	22,053	—
GILTI, net of tax credits	3,900	—	6,471
U.S. Tax Reform - transition tax and rate change	—	—	(25,728)
Tax credits	(1,122)	(3,518)	(4,500)
Other	345	(4,665)	(2,478)
Total income tax expense	$65,088	$11,475	$87,112
Effective tax rate	48.0%	140.4%	20.1%

We calculate our provision for federal, state and international income taxes based on current tax law. In the fourth quarter of 2019 after additional regulatory guidance was issued by applicable taxing authorities relating to the U.S. Tax Reform, the Company elected to claim U.S. foreign tax credits, which reduced the net tax expense by $25.7 million.

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Tax loss carryforwards	$65,862	$45,609
Share-based compensation	9,743	6,771
Accrued expenses	19,907	22,243
Property and equipment	11,949	10,835
Goodwill and intangible amortization	9,353	7,614
Contract costs	9,921	—
Intercompany notes	6,077	7,689
Accrued revenue	7,541	34,663
Tax credits	65,267	65,388
Lease accounting	42,381	39,962
Foreign exchange	8,283	19,160
Other	14,616	14,230
Gross deferred tax assets	270,900	274,164
Valuation allowance	(100,489)	(77,563)
Net deferred tax assets	170,411	196,601
Deferred tax liabilities:
Intangible assets related to purchase accounting	(11,763)	(12,854)
Goodwill and intangible amortization	(30,339)	(24,763)
Accrued expenses	(21,495)	(43,971)
Intercompany notes	(10,388)	(10,396)
Accrued interest	(34,175)	(30,932)
Capitalized research and development	(6,376)	(6,352)
Property and equipment	(15,597)	(18,295)
Accrued revenue	(2,073)	(1,829)
Lease accounting	(42,381)	(39,962)
Foreign exchange	(1,211)	(10,880)
Other	(3,971)	(6,826)
Total deferred tax liabilities	(179,769)	(207,060)
Net deferred tax liabilities	$(9,358)	$(10,459)

Net deferred tax assets of $37.7 million and $27.4 million as of December 31, 2021 and 2020, respectively, are recorded within "Other assets" on the Consolidated Balance Sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2021 are expected to be allocated to income taxes in the Consolidated Statements of Operations.

As of December 31, 2021, and 2020, the Company's foreign tax loss carryforwards were $267.3 million and $197.4 million, respectively, and U.S. state tax loss carryforwards were $73.7 million and $95.8 million, respectively. As of December 31, 2021, the Company had U.S. foreign tax credit carryforwards of $61.6 million which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2021.

As of December 31, 2021, the Company had foreign tax net operating loss carryforwards of $267.3 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2022	$3,960	$749
2023	2,296	533
2024	3,153	711
2025	21,012	4,664
2026	21,767	4,843
Thereafter	25,465	6,501
Unlimited	189,670	45,792
Total	$267,323	$63,793

In addition, the Company's state tax net operating loss carryforwards of $73.7 million will expire periodically from 2022 through 2041, U.S. foreign tax credit carryforwards of $61.6 million that will expire periodically from 2022 through 2030 and U.S. federal research and expenditure credit carryforwards of $3.3 million that will expire periodically from 2034 through 2038.

While U.S. tax expense has been recognized as a result of the transition tax and global intangible low-taxed income, or GILTI, provisions of U.S. Tax Reform, the Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $1,808.8 million as of December 31, 2021.

 Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Beginning balance	$39,785	$44,535
Additions based on tax positions related to the current year	3,815	7,331
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(1,998)	(1,349)
Settlements	—	(10,127)
Statute of limitations expiration	(612)	(605)
Ending balance	$40,990	$39,785

As of December 31, 2021 and 2020, approximately $29.1 million and $31.8 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $7.2 million and $6.2 million as of December 31, 2021 and 2020, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2021:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2021
Germany	2016 through 2021
Greece	2013 through 2021
Spain	2015 through 2021
U.K.	2018 through 2021

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

 The following table provides a summary of the credit loss balances and activity for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance-credit losses	$41,727	$27,938	$24,287
Additions-charged to expense	9,721	19,469	10,095
Amounts written off	(21,662)	(7,842)	(6,179)
Other (primarily changes in foreign currency exchange rates)	2,024	2,162	(265)
Ending balance-credit losses	$31,810	$41,727	$27,938

(16) Stock Plans

The Company has share-based compensation plans ("SCP") that allow it to grant restricted shares, or options to purchase shares, of common stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant. Stock options are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2021, the Company has approximately 5.6 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $36.5 million, $22.0 million and $21.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $4.1 million, $2.1 million and $4.9  million during the years ended December 31, 2021, 2020 and 2019, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2020 (1,497,567 shares exercisable)	4,091,293	$94.88
Granted	532,979	$116.55
Exercised	(296,363)	$26.41
Forfeited/Canceled	(17,831)	$119.80
Expired	(877)	$16.39
Balance at December 31, 2021	4,309,201	$102.19	7.2	$97,425
Exercisable at December 31, 2021	1,466,983	$78.19	4.5	$65,770
Vested and expected to vest at December 31, 2021	1,963,940	$90.29	5.5	$68,162

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $7.8 million, $15.8 million and $13.1 million in connection with stock options exercised in the years ended December 31, 2021, 2020 and 2019, respectively. The intrinsic value of these options exercised was $27.7 million, $41.1 million and $30.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $58.5 million and will be recognized over the next 4 years, with an overall weighted-average period of 2.6 years. The following table provides the fair value of options granted under the SCP during 2021, 2020 and 2019, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2021	2020	2019
Volatility	39.3%	35.6%	29.3%
Risk-free interest rate - weighted average	1.2%	0.6%	2.1%
Risk-free interest rate - range	0.5% to 1.21%	0.31% to 1.17%	(a)
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	4.6 years	7.1 years	5.2 years
Weighted-average fair value (per share)	$39.99	$48.21	$43.96

(a) At the date of grant, the risk fee rate for stock options awarded in 2019 was 1.7%.

During 2021, the Company granted approximately 331,000 options that were valued using a Monte Carlo simulation (not included in the table above). The Monte Carlo simulation calculated a fair value per option of $40.30 using the following assumptions: volatility of 40.0%, risk-free interest rate of 1.19%, and a term of 4.5 years. During 2020, the Company granted 1,350,000 options that were valued using a Monte Carlo simulation (not included in the table above). The Monte Carlo simulation calculated a fair value per option of $26.90 using the following assumptions: volatility of 37.0%, risk-free interest rate of 0.33%, and a term of 5.0 years.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	485,510	$126.62
Granted	191,184	$117.35
Vested	(107,700)	$115.85
Forfeited	(33,890)	$98.18
Nonvested at December 31, 2021	535,104	$127.96

The fair value of shares vested in the years ended December 31, 2021, 2020 and 2019 was $13.8 million, $15.4 million and $16.6 million, respectively. As of December 31, 2021, there was $17.3 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2021, there was $16.8 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 2.0 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2021, 2020 and 2019 was $115.85, $117.97 and $145.93 per share, respectively.

(17) Business Segment Information

Euronet's reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company currently operates in the following three reportable operating segments:

1) Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa, Asia Pacific and the United States. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

The following tables present the Company's reportable segment results for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$591,138	$1,011,482	$1,400,957	$(8,134)	$2,995,443
Operating expenses:
Direct operating costs	354,254	760,891	793,218	(8,096)	1,900,267
Acquired contract cost impairment	—	—	38,634	—	38,634
Salaries and benefits	98,584	79,451	255,816	50,988	484,839
Selling, general and administrative	47,832	39,602	157,955	6,544	251,933
Depreciation and amortization	90,969	8,501	35,739	545	135,754
Total operating expenses	591,639	888,445	1,281,362	49,981	2,811,427
Operating income (expense)	$(501)	$123,037	$119,595	$(58,115)	$184,016
Other income (expense)
Interest income					664
Interest expense					(38,198)
Foreign currency exchange loss, net					(10,866)
Other gains, net					59
Total other expense, net					(48,341)
Income before income taxes					$135,675
Segment assets as of December 31, 2021	$1,682,680	$1,234,074	$1,621,726	$205,796	$4,744,276

	For the Year Ended December 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$468,726	$835,517	$1,183,849	$(5,392)	$2,482,700
Operating expenses:
Direct operating costs	302,637	630,391	649,033	(5,362)	1,576,699
Salaries and benefits	91,526	64,769	213,511	34,336	404,142
Selling, general and administrative	35,388	35,789	142,161	8,276	221,614
Goodwill and acquired intangible assets impairment	21,861	—	84,741	—	106,602
Depreciation and amortization	84,025	7,890	34,694	412	127,021
Total operating expenses	535,437	738,839	1,124,140	37,662	2,436,078
Operating income (expense)	$(66,711)	$96,678	$59,709	$(43,054)	$46,622
Other income (expense)
Interest income					1,040
Interest expense					(36,604)
Foreign currency exchange gain, net					(3,756)
Other gains, net					869
Total other expense, net					(38,451)
Income before income taxes					$8,171
Segment assets as of December 31, 2020	$1,541,610	$1,135,204	$1,755,651	$494,246	$4,926,711

	For the Year Ended December 31, 2019
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$888,712	$769,329	$1,096,226	$(4,158)	$2,750,109
Operating expenses:
Direct operating costs	397,132	576,757	586,730	(4,136)	1,556,483
Salaries and benefits	87,603	61,540	208,792	36,809	394,744
Selling, general and administrative	35,518	35,054	133,068	8,304	211,944
Depreciation and amortization	71,819	6,774	32,846	305	111,744
Total operating expenses	592,072	680,125	961,436	41,282	2,274,915
Operating income (expense)	$296,640	$89,204	$134,790	$(45,440)	$475,194
Other income (expense)
Interest income					1,969
Interest expense					(36,237)
Foreign currency exchange loss, net					2,701
Other gains, net					(9,820)
Total other expense, net					(41,387)
Income before income taxes					$433,807
Segment assets as of December 31, 2019	$1,914,144	$962,671	$1,560,136	$220,715	$4,657,666

Total revenues for the years ended December 31, 2021, 2020 and 2019, and property and equipment and total assets as of December 31, 2021 and 2020, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2021	2020	2019	2021	2020	2021	2020
United States	$805,028	$725,135	$716,576	$59,469	$55,573	$1,040,190	$1,255,983
Germany	631,550	533,999	518,146	32,126	38,808	901,724	797,627
Spain	157,766	118,934	189,104	50,321	61,563	317,199	291,254
United Kingdom	143,914	118,024	135,006	13,783	20,150	371,090	402,587
Italy	130,095	92,006	130,929	18,279	21,225	207,347	231,548
Poland	93,654	89,688	130,104	24,091	33,087	201,506	206,016
India	173,154	123,343	113,146	32,705	26,126	206,378	182,073
France	166,655	119,265	94,352	7,038	2,731	134,981	112,335
Greece	61,627	39,705	79,716	10,815	13,252	80,778	78,439
Malaysia	50,039	73,541	74,948	1,998	2,319	91,813	115,448
Australia	46,851	46,062	51,686	2,791	1,575	56,275	68,577
New Zealand	56,480	47,368	47,611	3,949	3,772	231,468	254,580
Other	478,630	355,630	468,785	88,016	98,260	903,527	930,244
Total foreign	2,190,415	1,757,565	2,033,533	285,912	322,868	3,704,086	3,670,728
Total	$2,995,443	$2,482,700	$2,750,109	$345,381	$378,441	$4,744,276	$4,926,711

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

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$27,582	$—	$27,582
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23,285)	$—	$(23,285)

		As of December 31, 2020
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$80,879	$—	$80,879
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(65,905)	$—	$(65,905)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company's revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2021, the fair values of the Convertible Notes and Senior Notes were $589.3 million and $696.1 million, respectively, with carrying values of $468.2 million and $682.1 million, respectively.
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

(20) Commitments

As of December 31, 2021, the Company had $84.2 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.7 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2021, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $11.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $51.7 million over the terms of the agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company's Consolidated Balance Sheets. As of December 31, 2021, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $558.1 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2021 or 2020.

(21) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.1 million, $0.1 million and $0.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, for the use of this airplane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2021, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer
February 22, 2022
100

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors” and "Compensation Tables - Shares Issuable under Stockholder Approved Plans" in the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021, is incorporated herein by reference.
101

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

102

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

10.8
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement filed on April 4, 2021, and incorporated by reference herein) (2)

10.9
Form of Employee Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.10
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.11.1
Employment Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2018 and incorporated by reference herein) (2)

10.11.2
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

103

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 and incorporated by reference herein) (2)

10.15
Credit agreement dated as of October 17, 2018 among Euronet Worldwide, Inc. and certain subsidiaries, as borrowers, certain subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as co-syndication agents, et al. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018 and incorporated by reference herein)

10.16
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.17
Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.18
Letter Amendment No. 1 dated August 26, 2019 to the Credit Agreement dated as of October 17, 2018 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 3, 2021 and incorporated by reference herein)

10.19
Letter Amendment No. 2 dated as of September 17, 2020 to the Credit Agreement dated as of October 17, 2018 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2020 and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101
The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Operations for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101)
___________________________

(1)	Filed herewith.

(2)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

(3)	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-K.
104

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

105

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Euronet Worldwide, Inc.

Date: February 22, 2022
/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title

/s/ Michael J. Brown Michael J. Brown February 22, 2022	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 22, 2022	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 22, 2022	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 22, 2022	Director

/s/ Michael N. Frumkin Michael N. Frumkin February 22, 2022	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 22, 2022	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 22, 2022	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 22, 2022	Director

/s/ Mark R. Callegari Mark R. Callegari February 22, 2022	Director

106