Form 10-Q
period 2022-03-31
EURONET WORLDWIDE, INC.
filed 2022-05-05
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 3, 2022, Euronet Worldwide, Inc. had 50,550,498 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$986,534	$1,260,466
ATM cash	644,436	543,422
Restricted cash	5,884	3,693
Settlement assets	1,037,367	1,102,389
Trade accounts receivable, net of credit losses of $4,274 and $4,469	180,070	203,010
Prepaid expenses and other current assets	271,538	195,443
Total current assets	3,125,829	3,308,423
Operating right of use lease assets	161,407	161,494
Property and equipment, net of accumulated depreciation of $536,675 and $532,631	344,429	345,381
Goodwill	846,241	641,605
Acquired intangible assets, net of accumulated amortization of $187,609 and $185,054	214,490	97,793
Other assets, net of accumulated amortization of $63,858 and $62,349	205,917	189,580
Total assets	$4,898,313	$4,744,276
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,037,367	$1,102,389
Trade accounts payable	157,738	193,529
Accrued expenses and other current liabilities	404,096	367,692
Current portion of operating lease liabilities	51,795	52,136
Short-term debt obligations and current maturities of long-term debt obligations	298	821
Income taxes payable	48,054	59,037
Deferred revenue	71,606	77,037
Total current liabilities	1,770,954	1,852,641
Debt obligations, net of current portion	1,762,278	1,420,085
Operating lease obligations, net of current portion	110,848	111,355
Deferred income taxes	37,136	46,505
Other long-term liabilities	73,503	58,166
Total liabilities	3,754,719	3,488,752
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,818,035 and 63,779,009	1,276	1,275
Additional paid-in-capital	1,211,830	1,274,118
Treasury stock, at cost, shares issued 13,269,513 and 12,631,125	(1,001,421)	(931,212)
Retained earnings	1,125,569	1,083,882
Accumulated other comprehensive loss	(193,659)	(172,582)
Total Euronet Worldwide, Inc. stockholders’ equity	1,143,595	1,255,481
Noncontrolling interests	(1)	43
Total equity	1,143,594	1,255,524
Total liabilities and equity	$4,898,313	$4,744,276
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$718,467	$652,670
Operating expenses:
Direct operating costs, exclusive of depreciation	458,153	434,516
Salaries and benefits	126,765	115,668
Selling, general and administrative	63,856	58,776
Depreciation and amortization	32,990	33,261
Total operating expenses	681,764	642,221
Operating income	36,703	10,449
Other income (expense):
Interest income	145	182
Interest expense	(6,134)	(9,189)
Foreign currency exchange loss, net	(5,462)	(4,032)
Other gains, net	192	31
Other expense, net	(11,259)	(13,008)
Income (loss) before income taxes	25,444	(2,559)
Income tax expense	(17,154)	(6,062)
Net income (loss)	8,290	(8,621)
Net loss (income) attributable to noncontrolling interests	7	(44)
Net income (loss) attributable to Euronet Worldwide, Inc.	$8,297	$(8,665)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.16	$(0.16)
Diluted	$0.16	$(0.16)

Weighted average shares outstanding:
Basic	51,057,951	52,762,845
Diluted	51,716,045	52,762,845

See accompanying notes to the unaudited consolidated financial statements.

2

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$8,290	$(8,621)
Translation adjustment	(21,114)	(42,901)
Comprehensive loss	(12,824)	(51,522)
Comprehensive loss attributable to noncontrolling interests	44	12
Comprehensive loss attributable to Euronet Worldwide, Inc.	$(12,780)	$(51,510)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	62,436	1	3,335	(482)
Share-based compensation			8,492
Balance as of March 31, 2021	52,796,485	1,268	1,240,273	(703,514)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1,275	$1,274,118	$(931,212)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	40,173	1	1,989	142
Share-based compensation			9,803
Repurchase of shares	(639,535)			(70,351)
Adoption of ASU 2020-06			(74,080)
Balance as of March 31, 2022	50,548,522	1,276	1,211,830	(1,001,421)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013,155	$(94,214)	$281	$1,445,903
Net (loss) income	(8,665)		44	(8,621)
Other comprehensive loss		(42,845)	(56)	(42,901)
Stock issued under employee stock plans				2,854
Share-based compensation				8,492
Balance as of March 31, 2021	1,004,490	(137,059)	269	1,405,727

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083,882	$(172,582)	$43	$1,255,524
Net income (loss)	8,297		(7)	8,290
Other comprehensive loss		(21,077)	(37)	(21,114)
Stock issued under employee stock plans				2,132
Share-based compensation				9,803
Repurchase of shares				(70,351)
Adoption of ASU 2020-06	33,390			(40,690)
Balance as of March 31, 2022	1,125,569	(193,659)	(1)	1,143,594

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$8,290	$(8,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,990	33,261
Share-based compensation	9,803	8,492
Unrealized foreign exchange loss, net	5,462	4,032
Deferred income taxes	5,391	2,374
Accretion of convertible debt discount and amortization of debt issuance costs	1,175	4,979
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(10,013)	(5,534)
Trade accounts receivable, including amounts in settlement assets	120,196	148,697
Prepaid expenses and other current assets, including amounts in settlement assets	(25,448)	29,551
Trade accounts payable, including amounts in settlement obligations	(174,749)	(220,439)
Deferred revenue	(4,508)	3,738
Accrued expenses and other current liabilities, including amounts in settlement obligations	57,565	11,234
Changes in noncurrent assets and liabilities	(20,483)	(14,409)
Net cash provided by (used in) operating activities	5,671	(2,645)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(330,960)	—
Purchases of property and equipment	(23,785)	(16,393)
Purchases of other long-term assets	(1,977)	(2,212)
Other, net	(126)	380
Net cash used in investing activities	(356,848)	(18,225)
Cash flows from financing activities:
Proceeds from issuance of shares	2,316	3,670
Repurchase of shares	(70,529)	(808)
Borrowings from revolving credit agreements	1,873,800	707,100
Repayments of revolving credit agreements	(1,570,300)	(977,500)
Net borrowings (repayments) from short-term debt obligations	1,308	(32)
Other, net	(1,283)	(1,641)
Net cash provided by (used in) financing activities	235,312	(269,211)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(37,542)	(53,188)
Decrease in cash and cash equivalents and restricted cash	(153,407)	(343,269)
Cash and cash equivalents and restricted cash at beginning of period	2,086,102	2,099,508

Cash and cash equivalents and restricted cash at end of period	$1,932,695	$1,756,239

Supplemental disclosure of cash flow information:
Interest paid during the period	$3,617	$2,703
Income taxes paid during the period	$23,827	$11,160
See accompanying notes to the unaudited consolidated financial statements.
6

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

Organization

Euronet Worldwide, Inc. (the "Company", "Euronet", "we" and "us") was established as a Delaware corporation on December 13, 1996 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and international payment services.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, including the notes thereto, set forth in our 2021 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. We adopted this standard on January 1, 2022 using the modified retrospective approach, which resulted in our Convertible Senior Notes Due 2049 being recognized as a single liability. As a result of the adoption of this standard we recorded a $99.7 million decrease to additional paid-in capital, a $56.8 million decrease in debt discounts and a $42.9 million increase in retained earnings. The adoption of this standard also impacted our deferred tax liability by decreasing our deferred tax liability by $15.0 million, decreasing retained earnings by $10.6 million, and increasing additional paid-in capital by $25.6 million. Additionally, the elimination of the treasury stock method will increase the number of dilutive shares used in the diluted earnings per share calculation, if dilutive, by 2.8 million shares.

(3) ACQUISITIONS

On March 15, 2022 we completed the acquisition of the Merchant Acquiring Business of Piraeus Bank ("PBMA"). The acquisition includes 205,000 POS terminals at 170,000 merchants throughout Greece, as well as Piraeus Bank’s online merchant acquiring business and expands our omnichannel payments strategy where we use our proprietary technology to provide cash, card-based acquiring solutions, alternative payment acquiring, online acquiring, tokenized payment services and other payment products. Additionally, the acquisition includes a long-term commercial framework agreement between Piraeus Bank and Euronet which includes collaborative product distribution, processing and customer referrals.

The purchase price was €313.8 million, or approximately $346.2 million, which includes $331.0 million cash paid at closing plus $15.2 million of estimated contingent consideration for a ten-year earnout contingent on performance targets outlined in the commercial framework agreement. The contingent consideration is related to a percentage of the net fee income received during the ten-year period of the commercial framework agreement and there is no contractual maximum amount of consideration under this agreement.

The initial accounting for this acquisition is not complete as of March 31, 2022. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective provisional fair values at the date of acquisition. Additional time is needed particularly to refine and review the results of the valuation of assets and liabilities. The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)	As of March 15, 2022
Other current assets	$1,707
Settlement assets	78,718
Property and equipment	6,095
Acquired intangible assets	122,455
Total assets acquired	$208,975

Trade accounts payable	$1,499
Settlement liabilities	66,925
Accrued expenses and other current liabilities	5,929
Deferred revenue	500
Other long-term liabilities	99
Total liabilities assumed	$74,952

Goodwill	212,183

Net assets acquired	$346,206

Assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair value measurements of intangible assets were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets, projections of revenues and cash flows, and customer attrition rates, among others.

We acquired a customer relationship intangible asset with a preliminary fair value of $112.2 million that is being amortized on a straight-line basis over 15 years and a contract related intangible asset of $10.3 million that is being amortized on a straight-line basis over 10 years.

Goodwill, with a preliminary value of $212.2 million, arising from the acquisition was included in the EFT Processing Segment. The factors that make up goodwill include synergies from combining PBMA operations and intangible assets that do not qualify for separate recognition. Goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

Revenues and expenses related to the acquisition and pro forma results of operations have not been presented for the three months ended March 31, 2022 as the results were not material to our overall operations.

(4) SETTLEMENT ASSETS AND OBLIGATIONS

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. We record corresponding settlement obligations relating to accounts payable. Settlement assets consist of cash and cash equivalents, restricted cash, accounts receivable and prepaid expenses and other current assets. The settlement cash held at the Company is primarily generated from the monies remitted by consumers through Company agents and financial institutions in payment of the face value of the payment service or foreign currency purchased and the related fees charged to purchase the currency. We use our cash and cash equivalents to pay the face value of the payment service product upon presentation by the recipient. Cash received by Company agents and merchants generally becomes available to us within two weeks after initial receipt by the business partner. Receivables from business partners represent funds collected by such business partners that are in transit to us.
9

Settlement obligations consist of accrued expenses for money transfers, content providers, and EFT customer deposits and accounts payable to agents and content providers. Money transfer accrued expenses represent amounts to be paid to transferees when they request funds. Most agents typically settle with transferees first then obtain reimbursement from us. Money order accrued expenses represent amounts not yet presented for payment. Due to the agent funding and settlement process, accrued expenses to agents represent amounts due to agents for money transfers that have not been settled with transferees.

	As of
(in thousands)	March 31, 2022	December 31, 2021
Settlement assets:
Settlement cash and cash equivalents	$245,415	$203,624
Settlement restricted cash	50,426	74,897
Accounts receivable, net of credit losses of $29,015 and $27,341	588,984	619,738
Prepaid expenses and other current assets	152,542	204,130
Total settlement assets	$1,037,367	$1,102,389
Settlement obligations:
Trade account payables	$384,119	$461,135
Accrued expenses and other current liabilities	653,248	641,254
Total settlement obligations	$1,037,367	$1,102,389

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$986,534	$1,260,466	$1,145,406	$1,420,255
Restricted cash	5,884	3,693	2,897	3,334
ATM cash	644,436	543,422	339,883	411,054
Settlement cash and cash equivalents	245,415	203,624	209,853	188,191
Settlement restricted cash	50,426	74,897	58,200	76,674
Cash and cash equivalents and restricted cash at end of period	$1,932,695	$2,086,102	$1,756,239	$2,099,508

(5) STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase our common stock, assumed vesting of restricted stock and the assumed conversion of our convertible debt, if such conversion would be dilutive.

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2022	2021
Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	51,057,951	52,762,845
Incremental shares from assumed exercise of stock options and vesting of restricted stock	658,094	—
Diluted weighted average shares outstanding	51,716,045	52,762,845

The table includes all stock options and restricted stock that are dilutive to our weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to our weighted average common shares outstanding of approximately 2,237,000 and 2,437,000 for the three months ended March 31, 2022 and 2021, respectively.

We issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. Our Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of our common stock or a combination thereof, at our option. We have stated our intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of convertible notes shall be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. For the three months ended March 31, 2022, the assumed conversion resulted in an anti-dilutive impact, therefore our Convertible Notes were not included in the calculation of diluted earnings (loss) per share. The dilutive effect increases the more the market price exceeds the conversion price of $188.73 per share. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On February 26, 2020, we put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. On December 8, 2021, we put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. For the three months ended March 31, 2022, we repurchased $70.4 million of stock under the repurchase programs. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. We recorded foreign currency translation losses of $21.1 million and $42.9 million for the three months ended March 31, 2022 and 2021, respectively. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three months ended March 31, 2022 and 2021.
11

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2022 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2021	$97,793	$641,605	$739,398
Increases (decreases):
Acquisition	122,455	212,183	334,638
Amortization	(5,617)	—	(5,617)
Foreign currency exchange rate changes	(141)	(7,547)	(7,688)
Balance as of March 31, 2022	$214,490	$846,241	$1,060,731

Of the total goodwill balance of $846.2 million as of March 31, 2022, $388.1 million relates to the Money Transfer Segment, $331.5 million relates to the EFT Processing Segment and the remaining $126.6 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of March 31, 2022, is expected to total $22.3 million for the remainder of 2022, $25.1 million for 2023, $18.4 million for 2024, $15.0 million for 2025, $14.7 million for 2026 and $13.4 million for 2027.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Accrued expenses	$327,596	$285,098
Derivative liabilities	28,741	23,285
Accrued payroll expenses	44,223	55,162
Current portion of finance lease obligations	3,536	4,147
Total	$404,096	$367,692

(8) UNEARNED REVENUES

We record deferred revenues when cash payments are received or due in advance of our performance. The decrease in the deferred revenue balance for the three months ended March 31, 2022 is the result of $16.3 million of cash payments received in the current year for which we have not yet satisfied the performance obligations, offset by $21.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Credit Facility:
Revolving credit agreement	$586,900	$283,400
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525,000	468,235

1.375% Senior Notes, due 2026	663,900	682,080

Other obligations	386	920

Total debt obligations	1,776,186	1,434,635
Unamortized debt issuance costs	(13,610)	(13,729)
Carrying value of debt	1,762,576	1,420,906
Short-term debt obligations and current maturities of long-term debt obligations	(298)	(821)
Long-term debt obligations	$1,762,278	$1,420,085

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants as of March 31, 2022.

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

Prior to the adoption of ASU 2020-06 as of January 1, 2022, in accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt was allocated between debt and equity components so that debt was discounted to reflect our nonconvertible debt borrowing rate. ASC 470-20-35-13 required the debt discount to be amortized over the period the convertible debt was expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid-in capital of $99.7 million for the Convertible Notes. Contractual interest expense for the Convertible Notes was $1.0 million for the three months ended March 31, 2021. Accretion expense for the Convertible Notes was $3.9 million for the three months ended March 31, 2021. See Footnote 2, Recently Issued and Adopted Accounting Pronouncements, for more information regarding this adoption.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2022, the Company has outstanding €600 million ($663.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of March 31, 2022 and December 31, 2021, borrowings under these arrangements were $0.4 million and $0.9 million, respectively.

Debt Issuance Costs

As of March 31, 2022, we had unamortized debt issuance costs of $2.1 million for the Credit Facility, $6.4 million for the Convertible Notes and $5.1 million for the Senior Notes that will be amortized through October 2023, March 2025 and May 2026, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $231.1 million and $222.1 million as of March 31, 2022 and December 31, 2021, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.
In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $16.2 million and $216.1 million as of March 31, 2022 and December 31, 2021, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations
xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $22.5 million and $18.5 million for the three months ended March 31, 2022 and 2021, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of March 31, 2022 and December 31, 2021 was approximately $1.1 billion and $1.0 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$36,997	$27,582	Other current liabilities	$(28,741)	$(23,285)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$36,997	$—	$36,997	$(17,631)	$(3,052)	$16,314

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$27,582	$—	$27,582	$(14,875)	$(2,284)	$10,423

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(28,741)	$—	$(28,741)	$17,631	$1,834	$(9,276)

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$(23,285)	$—	$(23,285)	$14,875	$640	$(7,770)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021:

		Amount of Loss Recognized in Income on Derivative Contracts (a)
	Location of Loss Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in thousands)		2022	2021
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss, net	$(110)	$(2,468)
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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of March 31, 2022
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$36,997	$—	$36,997
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$28,741	$—	$28,741
		As of December 31, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$27,582	$—	$27,582
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23,285)	$—	$(23,285)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2022, the fair values of the Convertible Notes and Senior Notes were $563.4 million and $628.6 million, respectively, with carrying values of $525.0 million and $663.9 million, respectively.

(12) SEGMENT INFORMATION

Our reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). We currently operate in the following three reportable operating segments:

1) Through the EFT Processing Segment, we process transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa, Asia Pacific and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) Through the epay Segment, we provide distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the U.S. and South America.

3) Through the Money Transfer Segment, we provide global money transfer services under the brand names Ria, AFEX, IME, and xe. Ria, AFEX, and IME provide global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. xe is also a provider of foreign currency exchange information. We also offer customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, we account for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in our administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with our reportable operating segments.

The following tables present our reportable segment results for the three months ended March 31, 2022 and 2021:
	For the Three Months Ended March 31, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$145,571	$235,838	$338,966	$(1,908)	$718,467
Operating expenses:
Direct operating costs, exclusive of depreciation	93,337	178,320	188,397	(1,901)	458,153
Salaries and benefits	25,244	20,177	67,225	14,119	126,765
Selling, general and administrative	11,114	9,440	41,037	2,265	63,856
Depreciation and amortization	22,343	1,696	8,842	109	32,990
Total operating expenses	152,038	209,633	305,501	14,592	681,764
Operating (loss) income	$(6,467)	$26,205	$33,465	$(16,500)	$36,703

	For the Three Months Ended March 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$87,076	$242,303	$324,900	$(1,609)	$652,670
Operating expenses:
Direct operating costs, exclusive of depreciation	69,612	182,633	183,878	(1,607)	434,516
Salaries and benefits	23,571	19,369	60,540	12,188	115,668
Selling, general and administrative	11,962	9,020	36,116	1,678	58,776
Depreciation and amortization	22,027	2,124	8,963	147	33,261
Total operating expenses	127,172	213,146	289,497	12,406	642,221
Operating (loss) income	$(40,096)	$29,157	$35,403	$(14,015)	$10,449

The following table presents our total assets by reportable segment:

	Total Assets as of
(in thousands)	March 31, 2022	December 31, 2021
EFT Processing	$2,167,634	$1,682,680
epay	773,056	1,234,074
Money Transfer	1,670,666	1,621,726
Corporate Services, Eliminations and Other	286,957	205,796
Total	$4,898,313	$4,744,276

The following table presents our revenues disaggregated by segment and region. Sales and usage-based taxes are excluded from revenues. We believe disaggregation by segment and region best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation of revenues by segment and region is based on management's assessment of segment performance together with allocation of financial resources, both capital and operating support costs, on a segment and regional level. Both segments and regions benefit from synergies achieved through concentration of operations and are influenced by macro-economic, regulatory and political factors in the respective segment and region.

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$97,199	$150,393	$140,110	$387,702	$46,862	$164,908	$132,839	$344,609
North America	17,168	32,644	158,732	208,544	14,466	33,841	152,302	200,609
Asia Pacific	30,435	40,799	26,618	97,852	25,694	34,318	28,469	88,481
Other	769	12,002	13,506	26,277	54	9,236	11,290	20,580
Eliminations	—	—	—	(1,908)	—	—	—	(1,609)
Total	$145,571	$235,838	$338,966	$718,467	$87,076	$242,303	$324,900	$652,670
(13) INCOME TAXES

Our effective income tax rate was 67.4% and (236.9%) for the three months ended March 31, 2022 and 2021, respectively. Our effective income tax rate for the three months ended March 31, 2022 was higher than the applicable statutory income tax rate of 21% as a result of our U.S. deferred tax activity on foreign exchange positions and certain of our foreign earnings being subject to higher local statutory tax rates. Our effective income tax rate for the three months ended March 31, 2021 was lower than the applicable statutory income tax rate of 21% as a result of the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings, certain of our foreign earnings of being subject to higher local statutory tax rates, and our U.S. deferred tax activity on foreign exchange positions.

(14) COMMITMENTS

As of March 31, 2022, we had $85.2 million of stand-by letters of credit/bank guarantees issued on our behalf, of which $56.3 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.6 million of cash deposits held by the respective issuing banks.
Under certain circumstances, we grant guarantees in support of obligations of subsidiaries. As of March 31, 2022, we had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.4 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $37.5 million over the terms of agreements with our customers.

From time to time, we enter into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Our liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

  In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damage to ATMs and theft of ATM network cash. As of March 31, 2022, the balance of such cash used in our ATM networks for which we were responsible was approximately $485.7 million. We maintain insurance policies to mitigate this exposure;

  In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for losses suffered by our customers and other parties as a result of the breach of our computer systems, including in particular, losses arising from fraudulent transactions made using information stolen through our processing systems. We maintain insurance policies to mitigate this exposure;

  In connection with the license of proprietary systems to customers, we provide certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;

  We have entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which we have agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from our use of the vendor’s product or the services of the vendor or consultant;

  In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, we have entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions of operating units or assets made by us, we have agreed to indemnify the seller against third party claims made against the seller relating to the operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by us, we have agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and

  We have entered into agreements with certain third parties, including banks that provide fiduciary and other services to us or our benefit plans. Under such agreements, we have agreed to indemnify such service providers for third-party claims relating to carrying out their respective duties under such agreements.

We are also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which we have money transfer operations. We have obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.

To date, we are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of March 31, 2022 or December 31, 2021.

(15) LITIGATION AND CONTINGENCIES

From time to time, we are a party to legal or regulatory proceedings arising in the ordinary course of our business. Currently, there are no legal proceedings or regulatory findings that management believes, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition or results of operations. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

(16) LEASES

We enter into operating leases for ATM sites, office spaces, retail stores and equipment. Our finance leases are immaterial. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.

The present value of lease payments is determined using the incremental borrowing rate based on information available at the lease commencement date. We recognize lease expense for these leases on a straight-line basis over the lease term.

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. We also have a unilateral termination right for most of the ATM site leases. Since we are not reasonably certain not to exercise termination options, payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred and corresponding leases are excluded from the right of use lease asset and lease liability balances. Certain of our lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2022 are:
As of March 31, 2022
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2022	$36,760
2023	40,223
2024	30,573
2025	21,766
2026	15,077
Thereafter	23,207
Total lease payments	$167,606
Less: imputed interest	(4,963)
Present value of lease liabilities	$162,643

(1)  Operating lease payments reflect our current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease expense	Selling, general and administrative and Direct operating costs	$13,517	$13,858
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	29,723	22,549
Total lease expense		$43,240	$36,407

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2022
Weighted- average remaining lease term (years)	4.8
Weighted- average discount rate	2.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities (a)	$13,521	$13,669
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$15,207	$28,188
(a) Included in Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the war in the Ukraine and related economic sanctions; our ability to successfully integrate the operations of Piraeus Merchant Services; and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.
23

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment, which processes transactions for a network of 44,353 ATMs and approximately 491,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 760,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 495,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 73% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 20% of total consolidated revenues for the three months ended March 31, 2022, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 33% of total consolidated revenues for the three months ended March 31, 2022, are primarily derived from commissions earned from the distribution of electronic content, vouchers, and physical gifts and commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime. Branded payments, which includes the distribution of digital media content, were 66% of epay Segment revenues for the three months ended March 31, 2022. Branded payments include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 47% of total consolidated revenues for the three months ended March 31, 2022, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM and POS management and outsourcing, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country in which we operate may impact the volume of cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs, which is dependent on contracts that cover large numbers of ATMs, which are complicated by legal and regulatory considerations of local countries, as well as our customers' decisions whether to outsource ATMs.
25

2) The epay Segment opportunities include renewing existing and negotiating new agreements in target markets in which we operate, primarily with digital content providers, mobile operators, financial institutions and retailers. The overall growth rate in the digital media content and prepaid mobile phone markets, shifts between prepaid and postpaid services, and our market share in those respective markets will have a significant impact on our ability to maintain and grow the epay Segment revenues. There is significant competition in these markets that may impact our ability to grow organically and increase the margin we earn and the margin that we pay to retailers. The profitability of the epay Segment is dependent on our ability to adapt to new technologies that may compete with POS distribution of digital content and prepaid mobile airtime, as well as our ability to leverage cross-selling opportunities with our EFT and Money Transfer Segments. The epay Segment opportunities may be impacted by government-imposed restrictions on retailers and/or content providers with whom we partner in countries in which we have a presence, and corresponding licensure requirements mandated upon such parties to legally operate in such countries.

3) The Money Transfer Segment opportunities include expanding our portfolio of products and services to new and existing customers around the globe, which in turn may lead to an increase in transaction volumes. The opportunities to expand are contingent on our ability to effectively leverage our network of bank accounts for digital money transfer delivery, maintaining our physical agent network, cross selling opportunities with our EFT and epay segments and our penetration into high growth money transfer corridors. The challenges inherit in these opportunities include maintaining compliance with all regulatory requirements, maintaining all required licenses, ensuring the recoverability of funds advanced to agents and the continued reliance on the technologies required to operate our business. The volume of transactions processed on our network is impacted by shifts in our customer base, which can change rapidly with worker migration patterns and changes in unbanked populations across the globe. Foreign regulations that impact cross-border migration patterns and the money transfer markets can significantly impact our ability to grow the number of transactions on our network.

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the three months ended March 31, 2022 and 2021. As the number and rate of new cases has fluctuated in various locations around the global, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. Although vaccines for COVID-19 are widely available, a significant portion of the population remains unvaccinated and long term effectiveness of the vaccines, especially against new variants, is still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents as well as certain restrictions that may impact immigrant laborers.

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three months ended March 31, 2022 and 2021 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$145,571	$87,076	$58,495	67%
epay	235,838	242,303	(6,465)	(3)%
Money Transfer	338,966	324,900	14,066	4%
Total	720,375	654,279	66,096	10%
Corporate services, eliminations and other	(1,908)	(1,609)	(299)	19%
Total	$718,467	$652,670	$65,797	10%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$(6,467)	$(40,096)	$33,629	(84)%
epay	26,205	29,157	(2,952)	(10)%
Money Transfer	33,465	35,403	(1,938)	(5)%
Total	53,203	24,464	28,739	117%
Corporate services, eliminations and other	(16,500)	(14,015)	(2,485)	18%
Total	$36,703	$10,449	$26,254	251%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended March 31,
Currency (dollars per foreign currency)	2022	2021	Decrease Percent
Australian dollar	$0.7238	$0.7725	(6)%
British pounds sterling	$1.3415	$1.3790	(3)%
Canadian dollar	$0.7895	$0.7899	(0)%
euro	$1.1221	$1.2052	(7)%
Hungarian forint	$0.0031	$0.0033	(6)%
Indian rupee	$0.0133	$0.0137	(3)%
Malaysian ringgit	$0.2387	$0.2461	(3)%
New Zealand dollar	$0.6761	$0.7188	(6)%
Polish zloty	$0.2433	$0.2655	(8)%
27

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$145,571	$87,076	$58,495	67%
Operating expenses:
Direct operating costs, exclusive of depreciation	93,337	69,612	23,725	34%
Salaries and benefits	25,244	23,571	1,673	7%
Selling, general and administrative	11,114	11,962	(848)	(7)%
Depreciation and amortization	22,343	22,027	316	1%
Total operating expenses	152,038	127,172	24,866	20%
Operating loss	$(6,467)	$(40,096)	$33,629	(84)%
Transactions processed (millions)	1,328	925	403	44%
Active ATMs as of March 31,	44,353	36,777	7,576	21%
Average Active ATMs	43,394	36,624	6,770	18%

Revenues

EFT Processing Segment total revenues were $145.6 million for the three months ended March 31, 2022, an increase of $58.5 million or 67% compared to the same period in 2021. The increase in revenues was primarily due to the increase in domestic and international withdrawal transactions resulting from continued lifting of travel restrictions across Europe and the increase in volume of transactions for low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Foreign currency movements decreased revenues by approximately $8.5 million for the three months ended March 31, 2022 compared to the same period in 2021.

Average monthly revenues per ATM increased to $1,118 for the three months ended March 31, 2022 compared to $793 for the same period in 2021. Revenues per transaction increased to $0.11 for the three months ended March 31, 2022 compared to $0.09 for the same period in 2021. The increases in average monthly revenues per ATM and revenues per transaction were primarily due to the increase in domestic and international withdrawal transactions resulting from continued lifting of travel restrictions across Europe, partially offset by the increase in volume of low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Direct operating costs, exclusive of depreciation

EFT Processing Segment direct operating costs were $93.3 million for the three months ended March 31, 2022, an increase of $23.7 million or 34% compared to the same period in 2021. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.
28

The increase in direct operating costs was primarily due to the increase in the number of ATMs under management as there were fewer deactivated ATMs during the three months ended March 31, 2022 compared to the same period in 2021 resulting in an increase in ATM site rental fees and cash delivery costs. Foreign currency movements decreased direct operating costs by approximately $5.6 million for the three months ended March 31, 2022 compared to the same period in 2021.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $52.2 million for the three months ended March 31, 2022, an increase of $34.7 million or 198% compared to $17.5 million for the same period in 2021. Gross profit as a percentage of revenues (“gross margin”) increased to 35.9% for the three months ended March 31, 2022, compared to 20.1% for the same period in 2021. The increase in gross profit and gross margin was primarily due to the incremental volume of transactions that were processed on our network relative to the fixed costs incurred, and the higher proportion of high value and high margin DCC transactions due to the lifting of travel restrictions.

Salaries and benefits

Salaries and benefits expenses were $25.2 million for the three months ended March 31, 2022, an increase of $1.7 million or 7% compared to the same period in 2021. The increase is primarily due to an increase in headcount to support the growth of the business. Foreign currency movements in the countries in which we employ our workforce decreased these expenses by $1.6 million for the three months ended March 31, 2022 compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 17.3% for the three months ended March 31, 2022, compared to 27.1% for the same period in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $11.1 million for the three months ended March 31, 2022, a decrease of ($0.8 million) or (7%) compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 7.6% for the three months ended March 31, 2022, compared to 13.7% for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $22.3 million for the three months ended March 31, 2022, an increase of $0.3 million or 1% compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 15.3% for the three months ended March 31, 2022, compared to 25.3% for the same period in 2021.

Operating loss

EFT Processing Segment had an operating loss of ($6.5 million) for the three months ended March 31, 2022, a reduction of 84% compared to the same period in 2021. Operating loss as a percentage of revenues (“operating margin”) decreased to (4.4%) for the three months ended March 31, 2022, compared to (46.0%) for the same period in 2021. Operating loss per transaction was less than ($0.01) for the three months ended March 31, 2022, compared to ($0.04) for the same period in 2021. The decrease in operating loss, improved operating margin and decrease in operating loss per transaction were primarily due to increased volumes processed on our network, and associated revenues, compared to the same period in 2021.
29

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2022 and 2021 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$235,838	$242,303	$(6,465)	(3)%
Operating expenses:
Direct operating costs, exclusive of depreciation	178,320	182,633	(4,313)	(2)%
Salaries and benefits	20,177	19,369	808	4%
Selling, general and administrative	9,440	9,020	420	5%
Depreciation and amortization	1,696	2,124	(428)	(20)%
Total operating expenses	209,633	213,146	(3,513)	(2)%
Operating income	$26,205	$29,157	$(2,952)	(10)%
Transactions processed (millions)	852	667	185	28%

Revenues

epay Segment total revenues were $235.8 million for the three months ended March 31, 2022, a decrease of ($6.5 million) or (3%) compared to the same period in 2021. The decrease in revenues was primarily due to the $13.2 million decrease caused by foreign currency movements for the three months ended March 31, 2022 compared to the same period in 2021 as well as a decrease in branded payments in India, partially offset by the increase in transactions processed.

Revenues per transaction decreased to $0.28 for the three months ended March 31, 2022, compared to $0.36 for the same period in 2021. The decrease in revenues per transaction was primarily due to the increase in the number of transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs, exclusive of depreciation

epay Segment direct operating costs were $178.3 million for the three months ended March 31, 2022, a decrease of ($4.3 million) or (2%) compared to the same period in 2021. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs was primarily due to the $9.5 million decrease caused by foreign currency movements for the three months ended March 31, 2022 compared to the same period in 2021.

Gross profit

Gross profit was $57.5 million for the three months ended March 31, 2022, a decrease of ($2.2 million) or (4%) compared to $59.7 million for the same period in 2021. Gross margin decreased to 24.4% for the three months ended March 31, 2022, compared to 24.6% for the same period in 2021. The decrease in gross profit and gross margin is primarily due to decrease in revenues associated with the shift in mix of transactions processed.

30

Salaries and benefits

Salaries and benefits expenses were $20.2 million for the three months ended March 31, 2022, an increase of $0.8 million or 4% compared to the same period in 2021. The increase in salaries and benefits was driven by an increase in headcount to support the growth of the business, partially offset by a $1.1 million decrease from foreign currency movements for the three months ended March 31, 2022 compared to the same period in 2021. As a percentage of revenues, these expenses increased to 8.6% for the three months ended March 31, 2022, compared to 8.0% for the same period in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $9.4 million for the three months ended March 31, 2022, an increase of $0.4 million or 5% compared to the same period in 2021. As a percentage of revenues, these expenses increased to 4.0% for the three months ended March 31, 2022, compared to 3.7% for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $1.7 million for the three months ended March 31, 2022, a decrease of ($0.4 million) or (20%) compared to the same period in 2021. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.7% for the three months ended March 31, 2022, compared to 0.9% for same period in 2021.

Operating income

epay Segment operating income was $26.2 million for the three months ended March 31, 2022, a decrease of ($3.0 million) or (10%) compared to the same period in 2021. Operating margin decreased to 11.1% for the three months ended March 31, 2022, compared to 12.0% for the same period in 2021. Operating income per transaction decreased to $0.03 for the three months ended March 31, 2022 compared to $0.04 for same period in 2021. The decreases in operating income, operating margin and operating income per transaction for the three months ended March 31, 2022 compared to the same period in 2021 were primarily due to the shift in mix of transactions processed.

31

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three months ended March 31, 2022 and 2021 for the Money Transfer Segment:
	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$338,966	$324,900	$14,066	4%
Operating expenses:
Direct operating costs, exclusive of depreciation	188,397	183,878	4,519	2%
Salaries and benefits	67,225	60,540	6,685	11%
Selling, general and administrative	41,037	36,116	4,921	14%
Depreciation and amortization	8,842	8,963	(121)	(1)%
Total operating expenses	305,501	289,497	16,004	6%
Operating income	$33,465	$35,403	$(1,938)	(5)%
Transactions processed (millions)	33.5	31.2	2.3	7%
Revenues

Money Transfer Segment total revenues were $339.0 million for the three months ended March 31, 2022, an increase of $14.1 million or 4% compared to the same period in 2021. The increase in revenues was primarily due to the increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $10.12 for the three months ended March 31, 2022, compared to $10.41 for the same period in 2021 due to a shift in the mix of transactions processed. Foreign currency movements decreased revenues by approximately $11.9 million for the three months ended March 31, 2022 compared to the same period in 2021.

Direct operating costs, exclusive of depreciation

Money Transfer Segment direct operating costs were $188.4 million for the three months ended March 31, 2022, an increase of $4.5 million or 2% compared to the same period in 2021. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions, partially offset by foreign currency movements that decreased direct operating costs by approximately $5.9 million for the three months ended March 31, 2022 compared to the same period in 2021.

Gross profit

Gross profit was $150.6 million for the three months ended March 31, 2022, an increase of $9.6 million or 7% compared to $141.0 million for the same period in 2021. Gross margin increased to 44.4% for the three months ended March 31, 2022, compared to 43.4% for the same period in 2021. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound money transfers and direct-to-consumer digital transactions.
32

Salaries and benefits

Salaries and benefits expenses were $67.2 million for the three months ended March 31, 2022, an increase of $6.7 million or 11% compared to the same period in 2021. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 19.8% for the three months ended March 31, 2022, compared to 18.6% for the same period in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $41.0 million for the three months ended March 31, 2022, an increase of $4.9 million or 14% compared to the same period in 2021. The increase was primarily due to an increase in marketing expenses and travel related expenses. As a percentage of revenues, these expenses increased to 12.1% for the three months ended March 31, 2022, compared to 11.1% for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $8.8 million for the three months ended March 31, 2022, a decrease of ($0.1 million) or (1%) compared to the same period in 2021. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.6% for the three months ended March 31, 2022, compared to 2.8% for the same period in 2021.

Operating income

Money Transfer Segment operating income was $33.5 million for the three months ended March 31, 2022, a decrease of ($1.9 million) or (5%) compared to the same period in 2021. Operating margin decreased to 9.9% for the three months ended March 31, 2022, compared to 10.9% for the same period in 2021. The decreases in operating income and operating margin were primarily driven by the increase in salaries and selling, general and administrative expenses incurred. Operating income per transaction decreased to $1.00 for the three months ended March 31, 2022, compared to $1.13 for the same period in 2021 due to a shift in the mix of transactions processed.
CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2022 and 2021 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$14,126	$12,188	$1,938	16%
Selling, general and administrative	2,265	1,680	585	35%
Depreciation and amortization	109	147	(38)	(26)%
Total operating expenses	$16,500	$14,015	$2,485	18%

33

Corporate operating expenses

Total Corporate operating expenses were $16.5 million for the three months ended March 31, 2022, an increase of $2.5 million or 18% compared to the same period in 2021. The increase is primarily due to a $1.3 million increase in share based compensation.

OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$145	$182	$(37)	(20)%
Interest expense	(6,134)	(9,189)	3,055	(33)%
Foreign currency exchange loss, net	(5,462)	(4,032)	(1,430)	35%
Other gains, net	192	31	161	519%
Other expense, net	$(11,259)	$(13,008)	$1,749	(13)%
Interest expense

Interest expense was $6.1 million for the three months ended March 31, 2022, a decrease of ($3.1 million) or (33%) compared to the same period in 2021. The decrease in interest expense relates to the $3.9 million accretion expense incurred for the three months ended March 31, 2021, which was reduced to $0 for the three months ended March 31, 2022 as a result of the adoption of ASU 2020-06, partially offset by increased borrowings on the revolving Credit Facility for the three months ended March 31, 2022 compared to the same period in 2021. See Footnote 2, Recently Issued and Adopted Accounting Pronouncements, for more information on the impact of this adoption.

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

We recorded net foreign currency exchange losses of $5.5 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

Our effective income tax rate was 67.4% and (236.9%) for the three months ended March 31, 2022 and 2021, respectively. Our effective income tax rate for the three months ended March 31, 2022 was higher than the applicable statutory income tax rate of 21% as a result of the Company’s U.S. deferred tax activity on foreign exchange positions and certain foreign earnings of the Company being subject to higher local statutory tax rates. Our effective income tax rate for the three months ended March 31, 2021 was lower than the applicable statutory income tax rate of 21% as a result of the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings, certain foreign earnings of the Company being subject to higher local statutory tax rates, and the Company’s U.S. deferred tax activity on foreign exchange positions.

34

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $8.3 million for the three months ended March 31, 2022, an increase of $17.0 million or 196% compared to the net loss in the same period in 2021. The increase in net income was primarily attributable to the $65.8 million increase in revenues, largely driven by the increases within the EFT Segment as tourism and cross-border travel increased during the first quarter of 2022 compared to the first quarter of 2021. The increased revenues led to a $42.2 million increase in gross profit, with $34.7 million of this increase within the EFT Segment. The increase in gross profit was partially offset by an $11.1 million increase in salaries and benefits expense, an $11.1 million increase in income tax expense and a $5.1 million increase in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2022, we had working capital of $1,354.9 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,455.8 million as of December 31, 2021. The decrease in working capital was primarily due to the $346.2 million acquisition of PBMA and the $70.4 million of share repurchases, partially offset by a $303.5 million increase in borrowing on the Credit Facility as of March 31, 2022 compared to December 31, 2021. Our ratio of current assets to current liabilities was 1.77 and 1.79 at March 31, 2022 and December 31, 2021, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of March 31, 2022, we had $644.4 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $101.0 million from $543.4 million as of December 31, 2021 to $644.4 million as of March 31, 2022 as a result of the increase in number of active ATMs as of March 31, 2022 compared to December 31, 2021.The Company has $986.5 million of unrestricted cash as of March 31, 2022 compared to $1,260.5 million as of December 31, 2021. The decrease in unrestricted cash was primarily due to the $346.2 million acquisition of PBMA, the $101.0 million allocated from unrestricted cash to ATM cash and the $70.4 million of share repurchases during the first quarter of 2022, partially offset by the $303.5 million increase in borrowings on the Credit Facility. Including the $644.4 million of cash in ATMs at March 31, 2022, the Company has access to $1,630.9 million in available cash, and $386.8 million available under the Credit Facility with no significant long-term debt principal payments until October 2023.
35

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Liquidity	2022	2021
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$5,671	$(2,645)
Investing activities	(356,848)	(18,225)
Financing activities	235,312	(269,211)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(37,542)	(53,188)
Decrease in cash and cash equivalents and restricted cash	$(153,407)	$(343,269)

Operating activity cash flow

Cash flows provided by operating activities were $5.7 million for the three months ended March 31, 2022 compared to cash flows used in operating activities of $2.6 million for the same period in 2021. The increase in operating cash flows was primarily due to the $17.0 million increase in net income, partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $356.8 million for the three months ended March 31, 2022 compared to $18.2 million for the same period in 2021. The increase in cash used in investing activities is primarily due to the $331.0 million of cash paid at the closing of PBMA during the quarter. Additionally, we used $23.8 million for purchases of property and equipment for the three months ended March 31, 2022 compared to $16.4 million for the same period in 2021. The increase in purchases of property and equipment is primarily due to the prior quarter expenditures being reduced by the COVID-19 related impacts to the EFT segment. Cash used for software development and other investing activities totaled $2.1 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

Financing activity cash flow

Cash flows provided by financing activities were $235.3 million for the three months ended March 31, 2022 compared to cash flows used in financing activities of $269.2 million for the same period in 2021. Our borrowing activities on the Credit Facility for the three months ended March 31, 2022 consisted of net borrowings of $303.5 million compared to net repayments of $270.4 million for the same period in 2021. The increase in net borrowings on the Credit Facility is primarily the result of treasury management relating to settlement requirements across currencies as well as increased funding requirements for acquisitions and share repurchases during the first quarter of 2022. We repurchased $70.5 million of common stock during the first quarter of 2022 compared to repurchases of $0.8 million during the first quarter of 2021. We received proceeds of $2.3 million and $3.7 million during the three months ended March 31, 2022 and 2021, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

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

As of March 31, 2022, fees and interest on borrowings are based upon our corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).
36

As of March 31, 2022, we had $586.9 million of borrowings and $56.3 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $386.8 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of March 31, 2022, we have outstanding €600 million ($663.9 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.4 million and $0.9 million outstanding under these other obligation arrangements as of March 31, 2022 and December 31, 2021, respectively.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the three months ended March 31, 2022 were $23.8 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2022 are currently estimated to range from approximately $95 million to $100 million.

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

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2022, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2022. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of March 31, 2022, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2021.
37

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2022, our total debt outstanding, excluding unamortized debt issuance costs, was $1,776.2 million. Of this amount, $525.0 million, net of debt discounts, or 30% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2022, the fair value of our fixed rate Convertible Notes was $563.4 million, compared to a carrying value of $525.0 million. Further, as of March 31, 2022 we had $586.9 million of borrowings under our Credit Facility, or 33% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest is based on LIBOR that resets at various intervals of less than one year. Additionally, $663.9 million, or 37% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of March 31, 2022, the fair value of our fixed rate Senior Notes was $628.6 million, compared to a carrying value of $663.9 million. The remaining $0.4 million, or less than 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Based on the outstanding borrowings accruing interest at variable rates, a 1% increase in the interest rate would result in a $5.9 million increase or decrease, as applicable, in our annual interest expense.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the three months ended March 31, 2022, approximately 73% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2022, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $130 million to $135 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $160 million to $165 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

38

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of March 31, 2022, we had foreign currency derivative contracts outstanding with a notional value of $231.1 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2022, we held foreign currency derivative contracts outstanding with a notional value of $1.1 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2022, the Company had foreign currency forward contracts outstanding with a notional value of $16.2 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. On March 15, 2022, we completed the acquisition of the Merchant Acquiring Business of Piraeus Bank ("PBMA"). We are currently integrating PBMA into our operations and internal control processes and, pursuant to the Securities and Exchange Commission staff interpretive guidance, the assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition. The scope of our assessment of our internal controls over financial reporting as of March 31, 2022 does not include PBMA.

Change in Internal Controls

Except for internal controls related to integration activities associated with our acquisition of PBMA, there has been no change in our internal control over financial reporting during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

39

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
January 1 - January 31, 2022	—	$—	—	$322,236
February 1 - February 28, 2022	—	—	—	300,000
March 1 - March 31, 2022	639,535	110.00	639,535	$229,649
Total	639,535	$110.00	639,535
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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 (unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2022 and 2021 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
May 4, 2022
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

42