Form 10-Q
period 2022-06-30
EURONET WORLDWIDE, INC.
filed 2022-08-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 2, 2022, Euronet Worldwide, Inc. had 49,581,198 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,014,859	$1,260,466
ATM cash	890,834	543,422
Restricted cash	6,616	3,693
Settlement assets	1,057,423	1,102,389
Trade accounts receivable, net of credit losses of $4,392 and $4,469	195,355	203,010
Prepaid expenses and other current assets	344,219	195,443
Total current assets	3,509,306	3,308,423
Operating right of use lease assets	150,995	161,494
Property and equipment, net of accumulated depreciation of $527,234 and $532,631	332,856	345,381
Goodwill	807,848	641,605
Acquired intangible assets, net of accumulated amortization of $185,145 and $185,054	197,281	97,793
Other assets, net of accumulated amortization of $64,197 and $62,349	197,232	189,580
Total assets	$5,195,518	$4,744,276
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,057,423	$1,102,389
Trade accounts payable	184,155	193,529
Accrued expenses and other current liabilities	478,820	367,692
Current portion of operating lease liabilities	48,899	52,136
Short-term debt obligations and current maturities of long-term debt obligations	450,319	821
Income taxes payable	46,668	59,037
Deferred revenue	63,260	77,037
Total current liabilities	2,329,544	1,852,641
Debt obligations, net of current portion	1,638,663	1,420,085
Operating lease obligations, net of current portion	103,625	111,355
Deferred income taxes	33,811	46,505
Other long-term liabilities	70,733	58,166
Total liabilities	4,176,376	3,488,752
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,850,934 and 63,779,009	1,277	1,275
Additional paid-in-capital	1,223,294	1,274,118
Treasury stock, at cost, shares issued 14,271,179 and 12,631,125	(1,106,094)	(931,212)
Retained earnings	1,182,787	1,083,882
Accumulated other comprehensive loss	(281,858)	(172,582)
Total Euronet Worldwide, Inc. stockholders’ equity	1,019,406	1,255,481
Noncontrolling interests	(264)	43
Total equity	1,019,142	1,255,524
Total liabilities and equity	$5,195,518	$4,744,276
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$843,309	$714,686	$1,561,776	$1,367,356
Operating expenses:
Direct operating costs, exclusive of depreciation	500,662	470,816	958,815	905,332
Salaries and benefits	131,308	121,071	258,073	236,739
Selling, general and administrative	74,249	59,119	138,105	117,895
Depreciation and amortization	36,013	33,559	69,003	66,820
Total operating expenses	742,232	684,565	1,423,996	1,326,786
Operating income	101,077	30,121	137,780	40,570
Other income (expense):
Interest income	245	204	390	386
Interest expense	(8,862)	(9,457)	(14,996)	(18,646)
Foreign currency exchange gain (loss), net	(14,698)	116	(20,160)	(3,916)
Other gains, net	—	—	192	31
Other expense, net	(23,315)	(9,137)	(34,574)	(22,145)
Income before income taxes	77,762	20,984	103,206	18,425
Income tax expense	(20,728)	(12,352)	(37,882)	(18,414)
Net income	57,034	8,632	65,324	11
Net income (loss) attributable to noncontrolling interests	184	3	191	(41)
Net income (loss) attributable to Euronet Worldwide, Inc.	$57,218	$8,635	$65,515	$(30)

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.13	$0.16	$1.29	$0.00
Diluted	$1.08	$0.16	$1.25	$0.00

Weighted average shares outstanding:
Basic	50,394,610	52,805,367	50,726,281	52,784,106
Diluted	53,766,914	54,008,839	54,133,724	52,784,106

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$57,034	$8,632	$65,324	$11
Translation adjustment	(88,278)	12,686	(109,392)	(30,215)
Comprehensive income (loss)	(31,244)	21,318	(44,068)	(30,204)
Comprehensive income (loss) attributable to noncontrolling interests	(263)	(8)	(307)	4
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$(31,507)	$21,310	$(44,375)	$(30,200)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	62,436	1	3,335	(482)
Share-based compensation			8,492
Balance as of March 31, 2021	52,796,485	1,268	1,240,273	(703,514)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	25,769	1	1,199	267
Share-based compensation			10,984
Balance as of June 30, 2021	52,822,254	1,269	1,252,456	(703,247)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1,275	$1,274,118	$(931,212)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	40,173	1	1,989	142
Share-based compensation			9,803
Repurchase of shares	(639,535)			(70,351)
Adoption of ASU 2020-06			(74,080)
Balance as of March 31, 2022	50,548,522	1,276	1,211,830	(1,001,421)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	31,233	1	1,322	(73)
Share-based compensation			10,142
Repurchase of shares	(1,000,000)			(104,600)
Balance as of June 30, 2022	49,579,755	1,277	1,223,294	(1,106,094)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)
	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013,155	$(94,214)	$281	$1,445,903
Net (loss) income	(8,665)		44	(8,621)
Other comprehensive loss		(42,845)	(56)	(42,901)
Stock issued under employee stock plans				2,854
Share-based compensation				8,492
Balance as of March 31, 2021	1,004,490	(137,059)	269	1,405,727
Net (loss) income	8,635		(3)	8,632
Other comprehensive loss		12,675	11	12,686
Stock issued under employee stock plans				1,467
Share-based compensation				10,984
Balance as of June 30, 2021	1,013,125	(124,384)	277	1,439,496

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083,882	$(172,582)	$43	$1,255,524
Net income (loss)	8,297		(7)	8,290
Other comprehensive loss		(21,077)	(37)	(21,114)
Stock issued under employee stock plans				2,132
Share-based compensation				9,803
Repurchase of shares				(70,351)
Adoption of ASU 2020-06	33,390			(40,690)
Balance as of March 31, 2022	1,125,569	(193,659)	(1)	1,143,594
Net income (loss)	57,218		(184)	57,034
Other comprehensive loss		(88,199)	(79)	(88,278)
Stock issued under employee stock plans				1,250
Share-based compensation				10,142
Repurchase of shares				(104,600)
Balance as of June 30, 2022	1,182,787	(281,858)	(264)	1,019,142

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Net income	$65,324	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,003	66,820
Share-based compensation	19,945	19,476
Unrealized foreign exchange loss, net	20,160	3,916
Deferred income taxes	3,407	1,271
Accretion of convertible debt discount and amortization of debt issuance costs	2,351	10,012
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(9,390)	(785)
Trade accounts receivable, including amounts in settlement assets	58,157	136,121
Prepaid expenses and other current assets, including amounts in settlement assets	(153,256)	136,331
Trade accounts payable, including amounts in settlement obligations	(119,462)	(213,158)
Deferred revenue	(9,925)	(30)
Accrued expenses and other current liabilities, including amounts in settlement obligations	255,516	17,340
Changes in noncurrent assets and liabilities	(21,171)	(4,018)
Net cash provided by operating activities	180,659	173,307
Cash flows from investing activities:
Acquisitions, net of cash acquired	(330,023)	-
Purchases of property and equipment	(53,052)	(45,076)
Purchases of other long-term assets	(3,856)	(4,273)
Other, net	(35)	1,017
Net cash used in investing activities	(386,966)	(48,332)
Cash flows from financing activities:
Proceeds from issuance of shares	3,732	5,271
Repurchase of shares	(175,287)	(943)
Borrowings from revolving credit agreements	4,049,100	1,606,100
Repayments of revolving credit agreements	(3,385,400)	(1,855,700)
Net borrowings (repayments) from short-term debt obligations	1,345	(45)
Other, net	(2,248)	(3,236)
Net cash provided by (used in) financing activities	491,242	(248,553)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(195,239)	(43,278)
Increase (decrease) in cash and cash equivalents and restricted cash	89,696	(166,856)
Cash and cash equivalents and restricted cash at beginning of period	2,086,102	2,099,508

Cash and cash equivalents and restricted cash at end of period	$2,175,798	$1,932,652

Supplemental disclosure of cash flow information:
Interest paid during the period	$15,858	$13,688
Income taxes paid during the period	$47,119	$18,886
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

The purchase price was €313.8 million, or approximately $346.2 million, which includes $331 million cash paid at closing plus $15.2 million of estimated contingent consideration for a ten-year earnout contingent on performance targets outlined in the commercial framework agreement. The contingent consideration is related to a percentage of the net fee income received during the ten-year period of the commercial framework agreement and there is no contractual maximum amount of consideration under this agreement.

The initial accounting for this acquisition is not complete as of June 30, 2022. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective provisional fair values at the date of acquisition. Additional time is needed to refine and review the results of the valuation of assets and liabilities. The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.

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

The results of PBMA operations are included in our consolidated results of operation, as part of our EFT Processing business segment, beginning on March 16, 2022. For the three and six months ended June 30, 2022, PBMA had $27.5 million and $31.2 million in revenue. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.

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

	As of
(in thousands)	June 30, 2022	December 31, 2021
Settlement assets:
Settlement cash and cash equivalents	$213,649	$203,624
Settlement restricted cash	49,840	74,897
Accounts receivable, net of credit losses of $30,009 and $27,341	593,738	619,738
Prepaid expenses and other current assets	200,196	204,130
Total settlement assets	$1,057,423	$1,102,389
Settlement obligations:
Trade account payables	$383,652	$461,135
Accrued expenses and other current liabilities	673,771	641,254
Total settlement obligations	$1,057,423	$1,102,389

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,014,859	$1,260,466	$994,488	$1,420,255
Restricted cash	6,616	3,693	3,328	3,334
ATM cash	890,834	543,422	565,084	411,054
Settlement cash and cash equivalents	213,649	203,624	311,131	188,191
Settlement restricted cash	49,840	74,897	58,621	76,674
Cash and cash equivalents and restricted cash at end of period	$2,175,798	$2,086,102	$1,932,652	$2,099,508

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Computation of diluted earnings:
Net income (loss)	$57,218	$8,635	$65,515	$(30)
Add: Interest expense from assumed conversion of convertible notes, net of tax	1,098	—	2,113	—
Net income (loss) for diluted earnings per share calculation	$58,316	$8,635	$67,628	$(30)

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,394,610	52,805,367	50,726,281	52,784,106
Incremental shares from assumed exercise of stock options and vesting of restricted stock	590,486	1,203,472	625,625	—
Incremental shares from assumed conversion of convertible debt	2,781,818	—	2,781,818	—
Diluted weighted average shares outstanding	53,766,914	54,008,839	54,133,724	52,784,106

The table includes all stock options and restricted stock that are dilutive to our weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to our weighted average common shares outstanding of approximately 2,971,768 and 2,972,786 for the three and six months ended June 30, 2022 and 1,239,000 and 2,429,000 for the three and six months ended June 30, 2021, respectively.

We issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. Our Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of our common stock or a combination thereof, at our option. We have stated our intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of convertible notes shall be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, our Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price of $188.73 per share. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On February 26, 2020, we put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. On December 8, 2021, we put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. Under the repurchase programs we repurchased $104.6 million and $175.0 million of stock, for the three and six months ended June 30, 2022, respectively. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. We recorded foreign currency translation losses of $88.3 million and $109.4 million for the three and six months ended June 30, 2022, respectively, and gain of $12.7 million and loss of $30.2 million for the same periods in 2021. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and six months ended June 30, 2022 and 2021.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2022 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2021	$97,793	$641,605	$739,398
Increases (decreases):
Acquisition	122,455	212,183	334,638
Amortization	(13,325)	—	(13,325)
Foreign currency exchange rate changes	(9,642)	(45,940)	(55,582)
Balance as of June 30, 2022	$197,281	$807,848	$1,005,129

Of the total goodwill balance of $807.8 million as of June 30, 2022, $371.5 million relates to the Money Transfer Segment, $315.1 million relates to the EFT Processing Segment and the remaining $121.2 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of June 30, 2022, is expected to total $13.9 million for the remainder of 2022, $23.7 million for 2023, $17.6 million for 2024, $14.4 million for 2025, $14.0 million for 2026 and $12.8 million for 2027.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Accrued expenses	$376,386	$285,098
Derivative liabilities	51,074	23,285
Accrued payroll expenses	48,098	55,162
Current portion of finance lease obligations	3,262	4,147
Total	$478,820	$367,692

(8) DEFERRED REVENUES

We record deferred revenues when cash payments are received or due in advance of our performance. The decrease in the deferred revenue balance for the six months ended June 30, 2022 is the result of $20.2 million of cash payments received in the current year for which we have not yet satisfied the performance obligations, offset by $34.0 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Credit Facility:
Revolving credit agreement	$497,100	$283,400

Uncommitted Credit Agreements	450,000	—
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525,000	468,235

1.375% Senior Notes, due 2026	628,920	682,080

Other obligations	396	920

Total debt obligations	2,101,416	1,434,635
Unamortized debt issuance costs	(12,434)	(13,729)
Carrying value of debt	2,088,982	1,420,906
Short-term debt obligations and current maturities of long-term debt obligations	(450,319)	(821)
Long-term debt obligations	$1,638,663	$1,420,085

Credit Facility

On October 17, 2018, the Company entered into an unsecured revolving credit agreement (the "Credit Facility") for $1.0 billion that expires on October 17, 2023. Fees and interest on borrowings are based upon the Company's corporate credit rating and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over London Inter-Bank Offered Rate (“LIBOR”) or a margin over the base rate, as selected by the Company, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans). The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans. The Credit Facility contains customary affirmative and negative covenants, events of default and financial covenants. The Company was in compliance with all debt covenants as of June 30, 2022.

Uncommitted Credit Agreements

On May 25, 2022, the Company entered into an Uncommitted Credit Agreement for $300 million, fully drawn and outstanding at June 30, 2022, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2022. Each loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.00%. The weighted-average interest rate from the loan inception date to June 30, 2022 was 1.900%.

On June 24, 2022, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at June 30, 2022, for the sole purpose of providing vault cash for ATMs, that expires no later than June 23, 2023. Each loan is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to June 30, 2022 was 2.317%.

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

Prior to the adoption of ASU 2020-06 as of January 1, 2022, in accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt was allocated between debt and equity components so that debt was discounted to reflect our nonconvertible debt borrowing rate. ASC 470-20-35-13 required the debt discount to be amortized over the period the convertible debt was expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid-in capital of $99.7 million for the Convertible Notes. Contractual interest expense for the Convertible Notes was $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively. Accretion expense for the Convertible Notes was $4.0 million and $7.9 million for the three and six months ended June 30, 2021. See Footnote 2, Recently Issued and Adopted Accounting Pronouncements, for more information regarding this adoption.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2022, the Company has outstanding €600 million ($628.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of June 30, 2022 and December 31, 2021, borrowings under these arrangements were $0.4 million and $0.9 million, respectively.

Debt Issuance Costs

As of June 30, 2022, we had unamortized debt issuance costs of $1.8 million for the Credit Facility, $5.9 million for the Convertible Notes and $4.7 million for the Senior Notes that will be amortized through October 2023, March 2025 and May 2026, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $304.5 million and $222.1 million as of June 30, 2022 and December 31, 2021, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $304.5 million and $216.1 million as of June 30, 2022 and December 31, 2021, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $21.7 million and $44.2 million for the three and six months ended June 30, 2022, respectively, compared to $19.9 million and $38.4 million for the same periods in 2021, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of June 30, 2022 and December 31, 2021 was approximately $0.9 billion and $1.0 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$65,802	$27,582	Other current liabilities	$(51,074)	$(23,285)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2022 and December 31, 2021 (in thousands):
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$65,802	$—	$65,802	$(35,062)	$(5,914)	$24,826

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$27,582	$—	$27,582	$(14,875)	$(2,284)	$10,423

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(51,074)	$—	$(51,074)	$35,062	$1,850	$(14,162)

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$(23,285)	$—	$(23,285)	$14,875	$640	$(7,770)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021:
		Amount of Loss Recognized in Income on Derivative Contracts (a)
	Location of Loss Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2022	2021	2022	2021
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss, net	$8,064	$3,915	$12,369	$1,447

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of June 30, 2022
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$65,802	$—	$65,802
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(51,074)	$—	$(51,074)
		As of December 31, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$27,582	$—	$27,582
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23,285)	$—	$(23,285)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest is based on LIBOR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2022, the fair values of the Convertible Notes and Senior Notes were $513.6 million and $550.0 million, respectively, with carrying values of $525.0 million and $628.9 million, respectively.

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

2) Through the epay Segment, we provide distribution, processing and collection services for electronic payment products, and prepaid mobile airtime in Europe, the Middle East, Asia Pacific, the U.S., South America and North America.

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

The following tables present our reportable segment results for the three and six months ended June 30, 2022 and 2021:
	For the Three Months Ended June 30, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$249,030	$227,706	$368,459	$(1,886)	$843,309
Operating expenses:
Direct operating costs, exclusive of depreciation	123,758	173,655	205,063	(1,814)	500,662
Salaries and benefits	27,693	19,772	67,977	15,866	131,308
Selling, general and administrative	17,004	8,277	46,361	2,607	74,249
Depreciation and amortization	25,745	1,616	8,546	106	36,013
Total operating expenses	194,200	203,320	327,947	16,765	742,232
Operating income (loss)	$54,830	$24,386	$40,512	$(18,651)	$101,077

	For the Three Months Ended June 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$113,482	$243,918	$359,308	$(2,022)	$714,686
Operating expenses:
Direct operating costs, exclusive of depreciation	82,681	184,989	205,164	(2,018)	470,816
Salaries and benefits	24,098	19,775	62,710	14,488	121,071
Selling, general and administrative	9,799	9,772	38,326	1,222	59,119
Depreciation and amortization	22,240	2,147	9,026	146	33,559
Total operating expenses	138,818	216,683	315,226	13,838	684,565
Operating income (loss)	$(25,336)	$27,235	$44,082	$(15,860)	$30,121

	For the Six Months Ended June 30, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$394,601	$463,544	$707,425	$(3,794)	$1,561,776
Operating expenses:
Direct operating costs, exclusive of depreciation	217,095	351,975	393,460	(3,715)	958,815
Salaries and benefits	52,937	39,949	135,202	29,985	258,073
Selling, general and administrative	28,118	17,717	87,398	4,872	138,105
Depreciation and amortization	48,088	3,312	17,388	215	69,003
Total operating expenses	346,238	412,953	633,448	31,357	1,423,996
Operating income (loss)	$48,363	$50,591	$73,977	$(35,151)	$137,780

	For the Six Months Ended June 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$200,558	$486,221	$684,208	$(3,631)	$1,367,356
Operating expenses:
Direct operating costs	152,293	367,622	389,042	(3,625)	905,332
Salaries and benefits	47,669	39,144	123,250	26,676	236,739
Selling, general and administrative	21,761	18,792	74,442	2,900	117,895
Depreciation and amortization	44,267	4,271	17,989	293	66,820
Total operating expenses	265,990	429,829	604,723	26,244	1,326,786
Operating income (loss)	$(65,432)	$56,392	$79,485	$(29,875)	$40,570

The following table presents our total assets by reportable segment:

	Total Assets as of
(in thousands)	June 30, 2022	December 31, 2021
EFT Processing	$2,463,591	$1,682,680
epay	727,248	1,234,074
Money Transfer	1,679,328	1,621,726
Corporate Services, Eliminations and Other	325,351	205,796
Total	$5,195,518	$4,744,276

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

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$199,275	$140,293	$148,561	$488,129	$296,474	$290,687	$288,670	$875,831
North America	16,635	32,960	179,656	229,251	33,803	65,604	338,388	437,795
Asia Pacific	32,316	40,984	27,091	100,391	62,751	81,783	53,709	198,243
Other	804	13,469	13,151	27,424	1,573	25,470	26,658	53,701
Eliminations	—	—	—	(1,886)	—	—	—	(3,794)
Total	$249,030	$227,706	$368,459	$843,309	$394,601	$463,544	$707,425	$1,561,776

	For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$73,109	$160,560	$149,606	$383,275	$119,971	$325,468	$282,445	$727,884
North America	15,203	34,601	170,324	220,128	29,669	68,442	322,626	420,737
Asia Pacific	25,035	38,377	26,524	89,936	50,729	72,695	54,993	178,417
Other	135	10,380	12,854	23,369	189	19,616	24,144	43,949
Eliminations	—	—	—	(2,022)	—	—	—	(3,631)
Total	$113,482	$243,918	$359,308	$714,686	$200,558	$486,221	$684,208	$1,367,356

(13) INCOME TAXES

Our effective income tax rate was 26.7% and 36.7% for the three and six months ended June 30, 2022, respectively, compared to 58.9% and 99.9% for the three and six months ended June 30, 2021, respectively. Our effective income tax rate for the three and six months ended June 30, 2022 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses.

(14) COMMITMENTS

As of June 30, 2022, we had $80.4 million of stand-by letters of credit/bank guarantees issued on our behalf, of which $53.8 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.4 million of cash deposits held by the respective issuing banks.
Under certain circumstances, we grant guarantees in support of obligations of subsidiaries. As of June 30, 2022, we had granted off balance sheet guarantees for cash in various ATM networks amounting to $10.5 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $41.2 million over the terms of agreements with our customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damage to ATMs and theft of ATM network cash. As of June 30, 2022, the balance of such cash used in our ATM networks for which we were responsible was approximately $477.9 million. We maintain insurance policies to  mitigate this exposure;
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
We are also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which we have operations. We have obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.

To date, we are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of June 30, 2022 or December 31, 2021.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2022 are:
As of June 30, 2022
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2022	$23,650
2023	40,041
2024	30,569
2025	21,923
2026	15,380
Thereafter	25,379
Total lease payments	$156,942
Less: imputed interest	(4,418)
Present value of lease liabilities	$152,524

(1)  Operating lease payments reflect our current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease expense	Selling, general and administrative and Direct operating costs	$13,027	$14,146	$26,544	$28,004
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	30,212	26,921	59,935	49,471
Total lease expense		$43,239	$41,067	$86,479	$77,475

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of June 30, 2022
Weighted- average remaining lease term (years)	4.9
Weighted- average discount rate	2.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities (a)	$26,116	$26,321
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$21,492	$49,270

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the war in the Ukraine and related economic sanctions; our ability to successfully integrate the operations of Piraeus Merchant Services; inflation; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.
24

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment processes transactions for a network of 50,178 ATMs and approximately 569,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 762,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 504,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 30% and 25% of total consolidated revenues for the three and six months ended June 30, 2022, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 27% and 30% of total consolidated revenues for the three and six months ended June 30, 2022, respectively, are primarily derived from commissions earned from the distribution of electronic content, vouchers, and physical gifts and commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime. Branded payments, which includes the distribution of digital media content, were 62% and 64% of epay Segment revenues for the three and six months ended June 30, 2022. Branded payments include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.
Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 44% and 45% of total consolidated revenues for the three and six months ended June 30, 2022, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

We offer a money transfer product called Walmart-2-Walmart Money Transfer Service which allows customers to transfer money to and from Walmart stores in the U.S. Our Ria business executes the transfers with Walmart serving as both the sending agent and payout correspondent. Ria earns a lower margin from these transactions than its traditional money transfers; however, the arrangement has added a significant number of transactions to Ria's business. The agreement with Walmart establishes Ria as the only party through which Walmart will sell U.S. domestic money transfers branded with Walmart marks. The agreement is effective until April 2026. Thereafter, it will automatically renew for subsequent one-year terms unless either party provides notice to the contrary. The agreement imposes certain obligations on each party, the most significant being service level requirements by Ria and money transfer compliance requirements by Walmart. Any violation of these requirements by Ria could result in an obligation to indemnify Walmart or termination of the contract by Walmart. However, the agreement allows the parties to resolve disputes by mutual agreement without termination of the agreement.

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM and POS management and outsourcing, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and  regulations of each country in which we operate. These laws and regulations may impact our cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs. Our ATM estate is dependent on contracts that cover large numbers of ATMs, and management is complicated by legal and regulatory considerations of local countries, as well as customers decisions whether to outsource ATMs or manage them internally.
26

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the six months ended June 30, 2022 and 2021. As the number and rate of new cases has fluctuated in various locations around the globe, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. Although vaccines for COVID-19 are widely available, a significant portion of the population remains unvaccinated and long term effectiveness of the vaccines, especially against new variants, is still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents as well as certain restrictions that may impact immigrant laborers.

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and six months ended June 30, 2022 and 2021 are summarized in the tables below:
	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase(Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase(Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$249,030	$113,482	$135,548	119%	$394,601	$200,558	$194,043	97%
epay	227,706	243,918	(16,212)	(7)%	463,544	486,221	(22,677)	(5)%
Money Transfer	368,459	359,308	9,151	3%	707,425	684,208	23,217	3%
Total	845,195	716,708	128,487	18%	1,565,570	1,370,987	194,583	14%
Corporate services, eliminations and other	(1,886)	(2,022)	136	(7)%	(3,794)	(3,631)	(163)	4%
Total	$843,309	$714,686	$128,623	18%	$1,561,776	$1,367,356	$194,420	14%

	Operating Income (Loss) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Loss) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase(Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase(Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$54,830	$(25,336)	$80,166	316%	$48,363	$(65,432)	$113,795	174%
epay	24,386	27,235	(2,849)	(10)%	50,591	56,392	(5,801)	(10)%
Money Transfer	40,512	44,082	(3,570)	(8)%	73,977	79,485	(5,508)	(7)%
Total	119,728	45,981	73,747	160%	172,931	70,445	102,486	145%
Corporate services, eliminations and other	(18,651)	(15,860)	(2,791)	18%	(35,151)	(29,875)	(5,276)	18%
Total	$101,077	$30,121	$70,956	236%	$137,780	$40,570	$97,210	240%
28

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended June 30,			Average Translation Rate Six Months Ended June 30,
Currency (dollars per foreign currency)	2022	2021	Decrease Percent	2022	2021	Decrease Percent
Australian dollar	$0.7151	$0.7695	(7)%	$0.7194	$0.7710	(7)%
British pounds sterling	$1.2574	$1.3971	(10)%	$1.2994	$1.3880	(6)%
Canadian dollar	$0.7837	$0.8141	(4)%	$0.7866	$0.8020	(2)%
euro	$1.0656	$1.2045	(12)%	$1.0939	$1.2049	(9)%
Hungarian forint	$0.0028	$0.0034	(18)%	$0.0029	$0.0034	(15)%
Indian rupee	$0.0130	$0.0136	(4)%	$0.0131	$0.0136	(4)%
Malaysian ringgit	$0.2302	$0.2424	(5)%	$0.2344	$0.2443	(4)%
New Zealand dollar	$0.6510	$0.7146	(9)%	$0.6636	$0.7167	(7)%
Polish zloty	$0.2296	$0.2662	(14)%	$0.2364	$0.2659	(11)%
29

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and six months ended June 30, 2022 and 2021:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$249,030	$113,482	$135,548	119%	$394,601	$200,558	$194,043	97%
Operating expenses:
Direct operating costs	123,758	82,681	41,077	50%	217,095	152,293	64,802	43%
Salaries and benefits	27,693	24,098	3,595	15%	52,937	47,669	5,268	11%
Selling, general and administrative	17,004	9,799	7,205	74%	28,118	21,761	6,357	29%
Depreciation and amortization	25,745	22,240	3,505	16%	48,088	44,267	3,821	9%
Total operating expenses	194,200	138,818	55,382	40%	346,238	265,990	80,248	30%
Operating income	$54,830	$(25,336)	$80,166	316%	$48,363	$(65,432)	$113,795	174%
Transactions processed (millions)	1,573	988	585	59%	2,902	1,913	989	52%
Active ATMs as of June 30,	50,178	43,559	6,619	15%	50,178	43,559	6,619	15%
Average Active ATMs	48,938	40,521	8,417	21%	46,166	38,573	7,593	20%

Revenues

EFT Processing Segment total revenues were $249.0 million for the three months ended June 30, 2022, an increase of $135.5 million or 119% compared to the same period in 2021. EFT Processing Segment total revenues were $394.6 million for the six months ended June 30, 2022, an increase of $194.0 million or 97%. The increase in revenues was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction of travel restrictions across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Foreign currency movements decreased revenues by approximately $28.5 million and $37.0 million for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021.

Average monthly revenues per ATM increased to $1,696 for the three months ended June 30, 2022 compared to $934 for the same period in 2021. Average monthly revenues per ATM increased to $1,425 for the six months ended June 30, 2022 compared to $867 for the same period in 2021. Revenues per transaction increased to $0.16 for the three months ended June 30, 2022 compared to $0.11 for the same period in 2021. Revenues per transaction increased to $0.14 for the six months ended June 30, 2022 compared to $0.10 for the same period in 2021. The increases in average monthly revenues per ATM and revenues per transaction were primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction in travel restrictions across Europe, partially offset by the increase in volume of low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Direct operating costs

EFT Processing Segment direct operating costs were $123.8 million for the three months ended June 30, 2022, an increase of $41.1 million or 50% compared to the same period in 2021. EFT Processing Segment direct operating costs were $217.1 million for the six months ended June 30, 2022, an increase of $64.8 million or 43% compared to the same period in 2021. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.
30

The increase in direct operating costs was primarily due to the increase in the number of ATMs under management as there were fewer deactivated ATMs during the six months ended June 30, 2022 compared to the same period in 2021 resulting in an increase in ATM site rental fees and cash delivery costs. Foreign currency movements decreased direct operating costs by approximately $13.9 million and $19.5 million for the three and six months ended June 30, 2022 , respectively, compared to the same periods in 2021.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $125.3 million for the three months ended June 30, 2022, an increase of $94.5 million or 307% compared to $30.8 million for the same period in 2021. Gross profit, was $177.5 million for the six months ended June 30, 2022, an increase of $129.2 million or 267% compared to $48.3 million for the same period in 2021. Gross profit as a percentage of revenues (“gross margin”) increased to 50.3% and 45.0% for the three and six months ended June 30, 2022, respectively, compared to 27.1% and 24.1% for the same periods in 2021. The increase in gross profit and gross margin were primarily due to the incremental volume of transactions that were processed on our network relative to the fixed costs incurred, and the higher proportion of high value and high margin DCC transactions due to reduction of travel restrictions.

Salaries and benefits

Salaries and benefits expenses were $27.7 million for the three months ended June 30, 2022, an increase of $3.6 million or 15% compared to the same period in 2021. Salaries and benefits expenses were $52.9 million for the six months ended June 30, 2022, an increase of $5.3 million or 11% compared to the same period in 2021. The increase is primarily due to an increase in headcount to support the growth of the business. Foreign currency movements in the countries in which we employ our workforce reduced these expenses by $3.5 million and $5.0 million for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 11.1% and 13.4% for the three and six months ended June 30, 2022, respectively, compared to 21.2% and 23.8% for the same periods in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $17.0 million for the three months ended June 30, 2022, an increase of $7.2 million or 74% compared to the same period in 2021. Selling, general and administrative expenses were $28.1 million for the six months ended June 30, 2022, an increase of $6.4 million or 29% compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 6.8% and 7.1% for the three and six months ended June 30, 2022, respectively, compared to 8.6% and 10.9% for the same periods in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $25.7 million for the three months ended June 30, 2022, an increase of $3.5 million or 16% compared to the same period in 2021. Depreciation and amortization expenses were $48.1 million for the six months ended June 30, 2022, an increase of $3.8 million or 9% compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 10.3% and 12.2% for the three and six months ended June 30, 2022, respectively, compared to 19.6% and 22.1% for the same periods in 2021.

Operating income

EFT Processing Segment had operating income of $54.8 million for the three months ended June 30, 2022, an increase of $80.2 million or 316% compared to the same period in 2021. EFT Processing Segment had operating income of $48.4 million for the six months ended June 30, 2022, an increase of  $113.8 million or 174% compared to the same period in 2021. Operating income as a percentage of revenues (“operating margin”) increased to 22.0% and 12.3%  for the three and six months ended June 30, 2022, respectively, compared to (22.3%) and (32.6%) for the same periods in 2021, respectively. Operating income per transaction was less than $0.04 and $0.02 for the three and six months ended June 30, 2022, compared to operating losses of ($0.03) for the same periods in 2021. The increase in operating income, improved operating margin and increase in operating income per transaction were primarily due to increased volumes processed on our network, and associated revenues, compared to the same periods in 2021.
31

EPAY SEGMENT
The following table presents the results of operations for the three and six months ended June 30, 2022 and 2021 for our epay Segment:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$227,706	$243,918	$(16,212)	(7)%	$463,544	$486,221	$(22,677)	(5)%
Operating expenses:
Direct operating costs	173,655	184,989	(11,334)	(6)%	351,975	367,622	(15,647)	(4)%
Salaries and benefits	19,772	19,775	(3)	—%	39,949	39,144	805	2%
Selling, general and administrative	8,277	9,772	(1,495)	(15)%	17,717	18,792	(1,075)	(6)%
Depreciation and amortization	1,616	2,147	(531)	(25)%	3,312	4,271	(959)	(22)%
Total operating expenses	203,320	216,683	(13,363)	(6)%	412,953	429,829	(16,876)	(4)%
Operating income	$24,386	$27,235	$(2,849)	(10)%	$50,591	$56,392	$(5,801)	(10)%
Transactions processed (millions)	1,116	788	328	42%	1,980	1,455	525	36%
Revenues

epay Segment total revenues were $227.7 million for the three months ended June 30, 2022, a decrease of ($16.2) million or (7%) compared to the same period in 2021. epay Segment total revenues were $463.5 million for the six months ended June 30, 2022, a decrease of ($22.7) million or (5%) compared to the same period in 2021. Foreign currency movements decreased revenue by approximately $20.5 million and $33.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Revenues per transaction decreased to $0.20 and $0.23 for the three and six months ended June 30, 2022, respectively, compared to $0.31 and $0.33 for the same periods in 2021. The decrease in revenues per transaction was primarily due to the increase in the number of transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $173.7 million for the three months ended June 30, 2022, a decrease of ($11.3) million or (6%) compared to the same period in 2021. epay Segment direct operating costs were $352.0 million for the six months ended June 30, 2022, a decrease of ($15.6) million or (4%) compared to the same period in 2021. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs was primarily due to the $15.1 million and $24.6 million decrease caused by foreign currency movements for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

Gross profit

Gross profit was $54.1 million for the three months ended June 30, 2022, a decrease of ($4.9 million) or (8.3%) compared to $58.9 million for the same period in 2021. Gross profit was $111.6 million for the six months ended June 30, 2022, a decrease of ($7.0 million) or (5.9%) compared to $118.6 million for the same period in 2021.  Gross margin decreased to 23.7% and 24.1% for the three and six months ended June 30, 2022, respectively, compared to 24.2% and 24.4% for the same periods in 2021. The decrease in gross profit and gross margin is primarily due to decrease in revenues associated with the shift in mix of transactions processed.

32

Salaries and benefits

Salaries and benefits expenses were $19.8 million for the three months ended June 30, 2022, no change compared to the same period in 2021. Salaries and benefits expenses were $39.9 million for the six months ended June 30, 2022, an increase of $0.8 million or 2% compared to the same period in 2021. The increase in salaries and benefits was driven by an increase in headcount to support the growth of the business, partially offset by a $1.8 million and $2.9 million decrease from foreign currency movements for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. As a percentage of revenues, these expenses increased to 8.7% and 8.6% for the three and six months ended June 30, 2022, respectively, compared to 8.1% for both of the same periods in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $8.3 million for the three months ended June 30, 2022, a decrease of ($1.5 million) or (15%) compared to the same period in 2021. Selling, general and administrative expenses were $17.7 million for the six months ended June 30, 2022, a decrease of ($1.1 million) or (6%) compared to the same period in 2021.As a percentage of revenues, these expenses increased to 3.6% and 3.8% for the three and six months ended June 30, 2022, respectively, compared to 4.0% and 3.9% for the same period in 2021.
Depreciation and amortization

Depreciation and amortization expenses were $1.6 million for the three months ended June 30, 2022, a decrease of ($0.5 million) or (25%) compared to the same period in 2021. Depreciation and amortization expenses were $3.3 million for the six months ended June 30, 2022, a decrease of ($1.0 million) or (22%) compared to the same period in 2021. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.7% for both the three and six months ended June 30, 2022, respectively, compared to 0.9% for the same periods in 2021.

Operating income

epay Segment operating income was $24.4 million for the three months ended June 30, 2022, a decrease of ($2.8 million) or (10%) compared to the same period in 2021. epay Segment operating income was $50.6 million for the six months ended June 30, 2022, a decrease of ($5.8 million) or (10%) compared to the same period in 2021. Operating margin decreased to 10.7%  and 10.9% for the three and six months ended June 30, 2022, respectively, compared to 11.2% and 11.6% for the same periods in 2021. Operating income per transaction decreased to $0.02 and $0.03 for the three and six months ended June 30, 2022, respectively compared to $0.03 and $0.04 for same period in 2021. The decreases in operating income, operating margin and operating income per transaction for the three months ended June 30, 2022 compared to the same period in 2021 were primarily due to the shift in mix of transactions processed.

33

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and six months ended June 30, 2022 and 2021 for the Money Transfer Segment:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$368,459	$359,308	$9,151	$3%	$707,425	$684,208	$23,217	$3%
Operating expenses:
Direct operating costs	205,063	205,164	(101)	(0)%	393,460	389,042	4,418	1%
Salaries and benefits	67,977	62,710	5,267	8%	135,202	123,250	11,952	10%
Selling, general and administrative	46,361	38,326	8,035	21%	87,398	74,442	12,956	17%
Depreciation and amortization	8,546	9,026	(480)	(5)%	17,388	17,989	(601)	(3)%
Total operating expenses	327,947	315,226	12,721	4%	633,448	604,723	28,725	5%
Operating income	$40,512	$44,082	$(3,570)	$(8)%	$73,977	$79,485	$(5,508)	$(7)%
Transactions processed (millions)	37.3	34.2	3.1	9%	70.7	65.3	5.4	8%
Revenues

Money Transfer Segment total revenues were $368.5 million for the three months ended June 30, 2022, an increase of $9.2 million or 3% compared to the same period in 2021. Money Transfer Segment total revenues were $707.4 million for the six months ended June 30, 2022, an increase of $23.2 million or 3% compared to the same period in 2021. The increase in revenues was primarily due to the increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.88 and $10.00 for the three and six months ended June 30, 2022, respectively, compared to $10.51 and $10.48 for the same periods in 2021 due to a shift in the mix of transactions processed. Foreign currency movements decreased revenues by approximately $22.5 million and $34.4 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

Direct operating costs

Money Transfer Segment direct operating costs were $205.1 million for the three months ended June 30, 2022, were essentially flat compared to the same period in 2021. Money Transfer Segment direct operating costs were $393.5 million for the six months ended June 30, 2022, an increase of $4.4 million or 1% compared to the same period in 2021. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions, partially offset by foreign currency movements that decreased direct operating costs by approximately $11.4 million and $17.3 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Gross profit

Gross profit was $163.4 million for the three months ended June 30, 2022, an increase of $9.3 million or 6.0% compared to $154.1 million for the same period in 2021. Gross profit was $314.0 million for the six months ended June 30, 2022, an increase of $18.8 million or 6.4% compared to $295.2 million for the same period in 2021. Gross margin increased to 44.3% and 44.4% for the three and six months ended June 30, 2022, respectively, compared to 42.9% and 43.1% for the same periods in 2021. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound money transfers and direct-to-consumer digital transactions.
34

Salaries and benefits

Salaries and benefits expenses were $68.0 million for the three months ended June 30, 2022, an increase of $5.3 million or 8% compared to the same period in 2021. Salaries and benefits expenses were $135.2 million for the six months ended June 30, 2022, an increase of $12.0 million or 10% compared to the same period in 2021. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 18.4% and 19.1% for the three and six months ended June 30, 2022, respectively, compared to 17.5% and 18.4% for the same periods in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $46.4 million for the three months ended June 30, 2022, an increase of $8.0 million or 21% compared to the same period in 2021. Selling, general and administrative expenses were $87.4 million for the six months ended June 30, 2022, an increase of $13.0 million or 17% compared to the same period in 2021. The increase was primarily due to an increase in marketing expenses and travel related expenses. As a percentage of revenues, these expenses increased to 12.6% and 12.4% for the three and six months ended June 30, 2022, respectively, compared to 10.7% and 10.9% for the same periods in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $8.5 million for the three months ended June 30, 2022, a decrease of ($0.5 million) or (5%) compared to the same period in 2021. Depreciation and amortization expenses were $17.4 million for the six months ended June 30, 2022, a decrease of ($0.6 million) or (3%) compared to the same period in 2021. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.3% and 2.5% for the three and six months ended June 30, 2022, respectively, compared to 2.5% and 2.6% for the same periods in 2021.

Operating income

Money Transfer Segment operating income was $40.5 million for the three months ended June 30, 2022, a decrease of ($3.6 million) or (8%) compared to the same period in 2021. Money Transfer Segment operating income was $74.0 million for the six months ended June 30, 2022, a decrease of ($5.5 million) or (7%) compared to the same period in 2021. Operating margin decreased to 11.0% and 10.5% for the three and six months ended June 30, 2022, respectively, compared to 12.3% and 11.6% for the same periods in 2021. The decreases in operating income and operating margin were primarily driven by the increase in salaries and selling, general and administrative expenses incurred. Operating income per transaction decreased to $1.09 and $1.05 for the three and six months ended June 30, 2022, respectively, compared to $1.29 and $1.22 for the same periods in 2021 due to a shift in the mix of transactions processed.
CORPORATE SERVICES
The following table presents the operating expenses for the three and six months ended June 30, 2022 and 2021 for Corporate Services:

	Three-Month Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$15,866	$14,488	$1,378	10%	$29,985	$26,676	$3,309	12%
Selling, general and administrative	2,607	1,226	1,381	113%	4,872	2,906	1,966	68%
Depreciation and amortization	106	146	(40)	(27)%	215	293	(78)	(27)%
Total operating expenses	$18,579	$15,860	$2,719	17%	$35,072	$29,875	$5,197	17%

35

Corporate operating expenses

Total Corporate operating expenses were $18.6 million and $35.1 million  for the three and six months ended June 30, 2022, respectively, an increase of $2.7 million or 17% and $5.2 million or 17% compared to the same periods in 2021. The increase is primarily due to an increase in short-term compensation expense of $2.2 million and $2.3 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

OTHER EXPENSE, NET
	Three Month Ended June 30,		Year-over-Year Change		Six Month Ended June 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$245	$204	$41	20%	$390	$386	$4	1%
Interest expense	(8,862)	(9,457)	595	6%	(14,996)	(18,646)	3,650	20%
Foreign currency exchange gain (loss), net	(14,698)	116	(14,814)	(12,771)%	(20,160)	(3,916)	(16,244)	415%
Other gains (losses)	—	—	—	(100)%	192	31	161	519%
Other expense, net	$(23,315)	$(9,137)	$(14,178)	155%	$(34,574)	$(22,145)	$(12,429)	56%

Interest expense

Interest expense was $8.9 million for the three months ended June 30, 2022, a decrease of ($0.6 million) or (6%) compared to the same period in 2021. Interest expense was $15.0 million for the six months ended June 30, 2022, a decrease of ($3.7 million) or (20%) compared to the same period in 2021. The decrease in interest expense relates to the $7.9 million accretion expense incurred for the six months ended June 30, 2021, which was eliminated for the six months ended June 30, 2022 as a result of the adoption of ASU 2020-06, partially offset by increased interest rates and borrowings on the revolving Credit Facility for the six months ended June 30, 2022 compared to the same period in 2021. See Footnote 2, Recently Issued and Adopted Accounting Pronouncements, for more information on the impact of this adoption.

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

We recorded net foreign currency exchange losses of $14.7 million and $20.2 million for the three and six months ended June 30, 2022, respectively, compared to a net foreign currency exchange gain of $0.1 million and loss of $3.9 million for the same periods in 2021, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

Our effective income tax rate was 26.7% and 36.7% for the three and six months ended June 30, 2022, respectively, compared to 58.9% and 99.9% for the same periods ended June 30, 2021, respectively. Our effective income tax rate for the three and six months ended June 30, 2022 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher statutory tax rates. Our effective income tax rate for the three and six months ended June 30, 2021 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local tax rates, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses.
36

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $57.2 million for the three months ended June 30, 2022, an increase of $48.6 million or 563% compared to the same period in 2021. The increase in net income was primarily attributable to the $128.6 million increase in revenues, largely driven by the increases within the EFT Segment as tourism and cross-border travel increased during the second quarter of 2022 compared to the second quarter of 2021. The increased revenues led to a $98.8 million increase in gross profit, with $94.5 million of this increase within the EFT Segment. The increase in gross profit was partially offset by $10.2 million increase in salaries and benefits expense, an $8.4 million increase in income tax expense and a $14.7 million increase in selling, general and administrative expense.

Net income attributable to Euronet was $65.5 million for the six months ended June 30, 2022, an increase of $65.5 million, compared to the net loss of ($0.03 million) in the same period in 2021. The increase in net income was primarily attributable to the $194.4 million increase in revenues, largely driven by the increases within the EFT Segment as tourism and cross-border travel increased during the second quarter of 2022 compared to the second quarter of 2021. The increased revenues led to a $140.9 million increase in gross profit, with $129.2 million of this increase within the EFT Segment. The increase in gross profit was partially offset by an $21.3 million increase in salaries and benefits expense, a $19.5 million increase in income tax expense and a $20.2 million increase in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2022, we had working capital of $1,179.8 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,455.8 million as of December 31, 2021. The decrease in working capital was primarily due to the $330.0 million acquisition of PBMA and the $175.0 million of share repurchases, partially offset by a $213.7 million increase in borrowing on the Credit Facility as of June 30, 2022 compared to December 31, 2021. Our ratio of current assets to current liabilities was 1.51 and 1.79 at June 30, 2022 and December 31, 2021, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of June 30, 2022, we had $890.8 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $347.4 million from $543.4 million as of December 31, 2021 to $890.8 million as of June 30, 2022 as a result of the increase in number of active ATMs as of June 30, 2022 compared to December 31, 2021.The Company has $1,014.9 million of unrestricted cash as of June 30, 2022 compared to $1,260.5 million as of December 31, 2021. The decrease in unrestricted cash was primarily due to the $346.2 million acquisition of PBMA, the $101.0 million allocated from unrestricted cash to ATM cash and the $175.0 million of share repurchases during the six months ended June 30, 2022, partially offset by the $213.7 million increase in borrowings on the Credit Facility. Including the $890.8 million of cash in ATMs at June 30, 2022, we have access to $1,905.7 million in available cash, and $479.1 million available under the Credit Facility with no significant long-term debt principal payments until October 2023.
37

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
Liquidity	2022	2021
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$180,659	$173,307
Investing activities	(386,966)	(48,332)
Financing activities	491,242	(248,553)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(195,239)	(43,278)
Increase (decrease) in cash and cash equivalents and restricted cash	$89,696	$(166,856)
Operating activity cash flow

Cash flows provided by operating activities were $180.7 million for the three months ended June 30, 2022 compared to cash flows used in operating activities of $173.3 million for the same period in 2021. The increase in operating cash flows was primarily due to the $65.3 million increase in net income, partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $387.0 million for the six months ended June 30, 2022 compared to $48.3 million for the same period in 2021. The increase in cash used in investing activities is primarily due to the $331.0 million of cash paid at the closing of PBMA in March 2022. Additionally, we used $53.1 million for purchases of property and equipment for the six months ended June 30, 2022 compared to $45.1 million for the same period in 2021. The increase in purchases of property and equipment is primarily due to the prior period expenditures being reduced by the COVID-19 related impacts to the EFT segment. Cash used for software development and other investing activities totaled $3.8 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.

Financing activity cash flow

Cash flows provided by financing activities were $491.2 million for the six months ended June 30, 2022 compared to cash flows used in financing activities of $248.6 million for the same period in 2021. Our borrowing activities on the Credit Facility for the six months ended June 30, 2022 consisted of net borrowings of $663.7million compared to net repayments of $249.6 million for the same period in 2021. The increase in net borrowings on the Credit Facility, during the six months ended June 30, 2022, is primarily the result of treasury management relating to settlement requirements across currencies as well as increased funding requirements for acquisitions and share repurchases. We repurchased $175.3 million of common stock during the six months ended June 30, 2022 compared to repurchases of $0.9 million during the same period of 2021. We received proceeds of $3.7 million and $5.3 million during the six months ended June 30, 2022 and 2021, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
Effect of exchange rates on cash, cash equivalents and restricted cash
Foreign currency exchange rates for the six months ended June 30, 2022 and 2021 had a negative impact of $195.2 million and $43.3 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the six months ended June 30, 2022 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the Euro.
38

Other sources of capital

Credit Facility - On October 17, 2018, we entered into a $1.0 billion unsecured credit agreement (the "Credit Facility") that expires on October 17, 2023. The Credit Facility allows for borrowings in Australian dollars, British pounds sterling, Canadian dollars, Czech koruna, Danish krone, euro, Hungarian forints, Japanese yen, New Zealand dollars, Norwegian krone, Polish zlotys, Swedish krona, Swiss francs, and U.S. dollars. The Credit Facility contains a $200 million sublimit for the issuance of letters of credit, a $50 million sublimit for U.S. Dollar swingline loans, and a $90 million sublimit for certain foreign currencies swingline loans.As of June 30, 2022, fees and interest on borrowings are based upon our corporate credit rating (as defined in the credit agreement) and are based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over the London InterBank Offered Rate ("LIBOR") or a margin over the base rate, as selected by us, with the applicable margin ranging from 1.125% to 2.0% (or 0.175% to 1.0% for base rate loans).

As of June 30, 2022, we had $497.1 million of borrowings and $53.8 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $449.1 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of June 30, 2022, we have outstanding €600 million ($628.9 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Loans - On May 25, 2022 and June 24, 2022, we entered into two separate uncommitted credit agreements for $300 million and $150 million, respectively, that expire no later than November 30, 2022 and June 23, 2023, respectively. Both credit agreements are fully drawn and outstanding at June 30, 2022. The credit agreements were entered into for the sole purpose of providing vault cash for ATMs. Each loan entered into under the $300 million agreement accrues interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.00%. Each loan entered into under the $150 million agreement is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan or bears interest at the rate agreed to by the lender and the Company at the time such loan is made.
39

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.4 million and $0.9 million outstanding under these other obligation arrangements as of June 30, 2022 and December 31, 2021, respectively.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the six months ended June 30, 2022 were $53.1 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2022 are currently estimated to range from approximately $115 million to $120 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

Inflation and functional currencies

Historically, the countries in which we operate have experienced low and stable inflation. Therefore, the local currency in each of these markets is the functional currency. We have seen indications that the current inflationary period will put pressure on our results of operations and our financial position. We have seen some signs of inflation impacting discretionary spend items, such as gaming products, in our epay business as well as some pressure on send amounts in money transfer.  As a consequence of this inflationary period, we expect to see increasing expenses forthcoming. We continually review inflation and the functional currency in each of the countries where we operate.

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2022, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2022. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of June 30, 2022, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of June 30, 2022, our total debt outstanding, excluding unamortized debt issuance costs, was $2,101.4 million. Of this amount, $525.0 million, net of debt discounts, or 25% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of June 30, 2022, the fair value of our fixed rate Convertible Notes was $513.6 million, compared to a carrying value of $525.0 million. Further, as of June 30, 2022 we had $497.1 million of borrowings under our Credit Facility, or 24% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest is based on LIBOR that resets at various intervals of less than one year. Additionally, $628.9 million, or 30% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of June 30, 2022, the fair value of our fixed rate Senior Notes was $550.0 million, compared to a carrying value of $628.9 million. An additional $450.0 million, or 21% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates. The remaining $0.4 million, or less than 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Based on the outstanding borrowings accruing interest at variable rates, a 1% increase in the interest rate would result in a $9.5 million increase or decrease, as applicable, in our annual interest expense.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the six months ended June 30, 2022, approximately 74.1% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2022, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $105 million to $110 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2022, we had foreign currency derivative contracts outstanding with a notional value of $304.5 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2022, we held foreign currency derivative contracts outstanding with a notional value of $936.8 million, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2022, we had foreign currency forward contracts outstanding with a notional value of $304.5 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. On March 15, 2022, we completed the acquisition of the Merchant Acquiring Business of Piraeus Bank ("PBMA"). We are currently integrating PBMA into our operations and internal control processes and, pursuant to the Securities and Exchange Commission staff interpretive guidance, the assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition. The scope of our assessment of our internal controls over financial reporting as of June 30, 2022 does not include PBMA.

Change in Internal Controls

Except for internal controls related to integration activities associated with our acquisition of PBMA, there has been no change in our internal control over financial reporting during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Economic conditions around the world, and in certain markets in which the Company does business, could impact sales price and volume. As a result, market uncertainty or an economic downturn driven by inflationary pressures; political tensions; war, including the ongoing conflict between Russia and Ukraine and the related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which the Company provides services and products could reduce demand and result in decreased sales volume, which could have a negative impact on the Company’s results of operations.

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. Euronet suspended its operations and product offerings in Russia.   This action has not had a material impact on the Company's financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Company’s financial condition, results of operations and cash flows. These include decreased sales; potential disruptions in neighboring countries where Euronet has operations; volatility in foreign exchange rates and interest rates; inflationary pressures; and heightened cybersecurity threats.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
April 1 - April 30, 2022	—	$—	—	$229,649
May 1 - May 31, 2022	—	—	—	229,649
June 1 - June 30, 2022	1,000,000	104.60	1,000,000	$125,049
Total	1,000,000	$104.60	1,000,000
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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2022 (unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity (unaudited) for the six months ended June 30, 2022 and 2021 (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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
August 3, 2022
Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

