Form 10-Q
period 2022-09-30
EURONET WORLDWIDE, INC.
filed 2022-11-04
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 4, 2022, Euronet Worldwide, Inc. had 49,593,877 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$967,100	$1,260,466
ATM cash	646,121	543,422
Restricted cash	8,396	3,693
Settlement assets	1,034,898	1,102,389
Trade accounts receivable, net of credit losses of $4,059 and $4,469	225,166	203,010
Prepaid expenses and other current assets	364,209	195,443
Total current assets	3,245,890	3,308,423
Operating right of use lease assets	137,993	161,494
Property and equipment, net of accumulated depreciation of $516,239 and $532,631	317,602	345,381
Goodwill	764,780	641,605
Acquired intangible assets, net of accumulated amortization of $180,280 and $185,054	180,257	97,793
Other assets, net of accumulated amortization of $64,542 and $62,349	181,305	189,580
Total assets	$4,827,827	$4,744,276
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,034,898	$1,102,389
Trade accounts payable	169,835	193,529
Accrued expenses and other current liabilities	494,745	367,692
Current portion of operating lease liabilities	45,562	52,136
Short-term debt obligations and current maturities of long-term debt obligations	303,549	821
Income taxes payable	62,783	59,037
Deferred revenue	59,071	77,037
Total current liabilities	2,170,443	1,852,641
Debt obligations, net of current portion	1,428,471	1,420,085
Operating lease obligations, net of current portion	95,057	111,355
Deferred income taxes	37,810	46,505
Other long-term liabilities	68,803	58,166
Total liabilities	3,800,584	3,488,752
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 63,863,162 and 63,779,009	1,277	1,275
Additional paid-in-capital	1,234,090	1,274,118
Treasury stock, at cost, shares issued 14,270,009 and 12,631,125	(1,105,883)	(931,212)
Retained earnings	1,280,509	1,083,882
Accumulated other comprehensive loss	(382,224)	(172,582)
Total Euronet Worldwide, Inc. stockholders’ equity	1,027,769	1,255,481
Noncontrolling interests	(526)	43
Total equity	1,027,243	1,255,524
Total liabilities and equity	$4,827,827	$4,744,276
See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$931,266	$816,560	$2,493,042	$2,183,916
Operating expenses:
Direct operating costs, exclusive of depreciation	526,048	484,438	1,484,863	1,389,770
Salaries and benefits	134,471	119,421	392,544	356,160
Selling, general and administrative	69,508	64,298	207,613	182,193
Depreciation and amortization	32,781	33,909	101,784	100,729
Total operating expenses	762,808	702,066	2,186,804	2,028,852
Operating income	168,458	114,494	306,238	155,064
Other income (expense):
Interest income	600	153	990	539
Interest expense	(11,716)	(10,072)	(26,712)	(28,718)
Foreign currency exchange gain (loss), net	(15,798)	(8,135)	(35,958)	(12,051)
Other gains, net	10	—	202	31
Other expense, net	(26,904)	(18,054)	(61,478)	(40,199)
Income before income taxes	141,554	96,440	244,760	114,865
Income tax expense	(44,002)	(22,726)	(81,884)	(41,140)
Net income	97,552	73,714	162,876	73,725
Net income attributable to noncontrolling interests	170	168	361	127
Net income attributable to Euronet Worldwide, Inc.	$97,722	$73,882	$163,237	$73,852

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.97	$1.40	$3.24	$1.40
Diluted	$1.87	$1.37	$3.10	$1.37

Weighted average shares outstanding:
Basic	49,583,317	52,829,386	50,345,293	52,799,199
Diluted	52,751,304	53,853,675	53,688,800	53,933,226

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$97,552	$73,714	$162,876	$73,725
Translation adjustment	(100,458)	(29,692)	(209,850)	(59,907)
Comprehensive income (loss)	(2,906)	44,022	(46,974)	13,818
Comprehensive income attributable to noncontrolling interests	262	196	569	200
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$(2,644)	$44,218	$(46,405)	$14,018
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1,267	$1,228,446	$(703,032)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	62,436	1	3,335	(482)
Share-based compensation			8,492
Balance as of March 31, 2021	52,796,485	1,268	1,240,273	(703,514)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	25,769	1	1,199	267
Share-based compensation			10,984
Balance as of June 30, 2021	52,822,254	1,269	1,252,456	(703,247)
Net income
Other comprehensive income
Stock issued under employee stock plans	33,217	1	1,022	111
Share-based compensation			6,805
Balance as of September 30, 2021	52,855,471	1,270	1,260,283	(703,136)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1,275	$1,274,118	$(931,212)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	40,173	1	1,989	142
Share-based compensation			9,803
Repurchase of shares	(639,535)			(70,351)
Adoption of ASU 2020-06			(74,080)
Balance as of March 31, 2022	50,548,522	1,276	1,211,830	(1,001,421)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	31,233	1	1,322	(73)
Share-based compensation			10,142
Repurchase of shares	(1,000,000)			(104,600)
Balance as of June 30, 2022	49,579,755	1,277	1,223,294	(1,106,094)
Net income
Other comprehensive income
Stock issued under employee stock plans	13,398	—	460	211
Share-based compensation			10,336
Repurchase of shares	—			—
Balance as of September 30, 2022	49,593,153	1,277	1,234,090	(1,105,883)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in thousands)
	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013,155	$(94,214)	$281	$1,445,903
Net income (loss)	(8,665)		44	(8,621)
Other comprehensive loss		(42,845)	(56)	(42,901)
Stock issued under employee stock plans				2,854
Share-based compensation				8,492
Balance as of March 31, 2021	1,004,490	(137,059)	269	1,405,727
Net income (loss)	8,635		(3)	8,632
Other comprehensive loss		12,675	11	12,686
Stock issued under employee stock plans				1,467
Share-based compensation				10,984
Balance as of June 30, 2021	1,013,125	(124,384)	277	1,439,496
Net income	73,882		(168)	73,714
Other comprehensive income		(29,664)	(28)	(29,692)
Stock issued under employee stock plans				1,134
Share-based compensation				6,805
Balance as of September 30, 2021	1,087,007	(154,048)	81	1,491,457

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083,882	$(172,582)	$43	$1,255,524
Net income (loss)	8,297		(7)	8,290
Other comprehensive loss		(21,077)	(37)	(21,114)
Stock issued under employee stock plans				2,132
Share-based compensation				9,803
Repurchase of shares				(70,351)
Adoption of ASU 2020-06	33,390			(40,690)
Balance as of March 31, 2022	1,125,569	(193,659)	(1)	1,143,594
Net income (loss)	57,218		(184)	57,034
Other comprehensive loss		(88,199)	(79)	(88,278)
Stock issued under employee stock plans				1,250
Share-based compensation				10,142
Repurchase of shares				(104,600)
Balance as of June 30, 2022	1,182,787	(281,858)	(264)	1,019,142
Net income (loss)	97,722		(170)	97,552
Other comprehensive loss		(100,366)	(92)	(100,458)
Stock issued under employee stock plans				671
Share-based compensation				10,336
Repurchase of shares	—			—
Balance as of September 30, 2022	1,280,509	(382,224)	(526)	1,027,243

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Net income	$162,876	$73,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,784	100,729
Share-based compensation	30,281	26,281
Unrealized foreign exchange loss, net	35,958	12,051
Deferred income taxes	12,210	1,412
Accretion of convertible debt discount and amortization of debt issuance costs	2,351	15,099
Changes in working capital, net of amounts acquired:
Income taxes payable, net	9,153	17,464
Trade accounts receivable, including amounts in settlement assets	6,087	96,541
Prepaid expenses and other current assets, including amounts in settlement assets	(205,363)	119,698
Trade accounts payable, including amounts in settlement obligations	(107,139)	(209,069)
Deferred revenue	(10,988)	(2,782)
Accrued expenses and other current liabilities, including amounts in settlement obligations	400,955	47,254
Changes in noncurrent assets and liabilities	10,471	5,937
Net cash provided by operating activities	448,636	304,340
Cash flows from investing activities:
Acquisitions, net of cash acquired	(331,372)	-
Purchases of property and equipment	(79,351)	(66,058)
Purchases of other long-term assets	(5,844)	(6,171)
Other, net	528	1,277
Net cash used in investing activities	(416,039)	(70,952)
Cash flows from financing activities:
Proceeds from issuance of shares	4,421	6,443
Repurchase of shares	(175,296)	(979)
Borrowings from revolving credit agreements	5,924,100	3,539,100
Repayments of revolving credit agreements	(5,581,200)	(3,756,300)
Net borrowings (repayments) from short-term debt obligations	4,631	199
Other, net	(3,119)	(4,754)
Net cash provided by (used in) financing activities	173,537	(216,291)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(413,669)	(82,667)
Increase (decrease) in cash and cash equivalents and restricted cash	(207,535)	(65,570)
Cash and cash equivalents and restricted cash at beginning of period	2,086,102	2,099,508

Cash and cash equivalents and restricted cash at end of period	$1,878,567	$2,033,938

Supplemental disclosure of cash flow information:
Interest paid during the period	$21,668	$17,226
Income taxes paid during the period	$65,658	$28,752

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
Seasonality

Euronet’s EFT Processing Segment normally experiences its heaviest demand for DCC services during the third quarter of the fiscal year, normally coinciding with the tourism season. Epay Segment is normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Also, epay sells large loyalty rewards campaigns to retailers, which could be deployed in any given quarter and will impact the activity in that quarter accordingly. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. We adopted this standard on January 1, 2022 using the modified retrospective approach, which resulted in our Convertible Senior Notes Due 2049 being recognized as a single liability. As a result of the adoption of this standard, we recorded a $99.7 million decrease to additional paid-in capital, a $56.8 million decrease in debt discounts and a $42.9 million increase in retained earnings. The adoption of this standard also impacted our deferred tax liability by decreasing our deferred tax liability by $15.0 million, decreasing retained earnings by $10.6 million, and increasing additional paid-in capital by $25.6 million. Additionally, the elimination of the treasury stock method will increase the number of dilutive shares used in the diluted earnings per share calculation, if dilutive, by 2.8 million shares.

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

The initial accounting for this acquisition is not complete as of September 30, 2022. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective provisional fair values at the date of acquisition. Additional time is needed to refine and review the results of the valuation of assets and liabilities. The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.

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

The results of PBMA operations are included in our consolidated results of operation, as part of our EFT Processing business segment, beginning on March 16, 2022. For the three and nine months ended September 30, 2022, PBMA had $32.6 million and $63.8 million in revenue. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.

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

	As of
(in thousands)	September 30, 2022	December 31, 2021
Settlement assets:
Settlement cash and cash equivalents	$210,802	$203,624
Settlement restricted cash	46,148	74,897
Accounts receivable, net of credit losses of $30,622 and $27,341	569,517	619,738
Prepaid expenses and other current assets	208,431	204,130
Total settlement assets	$1,034,898	$1,102,389
Settlement obligations:
Trade account payables	$378,452	$461,135
Accrued expenses and other current liabilities	656,446	641,254
Total settlement obligations	$1,034,898	$1,102,389

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$967,100	$1,260,466	$1,048,466	$1,420,255
Restricted cash	8,396	3,693	3,626	3,334
ATM cash	646,121	543,422	669,686	411,054
Settlement cash and cash equivalents	210,802	203,624	259,727	188,191
Settlement restricted cash	46,148	74,897	52,433	76,674
Cash and cash equivalents and restricted cash at end of period	$1,878,567	$2,086,102	$2,033,938	$2,099,508

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Computation of diluted earnings:
Net income (loss)	$97,722	$73,882	$163,237	$73,852
Add: Interest expense from assumed conversion of convertible notes, net of tax	1,148	—	3,253	—
Net income (loss) for diluted earnings per share calculation	$98,870	$73,882	$166,490	$73,852

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,583,317	52,829,386	50,345,293	52,799,199
Incremental shares from assumed exercise of stock options and vesting of restricted stock	386,169	1,024,289	561,689	1,134,027
Incremental shares from assumed conversion of convertible debt	2,781,818	—	2,781,818	—
Diluted weighted average shares outstanding	52,751,304	53,853,675	53,688,800	53,933,226

The table includes all stock options and restricted stock that are dilutive to our weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock that are anti-dilutive to our weighted average common shares outstanding of approximately 3,308,000 and 2,849,000 for the three and nine months ended September 30, 2022 and 770,000 and 751,000 for the three and nine months ended September 30, 2021, respectively.

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

Share repurchases

On February 26, 2020, we put a repurchase program in place to repurchase up to $250 million in value, but not more than 5.0 million shares of common stock through February 28, 2022. On December 8, 2021, we put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. Under the repurchase programs we repurchased $0 million and $175.0 million of stock, for the three and nine months ended September 30, 2022, respectively. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. We recorded foreign currency translation losses of $100.5 million and $209.9 million for the three and nine months ended September 30, 2022, respectively, and losses of $29.7 million and $59.9 million for the three and nine months ended September 30, 2021. There were no reclassifications of foreign currency translation into the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.
11

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2022 is presented below:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2021	$97,793	$641,605	$739,398
Increases (decreases):
Acquisition	122,455	212,183	334,638
Amortization	(20,164)	—	(20,164)
Foreign currency exchange rate changes	(19,827)	(89,008)	(108,835)
Balance as of September 30, 2022	$180,257	$764,780	$945,037

Of the total goodwill balance of $764.8 million as of September 30, 2022, $351.3 million relates to the Money Transfer Segment, $298.6 million relates to the EFT Processing Segment and the remaining $114.9 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of September 30, 2022, is expected to total $6.6 million for the remainder of 2022, $22.3 million for 2023, $16.6 million for 2024, $13.6 million for 2025, $13.3 million for 2026 and $12.1 million for 2027.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Accrued expenses	$348,219	$285,098
Derivative liabilities	85,799	23,285
Accrued payroll expenses	57,827	55,162
Current portion of finance lease obligations	2,900	4,147
Total	$494,745	$367,692

(8) DEFERRED REVENUES

We record deferred revenues when cash payments are received or due in advance of our performance. The decrease in the deferred revenue balance for the nine months ended September 30, 2022 is the result of $26.0 million of cash payments received in the current year for which we have not yet satisfied the performance obligations, offset by $43.9 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Credit Facility:
Revolving credit agreement	$326,300	$283,400

Uncommitted credit agreement	300,000	—
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525,000	468,235

1.375% Senior Notes, due 2026	588,360	682,080

Other obligations	3,616	920

Total debt obligations	1,743,276	1,434,635
Unamortized debt issuance costs	(11,256)	(13,729)
Carrying value of debt	1,732,020	1,420,906
Short-term debt obligations and current maturities of long-term debt obligations	(303,549)	(821)
Long-term debt obligations	$1,428,471	$1,420,085

Credit Facility

On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.0 billion to $1.25 billion and to extend the expiration to October 24, 2027.

The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit and a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling.  The Credit Facility allows for borrowings in British pounds sterling,  euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the credit facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is initially 1.25% including the facility fee.

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt.  The Company was in compliance with all debt covenants as of September 30, 2022.

Uncommitted Credit Agreements

On May 25, 2022, the Company entered into an Uncommitted Credit Agreement for $300 million, fully drawn and outstanding at September 30, 2022, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2022. Each loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.00%. The weighted-average interest rate from the loan inception date to September 30, 2022 was 2.70%.

On June 24, 2022, the Company entered into an Uncommitted Loan Agreement for $150 million, for the sole purpose of providing vault cash for ATMs, that expires no later than June 23, 2023. The loan had no balance at September 30, 2022. Each loan was either a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan or bears interest at the rate agreed to by the bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to September 30, 2022 was 2.76%.

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

Prior to the adoption of ASU 2020-06 as of January 1, 2022, in accordance with ASC 470-20-30-27, proceeds from the issuance of convertible debt was allocated between debt and equity components so that debt was discounted to reflect our nonconvertible debt borrowing rate. ASC 470-20-35-13 required the debt discount to be amortized over the period the convertible debt was expected to be outstanding as additional non-cash interest expense. The allocation resulted in an increase to additional paid-in capital of $99.7 million for the Convertible Notes. Contractual interest expense for the Convertible Notes was $4.0 million and $9.0 million for the three and nine months ended September 30, 2022, respectively. Accretion expense for the Convertible Notes was $4.0 million and $11.9 million for the three and nine months ended September 30, 2021. See Footnote 2, Recently Issued and Adopted Accounting Pronouncements, for more information regarding this adoption.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2022, the Company has outstanding €600 million ($588.4 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of September 30, 2022 and December 31, 2021, borrowings under these arrangements were $3.6 million and $0.9 million, respectively.

Debt Issuance Costs

As of September 30, 2022, we had unamortized debt issuance costs of $1.5 million for the Credit Facility, $5.3 million for the Convertible Notes and $4.4 million for the Senior Notes that will be amortized through October 2023, March 2025 and May 2026, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $415.8 million and $222.1 million as of September 30, 2022 and December 31, 2021, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $7.4 million and $216.1 million as of September 30, 2022 and December 31, 2021, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $22.3 million and $66.5 million for the three and nine months ended September 30, 2022, respectively, compared to $20.1 million and $58.5 million for the same periods in 2021, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations was approximately $1.0 billion as of September 30, 2022 and December 31, 2021. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$92,079	$27,582	Other current liabilities	$(85,799)	$(23,285)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2022 and December 31, 2021 (in thousands):
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$92,079	$—	$92,079	$(57,129)	$(6,938)	$28,012

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$27,582	$—	$27,582	$(14,875)	$(2,284)	$10,423

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of September 30, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(85,799)	$—	$(85,799)	$57,129	$4,495	$(24,175)

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$(23,285)	$—	$(23,285)	$14,875	$640	$(7,770)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021:
		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2022	2021	2022	2021
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(7,402)	$3,915	$(689)	$1,447

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of September 30, 2022
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$92,079	$—	$92,079
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(85,799)	$—	$(85,799)
		As of December 31, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$27,582	$—	$27,582
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23,285)	$—	$(23,285)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of September 30, 2022 was based on LIBOR that reset at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2022, the fair values of the Convertible Notes and Senior Notes were $503.9 million and $503.7 million, respectively, with carrying values of $525.0 million and $588.4 million, respectively.

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

The following tables present our reportable segment results for the three and nine months ended September 30, 2022 and 2021:
	For the Three Months Ended September 30, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$319,466	$248,923	$364,841	$(1,964)	$931,266
Operating expenses:
Direct operating costs, exclusive of depreciation	137,812	190,091	200,171	(2,026)	526,048
Salaries and benefits	30,020	19,756	69,703	14,992	134,471
Selling, general and administrative	12,167	8,506	46,256	2,579	69,508
Depreciation and amortization	23,071	1,436	8,169	105	32,781
Total operating expenses	203,070	219,789	324,299	15,650	762,808
Operating income (loss)	$116,396	$29,134	$40,542	$(17,614)	$168,458

	For the Three Months Ended September 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$227,129	$238,319	$353,451	$(2,339)	$816,560
Operating expenses:
Direct operating costs, exclusive of depreciation	106,321	180,206	200,231	(2,320)	484,438
Salaries and benefits	23,665	20,104	65,285	10,367	119,421
Selling, general and administrative	11,301	9,802	41,533	1,662	64,298
Depreciation and amortization	22,640	2,253	8,897	119	33,909
Total operating expenses	163,927	212,365	315,946	9,828	702,066
Operating income (loss)	$63,202	$25,954	$37,505	$(12,167)	$114,494

	For the Nine Months Ended September 30, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$714,067	$712,467	$1,072,266	$(5,758)	$2,493,042
Operating expenses:
Direct operating costs, exclusive of depreciation	354,907	542,066	593,631	(5,741)	1,484,863
Salaries and benefits	82,957	59,705	204,905	44,977	392,544
Selling, general and administrative	40,285	26,223	133,654	7,451	207,613
Depreciation and amortization	71,159	4,748	25,557	320	101,784
Total operating expenses	549,308	632,742	957,747	47,007	2,186,804
Operating income (loss)	$164,759	$79,725	$114,519	$(52,765)	$306,238

	For the Nine Months Ended September 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$427,687	$724,540	$1,037,659	$(5,970)	$2,183,916
Operating expenses:
Direct operating costs	258,614	547,828	589,273	(5,945)	1,389,770
Salaries and benefits	71,334	59,248	188,535	37,043	356,160
Selling, general and administrative	33,062	28,594	115,975	4,562	182,193
Depreciation and amortization	66,907	6,524	26,886	412	100,729
Total operating expenses	429,917	642,194	920,669	36,072	2,028,852
Operating income (loss)	$(2,230)	$82,346	$116,990	$(42,042)	$155,064

The following table presents our total assets by reportable segment:

	Total Assets as of
(in thousands)	September 30, 2022	December 31, 2021
EFT Processing	$2,101,595	$1,682,680
epay	760,088	1,234,074
Money Transfer	1,660,050	1,621,726
Corporate Services, Eliminations and Other	306,094	205,796
Total	$4,827,827	$4,744,276

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

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$267,017	$166,965	$144,008	$577,990	$563,491	$457,651	$432,678	$1,453,820
North America	17,241	32,934	180,796	230,971	51,044	98,538	519,185	668,767
Asia Pacific	34,070	36,853	26,960	97,883	96,821	118,636	80,669	296,126
Other	1,138	12,171	13,077	26,386	2,711	37,642	39,734	80,087
Eliminations	—	—	—	(1,964)	—	—	—	(5,758)
Total	$319,466	$248,923	$364,841	$931,266	$714,067	$712,467	$1,072,266	$2,493,042

	For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$183,163	$150,465	$145,813	$479,441	$303,134	$475,933	$428,258	$1,207,325
North America	16,341	35,876	169,473	221,690	46,010	104,318	492,099	642,427
Asia Pacific	27,381	39,303	24,588	91,272	78,110	111,998	79,581	269,689
Other	244	12,675	13,577	26,496	433	32,291	37,721	70,445
Eliminations	—	—	—	(2,339)	—	—	—	(5,970)
Total	$227,129	$238,319	$353,451	$816,560	$427,687	$724,540	$1,037,659	$2,183,916

(13) INCOME TAXES

The Company's effective income tax rate was 31.1% and 33.5% for the three and nine months ended September 30, 2022, respectively, compared to 23.6% and 35.8% for the three and nine months ended September 30, 2021, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2022 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and the Company's U.S. deferred tax activity on foreign exchange positions.

(14) COMMITMENTS

As of September 30, 2022, we had $78.6 million of stand-by letters of credit/bank guarantees issued on our behalf, of which $50.9 million are outstanding under the Credit Facility. The remaining stand-by letters of credit/bank guarantees are collateralized by $3.0 million of cash deposits held by the respective issuing banks.
Under certain circumstances, we grant guarantees in support of obligations of subsidiaries. As of September 30, 2022, we had granted off balance sheet guarantees for cash in various ATM networks amounting to $9.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $41.6 million over the terms of agreements with our customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, we are responsible for damage to ATMs and theft of ATM network cash. As of September 30, 2022, the balance of such cash used in our ATM networks for which we were responsible was approximately $367.0 million. We maintain insurance policies to  mitigate this exposure;
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

To date, we are not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with us and, accordingly, no liabilities were recorded as of September 30, 2022 or December 31, 2021.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2022 are:
As of September 30, 2022
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
Remainder of 2022	$11,323
2023	39,786
2024	30,591
2025	22,111
2026	15,611
Thereafter	24,865
Total lease payments	$144,287
Less: imputed interest	(3,668)
Present value of lease liabilities	$140,619

(1)  Operating lease payments reflect our current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease expense	Selling, general and administrative and Direct operating costs	$12,222	$13,880	$38,766	$41,884
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	40,304	34,808	107,333	84,279
Total lease expense		$52,526	$48,688	$146,099	$126,163

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2022
Weighted- average remaining lease term (years)	4.8
Weighted- average discount rate	2.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in thousands)	Nine Months Ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities (a)	$37,908	$38,763
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$26,487	$57,580

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the war in the Ukraine and related economic sanctions; our ability to successfully integrate the operations of Piraeus Merchant Services; inflation; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A - Risk Factors of our Quarterly Report on Form 10-Q for three months ended June 30, 2022.   Our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.
24

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment processes transactions for a network of 49,617 ATMs and approximately 590,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 777,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 509,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 34% and 29% of total consolidated revenues for the three and nine months ended September 30, 2022, respectively, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 27% and 29% of total consolidated revenues for the three and nine months ended September 30, 2022, respectively, are primarily derived from commissions earned from the distribution of electronic content, vouchers, and physical gifts and commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime. Branded payments, which includes the distribution of digital media content, were 69% and 66% of epay Segment revenues for the three and nine months ended September 30, 2022. Branded payments include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% and 43% of total consolidated revenues for the three and nine months ended September 30, 2022, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, and Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during the nine months ended September 30, 2022 and 2021. As the number and rate of new cases has fluctuated in various locations around the globe, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. Although vaccines for COVID-19 are widely available, a significant portion of the population remains unvaccinated and long term effectiveness of the vaccines, especially against new variants, is still unknown. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment continues to be impacted by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents as well as certain restrictions that may impact immigrant laborers.

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and nine months ended September 30, 2022 and 2021 are summarized in the tables below:
	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$319,466	$227,129	$92,337	41%	$714,067	$427,687	$286,380	67%
epay	248,923	238,319	10,604	4%	712,467	724,540	(12,073)	(2)%
Money Transfer	364,841	353,451	11,390	3%	1,072,266	1,037,659	34,607	3%
Total	933,230	818,899	114,331	14%	2,498,800	2,189,886	308,914	14%
Corporate services, eliminations and other	(1,964)	(2,339)	375	(16)%	(5,758)	(5,970)	212	(4)%
Total	$931,266	$816,560	$114,706	14%	$2,493,042	$2,183,916	$309,126	14%

	Operating Income (Loss) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Loss) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$116,396	$63,202	$53,194	(84)%	$164,759	$(2,230)	$166,989	7,488%
epay	29,134	25,954	3,180	12%	79,725	82,346	(2,621)	(3)%
Money Transfer	40,542	37,505	3,037	8%	114,519	116,990	(2,471)	(2)%
Total	186,072	126,661	59,411	47%	359,003	197,106	161,897	82%
Corporate services, eliminations and other	(17,614)	(12,167)	(5,447)	45%	(52,765)	(42,042)	(10,723)	26%
Total	$168,458	$114,494	$53,964	47%	$306,238	$155,064	$151,174	97%
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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2022	2021	Decrease Percent	2022	2021	Decrease Percent
Australian dollar	$0.6834	$0.7348	(7)%	$0.7074	$0.7589	(7)%
British pounds sterling	$1.1766	$1.3783	(15)%	$1.2585	$1.3848	(9)%
Canadian dollar	$0.7662	$0.7837	(2)%	$0.7798	$0.7866	(1)%
euro	$1.0072	$1.1787	(15)%	$1.0650	$1.1962	(11)%
Hungarian forint	$0.0025	$0.0033	(24)%	$0.0028	$0.0034	(18)%
Indian rupee	$0.0125	$0.0135	(7)%	$0.0129	$0.0136	(5)%
Malaysian ringgit	$0.2233	$0.2385	(6)%	$0.2307	$0.2423	(5)%
New Zealand dollar	$0.6134	$0.7007	(12)%	$0.6469	$0.7114	(9)%
Polish zloty	$0.2128	$0.2585	(18)%	$0.2286	$0.2634	(13)%
29

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and nine months ended September 30, 2022 and 2021:
	Three Months Ended September 30,		Year-over-Year Change		Three Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$319,466	$227,129	$92,337	41%	$714,067	$427,687	$286,380	67%
Operating expenses:
Direct operating costs	137,812	106,321	31,491	30%	354,907	258,614	96,293	37%
Salaries and benefits	30,020	23,665	6,355	27%	82,957	71,334	11,623	16%
Selling, general and administrative	12,167	11,301	866	8%	40,285	33,062	7,223	22%
Depreciation and amortization	23,071	22,640	431	2%	71,159	66,907	4,252	6%
Total operating expenses	203,070	163,927	39,143	24%	549,308	429,917	119,391	28%
Operating income	$116,396	$63,202	$53,194	84%	$164,759	$(2,230)	$166,989	7,488%
Transactions processed (millions)	1,733	1,173	560	48%	4,634	3,086	1,548	50%
Active ATMs as of September 30,	49,617	45,520	4,097	9%	49,617	45,520	4,097	9%
Average Active ATMs	50,411	45,595	4,816	11%	47,581	40,913	6,668	16%

Revenues

EFT Processing Segment total revenues were $319.5 million for the three months ended September 30, 2022, an increase of $92.3 million or 41% compared to the same period in 2021. EFT Processing Segment total revenues were $714.1 million for the nine months ended September 30, 2022, an increase of $286.4 million or 67%. The increase in revenues was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction of travel restrictions across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Foreign currency movements decreased revenues by approximately $48.6 million and $85.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021.

Average monthly revenues per ATM increased to $2,112 for the three months ended September 30, 2022 compared to $1,660 for the same period in 2021. Average monthly revenues per ATM increased to $2,501 for the nine months ended September 30, 2022 compared to $1,162 for the same period in 2021. Revenues per transaction decreased to $0.18 for the three months ended September 30, 2022 compared to $0.19 for the same period in 2021. Revenues per transaction increased to $0.15 for the nine months ended September 30, 2022 compared to $0.14 for the same period in 2021. The increases in average monthly revenues per ATM was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction in travel restrictions across Europe, partially offset by the increase in volume of low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Direct operating costs

EFT Processing Segment direct operating costs were $137.8 million for the three months ended September 30, 2022, an increase of $31.5 million or 30% compared to the same period in 2021. EFT Processing Segment direct operating costs were $354.9 million for the nine months ended September 30, 2022, an increase of $96.3 million or 37% compared to the same period in 2021. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.
30

The increase in direct costs was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction of travel restrictions across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Foreign currency movements decreased direct operating costs by approximately $20.8 million and $40.3 million for the three and nine months ended September 30, 2022 , respectively, compared to the same periods in 2021.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $181.7 million for the three months ended September 30, 2022, an increase of $60.8 million or 50% compared to $120.8 million for the same period in 2021. Gross profit, was $359.2 million for the nine months ended September 30, 2022, an increase of $190.1 million or 112% compared to $169.1 million for the same period in 2021. Gross profit as a percentage of revenues (“gross margin”) increased to 56.9% and 50.3% for the three and nine months ended September 30, 2022, respectively, compared to 53.2% and 39.5% for the same periods in 2021. The increase in gross profit and gross margin were primarily due to the incremental volume of transactions that were processed on our network relative to the fixed costs incurred, and the higher proportion of high value and high margin DCC transactions due to reduction of travel restrictions.

Salaries and benefits

Salaries and benefits expenses were $30.0 million for the three months ended September 30, 2022, an increase of $6.4 million or 27% compared to the same period in 2021. Salaries and benefits expenses were $83.0 million for the nine months ended September 30, 2022, an increase of $11.6 million or 16% compared to the same period in 2021. The increase is primarily due to an increase in salaries and headcount to support the growth of the business. Foreign currency movements in the countries in which we employ our workforce reduced these expenses by $4.8 million and $9.9 million for the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 9.4% and 11.6% for the three and nine months ended September 30, 2022, respectively, compared to 10.4% and 16.7% for the same periods in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $12.2 million for the three months ended September 30, 2022, an increase of $0.9 million or 8% compared to the same period in 2021. Selling, general and administrative expenses were $40.3 million for the nine months ended September 30, 2022, an increase of $7.2 million or 22% compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 3.8% and 5.6% for the three and nine months ended September 30, 2022, respectively, compared to 5.0% and 7.7% for the same periods in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $23.1 million for the three months ended September 30, 2022, an increase of $0.4 million or 2% compared to the same period in 2021. Depreciation and amortization expenses were $71.2 million for the nine months ended September 30, 2022, an increase of $4.3 million or 6% compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 7.2% and 10.0% for the three and nine months ended September 30, 2022, respectively, compared to 10.0% and 15.6% for the same periods in 2021.

Operating income

EFT Processing Segment had operating income of $116.4 million for the three months ended September 30, 2022, an increase of $53.2 million or 84% compared to the same period in 2021. EFT Processing Segment had operating income of $164.8 million for the nine months ended September 30, 2022, compared to a loss of ($2.2 million) for the same period in 2021. Operating income as a percentage of revenues (“operating margin”) increased to 36.4% and 23.1%  for the three and nine months ended September 30, 2022, respectively, compared to 27.8% and (0.5%) for the same periods in 2021, respectively. Operating income per transaction was less than $0.07 and $0.04 for the three and nine months ended September 30, 2022 compared to operating income (loss) of $0.05 and ($0.00) for the same periods in 2021. The increase in operating income, improved operating margin and increase in operating income per transaction were primarily due to increased volumes processed on our network, and associated revenues, compared to the same periods in 2021.
31

EPAY SEGMENT
The following table presents the results of operations for the three and nine months ended September 30, 2022 and 2021 for our epay Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$248,923	$238,319	$10,604	4%	$712,467	$724,540	$(12,073)	(2)%
Operating expenses:
Direct operating costs	190,091	180,206	9,885	5%	542,066	547,828	(5,762)	(1)%
Salaries and benefits	19,756	20,104	(348)	(2)%	59,705	59,248	457	1%
Selling, general and administrative	8,506	9,802	(1,296)	(13)%	26,223	28,594	(2,371)	(8)%
Depreciation and amortization	1,436	2,253	(817)	(36)%	4,748	6,524	(1,776)	(27)%
Total operating expenses	219,789	212,365	7,424	3%	632,742	642,194	(9,452)	(1)%
Operating income	$29,134	$25,954	$3,180	12%	$79,725	$82,346	$(2,621)	(3)%
Transactions processed (millions)	915	811	104	13%	2,895	2,266	629	28%
Revenues

epay Segment total revenues were $248.9 million for the three months ended September 30, 2022, an increase of $10.6 million or 4% compared to the same period in 2021. epay Segment total revenues were $712.5 million for the nine months ended September 30, 2022, a decrease of ($12.1 million) or (2%) compared to the same period in 2021. The increase in revenue for the three months ended September 30, 2022 is driven by continued expansion in mobile and digital branded payments, together with continued growth of the digital distribution channel. Additionally, the annual recurring benefits of loyalty reward programs, which were previously recognized in earlier quarters in 2021, were recognized in the third quarter of 2022. Foreign currency movements decreased revenue by approximately $32.4 million and $66.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Revenues per transaction decreased to $0.27 and $0.25 for the three and nine months ended September 30, 2022, respectively, compared to $0.29 and $0.32 for the same periods in 2021. The decrease in revenues per transaction was primarily due to the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $190.1 million for the three months ended September 30, 2022, an increase of $9.9 million or 5% compared to the same period in 2021. epay Segment direct operating costs were $542.1 million for the nine months ended September 30, 2022, a decrease of ($5.8 million) or (1%) compared to the same period in 2021. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to an increase in activity, driven by benefits from loyalty reward programs. Foreign currency movements decrease direct operating costs by $24.3 million and $49.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Gross profit

Gross profit was $58.8 million for the three months ended September 30, 2022, an increase of $0.7 million or 1.2% compared to $58.1 million for the same period in 2021. Gross profit was $170.4 million for the nine months ended September 30, 2022, a decrease of ($6.3 million) or (3.6%) compared to $176.7 million for the same period in 2021.  Gross margin decreased to 23.6% and 23.9% for the three and nine months ended September 30, 2022, respectively, compared to 24.4% for both the three and nine month periods in 2021. The decrease in gross profit and gross margin is primarily due to a decrease in revenues associated with the shift in mix of transactions processed.

32

Salaries and benefits

Salaries and benefits expenses were $19.8 million for the three months ended September 30, 2022, a decrease of ($0.3 million) or (2%) compared to the same period in 2021. Salaries and benefits expenses were $59.7 million for the nine months ended September 30, 2022, an increase of $0.5 million or 1% compared to the same period in 2021. The fluctuations in salaries and benefits was driven by an increase in salaries and headcount to support the growth of the business, offset by a $2.5 million and $5.4 million decrease from foreign currency movements for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. As a percentage of revenues, these expenses decreased to 7.9% and increased to 8.4% for the three and nine months ended September 30, 2022, respectively, compared to 8.4% and 8.2% for the three and nine months ended September 30, 2021, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 2022, a decrease of ($1.3 million) or (13%) compared to the same period in 2021. Selling, general and administrative expenses were $26.2 million for the nine months ended September 30, 2022, a decrease of ($2.4 million) or (8%) compared to the same period in 2021.  As a percentage of revenues, these expenses decreased to 3.4% and 3.7% for the three and nine months ended September 30, 2022, respectively, compared to 4.1% and 3.9% for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $1.4 million for the three months ended September 30, 2022, a decrease of ($0.8 million) or (36%) compared to the same period in 2021. Depreciation and amortization expenses were $4.7 million for the nine months ended September 30, 2022, a decrease of ($1.8 million) or (27%) compared to the same period in 2021. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.6% and 0.7% for the three and nine months ended September 30, 2022, respectively, compared to 0.9% for both the three and nine months ended September 30, 2021.

Operating income

epay Segment operating income was $29.1 million for the three months ended September 30, 2022, an increase of $3.2 million or 12% compared to the same period in 2021. epay Segment operating income was $79.7 million for the nine months ended September 30, 2022, a decrease of ($2.6 million) or (3%) compared to the same period in 2021. Operating margin increased to 11.7%  and decreased to 11.2% for the three and nine months ended September 30, 2022, respectively, compared to 10.9% and 11.4% for the same periods in 2021. Operating income per transaction was $0.03 for both the three and nine months ended September 30, 2022, respectively, compared to $0.03 and $0.04 for the same periods in 2021. The changes in operating income, operating margin and operating income per transaction for the three and nine months ended September 30, 2022 compared to the same period in 2021 were primarily due to the shift in mix of transactions processed.

33

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2022 and 2021 for the Money Transfer Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$364,841	$353,451	$11,390	$3%	$1,072,266	$1,037,659	$34,607	$3%
Operating expenses:
Direct operating costs	200,171	200,231	(60)	(0)%	593,631	589,273	4,358	1%
Salaries and benefits	69,703	65,285	4,418	7%	204,905	188,535	16,370	9%
Selling, general and administrative	46,256	41,533	4,723	11%	133,654	115,975	17,679	15%
Depreciation and amortization	8,169	8,897	(728)	(8)%	25,557	26,886	(1,329)	(5)%
Total operating expenses	324,299	315,946	8,353	3%	957,747	920,669	37,078	4%
Operating income	$40,542	$37,505	$3,037	$8%	$114,519	$116,990	$(2,471)	$(2)%
Transactions processed (millions)	37.7	34.1	3.6	11%	108.5	99.4	9.1	9%
Revenues

Money Transfer Segment total revenues were $364.8 million for the three months ended September 30, 2022, an increase of $11.4 million or 3% compared to the same period in 2021. Money Transfer Segment total revenues were $1,072.3 million for the nine months ended September 30, 2022, an increase of $34.6 million or 3% compared to the same period in 2021. The increase in revenues was primarily due to the increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.68 and $9.89 for the three and nine months ended September 30, 2022, respectively, compared to $10.37 and $10.44 for the same periods in 2021 due to a shift in the mix of transactions processed. Foreign currency movements decreased revenues by approximately $28.2 million and $62.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Direct operating costs

Money Transfer Segment direct operating costs were $200.2 million for the three months ended September 30, 2022, and were essentially flat compared to the same period in 2021. Money Transfer Segment direct operating costs were $593.6 million for the nine months ended September 30, 2022, an increase of $4.4 million or 1% compared to the same period in 2021. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions, offset by foreign currency movements that decreased direct operating costs by approximately $14.0 million and $31.3 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Gross profit

Gross profit was $164.7 million for the three months ended September 30, 2022, an increase of $11.5 million or 7.5% compared to $153.2 million for the same period in 2021. Gross profit was $478.6 million for the nine months ended September 30, 2022, an increase of $30.2 million or 6.7% compared to $448.4 million for the same period in 2021. Gross margin increased to 45.1% and 44.6% for the three and nine months ended September 30, 2022, respectively, compared to 43.3% and 43.2% for the same periods in 2021. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound money transfers and direct-to-consumer digital transactions.
34

Salaries and benefits

Salaries and benefits expenses were $69.7 million for the three months ended September 30, 2022, an increase of $4.4 million or 7% compared to the same period in 2021. Salaries and benefits expenses were $204.9 million for the nine months ended September 30, 2022, an increase of $16.4 million or 9% compared to the same period in 2021. The increase in salaries and benefits was primarily driven by an increase in salaries and headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 19.1% for both the three and nine months ended September 30, 2022, compared to 18.5% and 18.2% for the same periods in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $46.3 million for the three months ended September 30, 2022, an increase of $4.7 million or 11% compared to the same period in 2021. Selling, general and administrative expenses were $133.7 million for the nine months ended September 30, 2022, an increase of $17.7 million or 15% compared to the same period in 2021. The increase was primarily due to an increase in marketing expenses and travel related expenses. As a percentage of revenues, these expenses increased to 12.7% and 12.5% for the three and nine months ended September 30, 2022, respectively, compared to 11.8% and 11.2% for the same periods in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $8.2 million for the three months ended September 30, 2022, a decrease of ($0.7 million) or (8%) compared to the same period in 2021. Depreciation and amortization expenses were $25.6 million for the nine months ended September 30, 2022, a decrease of ($1.3 million) or (5%) compared to the same period in 2021. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.2% and 2.4% for the three and nine months ended September 30, 2022, respectively, compared to 2.5% and 2.6% for the same periods in 2021.

Operating income

Money Transfer Segment operating income was $40.5 million for the three months ended September 30, 2022, an increase of $3.0 million or 8% compared to the same period in 2021. Money Transfer Segment operating income was $114.5 million for the nine months ended September 30, 2022, a decrease of ($2.5 million) or (2%) compared to the same period in 2021. Operating margin increased to 11.1% and decreased to 10.7% for the three and nine months ended September 30, 2022, respectively, compared to 10.6% and 11.3% for the same periods in 2021.  Operating income per transaction decreased to $1.08 and $1.06 for the three and nine months ended September 30, 2022, respectively, compared to $1.10 and $1.18 for the same periods in 2021 due to a shift in the mix of transactions processed.

CORPORATE SERVICES
The following table presents the operating expenses for the three and nine months ended September 30, 2022 and 2021 for Corporate Services:

	Three-Month Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$14,992	$10,367	$4,625	45%	$44,977	$37,043	$7,934	21%
Selling, general and administrative	2,517	1,681	836	50%	7,468	4,587	2,881	63%
Depreciation and amortization	105	119	(14)	(12)%	320	412	(92)	(22)%
Total operating expenses	$17,614	$12,167	$5,447	45%	$52,765	$42,042	$10,723	26%

35

Corporate operating expenses

Total Corporate operating expenses were $17.6 million and $52.8 million for the three and nine months ended September 30, 2022, respectively, an increase of $5.4 million or 45% and $10.7 million or 26% compared to the same periods in 2021. The increase is primarily due to an increase in short-term compensation expense of $4.8 million and $7.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

OTHER EXPENSE, NET
	Three Month Ended September 30,		Year-over-Year Change		Nine Month Ended September 30,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$600	$153	$447	292%	$990	$539	$451	84%
Interest expense	(11,716)	(10,072)	(1,644)	16%	(26,712)	(28,718)	2,006	(7)%
Foreign currency exchange gain (loss), net	(15,798)	(8,135)	(7,663)	94%	(35,958)	(12,051)	(23,907)	198%
Other gains (losses)	10	—	10	100%	202	31	171	552%
Other expense, net	$(26,904)	$(18,054)	$(8,850)	49%	$(61,478)	$(40,199)	$(21,279)	53%

Interest expense

Interest expense was $11.7 million for the three months ended September 30, 2022, an increase of $1.6 million or 16% compared to the same period in 2021. Interest expense was $26.7 million for the nine months ended September 30, 2022, a decrease of ($2.0 million) or (7%) compared to the same period in 2021. The decrease in interest expense relates to the $7.9 million accretion expense incurred for the nine months ended September 30, 2021, which was eliminated for the nine months ended September 30, 2022 as a result of the adoption of ASU 2020-06, partially offset by increased interest rates and borrowings on the revolving Credit Facility for the nine months ended September 30, 2022 compared to the same period in 2021. See Footnote 2, Recently Issued and Adopted Accounting Pronouncements, for more information on the impact of this adoption.

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

We recorded net foreign currency exchange losses of $15.8 million and $36.0 million for the three and nine months ended September 30, 2022, respectively, compared to a net foreign currency exchange losses of $8.1 million and $12.1 million for the same periods in 2021, respectively. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

The Company's effective income tax rate was 31.1% and 33.5% for the three and nine months ended September 30, 2022, respectively, compared to 23.6% and 35.8% for the same periods ended September 30, 2021, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2022 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher statutory tax rates and the Company's U.S. deferred tax activity on foreign exchange positions. The Company's effective income tax rate for the three and nine months ended September 30, 2021 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local tax rates, the non-recognition of tax benefits from losses in certain foreign countries where the Company has a limited history of profitable earnings and as a result of an increase in the valuation allowance in certain jurisdictions relating to the reversal of tax benefits recognized in the first quarter of 2021 for continuing net operating losses.
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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $97.7 million for the three months ended September 30, 2022, an increase of $23.8 million or 32% compared to the same period in 2021. The increase in net income was primarily attributable to the $114.7 million increase in revenues, largely driven by the increases within the EFT Segment as tourism and cross-border travel increased during the third quarter of 2022 compared to the third quarter of 2021. The increased revenues led to a $73.1 million increase in gross profit, with $60.9 million of this increase within the EFT Segment. The increase in gross profit was partially offset by $15.1 million increase in salaries and benefits expense, a $21.3 million increase in income tax expense and a $5.2 million increase in selling, general and administrative expense.

Net income attributable to Euronet was $163.2 million for the nine months ended September 30, 2022, an increase of $89.4 million, compared to the net income of $73.9 million in the same period in 2021. The increase in net income was primarily attributable to the $309.1 million increase in revenues, largely driven by the increases within the EFT Segment as tourism and cross-border travel increased during the third quarter of 2022 compared to the third quarter of 2021. The increased revenues led to a $214.0 million increase in gross profit, with $190.1 million of this increase within the EFT Segment. The increase in gross profit was partially offset by a $36.4 million increase in salaries and benefits expense, a $40.7 million increase in income tax expense and a $25.4 million increase in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2022, we had working capital of $1,075.4 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,455.8 million as of December 31, 2021. The decrease in working capital was primarily due to the $331.0 million acquisition of PBMA and the $175.0 million of share repurchases, partially offset by a $42.9 million increase in borrowing on the Credit Facility as of September 30, 2022 compared to December 31, 2021. Our ratio of current assets to current liabilities was 1.50 and 1.79 at September 30, 2022 and December 31, 2021, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of September 30, 2022, we had $646.1 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $102.7 million from $543.4 million as of December 31, 2021 to $646.1 million as of September 30, 2022 as a result of the increase in number of active ATMs as of September 30, 2022 compared to December 31, 2021.The Company has $967.1 million of unrestricted cash as of September 30, 2022 compared to $1,260.5 million as of December 31, 2021. The decrease in unrestricted cash was primarily due to the $331.0 million acquisition of PBMA, the $102.7 million allocated from unrestricted cash to ATM cash and the $175.0 million of share repurchases during the nine months ended September 30, 2022, partially offset by the $42.9 million increase in borrowings on the Credit Facility. Including the $646.1 million of cash in ATMs at September 30, 2022, we have access to $1,613.2 million in available cash, and $652.8 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.
37

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
Liquidity	2022	2021
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$448,636	$304,340
Investing activities	(416,039)	(70,952)
Financing activities	173,537	(216,291)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(413,669)	(82,667)
Increase (decrease) in cash and cash equivalents and restricted cash	$(207,535)	$(65,570)
Operating activity cash flow

Cash flows provided by operating activities were $448.6 million for the three months ended September 30, 2022 compared to cash flows provided by operating activities of $304.3 million for the same period in 2021. The increase in operating cash flows was primarily due to the $89.2 million increase in net income, partially offset by fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $416.0 million for the nine months ended September 30, 2022 compared to $71.0 million for the same period in 2021. The increase in cash used in investing activities is primarily due to the $331.0 million of cash paid at the closing of PBMA in March 2022. Additionally, we used $79.4 million for purchases of property and equipment for the nine months ended September 30, 2022 compared to $66.1 million for the same period in 2021. The increase in purchases of property and equipment is primarily due to the prior period expenditures being reduced by the COVID-19 related impacts to the EFT segment. Cash used for software development and other investing activities totaled $5.3 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Financing activity cash flow

Cash flows provided by financing activities were $173.5 million for the nine months ended September 30, 2022 compared to cash flows used in financing activities of $216.3 million for the same period in 2021. Our borrowing activities on the Credit Facility for the nine months ended September 30, 2022 consisted of net borrowings of $342.9 million compared to net repayments of $217.2 million for the same period in 2021. The increase in net borrowings on the Credit Facility, during the nine months ended September 30, 2022, is primarily the result of treasury management relating to settlement requirements across currencies as well as increased funding requirements for acquisitions and share repurchases. We repurchased $175.3 million of common stock during the nine months ended September 30, 2022 compared to repurchases of $1.0 million during the same period of 2021. We received proceeds of $4.4 million and $6.4 million during the nine months ended September 30, 2022 and 2021, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
Effect of exchange rates on cash, cash equivalents and restricted cash
Foreign currency exchange rates for the nine months ended September 30, 2022 and 2021 had a negative impact of $413.7 million and $82.7 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2022 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the Euro.
38

Other sources of capital

Credit Facility - On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.0 billion to $1.25 billion which expires on October 24, 2027.
The revolving credit facility contains up to $250 million sublimit, with $150 million committed, for the issuance of letters of credit and a $75 million sublimit for U.S. dollar swingline loans and $75 million for swingline loans in euro or British pounds sterling. The Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the credit facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company. The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is initially 1.25% including the facility fee.

As of September 30, 2022, we had $326.3 million of borrowings and $50.9 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $652.8 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of September 30, 2022, we have outstanding €600 million ($588.4 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Loans - On May 25, 2022, we entered into an uncommitted credit agreement for $300 million that expires no later than November 30, 2022. The credit agreement is fully drawn and outstanding at September 30, 2022. The credit agreement was entered into for the sole purpose of providing vault cash for ATMs. Each loan entered into under this agreement accrues interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.00%.
On June 24, 2022, we entered into an uncommitted credit agreement for $150 million that expires no later than June 23, 2023. The credit agreement was entered into for the sole purpose of providing vault cash for ATMs. The loan had no balance at September 30, 2022. Each loan entered into under the agreement was either a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan or bears interest at the rate agreed to by the lender and the Company at the time such loan is made.
39

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $3.6 million and $0.9 million outstanding under these other obligation arrangements as of September 30, 2022 and December 31, 2021, respectively.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2022 were $79.4 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2022 are currently estimated to range from approximately $110 million to $120 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2022, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2022. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of September 30, 2022, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2022, our total debt outstanding, excluding unamortized debt issuance costs, was $1,743.3 million. Of this amount, $525.0 million, net of debt discounts, or 30% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2022, the fair value of our fixed rate Convertible Notes was $513.6 million, compared to a carrying value of $525.0 million. Further, as of September 30, 2022 we had $326.3 million of borrowings under our Credit Facility, or 19% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest as of September 30, 2022, was based on LIBOR that reset at various intervals of less than one year. Additionally, $588.4 million, or 34% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of September 30, 2022, the fair value of our fixed rate Senior Notes was $550.0 million, compared to a carrying value of $588.4 million. An additional $300.0 million, or 17% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates. The remaining $3.6 million, or less than 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Based on the outstanding borrowings accruing interest at variable rates, a 1% increase in the interest rate would result in a $6.3 million increase or decrease, as applicable, in our annual interest expense.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the nine months ended September 30, 2022, approximately 74.1% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2022, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $185 million to $190 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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
We manage counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis. We mitigate this risk by entering into contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. We do not expect any significant losses from counterparty defaults.

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of September 30, 2022, we had foreign currency derivative contracts outstanding with a notional value of $415.8 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2022, we held foreign currency derivative contracts outstanding with a notional value of $1,041.8 million, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2022, we had foreign currency forward contracts outstanding with a notional value of $7.4 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. On March 15, 2022, we completed the acquisition of the Merchant Acquiring Business of Piraeus Bank ("PBMA"). We are currently integrating PBMA into our operations and internal control processes and, pursuant to the Securities and Exchange Commission staff interpretive guidance, the assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition. The scope of our assessment of our internal controls over financial reporting as of September 30, 2022 does not include PBMA.

Change in Internal Controls

Except for internal controls related to integration activities associated with our acquisition of PBMA, there has been no change in our internal control over financial reporting during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2022, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
July 1 - July 31, 2022	—	$—	—	$125,049
August 1 - August 31, 2022	—	—	—	125,049
September 1 - September 30, 2022	—	—	—	$125,049
Total	—	$—	—
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
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021 (v) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2022 and 2021, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

November 4, 2022

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

