Form 10-K
period 2022-12-31
EURONET WORLDWIDE, INC.
filed 2023-02-22
CIK 1029199

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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

(913)327-4200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	EEFT	Nasdaq Global Select Market
1.375% Senior Notes due 2026	EEFT26	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

_________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.7 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2022.

As of February 21, 2023, the registrant had 49,826,180 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

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

Core Business Segments

We operate in the following three segments as of December 31, 2022:

The Electronic Fund Transfer ("EFT") Processing Segment processes transactions for a network of 45,009 ATMs and approximately 613,000 POS terminals across Europe, Africa, the Middle East, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, and card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value added services, including ATM and POS dynamic currency conversion ("DCC"), domestic and international ATM surcharge, advertising, delivery of non-cash products ("digital content") via ATMs, customer relationship management ("CRM"), mobile top-up, bill payment, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. In 2022, the EFT Processing Segment accounted for approximately 28% of Euronet's consolidated revenues.

The epay Segment provides distribution and processing of prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards and services throughout our worldwide distribution network. We operate a network that includes approximately 816,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe, gift card distribution and processing services in most of our markets and digital code distribution in a growing number of markets. In 2022, the epay Segment accounted for approximately 30% of Euronet's consolidated revenues.

The Money Transfer Segment provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, AFEX, and IME, and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 522,000 locations. xe is a provider of foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). We offer global account-to-account money transfer services through our websites (www.xe.com and https://transferxe.com) and xe customer service representatives. In addition to money transfers, we offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium sized businesses. We are one of the largest global money transfer companies measured by revenues and transaction volumes. In 2022, the Money Transfer Segment accounted for approximately 42% of Euronet's consolidated revenues.

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
  2019– REN Ecosystem goes live and the migration of legacy software to the REN Ecosystem begins.
  Current - Euronet conducts business globally, serving customers in approximately 200 countries. As of December 31, 2022 we have 13 transaction processing centers, six in Europe, five in Asia Pacific and two in North America. We also maintain66 business offices that are located in 43 countries. Our corporate offices are located in Leawood, Kansas, USA.

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

Sources of Revenues

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges and margins earned on DCC transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily operate across Europe, Africa, the Middle East, Asia Pacific, and the United States. As of December 31, 2022, we operated 45,009 ATMs compared to 42,713 at December 31,2021.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, DCC transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 24.1% as indicated in the following table:

(in millions)	2018	2019	2020	2021	2022
EFT Processing Segment transactions per year	2,721	3,052	3,275	4,366	6,459

The increase in transactions for 2021 and 2022 is the result of a significant increase in the volume of lower value, digitally-initiated payment processing transactions for an Asia Pacific customer's bank wallet and e-commerce site.

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

epay Segment

Overview

We currently offer prepaid mobile airtime top-up services and other electronic content and payment processing services for various prepaid products, cards and services on a network of approximately 816,000 POS terminals across approximately 358,000 retailer locations in Europe, the Middle East, Asia Pacific, North America and South America. Our processing centers for the epay Segment are located in the United Kingdom, Germany, Italy, and the United States.

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

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content and from telecommunications service providers for the sale and distribution of prepaid mobile airtime. In2022, approximately 67% of total revenues and approximately 69% of gross profit for the epay Segment was from electronic content other than prepaid mobile airtime (digital media products).

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

The number of transactions processed on our POS networks has increased over the last five years at a CAGR of approximately 35.2% as indicated in the following table:

(in millions)	2018	2019	2020	2021	2022
epay processing transactions per year	1,149	1,542	2,395	3,120	3,836

Additional high-volume, low-margin digital media offerings in Asia contributed to an overall increase in processing transactions in 2021 and 2022.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, IME, AFEX, and xe. Ria and IME provide consumer-to-consumer money transfer services through a global network of more than 522,000 locations and our websites riamoneytransfer.com and online.imeremit.com. We sent money transfers from approximately 120 countries, with money transfer delivery completed in 158 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

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

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 8.3% as indicated in the following table:

(in millions)	2018	2019	2020	2021	2022
Money transfer transactions per year	107.6	114.5	116.5	135.1	147.9

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

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $63 billion in money transfers in2022.

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

Ria money orders are widely recognized and exchanged throughout the United States. Our check cashing services cover payroll and personal checks, cashier checks, tax refund checks, government checks, insurance drafts and money orders. Our bill payment services offer timely posting of customer bills for over 7,800 companies, including electric and gas utilities and telephone/wireless companies. Bill payment services are offered primarily in the U.S.

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

Employees

We had approximately 9,500, 8,800 and 8,100 employees as of December 31, 2022,2021, and2020, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2022 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products, are regulated payment services requiring a license under the Second Payment Services Directive, or PSD2, which replaced the Payment Services Directive, or PSD, effective January 13, 2018. Key changes made by PSD2 include: creation of two new payment service types, extension of PSD rules on transparency to additional transactions not previously covered by PSD; enhanced cooperation and information exchange between authorities in the context of authorization and supervision of payment institutions and electronic money institutions; and increased obligations around the management of operational and security risk and the notification of incidents, increased obligations relating to complaints handling and additional requirements regarding payment security.  PSD2 as implemented in some member states also resulted in some of our European licensed institutions needing to go through a re-authorization process.

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

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as ofFebruary 22, 2023are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	66	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	65	November 2002	Executive Vice President - Chief Financial Officer
Scott D. Claassen	56	May 2020	General Counsel and Secretary
Kevin J. Caponecchi	56	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	52	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	59	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	47	January 2014	Senior Vice President - Chief Technology Officer

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

KEVIN J. CAPONECCHI, Executive Vice President, Chief Executive Officer, epay, Software and EFT Asia Pacific Division. Mr. Caponecchi joined Euronet in July 2007 and served as President until assuming his current role in December 2014. Prior to joining Euronet, Mr. Caponecchi served in various capacities with subsidiaries of General Electric Company for 17 years. From 2003 until June 2007, Mr. Caponecchi served as President of GE Global Signaling, a provider of products and services to freight, passenger and mass transit systems. From 1998 through 2002, Mr. Caponecchi served as General Manager - Technology for GE Consumer&Industrial, a provider of consumer appliances, lighting products and electrical products. Mr. Caponecchi holds degrees in physics from Franklin and Marshall College and industrial engineering from Columbia University.

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
We are required under certain national laws and the rules of financial transaction switching networks in many of our markets to have sponsors to operate ATMs and switch ATM transactions. Our failure to secure sponsor arrangements in any of our markets that require bank sponsors could prevent us from doing business in that market.
Under the laws of some countries, only a licensed financial institution may operate ATMs. Because we are not a licensed financial institution outside of the E.U. we are required to have a sponsor bank to conduct ATM operations in those countries. In addition, in all of our non-E.U. markets, the rules governing national transaction switching networks owned or operated by banks, and other international financial transaction switching networks operated by organizations such as Citibank, Visa® and Mastercard®, require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in many of our markets depends on our ability to secure these sponsor arrangements with financial institutions.
21

To date, we have been successful in reaching contractual arrangements that have permitted us to operate in all of our target markets. However, we cannot assure you that we will continue to be successful in reaching these arrangements, and it is possible that our current arrangements will not continue to be renewed. If we are unable to secure sponsor arrangements in any market, we could be prevented from doing business in that market.

We rely on third party financial institutions to provide us with a portion of the cash required to operate our ATM networks in certain countries. If these institutions were unable or unwilling to provide us with the cash necessary to operate our ATM networks, we would be required to locate additional alternative sources of cash to operate these networks.

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2022, the amount of cash used in our ATM networks under these supply agreements was approximately $319.8 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

For example, the COVID-19 pandemic has resulted in travel restrictions within and between countries, including mandatory quarantine requirements for travelers from certain locations, and varying degrees of social distancing orders in most of the countries where we do business, beginning in early 2020. These travel restrictions and orders, as well as increased unemployment and general economic uncertainty caused by the pandemic, have negatively impacted our financial results. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets. The Money Transfer Segment has experienced the impacts by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of company-owned stores and agents.  All of these factors, in turn, may not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event.

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

We are subject to political tension, the outbreak of wars, economic downturns all over the world

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

Economic cycles may lead us to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our results of operations. Our total assets include approximately $1,017 million, or 19% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. We have had material impairment write-downs of goodwill and acquired intangible assets in the past and we may have additional impairment write-downs in the future. If operating results in any of our key markets, including Australia, Germany, Greece, Malaysia, India, New Zealand, the U.S., U.K., Poland and Romania, deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

We have a substantial amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2022, total liabilities were $4,159 million, of which $1,805 million represents long-term liabilities, and total assets were $5,404 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

We also collect, transfer and retain personal data as part of our businesses. These activities are subject to certain privacy laws and regulations in the U.S. and in other jurisdictions where our services are offered. We maintain technical and operational safeguards designed to comply with applicable legal requirements. Despite these safeguards, there remains a risk that these safeguards could be breached resulting in improper access to, and disclosure of, sensitive customer information. Under state, federal and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Breaches of our security policies or applicable legal requirements resulting in a compromise of customer data could expose us to regulatory enforcement action, subject us to litigation, limit our ability to provide services and/or cause harm to our reputation.

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

EFT Processing Segment- Our principal EFT Processing competitors include ATM networks owned by banks and national switches consisting of consortiums of local banks that provide outsourcing and transaction services only to banks and independent ATM deployers in that country. Large, well-financed companies offer ATM network and outsourcing services that compete with us in various markets. In some cases, these companies also sell a broader range of card and processing services than we do, and are, in some cases, willing to discount ATM services to obtain large contracts covering a broad range of services. Competitive factors in our EFT Processing Segment include network availability and response time, breadth of service offering, price to both the bank and to its customers, ATM location and access to other networks.

epay Segment- We face competition in the epay business in all of our markets. A few multinational companies operate in several of our markets, and we therefore compete with them in a number of countries. In other markets, our competition is from smaller, local companies. Major retailers with high volumes are in a position to demand a larger share of margin/commissions or to negotiate directly with the content providers, which may compress our margins. Additionally, certain of our content providers, including mobile phone operators have entered into direct contracts with retailers and/or have developed processing technology that diminishes or eliminates the need for intermediate processors and distributors.

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
30

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

An additional 13.1 million shares of common stock, representing approximately 26% of the shares outstanding as of December 31, 2022, could be added to our total common stock outstanding through the exercise of options or the issuance of additional shares of our common stock pursuant to existing convertible debt and other agreements. Once issued, these shares of common stock could be traded into the market and result in a decrease in the market price of our common stock.

As of December 31, 2022, we had 4.7 million and 0.7 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our common stock. Of this amount, 1.5 million options are vested and exercisable as of December 31, 2022. Approximately 4.9 million additional shares of our common stock may be issued in connection with our stock incentive and employee stock purchase plans. Accordingly, based on current trading prices of our common stock, approximately 2.2 million shares could potentially be added to our total current common stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 5.4 million total options and restricted stock awards outstanding, an aggregate of 2.2 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2022, we also have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one  in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

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

Holders

At December 31, 2022, we had 50 stockholders of record of our Common Stock, and none of our Preferred Stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During2022, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

The following graph compares Euronet Worldwide Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq Composite index and the Nasdaq US Benchmark Financial Services TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

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

Stock Repurchases

The following table provides information with respect to shares of the Company's Common Stock that were purchased during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands) (1)
October 1 - October 31, 2022	—	$—	—	$475,049
November 1 - November 30, 2022	__	__	__	475,049
December 1 - December 31, 2022	__	__	__	475,049
Total	__	$ __	__

(1) On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024.  Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Company Overview, Geographic Locations and Principal Products and Services

Euronet is a leading financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment, which processes transactions for a network of 45,009 ATMs and approximately 613,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for prepaid mobile airtime and other electronic content. We operate a network of approximately 816,000 POS terminals providing electronic processing of prepaid mobile airtime top-up services and other electronic content in Europe, the Middle East, Asia Pacific, the United States and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores (primarily in North America, Europe and Malaysia) and our websites (riamoneytransfer.com and online.imeremit.com), disbursing money transfers through a worldwide correspondent network that includes approximately 522,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites (xe.com and x-rates.com). In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

EFT Processing Segment— Revenues in the EFT Processing Segment, which represented approximately 28% of total consolidated revenues for the year ended December 31, 2022, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment— Revenues in the epay Segment, which represented approximately 30% of total consolidated revenues for the year ended December 31, 2022, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 67% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment— Revenues in the Money Transfer Segment, which represented approximately 42% of total consolidated revenues for the year ended December 31, 2022, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

Corporate Services, Eliminations and Other— In addition to operating in our principal operating segments described above, our "Corporate Services, Eliminations and Other" category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including most share-based compensation expense. These services are not directly identifiable with our reportable operating segments.

Opportunities and Challenges

The global product markets in which we operate are large and fragmented, which poses both opportunities and challenges for our technology to disrupt new and existing competition. As an organization, our focus is on increasing our market presence through both physical (ATMs, POS terminals, stores and agent correspondents) and digital assets and providing new and improved products and services for customers through all of our channels, which may in turn drive an increase in the number of transactions on our networks. Each of these opportunities also presents us with challenges, including differentiating our portfolio of products and services in highly competitive markets, the successful development and implementation of our software products and access to financing for expansion.

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
36

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

COVID-19

The outbreak of the COVID-19 (coronavirus) pandemic has resulted in varying degrees of border and business closures, travel restrictions and other social distancing orders in most of the countries where we operate during 2021 and part of 2022. These types of orders were first put into effect in the first half of 2020. As the number and rate of new cases has fluctuated in various locations around the global, the closures, restrictions and other social distancing orders have been modified, rescinded and/or re-imposed. During 2022, we experienced a significant recovery from the previous business closures and travel restrictions that were in place in many of our markets during 2020 and 2021. However, the travel industry has not yet fully recovered as the airlines and airports have not returned their staffing levels to pre-COVID levels, which has limited the level of recovery. The EFT Segment has experienced declines in certain transaction volumes due to these restrictions, especially high-margin cross-border transactions. The epay Segment has experienced the impacts of consumer movement restrictions in certain markets, while other markets have been positively impacted where we have a higher mix of digital distribution or a higher concentration of retailers that are deemed essential and have remained open during the pandemic. The Money Transfer Segment has experienced the impacts by the pandemic-related restrictions in certain markets that limit customers' ability to access our network of Company-owned stores and agents.

In response to the COVID-19 pandemic driven impacts, we implemented several key measures to offset the impact across the business, including re-negotiating certain third party contracts, reducing travel and decreasing capital expenditures.

Segment Revenues and Operating Income For The Years Ended December 31, 2022 and 2021

	Revenues		Operating Income (Expense)
(in thousands)	2022	2021	2022	2021
EFT Processing	$924,208	$591,138	$183,891	$(501)
epay	998,009	1,011,482	120,950	123,037
Money Transfer	1,444,304	1,400,957	154,254	119,595
Total	3,366,521	3,003,577	459,095	242,131
Corporate services, eliminations and other	(7,780)	(8,134)	(73,756)	(58,115)
Total	$3,358,741	$2,995,443	$385,339	$184,016

Summary

Our annual consolidated revenues increased by 12% for2022 compared to2021.The increase in revenues for2022 was primarily due to the easing of COVID-19 related travel restrictions in 2022 compared to 2021, which led to an increase in demand for DCC, domestic and international surcharge and other value added services in our EFT Processing Segment as well as growth in the number of money transfers processed by the core Ria business and the number of transactions processed by our epay subsidiaries.

Our annual consolidated operating income increased by 109% for 2022 compared to 2021. The increase in operating income for2022 was primarily due to the increases in transaction volume across all three segments.

Net income attributable to Euronet for 2022 was $231.0 million, or $4.41 per diluted share compared to a net income attributable to Euronet for 2021 of $70.7 million, or $1.32 per diluted share.

Impact of changes in foreign currency exchange rates

Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2022 consolidated operating income was approximately (12%) lower due to changes in foreign currency exchange rates when compared to 2021. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2022 and 2021, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2022 Increase (Decrease) Percent
Currency	2022	2021
Australian dollar	$0.6949	$0.7513	(8)%
British pound	$1.2374	$1.3755	(10)%
Canadian dollar	$0.7691	$0.7979	(4)%
euro	$1.0541	$1.1830	(11)%
Hungarian forint	$0.0027	$0.0033	(18)%
Indian rupee	$0.0127	$0.0135	(6)%
Malaysian ringgit	$0.2278	$0.2415	(6)%
New Zealand dollar	$0.6361	$0.7073	(10)%
Polish zloty	$0.2255	$0.2595	(13)%

Comparison of Operating Results For The Years Ended December 31, 2022 and 2021 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$924,208	$591,138	$333,070	56%
Operating expenses:
Direct operating costs	475,785	354,254	121,531	34%
Salaries and benefits	111,997	98,584	13,413	14%
Selling, general and administrative	57,049	47,832	9,217	19%
Depreciation and amortization	95,486	90,969	4,517	5%
Total operating expenses	740,317	591,639	148,678	25%
Operating income / (loss)	$183,891	$(501)	$184,392	n/m
Transactions processed (millions)	6,459	4,366	2,093	48%
Active ATMs as of December 31	45,009	42,713	2,296	5%
Average active ATMs	47,166	41,461	5,705	14%

_________________

n/m: not meaningful

Revenues

EFT Processing Segment total revenues were $924.2 million for the year ended December 31, 2022, an increase of $333.1 million or 56% compared to the same period in 2021. In2021, we began increasing our estate of active ATMs as certain countries began easing COVID-19 restrictions; however, remaining cross-border travel patterns prevented our volume of DCC and surcharge transactions from returning to pre-COVID-19 levels. During 2022 we saw further easing of COVID-19 restrictions. Revenues increased for the year ended December 31, 2022 compared to the same period in 2021 as cross-border travel and corresponding DCC and surcharge revenues increased. Also, the acquisition of Merchant Acquiring Business of Piraeus Bank in 2022 added $88.8 million of revenues. Foreign currency movements decreased revenues by approximately ($110.9) million for the year ended December 31, 2022, compared to the same period in 2021.

Average monthly revenues per ATM increased to $1,633 for the year ended December 31, 2022 compared to $1,188 for the same period in 2021. Revenues per transaction was $0.14 for both years ended December 31, 2022 and 2021.

Direct operating costs

EFT Processing Segment direct operating costs were $475.8 million for the year ended December 31, 2022, an increase of $121.5 million or 34% compared to the same period in 2021. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the year ended December 31, 2022, the increase in direct operating costs was primarily due to the increase in transaction volumes, and costs associated with modifying our estate of ATMs. Foreign currency movements offset direct operating costs increases by approximately ($54.8) million for the year ended December 31, 2022 compared to the same period in 2021.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $448.4 million for the year ended December 31, 2022, an increase of $211.5 million or 89% compared to $236.9 million for the same period in 2021. Gross profit as a percentage of revenues (“gross margin”) increased to 48.5% for the year ended December 31, 2022, compared to 40.1% for the same period in 2021. For the year ended December 31, 2022, the increase in gross profit and gross margin was primarily driven by the increase in higher-margin cross-border transactions and overall increase in transaction volumes.

Salaries and benefits

Salaries and benefits expenses were $112.0 million for the year ended December 31, 2022, an increase of $13.4 million or 14% compared to the same period in 2021. The increase in salaries and benefits for the year ended December 31, 2022 compared to the same period in 2021 was primarily driven by an increase in salaries and bonus expense offset by ($14.0) million decrease from foreign currency movements in the countries where we employ our workforce. As a percentage of revenues, these expenses decreased to 12.1% for the year ended December 31, 2022, compared to 16.7% for the same period in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $57.0 million for the year ended December 31, 2022, an increase of $9.2 million or 19% compared to the same period in 2021. The increase in these expenses is primarily driven by a $16.8 million increase in professional fees, travel & meals, advertising and other expenses offset by ($7.6) million decrease from foreign currency movements. As a percentage of revenues, these expenses decreased to 6.2% for the year ended December 31, 2022, compared to 8.1% for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $95.5 million for the year ended December 31, 2022, an increase of $4.5 million or 5% compared to the same period in 2021. Foreign currency movements offset these increases by ($10.1) million for the year ended December 31, 2022, compared to the same period in 2021, with the remainder of the increase driven by the acquisition of additional ATMs and software assets. As a percentage of revenues, these expenses decreased to 10.3% for the year ended December 31, 2022, compared to 15.4% for the same period in 2021.

Operating income (loss)

EFT Processing Segment had operating income of $183.9 million for the year ended December 31, 2022, compared to operating losses of $0.5 million in 2021, an increase of $184.4 million compared to the same period in 2021. Operating income (loss) as a percentage of revenues (“operating margin”) increased to 19.9% for the year ended December 31, 2022, compared to (0.1%) for the same period in 2021. Operating income (loss) per transaction was $0.03 for the year ended December 31, 2022, compared to ($0.00) for the same period in 2021. For the year ended December 31, 2022, the increase in operating income and increase in operating margin was primarily driven by further easing of COVID-19 restrictions.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years endedDecember 31, 2022 and 2021:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase Amount	Increase (Decrease) Percent
Total revenues	$998,009	$1,011,482	$(13,473)	(1)%
Operating expenses:
Direct operating costs	753,149	760,891	(7,742)	(1)%
Salaries and benefits	81,680	79,451	2,229	3%
Selling, general and administrative	36,006	39,602	(3,596)	(9)%
Depreciation and amortization	6,224	8,501	(2,277)	(27)%
Total operating expenses	877,059	888,445	(11,386)	(1)%
Operating income	$120,950	$123,037	$(2,087)	(2)%
Transactions processed (billions)	3.86	3.12	1	24%

Revenues

epay Segment total revenues were $998.0 million for the year ended December 31, 2022, a decrease of ($13.5) million or (1%) compared to the same period in 2021. Foreign currency movements decreased revenues by approximately ($95.3) million for the year ended December 31, 2022, compared to the same period in 2021. The decrease in revenues due to foreign currency movements was offset by an increase in revenues of $81.8 million due to increase in transaction volumes in all markets where we operate. Revenues per transaction decreased to $0.03 for the year ended December 31, 2022, compared to $0.04 for the same period in 2021. The decrease in revenues per transaction was primarily driven by the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $753.1 million for the year ended December 31, 2022, a decrease of ($7.7) million or (1%) compared to the same period in 2021. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs was primarily due to foreign currency movements of approximately ($69.8) million offset by the increase in cost for transaction volumes of low-value mobile top-up transactions and an increase in retailer commissions.

Gross profit

Gross profit was $244.9 million for the year ended December 31, 2022, a decrease of ($5.7) million or (2%) compared to $250.6 million for the same period in 2021. Gross margin decreased to 24.5% for the year ended December 31, 2022, compared to 24.8% for the same period in 2021. The decrease in gross profit and gross margin was primarily driven by foreign currency movements.

Salaries and benefits

Salaries and benefits expenses were $81.7 million for the year ended December 31, 2022, an increase of $2.2 million or 3% compared to the same period in 2021. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expense. Foreign currency movements in the countries where we employ our workforce offset these increases by ($7.7) million for the year ended December 31, 2022, compared to the same period in 2021. As a percentage of revenues, these expenses increased to 8.2% for the year ended December 31, 2022, compared to 7.9% for the year ended December 31, 2021.

Selling, general and administrative

Selling, general and administrative expenses were $36.0 million for the year ended December 31, 2022, a decrease of ($3.6) million or (9%) compared to the same period in 2021. Foreign currency movements decreased these expenses by ($3.5) million for the year ended December 31, 2022, compared to the same period in 2021. As a percentage of revenues, these expenses decreased to 3.6% for the year ended December 31, 2022, compared to 3.9% for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expenses were $6.2 million for the year ended December 31, 2022, a decrease of ($2.3) million or (27%) compared to the same period in 2021. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.6% for the year ended December 31, 2022, compared to 0.8% for the same period in 2021.

Operating income

epay Segment operating income was $121.0 million for the year ended December 31, 2022, a decrease of ($2.1) million or (2%) compared to the same period in 2021. Operating margin decreased to 12.1% for the year ended December 31, 2022, compared to 12.2% for the same period in 2021. Operating income per transaction was $0.03for the year ended December 31, 2022, compared to $0.04 for the same period 2021. The decrease in operating income was due to foreign currency movements and the decrease in operating margin was primarily due to an increase in the number of low-margin digital transactions.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2022and 2021:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,444,304	$1,400,957	$43,347	3%
Operating expenses:
Direct operating costs	796,951	793,218	3,733	0%
Acquired contract cost impairment	—	38,634	(38,634)	n/a
Salaries and benefits	277,012	255,816	21,196	8%
Selling, general and administrative	182,360	157,955	24,405	15%
Depreciation and amortization	33,727	35,739	(2,012)	(6)%
Total operating expenses	1,290,050	1,281,362	8,688	1%
Operating income	$154,254	$119,595	$34,659	29%
Transactions processed (millions)	147.9	135.1	13	9%

Revenues

Money Transfer Segment total revenues were $1,444.3 million for the year ended December 31, 2022, an increase of $43.3 million or 3% compared to the same period in 2021. The increase in revenues was primarily due to 13% growth in US-outbound transactions, 13% growth in international-originated money transfers - which included 13% growth in transfers initiated largely in Europe and 14% growth in transfers initiated in the Middle-East and Asia and 25% growth in xe transactions, partially offset by a 17% decline in the intra-US business. These transaction growth rates include 38% growth in direct-to-consumer digital transactions. Revenues per transaction decreased to $9.77for the year ended December 31, 2022, compared to $10.37 for the same period in2021. Foreign currency movements decreased revenues by approximately ($86.1) million for the year ended December 31, 2022, compared to the same period in 2021.

Direct operating costs

Money Transfer Segment direct operating costs were $797.0 million for the year ended December 31, 2022, an increase of $3.7 million compared to the same period in 2021. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and corresponding increase in agent commissions. Foreign currency movements decreased direct operating costs by approximately ($42.9) million for the year ended December 31, 2022, compared to the same period in 2021.

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

Gross profit

Gross profit was $647.4 million for the year ended December 31, 2022, an increase of $39.6 million or 7% compared to $607.7 million for the same period in 2021. Gross margin increased to 44.8% for the year ended December 31, 2022, compared to 43.4% for the same period in 2021. The increase in gross profit was primarily attributable to the increase in transaction volume for the year ended December 31, 2022.

Salaries and benefits

Salaries and benefits expenses were $277.0 million for the year ended December 31, 2022, an increase of $21.2 million or 8% compared to the same period in 2021. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. Foreign currency movements in the countries where we employ our workforce decreased these expenses by ($15.1) million for the year ended December 31, 2022, compared to the same period in 2021. As a percentage of revenues, these expenses increased to 19.2% for the year ended December 31, 2022, compared to 18.3% for the same period in 2021.

Selling, general and administrative

Selling, general and administrative expenses were $182.4 million for the year ended December 31, 2022, an increase of $24.4 million or 15% compared to the same period in 2021. The increase in these expenses was primarily driven by an increase in marketing expenses, professional fees and travel related expenses. Foreign currency movements decreased these expenses by ($8.9) million for the year ended December 31, 2022, compared to the same period in 2021. As a percentage of revenues, these expenses increased to 12.6% for the year ended December 31, 2022, compared to 11.3% for the same period in 2021.

Depreciation and amortization
Depreciation and amortization expenses were $33.7 million for the year ended December 31, 2022, a decrease of ($2.0) million or (6%) compared to the same period in 2021. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.3% for the year ended December 31, 2022, compared to 2.6% for the same period in 2021.
Operating income
Money Transfer Segment operating income was $154.3 million for the year ended December 31, 2022, an increase of $34.7 million or 29% compared to the same period in 2021. Operating margin increased to 10.7% for the year ended December 31, 2022, compared to 8.5% for the same period in 2021. Operating income per transaction increased to $1.04 for the year ended December 31, 2022, compared to $0.89 for the same period in 2021. The increase in operating income, operating margin and operating income per transaction for the year ended December 31, 2022 compared to the same period in 2021 was primarily driven by the increase in transaction volume, specifically the higher margin transactions for US outbound and international-originated money transfers, and the impairment of the contract assets in 2021, partially offset by the increase in agent commissions, and an increase in headcount to support the growth of the business.
Corporate Services
The following table summarizes the results of operations for Corporate Services for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$63,549	$50,988	$12,561	25%
Selling, general and administrative	9,758	6,582	3,176	48%
Depreciation and amortization	427	545	(118)	(22)%
Total operating expenses	$73,734	$58,115	$15,619	27%

Corporate operating expenses

Total Corporate operating expenses were $73.7 million for the year ended December 31, 2022, an increase of $15.6 million or 27%, compared to the same period in 2021. The increase was primarily due to a $7.6 million increase in share based compensation and a $4.8 million increase in bonuses as a result of improved performance for the year ended December 31, 2022, compared to the same period in 2021.

Other Expense, Net

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in thousands)	2022	2021	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$2,066	$664	$1,402	211%
Interest expense	(37,585)	(38,198)	613	(2)%
Foreign currency exchange loss, net	(28,175)	(10,866)	(17,309)	159%
Other gains, net	950	59	891	1,510%
Other expense, net	$(62,744)	$(48,341)	$(14,403)	30%

Foreign currency exchange loss, net

Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of remeasurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the remeasurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is composed of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.

We recorded a net foreign currency exchange loss of $28.2 million for the year ended December 31, 2022, compared to a net foreign currency exchange loss of $10.9 million for the same period in 2021. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in thousands)	2022	2021
Income before income taxes	$322,595	$135,675
Income tax expense	(91,853)	(65,088)
Net income	$230,742	$70,587
Effective income tax rate	28.5%	48.0%
Income before income taxes	$322,595	$135,675
Adjust: Acquired contract cost impairment	—	(38,634)
Adjust: Other gains, net	950	59
Adjust: Foreign currency exchange (loss) gain, net	(28,175)	(10,866)
Income before income taxes, as adjusted	$349,820	$185,116
Income tax expense	$(91,853)	$(65,088)
Adjust: Income tax benefit attributable to foreign currency exchange loss, net	(12,487)	1,716
Income tax expense, as adjusted	$(79,366)	$(66,804)
Effective income tax rate, as adjusted	22.7%	36.1%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 28.5% and 48.0% for the years ended December 31, 2022 and 2021, respectively. The effective income tax rates were significantly influenced by the impact of acquired contract cost impairment, and foreign currency exchange gains (losses). Excluding foreign currency exchange gains (losses), and acquired contract cost impairment items from pre-tax income, as well as the related tax effects for these items, our adjusted effective income tax rates were 22.7% and 36.1% for the years ended December 31, 2022 and 2021, respectively.

The effective income tax rate, as adjusted, for 2022 was higher than the applicable statutory income tax rate of 21% as a result of the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and certain foreign earnings being subject to higher local statutory tax rates. The effective income tax rate, as adjusted, was offset by a decrease in the valuation allowance related to the projected utilization of U.S. tax benefits.  The effective income tax rate, as adjusted, for 2021 was higher than the applicable statutory income tax rate of 21% primarily because of an increase in the valuation allowance related to the projected utilization of U.S. tax benefits, the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and certain foreign earnings being subject to higher local statutory tax rates.  We determine income tax expense based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws, and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contract and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.

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

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $42.8 million as of December 31, 2022. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

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

Net Income (Loss) Attributable to Euronet

Net income attributable to Euronet was $231.0 million for the year ended December 31, 2022, an increase of $160.3 million compared to net income in the same period in 2021. For the year ended December 31, 2022, the increase in net income was primarily attributable to the $245.4 million increase in gross profit driven by an increase in transaction volumes across all three segments, an $38.6 million decrease in contract asset impairment,  partially offset by an $49.4 million increase in salaries and benefits, a $26.8 million increase in income tax expense, a $33.2 million increase in selling, general and administrative expenses, and a $46.1 million increase in foreign currency exchange losses.

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

We recorded a net loss on translation adjustments of $78.4 millionfor2022and a net loss of $78.5 million for 2021. In 2021 and  2022, the U.S. dollar strengthened compared to key foreign currencies, resulting in translation losses which were recorded in comprehensive (loss) income.

Liquidity and Capital Resources

Working capital

As of December 31, 2022, we had working capital of $1,372.6 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,455.8 million as of December 31, 2021. The decrease in working capital was due to several changes in working capital line items, mainly due to 2022 ending in the weekend, which impacts funding needs for our agents. Our ratio of current assets to current liabilities was 1.58 and 1.79 at December 31, 2022 and December 31, 2021, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2022, we had approximately $515.6 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash decreased $27.8 million from $543.4 million as of December 31, 2021 to $515.6 million as of December 31, 2022.

The Company has $1,131.2 million of unrestricted cash as of December 31, 2022 compared to $1,260.5 million as of December 31, 2021. The decrease in unrestricted cash was primarily due to the $175.0 million of shares repurchased under the stock repurchase programs, the acquisition of the Piraeus Bank Merchant Acquiring business of Piraeus Bank for $343.0 million (see Note 6, Acquisitions, to our Consolidated Financial Statements for additional information) and $109.1 million of capital expenditures, partially offset by the $750.4 million of cash provided by operating activities and an increase in borrowings of $171.4 million. Including the $515.6 million of cash in ATMs at December 31, 2022, the Company has access to $1,990.9 million in available cash, and $740.6 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

We had cash, cash equivalents and restricted cash of $1,990.9 million as of December 31, 2022, of which $1,533.0 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2022and2021(in thousands):

	Year Ended December 31,
Liquidity	2022	2021
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$748,290	$406,576
Investing activities	(453,776)	(98,109)
Financing activities	(1,154)	(212,236)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(388,602)	(109,637)
(Decrease) in cash and cash equivalents and restricted cash	$(95,242)	$(13,406)

Operating cash flow

Cash flows provided by operating activities were $748.3 million for the year ended December 31, 2022 compared to $406.6 million for the same period in 2021. The increase in operating cash flows was primarily due to the increase in net income and fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment.

Investing activity cash flow

Cash flows used in investing activities were $453.8 million for the year ended December 31, 2022 compared to $98.1 million for the same period in 2021. We used $109.1 million for purchases of property and equipment for the year ended December 31, 2022 compared to $92.2 million for the same period in 2021 and $343.0 million for the acquisition of Piraeus Bank Merchant Acquiring business of Piraeus Bank. There were no acquisitions in 2021.

Financing activity cash flow

Cash flows used in financing activities were $1.2 million for the year ended December 31, 2022 compared to $212.2 million for the same period in 2021. The decrease in cash used in financing activities was primarily the result of the $171.4 million net borrowings on debt obligations for the year ended December 31, 2022 compared to $13.0 million for the same period in 2021. We repurchased $175.0 million of common stock during the year ended December 31, 2022 compared to repurchases of $229.9 million for the same period in 2021. We received proceeds of $9.1 million and $10.8 million during the year ended December 31, 2022 and 2021, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Other sources of capital

Credit Facility - On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027. The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling.  The Credit Facility allows for borrowings in British pounds sterling,  euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is initially 1.25% including the facility fee. As of December 31, 2022 and 2021, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $54.6 million and $57.3 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2022 and 2021, the stand-by letters of credit interest charges were each 1.1% per annum. Borrowing capacity under the Credit Facility as of December 31, 2022 was $740.6 million.

Uncommitted Line of Credit - On June 24, 2022, the Company entered into an Uncommitted Loan Agreement for $150 million, for the sole purpose of providing vault cash for ATMs, that expires no later than June 23, 2023. The loan was fully repaid and there was no balance at December 31, 2022. The loan was either a Prime rate loan, a Bloomberg Short-term Bank Yield rate loan or bears interest at the rate agreed to by the bank and the Company at the time such loan is made. The weighted average interest rate from the loan inception date to December 31, 2022 was 2.76%.

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

Senior Notes - On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2022, the Company has outstanding €600 million ($642.1 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2022, the Company had $4.1 million of unamortized debt issuance costs related to the Senior Notes.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.2 million and $0.9 million outstanding under these other obligation arrangements as of  December 31, 2022 and December 31, 2021.
Other uses of capital

Capital expenditures and needs— Total capital expenditures for 2022 were $104.3 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2023 are currently estimated to be approximately $100 million to $110 million.

Contractual lease obligations— The Company has entered into contractually binding operating and finance lease commitments to operate the business. Operating lease expenses were $51.0 million and $55.6 million for the years ended December 31, 2022 and 2021, respectively. Finance lease expenses were not material for 2022 or 2021. For additional information on operating and finance lease obligations, see Note 13, Leases, to the Consolidated Financial Statements.

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

Share repurchase plan

On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. For the year ended December 31, 2022, the Company repurchased 1.6 million shares under the repurchase program at a weighted average purchase price of $106.71 for a total value of $175.0 million. On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024.  Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Inflation and functional currencies

Generally, the countries in which we operate have experienced low and stable inflation in recent years, further the local currency in each of these markets is the functional currency. Currently, we do not believe that inflation will have a significant effect on our results of operations or financial position. We continually review inflation and the functional currency in each of the countries where we operate.

Off-balance sheet arrangements

We have certain significant off-balance sheet items described in Note 20, Commitments, to the Consolidated Financial Statements. On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2022.

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

Accounting for income taxes

The deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the asset and liability method prescribed under ASC Topic 740,Income Taxes("ASC 740"). This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The consolidated statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.

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

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 14, Income Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $265.0 million as of December 31, 2022, partially offset by a valuation allowance of $90.4 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2022. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

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

Business combinations

In accordance with ASC Topic 805,Business Combinations("ASC 805"), we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our finite-intangible assets, as a part of our long-lived assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

As of December 31, 2022, the Consolidated Balance Sheet includes goodwill of $828.3 million and acquired intangible assets, net of accumulated amortization, of $188.3 million. For the year ended December 31, 2022, no impairment of goodwill or acquired intangible assets has been identified.

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; inflation; the war in Ukraine and the related economic sanctions; our ability to successfully integrate the operations of Piraeus Merchant Services; the effects in Europe of the U.K.'s departure from the E.U. and economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer privacy and data protection and the European Union's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2022, our total debt outstanding, excluding unamortized debt issuance costs, was $1,622.1 million. Of this amount, $525 million, or 32% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2022, the fair value of our fixed rate Convertible Notes was $525.0 million, compared to a carrying value of $520.8 million. Further, as of December 31, 2022, we had $454.8 million outstanding under our Credit Facility, or28% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest as of December 31, 2022, was based on Secured Overnight Financing Rate (SOFR) that reset at various intervals of less than one year. Additionally, $642.1 million, or 40% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2022, the fair value of our fixed rate Senior Notes was $568.9 million, compared to a carrying value of $642.1 million. The remaining $0.2 million, or less than 0% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of  December 31, 2022, we had approximately $4.3 million of finance leases with fixed payment and interest terms that expire between the years of2023 and2027.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the years ended December 31, 2022 and2021,75% and73%of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2022, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $110 million to $115 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive (loss) income of approximately ($110) million to ($115) million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of December 31, 2022, we had foreign currency derivative contracts outstanding with a notional value of $398.6 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of December 31, 2022, we held foreign currency derivative contracts outstanding with a notional value of $1.0 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2022, the Company had foreign currency forward contracts outstanding with a notional value of $228.4 million, primarily in euros.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the Euronet Merchant Services Payment Institution S.M.S.A (formerly the Merchant Acquiring Business of Piraeus Bank) during 2022 and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, Euronet Merchant Services Payment Institution S.M.S.A. internal control over financial reporting associated with total assets of $520.8 million and total revenues of $88.8 million included in the consolidated financial statements of the company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Euronet Merchant Services Payment Institution S.M.S.A.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2022 due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company earned $3.4 billion of revenue in 2022. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in approximately 200 countries through 66 different business offices in 43 countries within 3 different reportable operating segments.

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

Kansas City, Missouri

February 22, 2023

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,131,207	$1,260,466
ATM cash	515,643	543,422
Restricted cash	7,374	3,693
Settlement assets	1,442,692	1,102,389
Trade accounts receivable, net of credit loss allowance of $4,021 and $4,469	270,828	203,010
Prepaid expenses and other current assets	358,929	195,443
Total current assets	3,726,673	3,308,423
Operating right of use lease assets	149,667	161,494
Property and equipment, net of accumulated depreciation of $576,433 and $532,631	336,601	345,381
Goodwill	828,344	641,605
Acquired intangible assets, net of accumulated amortization of $199,237 and $185,054	188,275	97,793
Other assets, net of accumulated amortization of $68,015 and $62,349	174,073	189,580
Total assets	$5,403,633	$4,744,276
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,442,692	$1,102,389
Trade accounts payable	222,448	193,529
Accrued expenses and other current liabilities	505,685	367,692
Current portion of operating lease obligations	50,183	52,136
Short-term debt obligations and current maturities of long-term debt obligations	149	821
Income taxes payable	67,534	59,037
Deferred revenue	65,380	77,037
Total current liabilities	2,354,071	1,852,641
Debt obligations, net of current portion	1,609,098	1,420,085
Operating lease obligations, net of current portion	102,649	111,355
Deferred income taxes	28,372	46,505
Other long-term liabilities	65,037	58,166
Total liabilities	4,159,227	3,488,752
Equity:
Euronet Worldwide, Inc. stockholders' equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; 0 issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,091,387 and 63,779,009	1,282	1,275
Additional paid-in capital	1,251,837	1,274,118
Treasury stock, at cost, shares issued 14,269,645 and 12,631,125	(1,105,813)	(931,212)
Retained earnings	1,348,266	1,083,882
Accumulated other comprehensive loss	(250,989)	(172,582)
Total Euronet Worldwide, Inc. stockholders' equity	1,244,583	1,255,481
Noncontrolling interests	(177)	43
Total equity	1,244,406	1,255,524
Total liabilities and equity	$5,403,633	$4,744,276

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$3,358,741	$2,995,443	$2,482,700
Operating expenses:
Direct operating costs	2,018,127	1,900,267	1,576,699
Acquired contract cost impairment	—	38,634	—
Salaries and benefits	534,238	484,839	404,142
Selling, general and administrative	285,173	251,933	221,614
Goodwill and acquired intangible assets impairment	—	—	106,602
Depreciation and amortization	135,864	135,754	127,021
Total operating expenses	2,973,402	2,811,427	2,436,078
Operating income	385,339	184,016	46,622
Other income (expense):
Interest income	2,066	664	1,040
Interest expense	(37,585)	(38,198)	(36,604)
Foreign currency exchange (loss) gain, net	(28,175)	(10,866)	(3,756)
Other gains (losses), net	950	59	869
Other expense, net	(62,744)	(48,341)	(38,451)
Income before income taxes	322,595	135,675	8,171
Income tax expense	(91,853)	(65,088)	(11,475)
Net income (loss)	230,742	70,587	(3,304)
Less: Net loss (income) attributable to noncontrolling interests	252	140	(95)
Net income (loss) attributable to Euronet Worldwide, Inc.	$230,994	$70,727	$(3,399)

Earnings (loss) per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$4.60	$1.34	$(0.06)
Diluted	$4.41	$1.32	$(0.06)

Weighted average shares outstanding:
Basic	50,175,614	52,585,674	52,659,551
Diluted	53,463,308	53,529,576	52,659,551

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$230,742	$70,587	$(3,304)
Other comprehensive (loss) income
Translation adjustment	(78,375)	(78,466)	70,794
Comprehensive (loss) income	152,367	(7,879)	67,490
Comprehensive loss (income) attributable to noncontrolling interests	(220)	238	(213)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$152,147	$(7,641)	$67,277

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
	Number of Shares Outstanding (Common and Treasury)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2019	54,220,854	$1,256	$1,190,058	$(463,704)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	608,878	11	16,437	435
Share-based compensation	—	—	21,951	—
Repurchase of shares	(2,095,683)	—	—	(239,763)
Balance as of December 31, 2020	52,734,049	1,267	1,228,446	(703,032)
Net (loss) income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	413,835	8	9,132	(416)
Share-based compensation	—	—	36,540	—
Repurchase of shares	(2,000,000)	—	—	(227,764)
Balance as of December 31, 2021	51,147,884	1,275	1,274,118	(931,212)
Net income (loss)	—	—	—	—
Other comprehensive loss	—	—	—	—
Adoption of ASU-2020-60 on Convertible bond	—	—	(74,080)	—
Stock issued under employee stock plans	314,358	7	7,699	350
Share-based compensation	—	—	44,100	—
Repurchase of shares	(1,639,535)	—	—	(174,951)
Balance as of December 31, 2022	49,822,707	$1,282	$1,251,837	$(1,105,813)
See accompanying notes to the Consolidated Financial Statements.
62

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$1,016,554	$(164,890)	$68	$1,579,342
Net income (loss)	(3,399)	—	95	(3,304)
Other comprehensive income	—	70,676	118	70,794
Stock issued under employee stock plans	—	—	—	16,883
Share-based compensation	—	—	—	21,951
Repurchase of shares	—	—	—	(239,763)
Balance as of December 31, 2020	1,013,155	(94,214)	281	1,445,903
Net (loss) income	70,727	—	(140)	70,587
Other comprehensive loss	—	(78,368)	(98)	(78,466)
Stock issued under employee stock plans	—	—	—	8,724
Share-based compensation	—	—	—	36,540
Repurchase of shares	—	—	—	(227,764)
Balance as of December 31, 2021	1,083,882	(172,582)	43	1,255,524
Net income (loss)	230,994	—	(252)	230,742
Other comprehensive loss	—	(78,407)	32	(78,375)
Adoption of ASU-2020-06 on Convertible bond	33,390	—	—	(40,690)
Stock issued under employee stock plans	—	—	—	8,056
Share-based compensation	—	—	—	44,100
Repurchase of shares	—	—	—	(174,951)
Balance as of December 31, 2022	$1,348,266	$(250,989)	$(177)	$1,244,406
See accompanying notes to the Consolidated Financial Statements.
63

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$230,742	$70,587	$(3,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,864	135,754	127,021
Share-based compensation	44,100	36,540	21,951
Unrealized foreign exchange loss (gain), net	28,175	10,866	3,756
Non-cash impairment of goodwill and acquired intangible assets	—	—	106,602
Deferred income taxes	7,885	(2,255)	(23,946)
Accretion of convertible debt discount and amortization of debt issuance costs	3,741	20,239	18,924
Changes in working capital, net of amounts acquired:
Income taxes payable, net	10,805	23,912	(16,823)
Trade accounts receivable, including amounts in settlement assets	(299,409)	(107,478)	63,629
Prepaid expenses and other current assets, including amounts in settlement assets	(192,591)	93,475	(168,256)
Trade accounts payable, including amounts in settlement obligations	178,052	(33,218)	88,687
Deferred revenue	(8,389)	7,472	10,945
Accrued expenses and other current liabilities, including amounts in settlement obligations	608,252	93,040	118,618
Changes in non-current assets and liabilities	1,063	57,642	(94,299)
Net cash provided by operating activities	748,290	406,576	253,505
Cash flows from investing activities:
Acquisitions, net of cash acquired	(342,951)	—	(1,100)
Purchases of property and equipment and proceeds of sale property and equipment	(104,257)	(92,207)	(97,628)
Purchases of other long-term assets	(7,728)	(7,752)	(7,770)
Other, net	1,160	1,850	967
Net cash used in investing activities	(453,776)	(98,109)	(105,531)
Cash flows from financing activities:
Proceeds from issuance of shares	9,081	10,848	18,101
Repurchase of shares	(175,965)	(229,877)	(241,518)
Borrowings from revolving credit agreements	7,904,600	5,074,000	3,113,800
Repayments of revolving credit agreements	(7,733,200)	(5,061,000)	(2,843,400)
Net borrowings (repayments) from short-term debt obligations	1,193	52	(5,157)
Debt issuance costs	(3,014)	—	—
Other, net	(3,849)	(6,259)	(6,428)
Net cash (used in) provided by financing activities	(1,154)	(212,236)	35,398
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(388,602)	(109,637)	98,757
(Decrease) increase in cash and cash equivalents and restricted cash	(95,242)	(13,406)	282,129
Cash and cash equivalents and restricted cash at beginning of period	2,086,102	2,099,508	1,817,379
Cash and cash equivalents and restricted cash at end of period	$1,990,860	$2,086,102	$2,099,508

Supplemental Cash Flow Disclosures:
Interest paid during the period	$29,067	$18,503	$17,319
Income taxes paid during the period	$86,208	$48,688	$60,170

See accompanyingnotes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Euronet Worldwide, Inc. (the "Company" or "Euronet") was established as a Delaware corporation on December 13, 1996 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading financial technology solutions and payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and international payment services.

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

Depreciation is generally calculated using the straight-line method over the estimated useful lives of the respective assets.

Depreciation and amortization rates are generally as follows:

ATMs or ATM upgrades	5 - 8 years
Computers and software	3 - 5 years
POS terminals	3 - 5 years
Vehicles and office equipment	3 - 10 years
Leasehold improvements	Over the lesser of the lease term or estimated useful life

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

ASC Topic 340, Other Assets and Deferred Costs("ASC 340") requires the deferral of incremental costs to fulfill customer contracts, known as contract assets, which are then amortized to expense as part of direct operating costs over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2022 and 2021, we had $78.9 million and $96.4 million, respectively, of deferred contract costs. For the years ended December 31, 2022, 2021 and 2020, we had $22.1 million, $33.3 million and $17.2 million of amortization related to these costs, respectively.  On a quarterly basis we evaluate the carrying amount of contract assets recognized to determine if there are contracts that may have a carrying amount in excess of the remaining future consideration to be received from the contract. During the fourth quarter of 2021, we identified certain contract assets that had carrying balances greater than the estimated remaining cash flows in the contracts and recorded a corresponding $38.6 million non-cash impairment. The impairment charge is the result of lower-than-expected customer transaction volume related to these specific contracts, stemming primarily from COVID-19 related disruptions. This non-cash impairment charge is included in the Money Transfer Segment.

Convertible notes

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

epay- Revenue generated in the epay Segment is primarily derived from commissions or processing fees associated with distribution and/or processing of prepaid mobile airtime and digital media products. These fees and commissions are received from mobile operators, content vendors or distributors or from retailers. Commissions are recognized as revenue during the period in which the Company provides the service. The portion of the commission that is paid to retailers is generally recorded as a direct operating cost. In selling certain products, the Company is the principle obligor in the arrangements; accordingly, the gross sales value of the products is recorded as revenue and the purchase cost as direct operating cost. Transactions are processed through a network of POS terminals and direct connections to the electronic payment systems of retailers. Transaction processing fees are recognized at the time the transactions are processed.

Money Transfer- Revenues for money transfer and other services represent a transaction fee in addition to a margin earned from purchasing currency at wholesale exchange rates and selling the currency to customers at retail exchange rates. Revenues and the associated direct operating cost are recognized at the time the transaction is processed. The Company has origination and distribution agents in place, which each earn a fee for the respective service. These fees are reflected as direct operating costs.

Revenues

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the year ended December 31, 2022 was primarily driven by $44.3 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, partially offset by $55.5 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

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

	For the Year Ended December 31, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$716,348	$658,292	$581,851	$1,956,491
North America	69,276	133,356	700,113	902,745
Asia Pacific	133,908	154,993	107,511	396,412
Other	4,676	51,368	54,829	110,873
Eliminations	—	—	—	(7,780)
Total	$924,208	$998,009	$1,444,304	$3,358,741

	For the Year Ended December 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$420,181	$669,297	$576,640	$1,666,118
North America	63,368	139,759	667,738	870,865
Asia Pacific	107,020	158,122	105,086	370,228
Other	569	44,304	51,493	96,366
Eliminations	—	—	—	(8,134)
Total	$591,138	$1,011,482	$1,400,957	$2,995,443

	For the Year Ended December 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Total
Europe	$313,953	$561,514	$449,299	$1,324,766
North America	56,447	144,613	577,845	778,905
Asia Pacific	98,313	100,917	124,413	323,643
Other	13	28,473	32,292	60,778
Eliminations	—	—	—	(5,392)
Total	$468,726	$835,517	$1,183,849	$2,482,700

(4) Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers and from merchants for unsettled prepaid transactions. The Company records corresponding settlement obligations relating to accounts payable. Settlement assets consist of cash and cash equivalents, restricted cash, accounts receivable and prepaid expenses and other current assets. The settlement cash held at the Company is primarily generated from the monies remitted by consumers through Company agents and financial institutions in payment of the face value of the payment service or foreign currency purchased and the related fees charged to purchase the currency. The Company uses its cash and cash equivalents to pay the face value of the payment service product upon presentation by the recipient. Cash received by Company agents and merchants generally becomes available to the Company within two weeks after initial receipt by the business partner. Receivables from business partners represent funds collected by such business partners that are in transit to the Company.

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

(in thousands)	As of December 31, 2022	As of December 31, 2021
Settlement assets:
Settlement cash and cash equivalents	$242,621	$203,624
Settlement restricted cash	94,015	74,897
Account receivables, net of credit loss allowance of $32,989 and $27,341	887,616	619,738
Prepaid expenses and other current assets	218,440	204,130
Total settlement assets	$1,442,692	$1,102,389
Settlement obligations:
Trade account payables	$655,124	$461,135
Accrued expenses and other current liabilities	787,568	641,254
Total settlement obligations	$1,442,692	$1,102,389

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.
	As of
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,131,207	$1,260,466	$1,420,255
Restricted cash	7,374	3,693	3,334
ATM cash	515,643	543,422	411,054
Settlement cash and cash equivalents	242,621	203,624	188,191
Settlement restricted cash	94,015	74,897	76,674
Cash and cash equivalents and restricted cash at end of period	$1,990,860	$2,086,102	$2,099,508

(5) Stockholders' Equity

Earnings Per Share

Basic earnings per share has been computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing diluted earnings by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company's Common Stock, assumed vesting of restricted stock and the assumed conversion of the Company's convertible debt.

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2022	2021	2020
Computation of diluted earnings:
Net income (loss)	$230,994	$70,727	$(3,399)
Add: Interest expense from assumed conversion of convertible notes, net of tax	4,704	—	—
Net income (loss) for diluted earnings per share calculation	$235,698	$70,727	$(3,399)

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	50,175,614	52,585,674	52,659,551
Incremental shares from assumed exercise of stock options and vesting of restricted stock	505,876	943,902	—
Incremental shares from assumed conversion of convertible debt	2,781,818	—	—
Diluted weighted average shares outstanding	53,463,308	53,529,576	52,659,551

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2022, 2021 and 2020 of approximately 1,975,000, 1,668,000 and 2,073,000, respectively.

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

Share repurchases

On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. For the year ended December 31, 2022, the Company repurchased 1.6 million shares under the repurchase program at a weighted average purchase price of $106.71 for a total value of $175.0 million. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Preferred Stock

The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.

Accumulated other comprehensive loss

As of December 31, 2022 and 2021, accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $78.4 million, a loss of $78.5 million and a gain of $70.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020.

Dividends

No dividends were paid on any class of the Company's stock during 2022, 2021, and 2020.

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

The purchase price was €317.8 million, or approximately $350.6 million, which includes $331 million cash paid at closing, $4.4 million cash paid for surplus working capital and $15.2 million of estimated contingent consideration for a ten-year earn out contingent on performance targets outlined in the commercial framework agreement. The contingent consideration is related to a percentage of the net fee income received during the ten-year period of the commercial framework agreement and there is no contractual maximum amount of consideration under this agreement.

The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition in the EFT Processing Segment.

The following table presents the final fair value that was allocated to PBMA's Euronet Merchant Services' (EMS) assets and liabilities based upon fair values as determined by the Company. The valuation process to determine the fair values is complete. For the year ended December 31, 2022, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the effective time of the acquisition. These adjustments primarily included an adjustment to the accrued expenses and other current liabilities related to the surplus working capital of $4.4 million and some other immaterial adjustments.

(in thousands)	As of March 15, 2022
Other current assets	$1,754
Settlement assets	77,643
Property and equipment	5,735
Intangible assets	122,455
Total assets acquired	$207,587

Trade accounts payable	$(2,155)
Settlement liabilities	(65,851)
Accrued expenses and other current liabilities	(1,313)
Deferred revenue	(332)
Other long-term liabilities	(100)
Total liabilities assumed	$(69,751)

Goodwill	212,736

Net assets acquired	$350,572

The fair value measurements of intangible assets were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets, projections of revenues and cash flows, and customer attrition rates, among others.

We acquired a customer relationship intangible asset with a fair value of $112.2 million that is being amortized on a straight-line basis over 15 years and a contract related intangible asset of $10.3 million that is being amortized on a straight-line basis over 10 years.

Goodwill, with a value of $212.7 million, arising from the acquisition was included in the EFT Processing Segment. The factors that make up goodwill include synergies from combining PBMA operations and intangible assets that do not qualify for separate recognition. Goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

The results of PBMA operations are included in our consolidated results of operation, as part of our EFT Processing business segment, beginning on March 16, 2022. For the period beginning on the acquisition date through December 31, 2022, PBMA had $88.8 million in revenue. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.

Other

The Company completed one additional acquisition in 2022 for immaterial amounts.

(7) Restricted Cash

The restricted cash balances as of December 31, 2022 and 2021 were as follows:

	As of December 31,
(in thousands)	2022	2021
Cash held in trust and/or cash held on behalf of others	$7,374	$3,693
Restricted cash	$7,374	$3,693

Cash held in trust and/or cash held on behalf of others	$80,563	$62,077
Collateral on bank credit arrangements and other	13,452	12,820
Restricted cash included within settlement assets	$94,015	$74,897

Total Restricted Cash	$101,389	$78,590

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

(8) Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2022 and 2021 are as follows:

	As of December 31,
(in thousands)	2022	2021
ATMs	$578,130	$560,310
POS terminals	41,486	31,321
Vehicles and office equipment	76,317	75,331
Computers and software	216,450	210,363
Land and buildings	651	687
	913,034	878,012
Less accumulated depreciation	(576,433)	(532,631)
Total	$336,601	$345,381

Depreciation expense related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2022, 2021 and 2020 was $101.5 million, $104.7 million and $96.1 million, respectively.

(9)  Goodwill and Acquired Intangible Assets, Net

The following table summarizes intangible assets as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$279,055	$(116,986)	$176,024	$(103,713)
Trademarks and trade names	43,942	(33,733)	45,445	(32,596)
Software	54,584	(48,394)	60,118	(47,485)
Non-compete agreements	9,931	(124)	1,260	(1,260)
Total	$387,512	$(199,237)	$282,847	$(185,054)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2022 and 2021:

(in thousands)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2021	$121,883	$665,821	$787,704
Increases (decreases):
Amortization	(23,059)	—	(23,059)
Other (primarily changes in foreign currency exchange rates)	(1,031)	(24,216)	(25,247)
Balance as of December 31, 2021	97,793	641,605	739,398
Increases (decreases):
Acquisitions (see footnote 6)	124,755	224,296	349,051
Amortization	(26,990)	—	(26,990)
Other (primarily changes in foreign currency exchange rates)	(7,283)	(37,557)	(44,840)
Balance as of December 31, 2022	$188,275	$828,344	$1,016,619

Of the total goodwill balance of $828.3 million as of December 31, 2022, $383.7 million relates to the Money Transfer Segment, $123.1 million relates to the epay Segment and the remaining $321.5 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $27.0 million, $23.1 million and $22.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated annual amortization expense on intangible assets with finite lives as of December 31, 2022, is expected to total $24.1 million for 2023, $17.8 million for 2024, $14.6 million for 2025, $14.3 million for 2026, and $13.0 million for 2027.

(10) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2022 and 2021 were as follows:

	As of December 31,
(in thousands)	2022	2021
Accrued expenses	$311,807	$267,638
Other tax payables	80,580	17,460
Derivative liabilities	42,320	23,285
Accrued payroll expenses	67,982	55,162
Current portion of finance lease obligations	2,996	4,147
Total	$505,685	$367,692

(11) Debt Obligations

Debt obligations consist of the following as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021
Credit Facility:
Revolving credit agreement	$454,800	$283,400
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525,000	468,235

1.375% Senior Notes, due 2026	642,120	682,080

Other obligations	207	920

Total debt obligations	$1,622,127	$1,434,635
Unamortized debt issuance costs	(12,880)	(13,729)
Carrying value of debt	$1,609,247	$1,420,906
Short-term debt obligations and current maturities of long-term debt obligations	(149)	(821)
Long-term debt obligations	$1,609,098	$1,420,085

As of December 31, 2022, aggregate annual maturities of long-term debt are $0.1 million in 2023, no maturities in 2024, $525 million due in 2025, $642.1 million due in 2026, and $454.8 million thereafter. This maturity schedule reflects the revolving credit facility maturing in 2024 and the Convertible Notes maturing in 2025, coinciding with the terms of the initial put option by holders of the Convertible Notes. It also reflects the maturing of the 1.375% Senior Notes of  €600 million ($642.1million) due in 2026.

Credit Facility

On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027.

The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling.  The Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is initially 1.25% including the facility fee.

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt.  The Company was in compliance with all debt covenants as of December 31, 2022.

The interest rate of the Company's borrowings under the Credit Facility was 5.5% as of December 31, 2022.

As of December 31, 2022 and 2021, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $54.6 million and $57.3 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2022 and 2021, the stand-by letters of credit interest charges were each1.1% per annum. Borrowing capacity under the Credit Facility as of December 31, 2022 was $740.6 million.

Uncommitted Line of Credit

On May 25, 2022, the Company entered into an Uncommitted Credit Agreement for $300 million, for the sole purpose of providing vault cash for ATMs, that expired on November 30, 2022. The loan was fully repaid and there was no balance at December 31, 2022. The loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.00%. The weighted-average interest rate from the loan inception date to December 31, 2022 was 3.14%.

On June 24, 2022, the Company entered into an Uncommitted Loan Agreement for $150 million, for the sole purpose of providing vault cash for ATMs, that expires no later than June 23, 2023. The loan was fully repaid and there was no balance at December 31, 2022. The loan was either a Prime rate loan, a Bloomberg Short-term Bank Yield rate loan or bears interest at the rate agreed to by the bank and the Company at the time such loan is made. The weighted average interest rate from the loan inception date to December 31, 2022 was 2.76%.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2022 the conversion threshold was not met. On January 1, 2022, the Company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital.  ASU 2020-06 amended the accounting for convertible instruments with ASC Topic 470 Debt (See Footnote 3 for the accounting impact of adopting ASU 220-06).

Contractual interest expense for the Convertible Notes was $3.9 million, $3.9 million, and $3.9 millionfor the years ended December 31, 2022, 2021 and 2020. Accretion expense was $16.0 million and $15.3 million for the years ended December 31, 2021 and 2020. Accretion expense is no longer applicable for 2022 due to adoption of standard 2020-06. The effective interest rate was 4.4% for the year ended December 31, 2022.

1.375%Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2022, the Company has outstanding €600 million ($642.1 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2022, the Company had $4.1 million of unamortized debt issuance costs related to the Senior Notes.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2022 and 2021, borrowings under these arrangements were $0.2 million and $0.9 million, respectively. As of December 31, 2022, there was $0.1 million due in 2023 under these other obligation arrangements.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company's credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2022 and 2021, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $398.6 million and $222.1 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2022 and 2021, the Company had foreign currency forward contracts outstanding with a notional value of $228.4 million and $216.1 million, respectively, primarily in euros.

Foreign currency exchange contracts - xe Operations

xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $86.6 million, $79.5 million and $68.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. All of the derivative contracts used in the Company' s xe operations are economic hedges and are not designated as hedges under ASC 815.The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of December 31, 2022 and 2021, was approximately $1.0 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$50,248	$27,582	Other current liabilities	$(42,320)	$(23,285)

Balance Sheet Presentation

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2022 and 2021 (in thousands):

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$50,248	$—	$50,248	$(27,851)	$(4,056)	$18,341

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$27,582	$—	$27,582	$(14,875)	$(2,284)	$10,423

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of December 31, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(42,320)	$—	$(42,320)	$27,851	$4,257	$(10,212)

As of December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$(23,285)	$—	$(23,285)	$14,875	$640	$(7,770)

Income Statement Presentation

The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in thousands)		2022	2021	2020
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$2,083	$1,618	$(1,499)

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

Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for 2022 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases (with initial lease terms in excess of one year) as of December 31, 2022 are:

As of December 31, 2022
Maturity of Lease Liabilities (in thousands)	Operating Leases (1)
2023	$47,004
2024	36,508
2025	26,519
2026	18,331
2027	11,510
Thereafter	17,015
Total lease payments	156,887
Less: imputed interest	(4,055)
Present value of lease liabilities	$152,832

(1) Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Operations is summarized as follows:

Lease Expense (in thousands)	Income Statement Classification	Year ended December 31,2022	Year ended December 31,2021	Year ended December 31,2020
Operating lease expense	Selling, general and administrative and Direct operating costs	$51,031	$55,613	$83,102
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	142,613	115,963	69,711
Total lease expense		$193,644	$171,576	$152,813

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31,2022	As of December 31,2021
Weighted- average remaining lease term (years)	4.6	4.9
Weighted- average discount rate	2.27	2.24

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in thousands)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (a)	$49,739	$51,464	$79,447
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$50,032	$69,073	$77,728

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

(14) Income Taxes

The sources of income before income taxes for the years ended December 31, 2022, 2021 and 2020 are presented as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income before taxes:
United States	$(12,526)	$(4,775)	$40,323
Foreign	335,121	140,450	(32,152)
Total income before income taxes	$322,595	$135,675	$8,171

The Company's income tax expense for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current tax expense (benefit):
U.S.	$3,878	$2,810	$2,605
Foreign	80,296	59,874	39,270
Total current	84,174	62,684	41,875
Deferred tax expense (benefit):
U.S.	(7,270)	12,269	(16,100)
Foreign	14,949	(9,865)	(14,300)
Total deferred	7,679	2,404	(30,400)
Total tax expense	$91,853	$65,088	$11,475

The following is a reconciliation of the federal statutory income tax rates of 21% to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollar amounts in thousands)	2022	2021	2020
U.S. federal income tax expense at applicable statutory rate	$67,745	$28,492	$1,716
Tax effect of:
State income tax expense at statutory rates, net of U.S. federal income tax	3,666	1,516	347
Non-deductible expenses	1,698	538	1,887
Share-based compensation	1,930	(3,524)	(6,446)
Other permanent differences	(219)	(2,047)	3,828
Difference between U.S. federal and foreign tax rates	13,859	7,438	7,002
Provision in excess of statutory rates	3,592	2,879	(6,491)
Change in federal and foreign valuation allowance	(7,704)	26,673	(4,238)
Impairment of goodwill and acquired intangibles assets	—	—	22,053
GILTI, net of tax credits	9,807	3,900	—
Tax credits	(697)	(1,122)	(3,518)
Other	(1,824)	345	(4,665)
Total income tax expense	$91,853	$65,088	$11,475
Effective tax rate	28.47%	48.0%	140.4%

We calculate our provision for federal, state and foreign income taxes based on current tax law.

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Tax loss carryforwards	$64,889	$65,862
Share-based compensation	12,620	9,743
Accrued expenses	23,192	19,907
Property and equipment	10,787	11,949
Goodwill and intangible amortization	8,999	9,353
Contract costs	7,034	9,921
Intercompany notes	17,352	6,077
Accrued revenue	5,073	7,541
Tax credits	64,384	65,267
Lease accounting	40,194	42,381
Foreign exchange	2,704	8,283
Other	7,755	14,616
Total deferred tax assets	264,983	270,900
Valuation allowance	(90,369)	(100,489)
Total deferred tax assets, net of valuation allowance	174,614	170,411
Deferred tax liabilities:
Intangible assets related to purchase accounting	(12,067)	(11,763)
Goodwill and intangible amortization	(31,716)	(30,339)
Accrued expenses	(22,661)	(21,495)
Intercompany notes	(14,544)	(10,388)
Accrued interest	(26,583)	(34,175)
Capitalized research and development	(1,229)	(6,376)
Property and equipment	(14,630)	(15,597)
Accrued revenue	(2,074)	(2,073)
Lease accounting	(40,194)	(42,381)
Foreign exchange	(9,773)	(1,211)
Other	(3,533)	(3,971)
Total deferred tax liabilities	(179,004)	(179,769)
Net deferred tax liabilities	$(4,390)	$(9,358)

Net deferred tax assets of $24.0 million and $36.8 million as of December 31, 2022 and 2021, respectively, are recorded within "Other assets" on the Consolidated Balance Sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2022 are expected to be allocated to income taxes in the Consolidated Statements of Operations. As of December 31, 2022, and 2021, the Company's foreign tax loss carryforwards were $260.6 million and $267.3 million, respectively, and U.S. state tax loss carryforwards were $97.7 million and $73.7 million, respectively.

As of December 31, 2022, the Company had U.S. foreign tax credit carryforwards of $59.8 million which are largely not expected to be utilized in future periods. As of December 31, 2021, the Company had 100 U.S. foreign tax credit carryforwards of $61.6 million which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2022.

As of December 31, 2022, the Company had foreign tax net operating loss carryforwards of $260.6 million, which will expire as follows:

(in thousands)	Gross	Tax Effected
Year ending December 31,
2023	$2,244	$516
2024	2,247	503
2025	16,533	3,872
2026	17,655	4,106
2027	4,781	1,151
Thereafter	18,904	4,941
Unlimited	198,253	46,293
Total	$260,617	$61,382

In addition, the Company's state tax net operating loss carryforwards of $97.7 million will expire periodically from 2023 through 2042, U.S. foreign tax credit carryforwards of $59.8 million will expire periodically from 2023 through 2032 and U.S. federal research and expenditure credit carryforwards of $3.8 million will expire periodically from 2034 through 2041.

The Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $2,063.1 million as of December 31, 2022.

Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Beginning balance	$40,990	$39,785
Additions based on tax positions related to the current year	6,125	3,815
Additions for tax positions of prior years	258	—
Reductions for tax positions of prior years	(3,971)	(1,998)
Settlements	(586)	—
Statute of limitations expiration	—	(612)
Ending balance	$42,816	$40,990

As of December 31, 2022 and 2021, approximately $30.8 million and $29.1 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $8.3 million and $7.2 million as of December 31, 2022 and 2021, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2022:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2022
Germany	2016 through 2022
Greece	2013 through 2022
Spain	2015 through 2022
U.K.	2018 through 2022

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

The following table provides a summary of the credit loss balances and activity for the years endedDecember 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance-credit losses	$31,810	$41,727	$27,938
Additions-charged to expense	16,276	9,721	19,469
Amounts written off	(12,865)	(21,662)	(7,842)
Other (primarily changes in foreign currency exchange rates)	1,789	2,024	2,162
Ending balance-credit losses	$37,010	$31,810	$41,727

(16) Stock Plans

The Company has share-based compensation plans ("SCP") that allow it to grant restricted shares, or options to purchase shares, of common stock to certain current and prospective key employees, directors and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant. Stock options are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As ofDecember 31, 2022, the Company has approximately 4.9 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $44.1 million, $36.5 million and $22.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $3.4 million, $4.1 million and $2.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2021 (1,466,983 shares exercisable)	4,309,201	$102.19
Granted	622,722	$90.31
Exercised	(197,184)	$30.11
Forfeited/Canceled	(30,316)	$125.52
Expired	(1,018)	$23.63
Balance at December 31, 2022	4,703,405	$103.51	6.9	$26,045
Exercisable at December 31, 2022	1,514,504	$91.88	4.4	$23,497
Vested and expected to vest at December 31, 2022	4,207,661	$95.72	6.0	$25,584

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $5.9 million, $7.8 million and $15.8 million in connection with stock options exercised in the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of these options exercised was $12.8 million, $27.7 million and $41.1 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $68.1 million and will be recognized over the next 4 years, with an overall weighted-average period of 3.2 years. The following table provides the fair value of options granted under the SCP during 2022, 2021 and 2020, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model:

	Year ended December 31,
	2022	2021	2020
Volatility	42.4%	39.3%	35.6%
Risk-free interest rate - weighted average	3.97%	1.2%	0.6%
Risk-free interest rate - range	3.45% to 3.97%	0.50% to 1.21%	0.31% to 1.17%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	4.6 years	4.6 years	7.1 years
Weighted-average fair value (per option)	$37.15	$39.99	$48.21

During 2022, the Company granted approximately 411,648 options, which vest evenly over a four year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days.  Options were valued using a Monte Carlo simulation (not included in the table above). The Monte Carlo simulation calculated a fair value per option of $36.70 using the following assumptions: volatility of 42.5%, risk-free interest rate of 3.8%, and a term of 4.6 years.

During 2021, the Company granted approximately 331,000 options, which vest evenly over a four year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days.  Options were valued using a Monte Carlo simulation (not included in the table above). The Monte Carlo simulation calculated a fair value per option of $40.30 using the following assumptions: volatility of 40.0%, risk-free interest rate of 1.19%, and a term of 4.5 years.

During 2020, the Company granted 1,350,000 options, which vests each year starting in February 2023 upon the achievement of a 15% increase in the share price on the date of the grant for 30 consecutive days and a 10% increase in adjusted earnings per share Options were valued using a Monte Carlo simulation (not included in the table above). The Monte Carlo simulation calculated a fair value per option of $26.90 using the following assumptions: volatility of 37.0%, risk-free interest rate of 0.33%, and a term of 5.0 years.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions. The Company records related expense for these awards that have performance-based conditions over the vesting period when the achievement of the award is probable of occurrence.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	535,104	$127.96
Granted	270,124	$91.47
Vested	(90,986)	$39.99
Forfeited	(37,807)	$117.01
Nonvested at December 31, 2022	676,435	$115.36

The fair value of shares vested in the years ended December 31, 2022, 2021 and 2020 was $9.3 million, $13.8 million and $15.4 million, respectively. As of December 31, 2022, there was $16.8 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.87 years. As of December 31, 2022, there was $26.3 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 2.0 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2022, 2021 and 2020 was $91.47, 115.85 and $117.97 per share, respectively.

(17) Business Segment Information

Euronet's reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting("ASC 280").The Company currently operates in the following three reportable operating segments:

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

The following tables present the Company's results for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31, 2022
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$924,208	$998,009	$1,444,304	$(7,780)	$3,358,741
Operating expenses:
Direct operating costs	475,785	753,149	796,951	(7,758)	2,018,127
Salaries and benefits	111,997	81,680	277,012	63,549	534,238
Selling, general and administrative	57,049	36,006	182,360	9,758	285,173
Depreciation and amortization	95,486	6,224	33,727	427	135,864
Total operating expenses	740,317	877,059	1,290,050	65,976	2,973,402
Operating income (expense)	$183,891	$120,950	$154,254	$(73,756)	$385,339
Other income (expense)
Interest income					2,066
Interest expense					(37,585)
Foreign currency exchange loss, net					(28,175)
Other gains, net					950
Total other expense, net					(62,744)
Income before income taxes					$322,595
Segment assets as of December 31, 2022	$2,150,685	$1,173,330	$1,795,799	$283,819	$5,403,633

	For the Year Ended December 31, 2021
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$591,138	$1,011,482	$1,400,957	$(8,134)	$2,995,443
Operating expenses:
Direct operating costs	354,254	760,891	793,218	(8,096)	1,900,267
Acquired contract cost impairment	—	—	38,634	—	38,634
Salaries and benefits	98,584	79,451	255,816	50,988	484,839
Selling, general and administrative	47,832	39,602	157,955	6,544	251,933
Depreciation and amortization	90,969	8,501	35,739	545	135,754
Total operating expenses	591,639	888,445	1,281,362	49,981	2,811,427
Operating income (expense)	$(501)	$123,037	$119,595	$(58,115)	$184,016
Other income (expense)
Interest income					664
Interest expense					(38,198)
Foreign currency exchange gain, net					(10,866)
Other gains, net					59
Total other expense, net					(48,341)
Income before income taxes					$135,675
Segment assets as of December 31, 2021	$1,682,680	$1,234,074	$1,621,726	$205,796	$4,744,276

	For the Year Ended December 31, 2020
(in thousands)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$468,726	$835,517	$1,183,849	$(5,392)	$2,482,700
Operating expenses:
Direct operating costs	302,637	630,391	649,033	(5,362)	1,576,699
Salaries and benefits	91,526	64,769	213,511	34,336	404,142
Selling, general and administrative	35,388	35,789	142,161	8,276	221,614
Goodwill and acquired intangible assets impairment	21,861	—	84,741	—	106,602
Depreciation and amortization	84,025	7,890	34,694	412	127,021
Total operating expenses	535,437	738,839	1,124,140	37,662	2,436,078
Operating income (expense)	$(66,711)	$96,678	$59,709	$(43,054)	$46,622
Other income (expense)
Interest income					1,040
Interest expense					(36,604)
Foreign currency exchange loss, net					(3,756)
Other gains, net					869
Total other expense, net					(38,451)
Income before income taxes					$8,171
Segment assets as of December 31, 2020	$1,541,610	$1,135,204	$1,755,651	$494,246	$4,926,711

Total revenues for the years ended December 31, 2022, 2021 and 2020, and property and equipment and total assets as of December 31, 2022 and 2021, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in thousands)	2022	2021	2020	2022	2021	2022	2021
United States	$830,846	$805,028	$725,135	$59,925	$59,469	$1,051,433	$1,040,190
Germany	644,488	631,550	533,999	30,222	32,126	772,575	901,724
Spain	211,658	157,766	118,934	46,392	50,321	322,652	317,199
United Kingdom	144,737	143,914	118,024	10,453	13,783	403,874	371,090
Italy	160,676	130,095	92,006	16,670	18,279	207,744	207,347
Poland	98,069	93,654	89,688	23,013	24,091	220,686	201,506
India	188,539	173,154	123,343	30,476	32,705	241,630	206,378
France	173,825	166,655	119,265	8,514	7,038	140,396	134,981
Greece	160,971	61,627	39,705	18,032	10,815	597,206	80,778
Malaysia	47,597	50,039	73,541	2,167	1,998	77,569	91,813
Australia	42,424	46,851	46,062	2,880	2,791	58,400	56,275
New Zealand	61,550	56,480	47,368	3,537	3,949	234,836	231,468
Netherlands	54,634	49,442	39,630	5,302	6,280	196,667	217,521
Canada	66,439	46,851	49,487	744	847	106,419	103,056
Brazil	51,367	44,304	28,473	258	268	46,695	34,115
Other	420,921	338,033	238,040	78,016	80,621	724,851	548,835
Total foreign	2,527,895	2,190,415	1,757,565	276,676	285,912	4,352,200	3,704,086
Total	$3,358,741	$2,995,443	$2,482,700	$336,601	$345,381	$5,403,633	$4,744,276

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

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2022
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50,248	$—	$50,248
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(42,320)	$—	$(42,320)

		As of December 31, 2021
(in thousands)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$27,582	$—	$27,582
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23,285)	$—	$(23,285)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company's revolving credit agreements approximate fair values because interest is based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2022, the fair values of the Convertible Notes and Senior Notes were $520.8 million and $568.9 million, respectively, with carrying values of $525.0 million and $642.1 million, respectively.

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

(20) Commitments

As of December 31, 2022, the Company had $83.4 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.3 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of December 31, 2022, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $11.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $51.9 million over the terms of the agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company's Consolidated Balance Sheets. As of December 31, 2022, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $319.8 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2022 or 2021.

(21) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.2 million, $0.1 million and $0.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, for the use of this airplane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 excluded Euronet Merchant Services Payment Institution S.M.S.A. (formerly the Merchant Acquiring Business of Piraeus Bank), acquired as of March 15, 2022 with aggregate total assets of $520.8 million and total revenues of $88.8 million included in the Company’s consolidated financial statements as of and for the year ended December 31,2022. Based on these criteria and our assessment, we have determined that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 22, 2023
101

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors” and "Compensation Tables - Shares Issuable under Stockholder Approved Plans" in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022, is incorporated herein by reference.

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
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated by reference herein) (2)

10.12
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

104

10.13
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 and incorporated by reference herein) (2)

10.14
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 and incorporated by reference herein) (2)

10.15
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.16
Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.17

Amended and Restated Credit Agreement dated as of October, 24, 2022 among Euronet Worldwide, Inc. and certain subsidiaries, as borrowers, certain subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as co-syndication agents, et al. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2022 and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

101

The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 22, 2023
/s/ Michael J. Brown
Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title

/s/ Michael J. Brown Michael J. Brown February 22, 2023	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 22, 2023	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 22, 2023	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 22, 2023	Director

/s/ Michael N. Frumkin Michael N. Frumkin February 22, 2023	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 22, 2023	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 22, 2023	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 22, 2023	Director

/s/ Mark R. Callegari Mark R. Callegari February 22, 2023	Director

/s/ Ligia Torres Fentanes Ligia Torres Fentanes February 22, 2023	Director

