Form 10-Q
period 2023-03-31
EURONET WORLDWIDE, INC.
filed 2023-05-09
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 8, 2023, Euronet Worldwide, Inc. had 49,626,760 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,065.8	$1,131.2
ATM cash	627.2	515.6
Restricted cash	12.7	7.4
Settlement assets	1,085.5	1,442.7
Trade accounts receivable, net of credit losses of $4.2 and $4.0	204.6	270.8
Prepaid expenses and other current assets	345.7	359.0
Total current assets	3,341.5	3,726.7
Operating right of use lease assets	142.8	149.7
Property and equipment, net of accumulated depreciation of $600.8 and $576.4	332.6	336.6
Goodwill	834.3	828.3
Acquired intangible assets, net of accumulated amortization of $207.2 and $199.2	182.9	188.3
Other assets, net of accumulated amortization of $70.5 and $68.0	176.5	174.0
Total assets	$5,010.6	$5,403.6
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,085.5	$1,442.7
Trade accounts payable	175.9	222.4
Accrued expenses and other current liabilities	462.6	505.8
Current portion of operating lease liabilities	48.7	50.2
Short-term debt obligations and current maturities of long-term debt obligations	0.1	0.1
Income taxes payable	69.0	67.5
Deferred revenue	63.5	65.4
Total current liabilities	1,905.3	2,354.1
Debt obligations, net of current portion	1,642.7	1,609.1
Operating lease obligations, net of current portion	97.0	102.6
Deferred income taxes	30.8	28.4
Other long-term liabilities	62.7	65.0
Total liabilities	3,738.5	4,159.2
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,164,638 and 64,091,387	1.3	1.3
Additional paid-in-capital	1,266.6	1,251.8
Treasury stock, at cost, shares issued 14,538,472 and 14,269,645	(1,133.6)	(1,105.8)
Retained earnings	1,368.4	1,348.3
Accumulated other comprehensive loss	(230.2)	(251.0)
Total Euronet Worldwide, Inc. stockholders’ equity	1,272.5	1,244.6
Noncontrolling interests	(0.4)	(0.2)
Total equity	1,272.1	1,244.4
Total liabilities and equity	$5,010.6	$5,403.6

See accompanying notes to the unaudited consolidated financial statements.
1

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$787.2	$718.5
Operating expenses:
Direct operating costs, exclusive of depreciation	491.6	458.2
Salaries and benefits	141.9	126.8
Selling, general and administrative	75.2	63.8
Depreciation and amortization	32.9	33.0
Total operating expenses	741.6	681.8
Operating income	45.6	36.7
Other income (expense):
Interest income	2.6	0.1
Interest expense	(10.1)	(6.1)
Foreign currency exchange gain (loss), net	(1.1)	(5.5)
Other gains, net	—	0.2
Other expense, net	(8.6)	(11.3)
Income before income taxes	37.0	25.4
Income tax expense	(17.2)	(17.2)
Net income	19.8	8.2
Net income attributable to noncontrolling interests	0.3	—
Net income attributable to Euronet Worldwide, Inc.	$20.1	$8.2

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.40	$0.16
Diluted	$0.39	$0.16

Weighted average shares outstanding:
Basic	49,811,368	51,057,951
Diluted	52,974,800	51,716,045

See accompanying notes to the unaudited consolidated financial statements.

2

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$19.8	$8.2
Translation adjustment	20.8	(21.1)
Comprehensive income (loss)	40.6	(12.9)
Comprehensive income attributable to noncontrolling interests	0.1	—
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$40.7	$(12.9)
See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1.3	$1,274.1	$(931.2)
Net (loss) income
Other comprehensive loss
Stock issued under employee stock plans	40,173		2.0	0.1
Share-based compensation			9.8
Repurchase of shares	(639,535)			(70.4)
Adoption of ASU 2020-06			(74.1)
Balance as of March 31, 2022	50,548,522	1.3	1,211.8	(1,001.5)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)
Other comprehensive loss
Stock issued under employee stock plans	79,859	—	0.5	0.5
Share-based compensation			14.3
Repurchase of shares	(276,400)			(28.3)
Balance as of March 31, 2023	49,626,166	1.3	1,266.6	(1,133.6)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in millions)
	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083.9	$(172.6)	$—	$1,255.5
Net income (loss)	8.2		—	8.2
Other comprehensive loss		(21.1)	—	(21.1)
Stock issued under employee stock plans				2.1
Share-based compensation				9.8
Repurchase of shares				(70.4)
Adoption of ASU 2020-06	33.4			(40.7)
Balance as of March 31, 2022	1,125.5	(193.7)	—	1,143.4

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	20.1		(0.3)	19.8
Other comprehensive loss		20.8	0.1	20.9
Stock issued under employee stock plans				1.0
Share-based compensation				14.3
Repurchase of shares				(28.3)
Balance as of March 31, 2023	1,368.4	(230.2)	(0.4)	1,272.1

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$19.8	$8.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.9	33.0
Share-based compensation	14.3	9.8
Unrealized foreign exchange loss, net	1.1	5.5
Deferred income taxes	2.0	5.4
Amortization of debt issuance costs	1.0	1.2
Changes in working capital, net of amounts acquired:
Income taxes payable, net	0.9	(10.0)
Trade accounts receivable, including amounts in settlement assets	378.3	120.2
Prepaid expenses and other current assets, including amounts in settlement assets	(34.6)	(25.5)
Trade accounts payable, including amounts in settlement obligations	(287.3)	(174.7)
Deferred revenue	(2.9)	(4.5)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(113.8)	57.6
Changes in noncurrent assets and liabilities	(8.4)	(20.5)
Net cash provided by operating activities	3.3	5.7
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.2	(331.0)
Purchases of property and equipment	(18.6)	(23.8)
Purchases of other long-term assets	(1.7)	(2.0)
Other, net	2.0	(0.1)
Net cash used in investing activities	(18.1)	(356.9)
Cash flows from financing activities:
Proceeds from issuance of shares	1.0	2.3
Repurchase of shares	(29.2)	(70.5)
Borrowings from revolving credit agreements	1,768.3	1,873.8
Repayments of revolving credit agreements	(1,744.0)	(1,570.3)
Repayments of capital lease obligations	—	1.3
Repayments of long-term debt obligations	(0.8)	—
Other, net	0.3	(1.3)
Net cash provided by (used in) financing activities	(4.4)	235.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(33.9)	(37.5)
Increase (decrease) in cash and cash equivalents and restricted cash	(53.1)	(153.4)
Cash and cash equivalents and restricted cash at beginning of period	1,990.9	2,086.1

Cash and cash equivalents and restricted cash at end of period	$1,937.8	$1,932.7

Supplemental disclosure of cash flow information:
Interest paid during the period	$5.7	$3.6
Income taxes paid during the period	$13.1	$23.8

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022, including the notes thereto, set forth in the Company's 2022 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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

(2) RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The Company adopted this standard on January 1, 2022 using the modified retrospective approach, which resulted in the Company's Convertible Senior Notes Due 2049 being recognized as a single liability. As a result of the adoption of this standard, the Company recorded a $99.7 million decrease to additional paid-in capital, a $56.8 million decrease in debt discounts and a $42.9 million increase in retained earnings. The adoption of this standard also impacted the Company's deferred tax liability by decreasing the Company's deferred tax liability by $15.0 million, decreasing retained earnings by $10.6 million, and increasing additional paid-in capital by $25.6 million. Additionally, the elimination of the treasury stock method increased the number of dilutive shares used in the diluted earnings per share calculation, if dilutive, by 2.8 million shares.

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

On March 15, 2022, the Company completed the acquisition of the Merchant Acquiring Business of Piraeus Bank ("PBMA"). The acquisition includes 205,000 POS terminals at 170,000 merchants throughout Greece, as well as Piraeus Bank’s online merchant acquiring business and expands Euronet’s omnichannel payments strategy where the Company uses its proprietary technology to provide cash, card-based acquiring solutions, alternative payment acquiring, online acquiring, tokenized payment services and other payment products. Additionally, the acquisition includes a long-term commercial framework agreement between Piraeus Bank and Euronet which includes collaborative product distribution, processing and customer referrals.

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

(in millions)	As of March 15, 2022
Other current assets	$1.8
Settlement assets	77.6
Property and equipment	5.7
Intangible assets	122.5
Total assets acquired	$207.6

Trade accounts payable	$(2.1)
Settlement liabilities	(65.9)
Accrued expenses and other current liabilities	(1.3)
Deferred revenue	(0.3)
Other long-term liabilities	(0.1)
Total liabilities assumed	$(69.7)

Goodwill	212.7

Net assets acquired	$350.6

The fair value measurements of intangible assets were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets, projections of revenues and cash flows, and customer attrition rates, among others.

The Company acquired a customer relationship intangible asset with a fair value of $112.2 million that is being amortized on a straight-line basis over 15 years and a contract related intangible asset of $10.3 million that is being amortized on a straight-line basis over 10 years.

Goodwill, with a value of $212.7 million, arising from the acquisition was included in the EFT Processing Segment. The factors that make up goodwill include synergies from combining PBMA operations and intangible assets that do not qualify for separate recognition. Goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

The results of PBMA operations are included in the Company's consolidated results of operation, as part of the EFT Processing business segment, beginning on March 16, 2022. For the period beginning on the acquisition date through December 31, 2022, PBMA had $88.8 million in revenue. PBMA had $23.6 million in revenue in the first quarter 2023. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.

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

	As of
(in millions)	March 31, 2023	December 31, 2022
Settlement assets:
Settlement cash and cash equivalents	$150.0	$242.7
Settlement restricted cash	82.1	94.0
Accounts receivable, net of credit losses of $36.9 and $33.0	584.9	887.6
Prepaid expenses and other current assets	268.5	218.4
Total settlement assets	$1,085.5	$1,442.7
Settlement obligations:
Trade account payables	$422.5	$655.1
Accrued expenses and other current liabilities	663.0	787.6
Total settlement obligations	$1,085.5	$1,442.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,065.8	$1,131.2	$986.5	$1,260.5
Restricted cash	12.7	7.4	5.9	3.7
ATM cash	627.2	515.6	644.4	543.4
Settlement cash and cash equivalents	150.0	242.7	245.5	203.6
Settlement restricted cash	82.1	94.0	50.4	74.9
Cash and cash equivalents and restricted cash at end of period	$1,937.8	$1,990.9	$1,932.7	$2,086.1

(5) STOCKHOLDERS' EQUITY

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average shares outstanding during the respective period, after adjusting for the potential dilution of options to purchase the Company’s common stock, assumed vesting of restricted stock units and the assumed conversion of the Company’s convertible debt, if such conversion would be dilutive.

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2023	2022
Computation of diluted earnings:
Net income (loss)	$20.1	$8.2
Add: Interest expense from assumed conversion of convertible notes, net of tax	0.8	—
Net income (loss) for diluted earnings per share calculation	$20.9	$8.2

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,811,368	51,057,951
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	381,614	658,094
Incremental shares from assumed conversion of convertible debt	2,781,818	—
Diluted weighted average shares outstanding	52,974,800	51,716,045

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 2.3 million and 2.2 million for the three months ended March 31, 2023 and 2022, respectively.

Euronet issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of Euronet's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of convertible notes is required to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, the Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price of $188.73 per share. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. Under the repurchase programs we repurchased $28.3 million and $70.4 million of stock, for the three months ended March 31, 2023 and 2022, respectively. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation result of $20.8 million and ($21.1) million for the three months ended March 31, 2023 and 2022, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three months ended March 31, 2023 and 2022.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2023 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2022	$188.3	$828.3	$1,016.6
Increases (decreases):
Acquisition	—	(0.2)	(0.2)
Amortization	(6.9)	—	(6.9)
Foreign currency exchange rate changes	1.5	6.2	7.7
Balance as of March 31, 2023	$182.9	$834.3	$1,017.2

Of the total goodwill balance of $834.3 million as of March 31, 2023, $385.1 million relates to the Money Transfer Segment, $325.0 million relates to the EFT Processing Segment and the remaining $124.2 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of March 31, 2023, is expected to total $21.3 million for the remainder of 2023, $17.1 million for 2024, $14.3 million for 2025, $14.0 million for 2026, $12.8 million for 2027 and $12.4 million for 2028.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	March 31, 2023	December 31, 2022
Accrued expenses	$276.0	$311.9
Derivative liabilities	41.9	42.3
Other tax payables	86.1	80.6
Accrued payroll expenses	56.0	68.0
Current portion of capital lease obligations	2.6	3.0
Total	$462.6	$505.8

(8) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the three months ended March 31, 2023 is the result of $49.1 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $51.0 million of revenues recognized.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	March 31, 2023	December 31, 2022
Credit Facility:
Revolving credit agreement	$479.1	$454.8
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	650.3	642.1

Other obligations	0.2	0.2

Total debt obligations	1,654.6	1,622.1
Unamortized debt issuance costs	(11.8)	(12.9)
Carrying value of debt	1,642.8	1,609.2
Short-term debt obligations and current maturities of long-term debt obligations	(0.1)	(0.1)
Long-term debt obligations	$1,642.7	$1,609.1

Credit Facility

On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027.

The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit and a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the credit facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company. The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is 1.25% including the facility fee.

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt.  The Company was in compliance with all debt covenants as of March 31, 2023.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2023 the conversion threshold was not met. On January 1, 2022, the Company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital.  ASU 2020-06 amended the accounting for convertible instruments with ASC Topic 470 Debt. Contractual interest expense for the Convertible Notes was $1.0 million for the quarters ended March 31, 2022 and 2023, Accretion expense is no longer applicable after January 1, 2022 due to adoption of ASU 2020-06.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2023, the Company has outstanding €600 million ($650.3 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of March 31, 2023 and December 31, 2022, borrowings under these arrangements were $0.2 million and $0.2 million, respectively.

Debt Issuance Costs

As of March 31, 2023, the Company had unamortized debt issuance costs of $3.7 million for the Credit Facility, $4.3 million for the Convertible Notes and $3.8 million for the Senior Notes that will be amortized through October 2023, March 2025 and May 2026, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $397.0 million and $398.6 million as of March 31, 2023 and December 31, 2022, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $271.2 million and $228.4 million as of March 31, 2023 and December 31, 2022, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $20.1 million and $22.5 million for the three months ended March 31, 2023 and 2022, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations was approximately $1.0 billion as of March 31, 2023 and December 31, 2022. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$56.2	$50.3	Other current liabilities	$(41.9)	$(42.3)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2023 and December 31, 2022 (in millions):
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$56.2	$—	$56.2	$(24.0)	$(3.8)	$28.4

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$50.3	$—	$50.3	$(27.9)	$(4.1)	$18.3

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of March 31, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(41.9)	$—	$(41.9)	$24.0	$2.3	$(15.6)

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$(42.3)	$—	$(42.3)	$27.9	$4.2	$(10.2)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022:
		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in millions)		2023	2022
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(1.6)	$(0.1)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of March 31, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$56.2	$—	$56.2
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41.9)	$—	$(41.9)
		As of December 31, 2022
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.3	$—	$50.3
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(42.3)	$—	$(42.3)

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of March 31, 2023 was based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2023, the fair values of the Convertible Notes and Senior Notes were $539.9 million and $583.2 million, respectively, with carrying values of $525.0 million and $650.3 million, respectively.

(12) SEGMENT INFORMATION

Our reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company currently operates in the following three reportable operating segments:

1) Through the EFT Processing Segment, the Company process transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa, Asia Pacific and the United States. Euronet provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) Through the epay Segment, Euronet provides distribution, processing and collection services for electronic payment products, and prepaid mobile airtime through a network of POS terminals in Europe, the Middle East, Asia Pacific, South America and North America.  The epay Segment also provides vouchers and physical gift fulfillment services in Europe.

3) Through the Money Transfer Segment, Euronet provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe, and global account-to-account money transfer services under the brand name xe. The Company offers services under the brand names Ria and IME through a network of sending agents, Company-owned stores, Company-owned websites, and mobile applications, disbursing money transfers through a worldwide correspondent network. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites. The Company also offers customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in the administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company's reportable segment results for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$192.2	$237.4	$359.4	$(1.8)	$787.2
Operating expenses:
Direct operating costs, exclusive of depreciation	119.0	178.1	196.3	(1.8)	491.6
Salaries and benefits	27.5	21.4	74.3	18.7	141.9
Selling, general and administrative	16.1	8.8	47.7	2.6	75.2
Depreciation and amortization	22.7	1.6	8.5	0.1	32.9
Total operating expenses	185.3	209.9	326.8	19.6	741.6
Operating income (loss)	$6.9	$27.5	$32.6	$(21.4)	$45.6

	For the Three Months Ended March 31, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$145.6	$235.8	$339.0	$(1.9)	$718.5
Operating expenses:
Direct operating costs, exclusive of depreciation	93.3	178.3	188.5	(1.9)	458.2
Salaries and benefits	25.2	20.2	67.3	14.1	126.8
Selling, general and administrative	11.1	9.4	41.0	2.3	63.8
Depreciation and amortization	22.3	1.7	8.9	0.1	33.0
Total operating expenses	151.9	209.6	305.7	14.6	681.8
Operating income (loss)	$(6.3)	$26.2	$33.3	$(16.5)	$36.7

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	March 31, 2023	December 31, 2022
EFT Processing	$2,194.1	$2,150.7
epay	872.7	1,173.3
Money Transfer	1,704.9	1,795.8
Corporate Services, Eliminations and Other	238.9	283.8
Total	$5,010.6	$5,403.6

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

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$134.8	$154.9	$149.3	$439.0	$97.2	$150.4	$140.1	$387.7
North America	18.0	35.8	165.5	219.3	17.2	32.6	158.7	208.5
Asia Pacific	37.0	29.1	25.7	91.8	30.4	40.8	26.6	97.8
Other	2.4	17.6	18.9	38.9	0.8	12.0	13.6	26.4
Eliminations	—	—	—	(1.8)	—	—	—	(1.9)
Total	$192.2	$237.4	$359.4	$787.2	$145.6	$235.8	$339.0	$718.5

(13) INCOME TAXES

The Company's effective income tax rate was 46.5% and 67.4% for the three months ended March 31, 2023 and 2022, respectively. The Company's effective income tax rate for the three months ended March 31, 2023 was higher than the applicable statutory income tax rate of 21% mainly as a result of certain foreign earnings being subject to higher local statutory tax rates. Our effective income tax rate for the three months ended March 31, 2022 was higher than the applicable statutory income tax rate of 21% as a result of our U.S. deferred tax activity on foreign exchange positions and certain of our foreign earnings being subject to higher local statutory tax rates.

(14) COMMITMENTS

As of March 31, 2023, the Company had $85.6 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which  $3.3 million are collateralized  by cash deposits held by the respective issuing banks.
Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of March 31, 2023, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $40.4 million over the terms of agreements with the Company's customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. The Company's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of March 31, 2023, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $398.8 million. The Company maintains insurance policies to mitigate this exposure;
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for losses suffered by the Company's customers and other parties as a result of the breach of the Company's computer systems, including in particular, losses arising from fraudulent transactions made using information stolen through the Company's processing systems. The Company maintains insurance policies to mitigate this exposure;
  In connection with the license of proprietary systems to customers, the Company provides certain warranties and infringement indemnities to the licensee, which generally warrant that such systems do not infringe on intellectual property owned by third parties and that the systems will perform in accordance with their specifications;
  The Company has entered into purchase and service agreements with vendors and consulting agreements with providers of consulting services, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third-party claims arising from the Company's use of the vendor’s product or the services of the vendor or consultant;
  In connection with acquisitions and dispositions of subsidiaries, operating units and business assets, the Company has entered into agreements containing indemnification provisions, which can be generally described as follows: (i) in connection with acquisitions of operating units or assets made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made; and
  The Company has entered into agreements with certain third parties, including banks that provide fiduciary and other services to the Company or the Company's benefit plans. Under such agreements, the Company has agreed to indemnify such service providers for third-party claims relating to carrying out their respective duties under such agreements.
The Company is also required to meet minimum capitalization and cash requirements of various regulatory authorities in the jurisdictions in which the Company has operations. The Company has obtained surety bonds in compliance with money transfer licensing requirements of the applicable governmental authorities.

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2023 or December 31, 2022.

(15) LITIGATION AND CONTINGENCIES

From time to time, the Company is a party to legal or regulatory proceedings arising in the ordinary course of the Company's business. Currently, there are no legal proceedings or regulatory findings that management believes, either individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition or results of operations. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. Since the Company is not reasonably certain not to exercise termination options, payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred and corresponding leases are excluded from the right of use lease asset and lease liability balances. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2023 are:
As of March 31, 2023
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2023	$35.1
2024	37.6
2025	27.5
2026	19.3
2027	12.6
Thereafter	17.3
Total lease payments	$149.4
Less: imputed interest	(7.4)
Present value of lease liabilities	$142.0

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease expense	Selling, general and administrative and Direct operating costs	$12.5	$13.5
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	35.3	29.7
Total lease expense		$47.8	$43.2

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2023
Weighted- average remaining lease term (years)	4.5
Weighted- average discount rate	2.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Three Months Ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities (a)	$12.7	$13.5
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$30.5	$15.2

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 pandemic; the war in the Ukraine and related economic sanctions; our ability to successfully integrate any acquired operations; inflation; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.  Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.
24

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading electronic payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment processes transactions for a network of 47,430 ATMs and approximately 618,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, domestic and international surcharges and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) 2) The epay Segment, which provides distribution, processing and collection services for electronic payment products and prepaid mobile airtime through a network of approximately 799,000 POS terminals in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores, our websites and mobile applications, disbursing money transfers through a worldwide correspondent network that includes approximately 528,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately $583.2 million of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 24% of total consolidated revenues for the three months ended March 31, 2023 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 30% of total consolidated revenues for the three months ended March 31, 2023 are primarily derived from commissions earned from the distribution of electronic content, vouchers, and physical gifts and commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime. Branded payments, which includes the distribution of digital media content, were 66% of epay Segment revenues for the three months ended March 31, 2023. Branded payments include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 46% of total consolidated revenues for the three months ended March 31, 2023, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, our websites and mobile applications, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value-added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM, POS and merchant acquiring services, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country in which we operate. These laws and regulations may impact our cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs. Our ATM estate is dependent on contracts that cover large numbers of ATMs, and management is complicated by legal and regulatory considerations of local countries, as well as customers decisions whether to outsource ATMs or manage them internally. The EFT Segment is also dependent to a large degree on consumer travel patterns over which we have no control.  Although international travel is returning to pre-pandemic levels in many parts of the globe, the war in Ukraine and related sanctions on Russia are negatively affecting the number of individuals traveling to and from Ukraine and the countries that border Ukraine and the number of Russian tourists in many locations where we have ATMs.
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

For all segments, our continued expansion may involve additional acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies, as well as deliver new and innovative services to compete in the marketplace. Recently, inflation has been increasing our cost structure in many parts of the world in which we operate.

COVID-19
During the three months ended March 31, 2023, almost all of the remaining COVID-19 related travel restrictions and social distancing orders were lifted. We recognize that there is a fair amount of uncertainty regarding  COVID-19 now. COVID-19 related cases continue to be reported globally and new variants continue to evolve. New developments related to COVID-19 or other diseases could also result in the re-imposition of travel restrictions or social distancing orders to various parts of the world.
27

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three months ended March 31, 2023 and 2022 are summarized in the tables below:
	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase Amount	Increase (Decrease) Percent
EFT Processing	$192.2	$145.6	$46.6	32%
epay	237.4	235.8	1.6	1%
Money Transfer	359.4	339.0	20.4	6%
Total	789.0	720.4	68.6	10%
Corporate services, eliminations and other	(1.8)	(1.9)	0.1	(5)%
Total	$787.2	$718.5	$68.7	10%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$6.9	$(6.3)	$13.2	(210)%
epay	27.5	26.2	1.3	5%
Money Transfer	32.6	33.3	(0.7)	(2)%
Total	67.0	53.2	13.8	26%
Corporate services, eliminations and other	(21.4)	(16.5)	(4.9)	30%
Total	$45.6	$36.7	$8.9	24%
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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended March 31,
Currency (dollars per foreign currency)	2023	2022	Decrease Percent
Australian dollar	$0.6837	$0.7238	(6)%
British pounds sterling	$1.2146	$1.3415	(9)%
Canadian dollar	$0.7399	$0.7895	(6)%
euro	$1.0725	$1.1221	(4)%
Hungarian forint	$0.0028	$0.0031	(10)%
Indian rupee	$0.0122	$0.0133	(8)%
Malaysian ringgit	$0.2281	$0.2387	(4)%
New Zealand dollar	$0.6296	$0.6761	(7)%
Polish zloty	$0.2279	$0.2433	(6)%
29

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2023 and 2022:
	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase Amount	Increase (Decrease) Percent
Total revenues	$192.2	$145.6	$46.6	32%
Operating expenses:
Direct operating costs	119.0	93.3	25.7	28%
Salaries and benefits	27.5	25.2	2.3	9%
Selling, general and administrative	16.1	11.1	5.0	45%
Depreciation and amortization	22.7	22.3	0.4	2%
Total operating expenses	185.3	151.9	33.4	22%
Operating income(loss)	$6.9	$(6.3)	$13.2	(210)%
Transactions processed (millions)	1,837	1,328	509	38%
Active ATMs as of March 31,	47,430	44,353	3,077	7%
Average Active ATMs	46,275	43,394	2,881	7%

Revenues

EFT Processing Segment total revenues were $192.2 million for the three months ended March 31, 2023, an increase of $46.6 million or 32% compared to the same period in 2022. The increase in revenues was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction of travel restrictions across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Foreign currency movements decreased revenues by approximately $11.7 million for the three months ended March 31, 2023 compared to the same period in 2022.

Average monthly revenues per ATM increased to $1,384 for the three months ended March 31, 2023 compared to $1,118 for the same period in 2022. Revenues per transaction decreased to $0.10 for the three months ended March 31, 2023 compared to $0.11 for the same period in 2022. The increase in average monthly revenues per ATM was primarily due to the increase in domestic and international cash withdrawal transactions resulting from increased travel across Europe, partially offset by the increase in volume of low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Direct operating costs

EFT Processing Segment direct operating costs were $119.0 million for the three months ended March 31, 2023, an increase of $25.7 million or 28% compared to the same period in 2022. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.

The increase in direct costs was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the increase in travel across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Foreign currency movements decreased direct operating costs by approximately $6.6 million for the three months ended March 31, 2023 compared to the same period in 2022.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $73.2 million for the three months ended March 31, 2023, an increase of $20.9 million or 40% compared to $52.3 million for the same period in 2022. Gross profit as a percentage of revenues (“gross margin”) increased to 38.1% for the three months ended March 31, 2023, compared to 35.9% for the same period in 2022. The increase in gross profit and gross margin were primarily due to the incremental volume of transactions that were processed on our network relative to the fixed costs incurred, and the higher number of high value and high margin DCC transactions due to increased travel.

Salaries and benefits

Salaries and benefits expenses were $27.5 million for the three months ended March 31, 2023, an increase of $2.3 million or 9% compared to the same period in 2022.  The increase is primarily due to an increase in salaries and headcount to support the growth of the business. Foreign currency movements in the countries in which we employ our workforce reduced these expenses by $1.9 million for the three months ended March 31, 2023 compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 14.3% for the three months ended March 31, 2023, compared to 17.3% for the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $16.1 million for the three months ended March 31, 2023, an increase of $5.0 million or 45% compared to the same period in 2022. The increase was primarily due to an increase in  professional fees. As a percentage of revenues, these expenses increased to 8.4% for the three months ended March 31, 2023, compared to 7.6% for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $22.7 million for the three months ended March 31, 2023, an increase of $0.4 million or 2% compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 11.8% for the three months ended March 31, 2023, compared to 15.3% for the same period in 2022.

Operating income

EFT Processing Segment had operating income of $6.9 million for the three months ended March 31, 2023, an increase of $13.2 million or 210% compared to the same period in 2022. Operating income as a percentage of revenues (“operating margin”) increased to 3.6% for the three months ended March 31, 2023, compared to (4.3%) for the same period in 2022. The increase in operating income and improved operating margin were primarily due to increased volumes processed on our network, and associated revenues, compared to the same period in 2022.
31

EPAY SEGMENT
The following table presents the results of operations for the three months ended March 31, 2023 and 2022 for our epay Segment:
	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$237.4	$235.8	$1.6	1%
Operating expenses:
Direct operating costs	178.1	178.3	(0.2)	(0)%
Salaries and benefits	21.4	20.2	1.2	6%
Selling, general and administrative	8.8	9.4	(0.6)	(6)%
Depreciation and amortization	1.6	1.7	(0.1)	(6)%
Total operating expenses	209.9	209.6	0.3	0%
Operating income	$27.5	$26.2	$1.3	5%
Transactions processed (millions)	973	852	121	14%
Revenues

epay Segment total revenues were $237.4 million for the three months ended March 31, 2023, an increase of $1.6 million or 1% compared to the same period in 2022. The increase in revenue for the three months ended March 31, 2023 is driven by continued expansion in mobile and digital branded payments. Foreign currency movements decreased revenue by approximately $10.2 million for the three months ended March 31, 2023, compared to the same period in 2022.

Revenue per transaction decreased to $0.24 for the three months ended March 31, 2023, compared to $0.27 for the same period in 2022. The decrease in revenue per transaction was primarily due to the increase in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $178.1 million for the three months ended March 31, 2023, and were essentially flat. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Foreign currency movements decrease direct operating costs by $7.4 million for the three moths ended March 31, 2023 compared to the same period in 2022.

Gross profit

Gross profit was $59.3 million for the three months ended March 31, 2023, an increase of $1.8 million or 3.1% compared to $57.5 million for the same period in 2022. Gross margin increased to 25.0% for the three months ended March 31, 2023, compared to 24.4% for the same period in 2022. The increase in gross profit and gross margin is primarily due to shift in mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $21.4 million for the three months ended March 31, 2023, an increase of $1.2 million or 6% compared to the same period in 2022. The fluctuations in salaries and benefits were driven by an increase in salaries and headcount to support the growth of the business, offset by a $0.9 million decrease from foreign currency movements for the three months ended March 31, 2023, compared to the same period in 2022. As a percentage of revenues, these expenses increased to 9.0% for the three months ended March 31, 2023, compared to 8.6% for the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $8.8 million for the three months ended March 31, 2023, a decrease of ($0.6 million) or (6%) compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 3.7% for the three months ended March 31, 2023, compared to 4.0% for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $1.6 million for the three months ended March 31, 2023, a decrease of ($0.1 million) or (6%) compared to the same period in 2022. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.7% for the three months ended March 31, 2023

Operating income

epay Segment operating income was $27.5 million for the three months ended March 31, 2023, an increase of $1.3 million or 5% compared to the same period in 2022. Operating margin increased to 11.6% for the three months ended March 31, 2023, compared to 11.1% for the same period in 2022. Operating income per transaction was $0.03 for both the three months ended March 31, 2023 and 2022. The changes in operating income and operating margin for the three months ended March 31, 2023 compared to the same period in 2022 were primarily due to the shift in the mix of transactions processed.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three months ended March 31, 2023 and 2022 for the Money Transfer Segment:
	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$359.4	$339.0	$20.4	6%
Operating expenses:
Direct operating costs	196.3	188.5	7.8	4%
Salaries and benefits	74.3	67.3	7.0	10%
Selling, general and administrative	47.7	41.0	6.7	16%
Depreciation and amortization	8.5	8.9	(0.4)	(4)%
Total operating expenses	326.8	305.7	21.1	7%
Operating income	$32.6	$33.3	$(0.7)	(2)%
Transactions processed (millions)	37.5	33.5	4	12%
Revenues

Money Transfer Segment total revenues were $359.4 million for the three months ended March 31, 2023, an increase of $20.4 million or 6% compared to the same period in 2022. The increase in revenues was primarily due to an increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.57 for the three months ended March 31, 2023, compared to $10.12 for the same period in 2022 due to a shift in the mix of transactions processed. Foreign currency movements decreased revenues by approximately $10.1 million for the three months ended March 31, 2023, compared to the same period in 2022.

Direct operating costs

Money Transfer Segment direct operating costs were $196.3 million for the three months ended March 31, 2023, an increase of 7.8 million or 4% compared to the same period in 2022. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions, offset by foreign currency movements that decreased direct operating costs by approximately $5.1 million for the three months ended March 31, 2023, compared to the same period in 2022.
Gross profit

Gross profit was $163.1 million for the three months ended March 31, 2023, an increase of $12.6 million or 8.4% compared to $150.5 million for the same period in 2022. Gross margin increased to 45.4% for the three months ended March 31, 2023, compared to 44.4% for the same period in 2022. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound money transfers and direct-to-consumer digital transactions.
34

Salaries and benefits

Salaries and benefits expenses were $74.3 million for the three months ended March 31, 2023, an increase of $7.0 million or 10% compared to the same period in 2022. The increase in salaries and benefits was primarily driven by an increase in salaries and headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 20.7% for the three months ended March 31, 2023, compared to 19.9% for the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $47.7 million for the three months ended March 31, 2023, an increase of $6.7 million or 16% compared to the same period in 2022. The increase was primarily due to an increase in hardware and software expenses, professional fees, marketing expenses and travel related expenses. As a percentage of revenues, these expenses increased to 13.3% for the three months ended March 31, 2023, compared to 12.1% for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $8.5 million for the three months ended March 31, 2023, a decrease of $0.4 million or 4% compared to the same period in 2022. Depreciation and amortization primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.4% for the three months ended March 31, 2023, compared to 2.6% for the same period in 2022.

Operating income

Money Transfer Segment operating income was $32.6 million for the three months ended March 31, 2023, a decrease of $0.7 million or 2% compared to the same period in 2022. Operating margin decreased to 9.1% for the three months ended March 31, 2023, compared to 9.8% for the same period in 2022.  Operating income per transaction decreased to $0.87 for the three months ended March 31, 2023, compared to $1.00 for the same period in 2022 due to a shift in the mix of transactions processed.

CORPORATE SERVICES
The following table presents the operating expenses for the three months ended March 31, 2023 and 2022 for Corporate Services:

	Three-Month Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase Amount	Increase Percent
Salaries and benefits	$18.7	$14.1	$4.6	33%
Selling, general and administrative	2.6	2.3	0.3	13%
Depreciation and amortization	0.1	0.1	—	—%
Total operating expenses	$21.4	$16.5	$4.9	30%

Corporate operating expenses

Total Corporate operating expenses were $21.4 million for the three months ended March 31, 2023, an increase of $4.9 million or 30% compared to the same period in 2022. The increase is primarily due to an increase in long-term and short-term incentive compensation expense of $4.5 million for the three months ended March 31, 2023, compared to the same period in 2022, due to improved company performance.

OTHER EXPENSE, NET
	Three Month Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$2.6	$0.1	$2.5	2,500%
Interest expense	(10.1)	(6.1)	(4.0)	66%
Foreign currency exchange gain (loss), net	(1.1)	(5.5)	4.4	(80)%
Other gains (losses)	—	0.2	(0.2)	(100)%
Other expense, net	$(8.6)	$(11.3)	$2.7	(24)%

Interest expense

Interest expense was $10.1 million for the three months ended March 31, 2023, an increase of $4.0 million or 66% compared to the same period in 2022. This increase was driven by an increase in interest rates on our Credit Facility from 1.29% at March 31, 2022 to 5.97% at March 31, 2023.

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

We recorded net foreign currency exchange losses of $1.1 million for the three months ended March 31, 2023, compared to a net foreign currency exchange losses of $5.5 million for the same period in 2022. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

The Company's effective income tax rate was 46.5% for the three months ended March 31, 2023, compared to 67.4% for the same period ended March 31, 2022. The Company's effective income tax rate for the three months ended March 31, 2023 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher statutory tax rates. The Company's effective income tax rate for the three months ended March 31, 2022 was higher than the applicable statutory income tax rate of 21% mainly as a result of certain foreign earnings being subject to higher local tax rates. The Company's effective income tax rate for the three months ended March 31, 2022 was higher than the applicable statutory income tax rate of 21% as a result of the Company’s U.S. deferred tax activity on foreign exchange positions and certain foreign earnings being subject to higher local statutory tax rates.
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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $20.1 million for the three months ended March 31, 2023, an increase of $11.9 million or 145% compared to the same period in 2022. The increase in net income was primarily attributable to the $68.7 million increase in revenues, largely driven by the increases within the EFT Segment as tourism and cross-border travel increased during the first quarter of 2023 compared to the first quarter of 2022. The increased revenues led to a $35.3 million increase in gross profit, with $20.9 million of this increase within the EFT Segment and with $12.6 million of this increase within the Money Transfer Segment. The increase in gross profit of money transfer was partially offset by a $7.0 million increase in salaries and benefits expense, and a $6.7 million increase in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2023, we had working capital of $1,436.2 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,372.6 million as of December 31, 2022. The increase in working capital was primarily due to a positive earnings, partially offset by $28.3 million of share repurchases during the quarter ended March 31, 2023. Also the change in working capital line items was negatively impacted as December 31, 2022 ended on a weekend day, which increased funding needs for our agents. Our ratio of current assets to current liabilities was 1.75 and 1.58 at March 31, 2023 and December 31, 2022, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of March 31, 2023, we had $627.2 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $111.6 million from $515.6 million as of December 31, 2022 to $627.2 million as of March 31, 2023 as a result of the increase in number of active ATMs as of March 31, 2023 compared to December 31, 2022. The Company has $1,065.8 million of unrestricted cash as of March 31, 2023 compared to $1,131.2 million as of December 31, 2022. The decrease in unrestricted cash was primarily due to $111.6 million allocated from unrestricted cash to ATM cash and the $28.3 million of share repurchases during the first quarter of 2023, partially offset by positive earnings. Including the $627.2 million of cash in ATMs at March 31, 2023, we have access to $1,937.8 million in available cash, and $715.9 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
Liquidity	2023	2022
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$3.3	$5.7
Investing activities	(18.1)	(356.9)
Financing activities	(4.4)	235.3
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(33.9)	(37.5)
Increase (decrease) in cash and cash equivalents and restricted cash	$(53.1)	$(153.4)
Operating activity cash flow

Cash flows provided by operating activities were $3.3 million for the three months ended March 31, 2023 compared to cash flows provided by operating activities of $5.7 million for the same period in 2022. The decrease in operating cash flows was primarily due to fluctuations in working capital mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment, partially offset by the $20.1 million increase in net income,

Investing activity cash flow

Cash flows used in investing activities were $18.1 million for the three months ended March 31, 2023 compared to $356.9 million for the same period in 2022. The decrease in cash used in investing activities is primarily due to the $331.0 million of cash paid at the closing of PBMA in March 2022. Additionally, we used $18.6 million for purchases of property and equipment for the three months ended March 31, 2023 compared to $23.8 million for the same period in 2022.

Financing activity cash flow

Cash flows used in financing activities were $4.4 million for the three months ended March 31, 2023 compared to cash flows provided by financing activities of $235.3 million for the same period in 2022. Our borrowing activities on the Credit Facility for the three months ended March 31, 2023 consisted of net borrowings of $24.3  million compared to net borrowings of $303.5 million for the same period in 2022. The decrease in net borrowings on the Credit Facility, during the three months ended March 31, 2023, is primarily the result of decreased funding requirements for acquisitions. We repurchased $29.2 million of common stock during the three months ended March 31, 2023 compared to $70.5 repurchases during the same period of 2022. We received proceeds of $1.0 million and $2.3 million during the three months ended March 31, 2023 and 2022, respectively, for the issuance of stock in connection with our Stock Incentive Plan.
Effect of exchange rates on cash, cash equivalents and restricted cash
Foreign currency exchange rates for the three months ended March 31, 2023 and 2022 had a negative impact of $33.9 million and $37.5 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the three months ended March 31, 2023 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the Euro.
38

Other sources of capital

Credit Facility -  On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027. The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling.  The Credit Facility allows for borrowings in British pounds sterling,  euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is 1.25% including the facility fee.

As of March 31, 2023, we had $479.1 million of borrowings and $55.0 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $715.9 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of March 31, 2023, we have outstanding €600 million ($650.4 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
39

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.2 million outstanding under these other obligation arrangements as of March 31, 2023 and December 31, 2022.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the three months ended March 31, 2023 were $18.6 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2023 are currently estimated to range from approximately $100 million to $110 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2023, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2023. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of March 31, 2023, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2022.

40

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2023, our total debt outstanding, excluding unamortized debt issuance costs, was $1,654.6 million. Of this amount, $525.0 million, net of debt discounts, or 32% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2023, the fair value of our fixed rate Convertible Notes was $539.9 million, compared to a carrying value of $525.0 million. Further, as of March 31, 2023 we had $479.1 million of borrowings under our Credit Facility, or 29% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest as of March 31, 2023, was based on SOFR that reset at various intervals of less than one year. Additionally, $650.3 million, or 39% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of March 31, 2023, the fair value of our fixed rate Senior Notes was $583.2 million, compared to a carrying value of $525.0 million. The remaining $0.2 million, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the three months ended March 31, 2023, approximately 74.1% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2023, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $125 million to $135 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $110 million to $115 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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
41

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of March 31, 2023, we had foreign currency derivative contracts outstanding with a notional value of $397.0 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2023, we held foreign currency derivative contracts outstanding with a notional value of $1.0 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2023, we had foreign currency forward contracts outstanding with a notional value of $271.2 million, primarily in euros.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

Except for the integration of the internal control processes of the Merchant Acquiring Business of Piraeus Bank ("PBMA") and the inclusion in the scope of our internal control assessment, there has been no change in our internal control over financial reporting during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

42

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
January 1 - January 31, 2023	—	$—	—	$475.0
February 1 - February 28, 2023	—	—	—	475.0
March 1 - March 31, 2023	276,400	102.46	276,400	$446.7
Total	276,400	$102.46	276,400
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
43

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 (unaudited) and December 31, 2022, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2023 and 2022 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2023

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

45