Form 10-Q
period 2023-06-30
EURONET WORLDWIDE, INC.
filed 2023-08-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 1, 2023, Euronet Worldwide, Inc. had 49,659,298 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,137.5	$1,131.2
ATM cash	776.3	515.6
Restricted cash	14.4	7.4
Settlement assets	1,068.9	1,442.7
Trade accounts receivable, net of credit losses of $4.6 and $4.0	242.6	270.8
Prepaid expenses and other current assets	304.9	359.0
Total current assets	3,544.6	3,726.7
Operating right of use lease assets	146.2	149.7
Property and equipment, net of accumulated depreciation of $624.0 and $576.4	336.2	336.6
Goodwill	838.0	828.3
Acquired intangible assets, net of accumulated amortization of $213.6 and $199.2	177.1	188.3
Other assets, net of accumulated amortization of $72.6 and $68.0	178.9	174.0
Total assets	$5,221.0	$5,403.6
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,068.9	$1,442.7
Trade accounts payable	190.4	222.4
Accrued expenses and other current liabilities	435.1	505.8
Current portion of operating lease liabilities	49.9	50.2
Short-term debt obligations and current maturities of long-term debt obligations	450.1	0.1
Income taxes payable	82.5	67.5
Deferred revenue	60.3	65.4
Total current liabilities	2,337.2	2,354.1
Debt obligations, net of current portion	1,306.5	1,609.1
Operating lease obligations, net of current portion	99.3	102.6
Deferred income taxes	31.2	28.4
Other long-term liabilities	65.1	65.0
Total liabilities	3,839.3	4,159.2
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,194,917 and 64,091,387	1.3	1.3
Additional paid-in-capital	1,280.3	1,251.8
Treasury stock, at cost, shares issued 14,539,373 and 14,269,645	(1,133.7)	(1,105.8)
Retained earnings	1,454.5	1,348.3
Accumulated other comprehensive loss	(220.2)	(251.0)
Total Euronet Worldwide, Inc. stockholders’ equity	1,382.2	1,244.6
Noncontrolling interests	(0.5)	(0.2)
Total equity	1,381.7	1,244.4
Total liabilities and equity	$5,221.0	$5,403.6

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$939.1	$843.3	$1,726.3	$1,561.8
Operating expenses:
Direct operating costs, exclusive of depreciation	558.1	500.7	1,049.7	958.9
Salaries and benefits	149.4	131.3	291.3	258.1
Selling, general and administrative	75.3	74.2	150.5	138.0
Depreciation and amortization	33.7	36.0	66.6	69.0
Total operating expenses	816.5	742.2	1,558.1	1,424.0
Operating income	122.6	101.1	168.2	137.8
Other income (expense):
Interest income	3.5	0.2	6.1	0.3
Interest expense	(14.0)	(8.8)	(24.1)	(14.9)
Foreign currency exchange gain (loss), net	6.3	(14.7)	5.2	(20.2)
Other gains (losses), net	(0.1)	-	(0.1)	0.2
Other expense, net	(4.3)	(23.3)	(12.9)	(34.6)
Income before income taxes	118.3	77.8	155.3	103.2
Income tax expense	(32.3)	(20.7)	(49.5)	(37.9)
Net income	86.0	57.1	105.8	65.3
Net loss attributable to noncontrolling interests	0.1	0.2	0.4	0.2
Net income attributable to Euronet Worldwide, Inc.	$86.1	$57.3	$106.2	$65.5

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.73	$1.13	$2.14	$1.29
Diluted	$1.65	$1.08	$2.05	$1.25

Weighted average shares outstanding:
Basic	49,637,589	50,394,610	49,724,478	50,726,281
Diluted	52,871,415	53,766,914	52,918,519	54,133,724

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$86.0	$57.1	$105.8	$65.3
Translation adjustment	10.0	(88.3)	30.8	(109.3)
Comprehensive income (loss)	96.0	(31.2)	136.6	(44.0)
Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	(0.3)	(0.3)	(0.3)
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$95.9	$(31.5)	$136.3	$(44.3)

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1.3	$1,274.1	$(931.2)
Net (loss) income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	40,173	0.0	2.0	0.1
Share-based compensation	—	—	9.8	—
Repurchase of shares	(639,535)	—	—	(70.4)
Adoption of ASU 2020-06	—	—	(74.1)	—
Balance as of March 31, 2022	50,548,522	1.3	1,211.8	(1,001.5)
Net income (loss)	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	31,233	0.0	1.3	(0.1)
Share-based compensation	—	—	10.1	—
Repurchase of shares	(1,000,000)	—	—	(104.6)
Balance as of June 30, 2022	49,579,755	$1.3	$1,223.2	$(1,106.2)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	79,859	—	0.5	0.5
Share-based compensation	—	—	14.3	—
Repurchase of shares	(276,400)	—	—	(28.3)
Balance as of March 31, 2023	49,626,166	1.3	1,266.6	(1,133.6)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	30,188	—	1.3	—
Share-based compensation	—	—	12.4	—
Repurchase of shares	(810)	—	—	(0.1)
Balance as of June 30, 2023	49,655,544	$1.3	$1,280.3	$(1,133.7)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in millions)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083.9	$(172.6)	$—	$1,255.5
Net income (loss)	8.3	—	—	8.3
Other comprehensive loss	—	(21.1)	—	(21.1)
Stock issued under employee stock plans	—	—	—	2.1
Share-based compensation	—	—	—	9.8
Repurchase of shares	—	—	—	(70.4)
Adoption of ASU 2020-06	33.4	—	—	(40.7)
Balance as of March 31, 2022	1,125.6	(193.7)	—	1,143.5
Net income (loss)	57.3	—	(0.2)	57.1
Other comprehensive loss	—	(88.2)	(0.1)	(88.3)
Stock issued under employee stock plans	—	—	—	1.2
Share-based compensation	—	—	—	10.1
Repurchase of shares	—	—	—	(104.6)
Balance as of June 30, 2022	$1,182.9	$(281.9)	$(0.3)	$1,019.0

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	20.1	—	(0.3)	19.8
Other comprehensive income	—	20.8	0.1	20.9
Stock issued under employee stock plans	—	—	—	1.0
Share-based compensation	—	—	—	14.3
Repurchase of shares	—	—	—	(28.3)
Balance as of March 31, 2023	1,368.4	(230.2)	(0.4)	1,272.1
Net income (loss)	86.1	—	(0.1)	86.0
Other comprehensive income	—	10.0	—	10.0
Stock issued under employee stock plans	—	—	—	1.3
Share-based compensation	—	—	—	12.4
Repurchase of shares	—	—	—	(0.1)
Balance as of June 30, 2023	$1,454.5	$(220.2)	$(0.5)	$1,381.7

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Net income	$105.8	$65.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.6	69.0
Share-based compensation	26.8	19.9
Unrealized foreign exchange (gain) loss, net	(5.2)	20.2
Deferred income taxes	(2.3)	3.4
Amortization of debt issuance costs	2.0	2.4
Changes in working capital, net of amounts acquired:
Income taxes payable, net	13.6	(9.4)
Trade accounts receivable, including amounts in settlement assets	367.3	58.2
Prepaid expenses and other current assets, including amounts in settlement assets	17.2	(153.3)
Trade accounts payable, including amounts in settlement obligations	(298.5)	(119.5)
Deferred revenue	(6.4)	(9.9)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(58.4)	255.5
Changes in noncurrent assets and liabilities	(8.3)	(21.1)
Net cash provided by operating activities	220.2	180.7
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.2	(330.0)
Purchases and proceeds of property and equipment	(41.9)	(53.1)
Purchases of other long-term assets	(3.9)	(3.9)
Other, net	0.1	(0.0)
Net cash used in investing activities	(45.5)	(387.0)
Cash flows from financing activities:
Proceeds from issuance of shares	2.4	3.7
Repurchase of shares	(29.3)	(175.3)
Borrowings from credit agreements	3,853.1	4,049.1
Repayments of credit agreements	(3,720.3)	(3,385.4)
Repayments of capital lease obligations	(1.6)	(2.2)
Repayments of long-term debt obligations	—	1.3
Other, net	0.1	—
Net cash provided by financing activities	104.4	491.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(77.4)	(195.2)
Increase in cash and cash equivalents and restricted cash	201.7	89.7
Cash and cash equivalents and restricted cash at beginning of period	1,990.9	2,086.1

Cash and cash equivalents and restricted cash at end of period	$2,192.6	$2,175.8

Supplemental disclosure of cash flow information:
Interest paid during the period	$29.7	$15.9
Income taxes paid during the period	$36.0	$47.1

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
Organization
Euronet Worldwide, Inc. (the "Company" or "Euronet") was established as a Delaware corporation on December 13, 1996 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a leading electronic payments provider. Euronet offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Euronet's primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, electronic distribution of prepaid mobile airtime and other electronic payment products, and international payment services.
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
Seasonality

Euronet’s EFT Processing Segment normally experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, normally coinciding with the tourism season. Epay Segment is normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Also, epay sells large loyalty rewards campaigns to retailers, which could be deployed in any given quarter and will impact the activity in that quarter accordingly. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.

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

The purchase price was €317.8 million, or approximately $350.6 million, which includes $331.0 million cash paid at closing, $4.4 million cash paid for surplus working capital and $15.2 million of estimated contingent consideration for a ten-year earn out contingent on performance targets outlined in the commercial framework agreement. The contingent consideration is related to a percentage of the net fee income received during the ten-year period of the commercial framework agreement and there is no contractual maximum amount of consideration under this agreement.

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

(in millions)	As of March 15, 2022
Other current assets	$1.8
Settlement assets	77.6
Property and equipment	5.7
Intangible assets	122.5
Total assets acquired	$207.6

Trade accounts payable	$(2.1)
Settlement liabilities	(65.9)
Accrued expenses and other current liabilities	(1.3)
Deferred revenue	(0.3)
Other long-term liabilities	(0.1)
Total liabilities assumed	$69.7

Goodwill	212.7

Net assets acquired	$350.6

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

The results of PBMA operations are included in the Company's consolidated results of operation, as part of the EFT Processing business segment, beginning on March 16, 2022. For the period beginning on the acquisition date through June 30, 2022, PBMA had $31.2 million in revenue. PBMA had $56.2 million in revenue in the first six months of 2023. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.

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

	As of
(in millions)	June 30, 2023	December 31, 2022
Settlement assets:
Settlement cash and cash equivalents	$187.0	$242.7
Settlement restricted cash	77.4	94.0
Accounts receivable, net of credit losses of $40.6 and $33.0	545.5	887.6
Prepaid expenses and other current assets	259.0	218.4
Total settlement assets	$1,068.9	$1,442.7
Settlement obligations:
Trade account payables	$399.7	$655.1
Accrued expenses and other current liabilities	669.2	787.6
Total settlement obligations	$1,068.9	$1,442.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,137.5	$1,131.2	$1,014.9	$1,260.5
Restricted cash	14.4	7.4	6.6	3.7
ATM cash	776.3	515.6	890.8	543.4
Settlement cash and cash equivalents	187.0	242.7	213.7	203.6
Settlement restricted cash	77.4	94.0	49.8	74.9
Cash and cash equivalents and restricted cash at end of period	$2,192.6	$1,990.9	$2,175.8	$2,086.1

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Computation of diluted earnings:
Net income	$86.1	$57.3	$106.2	$65.5
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.1	1.1	2.0	2.1
Net income for diluted earnings per share calculation	$87.2	$58.4	$108.2	$67.6

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	49,637,589	50,394,610	49,724,478	50,726,281
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	452,008	590,486	412,223	625,625
Incremental shares from assumed conversion of convertible debt	2,781,818	2,781,818	2,781,818	2,781,818
Diluted weighted average shares outstanding	52,871,415	53,766,914	52,918,519	54,133,724

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings (loss) per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 2.6 million and 2.6 million for the three and six months ended June 30, 2023 and 3.0 million and 3.0 million for the three and six months ended June 30, 2022, respectively.

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

Share repurchases

On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. Under the repurchase programs, we repurchased $0.1 million and $28.4 million of stock, for the three and six months ended June 30, 2023and we repurchased $104.6 million and $175.0 million of stock, for the three and six months ended June 30,2022, respectively. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation result of $10.0 million and $30.8 million for the three and six months ended June 30, 2023and ($88.3) million and ($109.3) million for the three and six months ended June 30, 2022, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2023 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2022	$188.3	$828.3	$1,016.6
Increases (decreases):
Acquisition	—	—	—
Amortization	(13.4)	—	(13.4)
Foreign currency exchange rate changes	2.2	9.7	11.9
Balance as of June 30, 2023	$177.1	$838.0	$1,015.1

Of the total goodwill balance of $838.0 million as of June 30, 2023, $386.5 million relates to the Money Transfer Segment, $326.8 million relates to the EFT Processing Segment and the remaining $124.7 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of June 30, 2023, is expected to total $11.0 million for the remainder of 2023, $18.1 million for 2024, $14.8 million for 2025, $14.5 million for 2026, $13.2 million for 2027 and $12.8 million for 2028.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	June 30, 2023	December 31, 2022
Accrued expenses	$272.3	$311.9
Derivative liabilities	41.1	42.3
Other tax payables	70.2	80.6
Accrued payroll expenses	49.5	68.0
Current portion of capital lease obligations	2.0	3.0
Total	$435.1	$505.8

(8) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the six months ended June 30, 2023 is the result of $93.6 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $98.7 million of revenues recognized.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	June 30, 2023	December 31, 2022
Credit Facility:
Revolving credit agreement	$137.6	$454.8
Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	654.6	642.1

Uncommitted credit agreements	450.0	—

Other obligations	0.2	0.2

Total debt obligations	1,767.4	1,622.1
Unamortized debt issuance costs	(10.8)	(12.9)
Carrying value of debt	1,756.6	1,609.2
Short-term debt obligations and current maturities of long-term debt obligations	(450.1)	(0.1)
Long-term debt obligations	$1,306.5	$1,609.1

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

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt.  The Company was in compliance with all debt covenants as of June 30, 2023.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2023, the conversion threshold was not met. On January 1, 2022, the Company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital.  ASU 2020-06 amended the accounting for convertible instruments with ASC Topic 470 Debt. Contractual interest expense for the Convertible Notes was $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively. Contractual expense for the Convertible Notes was $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively. Accretion expense is no longer applicable after January 1, 2022 due to adoption of ASU 2020-06.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2023, the Company has outstanding €600 million ($654.6 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 27, 2023, the Company entered into an Uncommitted Credit Agreement for $300 million, fully drawn and outstanding at June 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2023. The loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.125%. The weighted-average interest rate from the loan inception date to June 30, 2023 was 6.18%.

On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at June 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to June 30, 2023 was 6.12%.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of June 30, 2023 and December 31, 2022, borrowings under these arrangements were $0.2 million each.

Debt Issuance Costs

As of June 30, 2023, the Company had unamortized debt issuance costs of $3.5 million for the Credit Facility, $3.8 million for the Convertible Notes and $3.5 million for the Senior Notes that will be amortized through October 2027, March 2025 and May 2026,  respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $436.4 million and $398.6 million as of June 30, 2023 and December 31, 2022, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euro and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $68.0 million and $228.4 million as of June 30, 2023 and December 31, 2022, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $21.5 million and $41.6 million for the three and six months ended June 30, 2023, respectively, and $21.7 million and $44.2 million for the three and six months ended June 30, 2022, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

The fair value of xe's total portfolio of positions can change significantly from period to period based on, among other factors, market movements and changes in customer contract positions. xe manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis. It mitigates this risk by entering contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. xe does not expect any significant losses from counterparty defaults.

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of June 30, 2023 and December 31, 2022 was $1.2 billion and $1.0 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$47.2	$50.3	Other current liabilities	$(41.1)	$(42.3)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2023 and December 31, 2022 (in millions):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$47.2	$—	$47.2	$(27.1)	$(3.8)	$16.3

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$50.3	$—	$50.3	$(27.9)	$(4.1)	$18.3

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
As of June 30, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(41.1)	$—	$(41.1)	$27.1	$3.5	$(10.5)

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$(42.3)	$—	$(42.3)	$27.9	$4.2	$(10.2)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2023	2022	2023	2022
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(0.5)	$8.1	$(2.1)	$12.4

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of June 30, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$47.2	$—	$47.2
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(41.1)	$—	$(41.1)

		As of December 31, 2022
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.3	$—	$50.3
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(42.3)	$—	$(42.3)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of June 30, 2023 was based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2023, the fair values of the Convertible Notes and Senior Notes were $532.0 million and $592.2 million, respectively, with carrying values of $525.0 million and $654.6 million, respectively.

(12) SEGMENT INFORMATION

Our reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company currently operates in the following three reportable operating segments:

1) Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa, Asia Pacific and the United States. Euronet provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

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

The following tables present the Company's reportable segment results for the three months and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$282.4	$263.8	$394.8	$(1.9)	$939.1
Operating expenses:
Direct operating costs, exclusive of depreciation	142.1	204.2	213.7	(1.9)	558.1
Salaries and benefits	30.8	22.0	78.5	18.1	149.4
Selling, general and administrative	16.6	9.1	47.3	2.3	75.3
Depreciation and amortization	23.8	1.7	8.1	0.1	33.7
Total operating expenses	213.3	237.0	347.6	18.6	816.5
Operating income (loss)	$69.1	$26.8	$47.2	$(20.5)	$122.6

	For the Three Months Ended June 30, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$249.0	$227.7	$368.5	$(1.9)	$843.3
Operating expenses:
Direct operating costs, exclusive of depreciation	123.8	173.7	205.0	(1.8)	500.7
Salaries and benefits	27.7	19.8	68.0	15.8	131.3
Selling, general and administrative	17.0	8.3	46.3	2.6	74.2
Depreciation and amortization	25.7	1.6	8.6	0.1	36.0
Total operating expenses	194.2	203.4	327.9	16.7	742.2
Operating income (loss)	$54.8	$24.3	$40.6	$(18.6)	$101.1

	For the Six Months Ended June 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$474.6	$501.2	$754.2	$(3.7)	$1,726.3
Operating expenses:
Direct operating costs, exclusive of depreciation	261.1	382.3	410.0	(3.7)	1,049.7
Salaries and benefits	58.3	43.4	152.8	36.8	291.3
Selling, general and administrative	32.7	17.9	95.0	4.9	150.5
Depreciation and amortization	46.5	3.3	16.6	0.2	66.6
Total operating expenses	398.6	446.9	674.4	38.2	1,558.1
Operating income (loss)	$76.0	$54.3	$79.8	$(41.9)	$168.2

	For the Six Months Ended June 30, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$394.6	$463.5	$707.5	$(3.8)	$1,561.8
Operating expenses:
Direct operating costs, exclusive of depreciation	217.1	352.0	393.5	(3.7)	958.9
Salaries and benefits	52.9	40.0	135.3	29.9	258.1
Selling, general and administrative	28.1	17.7	87.3	4.9	138.0
Depreciation and amortization	48.0	3.3	17.5	0.2	69.0
Total operating expenses	346.1	413.0	633.6	31.3	1,424.0
Operating income (loss)	$48.5	$50.5	$73.9	$(35.1)	$137.8

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	June 30, 2023	December 31, 2022
EFT Processing	$2,393.8	$2,150.7
epay	848.3	1,173.3
Money Transfer	1,728.0	1,795.8
Corporate Services, Eliminations and Other	250.9	283.8
Total	$5,221.0	$5,403.6

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

	Revenues for the Three Months Ended June 30, 2023				Revenues for the Six Months Ended June 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$223.7	$172.4	$166.1	$562.2	$358.6	$327.3	$315.3	$1,001.2
North America	17.3	44.6	186.9	248.8	35.3	80.4	349.6	465.3
Asia Pacific	40.3	38.1	28.8	107.2	76.0	57.8	50.9	184.7
Other	1.1	8.7	13.0	22.8	4.7	35.7	38.4	78.8
Eliminations	—	—	—	(1.9)	—	—	—	(3.7)
Total	$282.4	$263.8	$394.8	$939.1	$474.6	$501.2	$754.2	$1,726.3

	Revenues for the Three Months Ended June 30, 2022				Revenues for the Six Months Ended June 30, 2022
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$199.3	$140.3	$148.6	$488.2	$296.5	$290.6	$288.7	$875.8
North America	16.6	33.0	179.7	229.3	33.8	65.6	338.4	437.8
Asia Pacific	32.3	41.0	27.1	100.4	62.7	81.8	53.7	198.2
Other	0.8	13.4	13.1	27.3	1.6	25.5	26.7	53.8
Eliminations	—	—	—	(1.9)	—	—	—	(3.8)
Total	$249.0	$227.7	$368.5	$843.3	$394.6	$463.5	$707.5	$1,561.8

(13) INCOME TAXES

The Company's effective income tax rate was 27.3% and 31.9% for the three and six months ended June 30, 2023 respectively, compared to 26.7% and 36.7% for the three and six months ended June 30, 2022, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2023 was higher than the applicable statutory income tax rate of 21% mainly as a result of our U.S. deferred tax activity and certain foreign earnings being subject to higher local statutory tax rates.

(14) COMMITMENTS

As of June 30, 2023, the Company had $86.7 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which  $3.4 million are collateralized  by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of June 30, 2023, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $43.3 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $11.5 million over the terms of agreements with the Company's customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of June 30, 2023, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $405 million. The Company maintains insurance policies to mitigate this exposure;
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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2023 or December 31, 2022.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2023 are:

As of June 30, 2023
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2023	$24.3
2024	41.1
2025	30.7
2026	22.1
2027	15.0
Thereafter	19.4
Total lease payments	$152.6
Less: imputed interest	(7.6)
Present value of lease liabilities	$145.0

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease expense	Selling, general and administrative and Direct operating costs	$12.5	$13.0	$25.0	$26.5
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	42.5	30.2	77.8	59.9
Total lease expense		$55.0	$43.2	$102.8	$86.4

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of June 30, 2023
Weighted- average remaining lease term (years)	4.5
Weighted- average discount rate	2.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities (a)	$25.1	$26.1
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$48.0	$21.5

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 or other pandemics; inflation; the war in the Ukraine and related economic sanctions; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.  Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment processes transactions for a network of 51,402 ATMs and approximately 626,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, domestic and international surcharges and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for electronic payment products and prepaid mobile airtime through a network of approximately 810,000 POS terminals in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores, our websites and mobile applications, disbursing money transfers through a worldwide correspondent network that includes approximately 533,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 30% and 27% of total consolidated revenues for the three and six months ended June 30, 2023 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 28% and 29% of total consolidated revenues for the three and six months ended June 30, 2023 are primarily derived from commissions earned from the distribution of electronic content, vouchers, and physical gifts and commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime. Branded payments, which includes the distribution of digital media content, were 66% of epay Segment revenues for both the three and six months ended June 30, 2023. Branded payments include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% and 44% of total consolidated revenues for the three and six months ended June 30, 2023, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, our websites and mobile applications, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value-added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM, POS and merchant acquiring services, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country in which we operate. These laws and regulations may impact our cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs. Our ATM estate is dependent on contracts that cover large numbers of ATMs, and management is complicated by legal and regulatory considerations of local countries, as well as customers decisions whether to outsource ATMs or manage them internally. The EFT Segment is also dependent to a large degree on consumer travel patterns over which we have no control.  Although international travel is returning to pre-pandemic levels in many parts of the globe, the war in Ukraine and related sanctions on Russia are negatively affecting the number of individuals traveling to and from Ukraine and the countries that border Ukraine and in many locations where we have ATMs.

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

3) The Money Transfer Segment opportunities include expanding our portfolio of products and services to new and existing customers around the globe, which in turn may lead to an increase in transaction volumes. The opportunities to expand are contingent on our ability to effectively leverage our network of bank accounts for digital money transfer delivery, maintaining our physical agent network, cross selling opportunities with our EFT and epay Segments and our penetration into high growth money transfer corridors. The challenges inherent in these opportunities include maintaining compliance with all regulatory requirements, maintaining all required licenses, ensuring the recoverability of funds advanced to agents and the continued reliance on the technologies required to operate our business. The volume of transactions processed on our network is impacted by shifts in our customer base, which can change rapidly with worker migration patterns and changes in unbanked populations across the globe. Foreign regulations that impact cross-border migration patterns and the money transfer markets can significantly impact our ability to grow the number of transactions on our network.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and six months ended June 30, 2023 and 2022 are summarized in the tables below:
	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase Amount	Increase Percent	2023	2022	Increase Amount	Increase (Decrease) Percent
EFT Processing	$282.4	$249.0	$33.4	13%	$474.6	$394.6	$80.0	20%
epay	263.8	227.7	36.1	16%	501.2	463.5	37.7	8%
Money Transfer	394.8	368.5	26.3	7%	754.2	707.5	46.7	7%
Total	941.0	845.2	95.8	11%	1,730.0	1,565.6	164.4	11%
Corporate services, eliminations and other	(1.9)	(1.9)	—	—%	(3.7)	(3.8)	0.1	(3)%
Total	$939.1	$843.3	$95.8	11%	$1,726.3	$1,561.8	$164.5	11%

	Operating Income (Loss) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Loss) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase Percent	2023	2022	Increase (Decrease) Amount	Increase Percent
EFT Processing	$69.1	$54.8	$14.3	26%	$76.0	$48.5	$27.5	57%
epay	26.8	24.3	2.5	10%	54.3	50.5	3.8	8%
Money Transfer	47.2	40.6	6.6	16%	79.8	73.9	5.9	8%
Total	143.1	119.7	23.4	20%	210.1	172.9	37.2	22%
Corporate services, eliminations and other	(20.5)	(18.6)	(1.9)	10%	(41.9)	(35.1)	(6.8)	19%
Total	$122.6	$101.1	$21.5	21%	$168.2	$137.8	$30.4	22%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended June 30,			Average Translation Rate Six Months Ended June 30,
Currency (dollars per foreign currency)	2023	2022	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Percent
Australian dollar	$0.6680	$0.7151	(7)%	$0.6759	$0.7194	(6)%
British pounds sterling	$1.2518	$1.2574	—%	$1.2332	$1.2994	(5)%
Canadian dollar	$0.7448	$0.7837	(5)%	$0.7423	$0.7866	(6)%
euro	$1.0885	$1.0656	2%	$1.0805	$1.0939	(1)%
Hungarian forint	$0.0029	$0.0028	4%	$0.0028	$0.0029	(3)%
Indian rupee	$0.0122	$0.0130	(6)%	$0.0122	$0.0131	(7)%
Malaysian ringgit	$0.2213	$0.2302	(4)%	$0.2247	$0.2344	(4)%
New Zealand dollar	$0.6183	$0.6510	(5)%	$0.6239	$0.6636	(6)%
Polish zloty	$0.2398	$0.2296	4%	$0.2338	$0.2364	(1)%

COMPARISON OF OPERATING RESULTS FOR THE THREE ANDSIX MONTHS ENDED JUNE 30, 2023 AND 2022

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and six months ended June 30, 2023 and 2022:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$282.4	$249.0	$33.4	13%	$474.6	$394.6	$80.0	20%
Operating expenses:
Direct operating costs	142.1	123.8	18.3	15%	261.1	217.1	44.0	20%
Salaries and benefits	30.8	27.7	3.1	11%	58.3	52.9	5.4	10%
Selling, general and administrative	16.6	17.0	(0.4)	(2)%	32.7	28.1	4.6	16%
Depreciation and amortization	23.8	25.7	(1.9)	(7)%	46.5	48.0	(1.5)	(3)%
Total operating expenses	213.3	194.2	19.1	10%	398.6	346.1	52.5	15%
Operating income	$69.1	$54.8	$14.3	26%	$76.0	$48.5	$27.5	57%
Transactions processed (millions)	2,035	1,573	462	29%	3,872	2,902	970	33%
Active ATMs as of June 30,	51,402	50,178	1,224	2%	51,402	50,178	1,224	2%
Average Active ATMs	50,295	48,938	1,357	3%	48,285	46,166	2,119	5%

Revenues

EFT Processing Segment total revenues were $282.4 million for the three months ended June 30, 2023, an increase of $33.4 million or 13% compared to the same period in 2022. EFT Processing Segment total revenues were $474.6 million for the six months ended June 30, 2023, an increase of $80.0 million or 20%. The increase in revenues was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the reduction of travel restrictions across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased revenues by approximately $0.8 million and $0.4 million for the three and six months ended June 30, 2023 compared to the same period in 2022.

Average monthly revenues per ATM increased to $1,872 for the three months ended June 30, 2023 compared to $1,696for the same period in 2022. Average monthly revenues per ATM increased to $1,638 for the six months ended June 30, 2023 compared to $1,425 for the same period in 2022. Revenues per transaction decreased to $0.14 for the three months ended June 30, 2023 compared to $0.16for the same period in 2022. The increase in average monthly revenues per ATM was primarily due to the increase in domestic and international cash withdrawal transactions resulting from increased travel across Europe, partially offset by the increase in volume of low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific, which also contributed to the decrease in revenues per transaction.

Direct operating costs

EFT Processing Segment direct operating costs were $142.1 million for the three months ended June 30, 2023, an increase of $18.3 million or 15% compared to the same period in 2022. EFT Processing Segment direct operating costs were $261.1 million for the six months ended June 30, 2023, an increase of $44.0 million or 20% compared to the same period in 2022. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.

The increase in direct costs was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the increase in travel across Europe, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Fluctuations in foreign currency exchange rates decreased direct operating costs by approximately $1.0 million and $0.1 million for the three and six months ended June 30, 2023 compared to the same period in 2022.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $140.3 million for the three months ended June 30, 2023, an increase of $15.1 million or 12% compared to $125.2million for the same period in 2022. Gross profit, was $213.5 million for the six months ended June 30, 2023, an increase of $36.0 million or 20% compared to $177.5 million for the same period in 2022. Gross profit as a percentage of revenues (“gross margin”) decreased to 49.7% and 45.0% for the three and six months ended June 30, 2023, compared to 50.3% and 45.0% for the same periods in 2022. The increase in gross profit was primarily due to the incremental volume of transactions that were processed on our network relative to the fixed costs incurred, and the higher number of high value and high margin DCC transactions due to increased travel.

Salaries and benefits

Salaries and benefits expenses were $30.8 million for the three months ended June 30, 2023, an increase of $3.1 million or 11% compared to the same period in 2022. Salaries and benefits expenses were $58.3 million for the six months ended June 30, 2023, an increase of $5.4 million or 10% compared to the same period in 2022. The increase is primarily due to an increase in salaries and headcount to support the growth of the business. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce had no significant impact. As a percentage of revenues, these expenses decreased to 10.9% and 12.3% for the three and six months ended June 30, 2023, compared to 11.1% and 13.4% for the same periods in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $16.6 million for the three months ended June 30, 2023, a decrease of $0.4 million or 2% compared to the same period in 2022. The decrease was primarily due to a recovery of tourism in Europe compared to the prior year. Selling, general and administrative expenses were $32.7 million for the six months ended June 30, 2023, an increase of $4.6 million or 16% compared to the same period in 2022. The increase was primarily due to an increase in  professional fees. As a percentage of revenues, these expenses decreased to 5.9% and 6.9% for the three and six months ended June 30, 2023, compared to 6.8% and 7.1% for the same periods in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $23.8 million for the three months ended June 30, 2023, a decrease of $1.9 million or 7% compared to the same period in 2022. Depreciation and amortization expenses were $46.5 million for the six months ended June 30, 2023, a decrease of $1.5 million or 3% compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 8.4% and 9.8% for the three and six months ended June 30, 2023, compared to 10.3% and 12.2% for the same periods in 2022.

Operating income

EFT Processing Segment had operating income of $69.1 million for the three months ended June 30, 2023, an increase of $14.3 million or 26% compared to the same period in 2022. EFT Processing Segment had operating income of $76.0 million for the six months ended June 30, 2023, an increase of  $27.5 million or 57% compared to the same period in 2022. Operating income as a percentage of revenues (“operating margin”) increased to 24.5% and 16.0% for the three and six months ended June 30, 2023, compared to 22.0% and 12.3% for the same periods in 2022. The increase in operating income and improved operating margin were primarily due to increased volumes processed on our network, and associated revenues, compared to the same periods in 2022.

EPAY SEGMENT

The following table presents the results of operations for the three and six months ended June 30, 2023 and 2022 for our epay Segment:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$263.8	$227.7	$36.1	16%	$501.2	$463.5	$37.7	8%
Operating expenses:
Direct operating costs	204.2	173.7	30.5	18%	382.3	352.0	30.3	9%
Salaries and benefits	22.0	19.8	2.2	11%	43.4	40.0	3.4	9%
Selling, general and administrative	9.1	8.3	0.8	10%	17.9	17.7	0.2	1%
Depreciation and amortization	1.7	1.6	0.1	6%	3.3	3.3	—	—
Total operating expenses	237.0	203.4	33.6	17%	446.9	413.0	33.9	8%
Operating income	$26.8	$24.3	$2.5	10%	$54.3	$50.5	$3.8	8%
Transactions processed (millions)	984	1,116	(132)	(12)%	1,958	1,980	(22)	(1)%
Revenues

epay Segment total revenues were $263.8 million for the three months ended June 30, 2023, an increase of $36.1 million or 16% compared to the same period in 2022. epay Segment total revenues were $501.2 million for the six months ended June 30, 2023, an increase of $37.7 million or 8% compared to the same period in 2022. The increase in revenue for the three months ended June 30, 2023 was driven by continued expansion in mobile and digital branded payments. Fluctuations in foreign currency exchange rates increased revenue by approximately $1.3 and $0.2 million for the three and six months ended June 30, 2023, compared to the same periods in 2022.

Revenue per transaction increased to $0.27 and $0.26 for the three and six months ended June 30, 2023, respectively, compared to $0.20 and $0.23 for the same periods in 2022. The increase in revenue per transaction was primarily due to the decrease in the number of mobile transactions processed in a region where we generally earn lower revenues per transaction for the three and six month periods.

Direct operating costs

epay Segment direct operating costs were $204.2 million for the three months ended June 30, 2023, an increase of $30.5 million or 18% compared to the same period in 2022. epay Segment direct operating costs were $382.3 million for the six months ended June 30, 2023, an increase of $30.3 million or 9% compared to the same period in 2022. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Foreign currency exchange rates increased direct operating costs by $1.2 million and $0.2 million for the three and six months ended June 30, 2023 compared to the same periods in 2022.

Gross profit

Gross profit was $59.6 million for the three months ended June 30, 2023, an increase of $5.6 million or 10% compared to $54.0 million for the same period in 2022. Gross profit was $118.9 million for the six months ended June 30, 2023, an increase of $7.4 million or 7% compared to $111.5 million for the same period in 2022. Gross margin decreased to 22.6% and 23.7% for the three and six months ended June 30, 2023, compared to 23.7% and 24.1% for the same periods in 2022. The decrease in gross profit and gross margin was primarily due to the shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $22.0 million for the three months ended June 30, 2023, an increase of $2.2 million or 11% compared to the same period in 2022. Salaries and benefits expenses were $43.4 million for the six months ended June 30, 2023, an increase of $3.4 million or 9% compared to the same period in 2022. The fluctuations in salaries and benefits were driven by an increase in salaries and headcount to support the growth of the business. As a percentage of revenues, these expenses decreased and increased to 8.3% and 8.7%, respectively, for the three and six months ended June 30, 2023, compared to 8.7% and 8.6% for the same periods in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $9.1 million for the three months ended June 30, 2023, an increase of $0.8 million or 10% compared to the same period in 2022.  Selling, general and administrative expenses were $17.9 million for the six months ended June 30, 2023, an increase of $0.2 million or 1% compared to the same periods in 2022. As a percentage of revenues, these expenses decreased to 3.4% and 3.6% for the three and six months ended June 30, 2023, compared to 3.6% and 3.8% for the same periods in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $1.7 million for the three months ended June 30, 2023, an increase of $0.1 million or 6% compared to the same period in 2022. Depreciation and amortization expenses were $3.3 million for both the six months ended June 30, 2023 and 2022. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.6% and 0.7% for the three and six months ended June 30, 2023, respectively, compared to 0.7% and 0.7% for the same periods in 2022.

Operating income

epay Segment operating income was $26.8 million for the three months ended June 30, 2023, an increase of $2.5 million or 10% compared to the same period in 2022. epay Segment operating income was $54.3 million for the six months ended June 30, 2023, an increase of $3.8 million or 8% compared to the same period in 2022. Operating margin decreased to 10.2% and 10.8% for the three and six months ended June 30, 2023, compared to 10.7% and 10.9% for the same periods in 2022. Operating income per transaction was $0.03 for both the three and six months ended June 30, 2023, respectively compared to $0.02 and $0.03 for same periods in 2022. The changes in operating income and operating margin for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily due to the shift in the mix of transactions processed.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and six months ended June 30, 2023 and 2022 for the Money Transfer Segment:
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$394.8	$368.5	$26.3	7%	$754.2	$707.5	$46.7	7%
Operating expenses:
Direct operating costs	213.7	205.0	8.7	4%	410.0	393.5	16.5	4%
Salaries and benefits	78.5	68.0	10.5	15%	152.8	135.3	17.5	13%
Selling, general and administrative	47.3	46.3	1.0	2%	95.0	87.3	7.7	9%
Depreciation and amortization	8.1	8.6	(0.5)	(6)%	16.6	17.5	(0.9)	(5)%
Total operating expenses	347.6	327.9	19.7	6%	674.4	633.6	40.8	6%
Operating income	$47.2	$40.6	$6.6	16%	$79.8	$73.9	$5.9	8%
Transactions processed (millions)	41.1	37.3	3.8	10%	78.6	70.7	7.9	11%
Revenues

Money Transfer Segment total revenues were $394.8 million for the three months ended June 30, 2023, an increase of $26.3 million or 7% compared to the same period in 2022. Money Transfer Segment total revenues were $754.2 million for the six months ended June 30, 2023, an increase of $46.7 million or 7% compared to the same period in 2022. The increase in revenues was primarily due to an increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.61 and $9.60 for the three and six months ended June 30, 2023, compared to $9.88 and $10.01for the same period in 2022 due to a shift in the mix of transactions processed. Fluctuations in foreign currency exchange rates increased revenues by approximately $1.0 million and $34 thousand for the three and six months ended June 30, 2023, compared to the same periods in 2022.

Direct operating costs

Money Transfer Segment direct operating costs were $213.7 million for the three months ended June 30, 2023, an increase of 8.7 million or 4% compared to the same period in 2022. Money Transfer Segment direct operating costs were $410.0 million for the six months ended June 30, 2023, an increase of $16.5 million or 4% compared to the same period in 2022. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions.
Gross profit

Gross profit was $181.1 million for the three months ended June 30, 2023, an increase of $17.6 million or 11% compared to $163.5 million for the same period in 2022. Gross profit was $344.2 million for the six months ended June 30, 2023, an increase of $30.2 million or 10% compared to $314.0 million for the same period in 2022. Gross margin increased to 45.9% and 45.6% for the three and six months ended June 30, 2023, compared to 44.4% and 44.4% for the same periods in 2022. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound money transfers and direct-to-consumer digital transactions.
35

Salaries and benefits

Salaries and benefits expenses were $78.5 million for the three months ended June 30, 2023, an increase of $10.5 million or 15% compared to the same period in 2022. Salaries and benefits expenses were $152.8 million for the six months ended June 30, 2023, an increase of $17.5 million or 13% compared to the same period in 2022. The increase in salaries and benefits was primarily driven by an increase in salaries and headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 19.9% and 20.3% for the three and six months ended June 30, 2023, compared to 18.5% and 19.1%, for the same periods in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $47.3 million for the three months ended June 30, 2023, an increase of $1.0 million or 2% compared to the same period in 2022. Selling, general and administrative expenses were $95.0 million for the six months ended June 30, 2023, an increase of $7.7 million or 9% compared to the same period in 2022. The increase was primarily due to an increase in hardware and software expenses, professional fees, marketing expenses and travel related expenses. As a percentage of revenues, these expenses decreased and increased to 12.0% and 12.6% for the three and six months ended June 30, 2023, compared to 12.6% and 12.3% for the same periods in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $8.1 million for the three months ended June 30, 2023, a decrease of $0.5 million or 6% compared to the same period in 2022. Depreciation and amortization expenses were $16.6 million for the six months ended June 30, 2023, a decrease of $0.9 million or 5% compared to the same period in 2022. Depreciation and amortization expense primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 2.1% and 2.2% for the three and six months ended June 30, 2023, compared to 2.3% and 2.5% for the same periods in 2022.

Operating income

Money Transfer Segment operating income was $47.2 million for the three months ended June 30, 2023, an increase of $6.6 million or 16% compared to the same period in 2022. Money Transfer Segment operating income was $79.8 million for the six months ended June 30, 2023, an increase of $5.9 million or 8% compared to the same period in 2022. Operating margin increased to 12.0% and 10.6% for the three and six months ended June 30, 2023, compared to 11.0% and 10.4% for the same periods in 2022.  Operating income per transaction increased and decreased to $1.15 and $1.02, respectively, for the three and six months ended June 30, 2023, compared to $1.09 and $1.05 for the same period in 2022 due to a shift in the mix of transactions processed.

CORPORATE SERVICES

The following table presents the operating expenses for the three and six months ended June 30, 2023 and 2022 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase Amount	Increase Percent
Salaries and benefits	$18.1	$15.9	$2.2	14%	$36.8	$30.0	$6.8	23%
Selling, general and administrative	2.3	2.6	(0.3)	(12)%	4.9	4.9	—	—
Depreciation and amortization	0.1	0.1	—	—	0.2	0.2	—	—
Total operating expenses	$20.5	$18.6	$1.9	10%	$41.9	$35.1	$6.8	19%

Corporate operating expenses

Total Corporate operating expenses were $20.5 million and $41.9 million for the three and six months ended June 30, 2023, an increase of $1.9 million or 10% and $6.8 million or 19% compared to the same periods in 2022. The increase is primarily due to an increase in long-term and short-term incentive compensation expense for the three and six months ended June 30, 2023, compared to the same periods in 2022, due to improved company performance.

OTHER EXPENSE, NET
	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$3.5	$0.2	$3.3	1,650%	$6.1	$0.3	$5.8	1,933%
Interest expense	(14.0)	(8.8)	(5.2)	59%	(24.1)	(14.9)	(9.2)	62%
Foreign currency exchange gain (loss), net	6.3	(14.7)	21.0	(143)%	5.2	(20.2)	25.4	(126)%
Other gains (losses)	(0.1)	—	(0.1)	N/A	(0.1)	0.2	(0.3)	(150)%
Other expense, net	$(4.3)	$(23.3)	$19.0	(82)%	$(12.9)	$(34.6)	$21.7	(63)%

Interest income

Interest income was $3.5 million for the three months ended June 30, 2023, an increase of $3.3 million or 1,650% compared to the same period in 2022. Interest income was $6.1 million for the six months ended June 30, 2023, an increase of $5.8 million or 1,933% compared to the same period in 2022. This increase was driven by an increase in interest rates on our interest bearing bank accounts.

Interest expense
Interest expense was $14.0 million for the three months ended June 30, 2023, an increase of $5.2 million or 59% compared to the same period in 2022. Interest expense was $24.1 million for the six months ended June 30, 2023, an increase of $9.2 million or 62% compared to the same period in 2022. This increase was driven by an increase in interest rates on our Credit Facility.

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
We recorded net foreign currency exchange gains of $6.3 million and $5.2 million for the three and six months ended June 30, 2023, compared to net foreign currency exchange losses of $14.7 million and $20.2 million for the same periods in 2022. These realized and unrealized foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

The Company's effective income tax rate was 27.3% and 31.9% for the three and six months ended June 30, 2023, compared to 26.7% and 36.7% for the same periods ended June 30, 2022. The Company's effective income tax rate for the three and six months ended June 30, 2023 was higher than the applicable statutory income tax rate of 21% as a result of the Company’s U.S. deferred tax activity and certain foreign earnings being subject to higher local statutory tax rates.

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $86.1 million for the three months ended June 30, 2023, an increase of $28.8 million or 50% compared to the same period in 2022. The increase in net income was primarily attributable to the $95.8 million increase in revenues, across all of our three segments, largely driven by successful business operations. The increased revenues led to a $38.4 million increase in gross profit. The increase in gross profit was partially offset by a $10.5 million increase in salaries and benefits expense in the Money Transfer segment.

Net income attributable to Euronet was $106.2 million for the six months ended June 30, 2023, an increase of $40.7 million or 62% compared to the same period in 2022. The increase in net income was primarily attributable to the $164.5 million increase in revenues, largely driven by increases within the EFT Segment as tourism and cross-border travel increased. The increased revenues led to a $73.7 million increase in gross profit. The increase in gross profit was partially offset by a $33.2 million increase in salaries and benefits expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2023, we had working capital of $1,207.4 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,372.6 million as of December 31, 2022. The decrease in working capital was primarily due to a decrease in prepayments. Our ratio of current assets to current liabilities was 1.52 and 1.58 at June 30, 2023 and December 31, 2022, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of June 30, 2023, we had $776.3 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $260.7 million from $515.6 million as of December 31, 2022 to $776.3 million as of June 30, 2023 as a result of the increase in number of active ATMs as of June 30, 2023 compared to December 31, 2022. The Company has $1,137.5 million of unrestricted cash as of June 30, 2023 compared to $1,131.2 million as of December 31, 2022. Including the $776.3 million of cash in ATMs at June 30, 2023, we have access to $2,192.6 million in available cash, and $1,057.2 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
Liquidity	2023	2022
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$220.2	$180.7
Investing activities	(45.5)	(387.0)
Financing activities	104.4	491.2
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(77.4)	(195.2)
Increase in cash and cash equivalents and restricted cash	$201.7	$89.7

Operating activity cash flow

Cash flows provided by operating activities were $220.2 million for the six months ended June 30, 2023 compared to cash flows provided by operating activities of $180.7 million for the same period in 2022. The increase in operating cash flows was primarily due to an increase in net income.

Investing activity cash flow

Cash flows used in investing activities were $45.5 million for the six months ended June 30, 2023 compared to $387.0 million for the same period in 2022. The decrease in cash used in investing activities is primarily due to the $331.0 million of cash paid at the closing of PBMA in March 2022. Additionally, we used $41.9 million for purchases of property and equipment for the six months ended June 30, 2023 compared to $53.1 million for the same period in 2022.

Financing activity cash flow

Cash flows provided by financing activities were $104.4 million for the six months ended June 30, 2023 compared to cash flows provided by financing activities of $491.2 million for the same period in 2022. Our borrowing activities on the Credit Facility for the six months ended June 30, 2023 consisted of net borrowings of $132.8  million compared to net borrowings of $663.7 million for the same period in 2022. The decrease in net borrowings on the Credit Facility, during the six months ended June 30, 2023, is primarily the result of decreased funding requirements for acquisitions. We repurchased $29.3 million of common stock during the six months ended June 30, 2023 compared to $175.3 million of repurchases during the same period of 2022. We received proceeds of $2.4 million and $3.7 million during the six months ended June 30, 2023 and 2022, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Effect of exchange rates on cash, cash equivalents and restricted cash
Fluctuations in foreign currency exchange rates for the six months ended June 30, 2023 and 2022 had a negative impact of $77.4 million and $195.2 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the six months ended June 30, 2023 and 2022 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the euro.

Other sources of capital

Credit Facility -  On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027. The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit, a $75 million sublimit both for U.S. dollar swingline loans and for swingline loans in euros or British pounds sterling.  The Credit Facility allows for borrowings in British pounds sterling,  euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is 1.25% including the facility fee.

As of June 30, 2023, we had $137.6 million of borrowings and $55.2 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $1,057.2 million under the Credit Facility was available for borrowing.

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
Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of June 30, 2023, we have outstanding €600 million ($654.6 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Credit Agreements - On June 27, 2023, the Company entered into an Uncommitted Credit Agreement for $300 million, fully drawn and outstanding at June 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2023. The loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.125%. On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at June 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There was $0.2 million outstanding under these other obligation arrangements as of both June 30, 2023 and December 31, 2022.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the six months ended June 30, 2023 were $41.9 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2023 are currently estimated to range from approximately $100 million to $110 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt, leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

Inflation and functional currencies

Historically, the countries in which we operate have experienced low and stable inflation. Therefore, the local currency in each of these markets is the functional currency. We have seen indications that the current inflationary period will put pressure on our results of operations and our financial position. We have seen some signs of inflation impacting discretionary spend items, such as gaming products, in our epay business, discretionary travel expenditures in EFT, as well as some pressure on send amounts in money transfer.  As a consequence of this inflationary period, we expect to see increasing expenses forthcoming. We continually review inflation and the functional currency in each of the countries where we operate.

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2023, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2023. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of June 30, 2023, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of June 30, 2023, our total debt outstanding, excluding unamortized debt issuance costs, was $1,767.4 million. Of this amount, $525.0 million, net of debt discounts, or 30% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of June 30, 2023, the fair value of our fixed rate Convertible Notes was $532.0 million, compared to a carrying value of $525.0 million. Further, as of June 30, 2023 we had $137.6 million of borrowings under our Credit Facility, or 8% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest as of June 30, 2023, was based on SOFR that resets at various intervals of less than one year. Additionally, $654.6 million, or 37% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $654.6 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of June 30, 2023, the fair value of our fixed rate Senior Notes was $592.2 million, compared to a carrying value of $654.6 million. An additional $450.0 million, or 25% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates. The remaining $0.2 million, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the six months ended June 30, 2023, approximately 75% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2023, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $160 million to $170 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $120 million to $130 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2023, we had foreign currency derivative contracts outstanding with a notional value of $436.4 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2023, we held foreign currency derivative contracts outstanding with a notional value of $1.2 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months period ended June 30,2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
April 1 - April 30, 2023	—	$—	—	$446.7
May 1 - May 31 , 2023	810	105.00	810	446.6
June 1 - June 30, 2023	—	—	—	$446.6
Total	810	$105.00	810
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

ITEM 5.  OTHER

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, except as described in the table below:

Name & Title	Action Taken (Date of Action)	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)
Michael J. Brown, CEO and Director	Adoption June 8, 2023	Rule 10b5-1 Trading Arrangement	Up to 100,000 shares to be sold	September 9, 2024

(1)          Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).

(2)          Each trading arrangement permitted or permits transactions through and including the earlier to occur of (i) the completion of all purchases or sales or (ii) the date listed in the table. required by the SEC rules.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 (unaudited) and December 31, 2022, (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2023 and 2022 (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and 2022, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

August 2, 2023

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

