Form 10-Q
period 2023-09-30
EURONET WORLDWIDE, INC.
filed 2023-11-03
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

On November 2, 2023, Euronet Worldwide, Inc. had 46,121,435 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,074.4	$1,131.2
ATM cash	603.5	515.6
Restricted cash	14.1	7.4
Settlement assets	1,242.3	1,442.7
Trade accounts receivable, net of credit losses of $3.7 and $4.0	300.6	270.8
Prepaid expenses and other current assets	301.5	359.0
Total current assets	3,536.4	3,726.7
Operating right of use lease assets	140.0	149.7
Property and equipment, net of accumulated depreciation of $620.1 and $576.4	327.9	336.6
Goodwill	817.8	828.3
Acquired intangible assets, net of accumulated amortization of $202.4 and $199.2	167.4	188.3
Other assets, net of accumulated amortization of $73.5 and $68.0	173.4	174.0
Total assets	$5,162.9	$5,403.6
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,242.3	$1,442.7
Trade accounts payable	207.0	222.4
Accrued expenses and other current liabilities	469.1	505.8
Current portion of operating lease liabilities	49.1	50.2
Short-term debt obligations and current maturities of long-term debt obligations	450.1	0.1
Income taxes payable	96.5	67.5
Deferred revenue	54.7	65.4
Total current liabilities	2,568.8	2,354.1
Debt obligations, net of current portion	1,263.0	1,609.1
Operating lease obligations, net of current portion	95.1	102.6
Deferred income taxes	28.5	28.4
Other long-term liabilities	65.3	65.0
Total liabilities	4,020.7	4,159.2
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,205,802 and 64,091,387	1.3	1.3
Additional paid-in-capital	1,293.6	1,251.8
Treasury stock, at cost, shares issued 18,044,759 and 14,269,645	(1,429.7)	(1,105.8)
Retained earnings	1,558.7	1,348.3
Accumulated other comprehensive loss	(281.1)	(251.0)
Total Euronet Worldwide, Inc. stockholders’ equity	1,142.8	1,244.6
Noncontrolling interests	(0.6)	(0.2)
Total equity	1,142.2	1,244.4
Total liabilities and equity	$5,162.9	$5,403.6

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,004.0	$931.3	$2,730.3	$2,493.1
Operating expenses:
Direct operating costs, exclusive of depreciation	576.7	526.0	1,626.4	1,484.9
Salaries and benefits	153.6	134.4	444.9	392.5
Selling, general and administrative	73.9	69.6	224.4	207.6
Depreciation and amortization	32.8	32.8	99.4	101.8
Total operating expenses	837.0	762.8	2,395.1	2,186.8
Operating income	167.0	168.5	335.2	306.3
Other income (expense):
Interest income	4.0	0.6	10.1	0.9
Interest expense	(15.0)	(11.7)	(39.1)	(26.6)
Foreign currency exchange loss, net	(8.8)	(15.8)	(3.6)	(36.0)
Other (losses) gains, net	—	—	(0.1)	0.2
Other expense, net	(19.8)	(26.9)	(32.7)	(61.5)
Income before income taxes	147.2	141.6	302.5	244.8
Income tax expense	(43.0)	(44.0)	(92.5)	(81.9)
Net income	104.2	97.6	210.0	162.9
Net loss attributable to noncontrolling interests	—	0.2	0.4	0.4
Net income attributable to Euronet Worldwide, Inc.	$104.2	$97.8	$210.4	$163.3

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$2.15	$1.97	$4.27	$3.24
Diluted	$2.05	$1.87	$4.07	$3.10

Weighted average shares outstanding:
Basic	48,406,473	49,583,317	49,285,143	50,345,293
Diluted	51,470,603	52,751,304	52,446,292	53,688,800

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$104.2	$97.6	$210.0	$162.9
Translation adjustment	(61.0)	(100.5)	(30.1)	(209.9)
Comprehensive income (loss)	43.2	(2.9)	179.9	(47.0)
Comprehensive income attributable to noncontrolling interests	(0.1)	(0.3)	(0.4)	(0.6)
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$43.1	$(3.2)	$179.5	$(47.6)

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1.3	$1,274.1	$(931.2)
Net income (loss)	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	40,173	0.0	2.0	0.2
Share-based compensation	—	—	9.8	—
Repurchase of shares	(639,535)	—	—	(70.4)
Adoption of ASU 2020-06	—	—	(74.1)	—
Balance as of March 31, 2022	50,548,522	1.3	1,211.8	(1,001.4)
Net income (loss)	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	31,233	0.0	1.3	(0.1)
Share-based compensation	—	—	10.2	—
Repurchase of shares	(1,000,000)	—	—	(104.6)
Balance as of June 30, 2022	49,579,755	1.3	1,223.3	(1,106.1)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	13,398	—	0.5	0.2
Share-based compensation	—	—	10.3	—
Balance as of September 30, 2022	49,593,153	$1.3	$1,234.1	$(1,105.9)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	79,859	—	0.5	0.5
Share-based compensation	—	—	14.3	—
Repurchase of shares	(276,400)	—	—	(28.3)
Balance as of March 31, 2023	49,626,166	1.3	1,266.6	(1,133.6)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	30,188	—	1.3	—
Share-based compensation	—	—	12.4	—
Repurchase of shares	(810)	—	—	(0.1)
Balance as of June 30, 2023	49,655,544	1.3	1,280.3	(1,133.7)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	12,548	—	0.6	0.1
Share-based compensation	—	—	12.7	—
Repurchase of shares	(3,507,049)	—	—	(296.1)
Balance as of September 30, 2023	46,161,043	$1.3	$1,293.6	$(1,429.7)

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited, in millions)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083.9	$(172.6)	$—	$1,255.5
Net income (loss)	8.3	—	—	8.3
Other comprehensive loss	—	(21.1)	—	(21.1)
Stock issued under employee stock plans	—	—	—	2.2
Share-based compensation	—	—	—	9.8
Repurchase of shares	—	—	—	(70.4)
Adoption of ASU 2020-06	33.4	—	—	(40.7)
Balance as of March 31, 2022	1,125.6	(193.7)	—	1,143.6
Net income (loss)	57.3	—	(0.2)	57.1
Other comprehensive loss	—	(88.2)	(0.1)	(88.3)
Stock issued under employee stock plans	—	—	—	1.2
Share-based compensation	—	—	—	10.2
Repurchase of shares	—	—	—	(104.6)
Balance as of June 30, 2022	1,182.9	(281.9)	(0.3)	1,019.2
Net income (loss)	97.8	—	(0.2)	97.6
Other comprehensive loss	—	(100.4)	(0.1)	(100.5)
Stock issued under employee stock plans	—	—	—	0.7
Share-based compensation	—	—	—	10.3
Repurchase of shares	—	—	—	—
Balance as of September 30, 2022	$1,280.7	$(382.3)	$(0.6)	$1,027.3

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	20.1	—	(0.3)	19.8
Other comprehensive income	—	20.8	0.1	20.9
Stock issued under employee stock plans	—	—	—	1.0
Share-based compensation	—	—	—	14.3
Repurchase of shares	—	—	—	(28.3)
Balance as of March 31, 2023	1,368.4	(230.2)	(0.4)	1,272.1
Net income (loss)	86.1	—	(0.1)	86.0
Other comprehensive income	—	10.0	—	10.0
Stock issued under employee stock plans	—	—	—	1.3
Share-based compensation	—	—	—	12.4
Repurchase of shares	—	—	—	(0.1)
Balance as of June 30, 2023	1,454.5	(220.2)	(0.5)	1,381.7
Net income	104.2	—	—	104.2
Other comprehensive income	—	(60.9)	(0.1)	(61.0)
Stock issued under employee stock plans	—	—	—	0.7
Share-based compensation	—	—	—	12.7
Repurchase of shares	—	—	—	(296.1)
Balance as of September 30, 2023	$1,558.7	$(281.1)	$(0.6)	$1,142.2

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Net income	$210.0	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.4	101.8
Share-based compensation	39.5	30.3
Unrealized foreign exchange loss, net	3.6	36.0
Deferred income taxes	(5.9)	12.2
Amortization of debt issuance costs	3.0	2.4
Changes in working capital, net of amounts acquired:
Income taxes payable, net	29.7	9.2
Trade accounts receivable, including amounts in settlement assets	157.1	6.1
Prepaid expenses and other current assets, including amounts in settlement assets	73.8	(205.4)
Trade accounts payable, including amounts in settlement obligations	(200.0)	(107.1)
Deferred revenue	(10.7)	(11.0)
Accrued expenses and other current liabilities, including amounts in settlement obligations	110.3	400.9
Changes in noncurrent assets and liabilities	(2.4)	10.4
Net cash provided by operating activities	507.4	448.7
Cash flows from investing activities:
Acquisitions, net of cash acquired	0.2	(331.4)
Purchases and proceeds of property and equipment	(69.1)	(79.4)
Purchases of other long-term assets	(6.3)	(5.8)
Other, net	0.6	0.5
Net cash used in investing activities	(74.6)	(416.1)
Cash flows from financing activities:
Proceeds from issuance of shares	3.1	4.4
Repurchase of shares	(325.4)	(175.3)
Borrowings from credit agreements	6,294.1	5,924.1
Repayments of credit agreements	(6,177.9)	(5,581.2)
Net borrowings (repayments) from short-term debt obligations	—	4.6
Other, net	(2.2)	(3.1)
Net cash provided by financing activities	(208.3)	173.5
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(172.0)	(413.7)
Increase/(decrease) in cash and cash equivalents and restricted cash	52.5	(207.6)
Cash and cash equivalents and restricted cash at beginning of period	1,990.8	2,086.1

Cash and cash equivalents and restricted cash at end of period	$2,043.3	$1,878.5

Supplemental disclosure of cash flow information:
Interest paid during the period	$39.2	$21.7
Income taxes paid during the period	$62.0	$65.7

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
Seasonality

Euronet’s EFT Processing Segment normally experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, normally coinciding with the tourism season. The epay Segment is normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Also, epay sells large loyalty rewards campaigns to retailers, which could be deployed in any given quarter and will impact the activity in that quarter accordingly. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.

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

The results of PBMA operations are included in the Company's consolidated results of operation, as part of the EFT Processing business segment, beginning on March 16, 2022. For the period beginning on the acquisition date through September 30, 2022, PBMA had $63.8 million in revenue. PBMA had $42.3 million and $98.5 million in revenue for the three and nine months ended September 30, 2023. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.
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

	As of
(in millions)	September 30, 2023	December 31, 2022
Settlement assets:
Settlement cash and cash equivalents	$274.9	$242.6
Settlement restricted cash	76.4	94.0
Accounts receivable, net of credit losses of $39.4 and $33.0	690.9	887.6
Prepaid expenses and other current assets	200.1	218.5
Total settlement assets	$1,242.3	$1,442.7
Settlement obligations:
Trade account payables	$465.0	$655.1
Accrued expenses and other current liabilities	777.3	787.6
Total settlement obligations	$1,242.3	$1,442.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,074.4	$1,131.2	$967.1	$1,260.5
Restricted cash	14.1	7.4	8.4	3.7
ATM cash	603.5	515.6	646.1	543.4
Settlement cash and cash equivalents	274.9	242.6	210.8	203.6
Settlement restricted cash	76.4	94.0	46.1	74.9
Cash and cash equivalents and restricted cash at end of period	$2,043.3	$1,990.8	$1,878.5	$2,086.1

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Computation of diluted earnings:
Net income	$104.2	$97.8	$210.4	$163.3
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.1	1.1	3.1	3.3
Net income for diluted earnings per share calculation	$105.3	$98.9	$213.5	$166.6

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	48,406,473	49,583,317	49,285,143	50,345,293
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	282,312	386,169	379,331	561,689
Incremental shares from assumed conversion of convertible debt	2,781,818	2,781,818	2,781,818	2,781,818
Diluted weighted average shares outstanding	51,470,603	52,751,304	52,446,292	53,688,800

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 3.6 million and 2.7 million for the three and nine months ended September 30, 2023 and 3.3 million and 2.8 million for the three and nine months ended September 30, 2022, respectively.

Euronet issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of Euronet's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of convertible notes is required to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, the Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price of $188.73 per share. See Note 9, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. Under the repurchase programs, we repurchased $296.1 million and $324.5 million of stock, for the three and nine months ended September 30, 2023 and we repurchased $175.0 million of stock for the nine months ended September 30, 2022. We did not repurchase any stock during the three months ended September 30, 2022. Repurchases under the current program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustments of ($61.0) million and ($30.1) million for the three and nine months ended September 30, 2023 and ($100.5) million and ($209.9) million for the three and nine months ended September 30, 2022, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2023 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2022	$188.3	$828.3	$1,016.6
Increases (decreases):
Acquisition	—	—	—
Amortization	(18.9)	—	(18.9)
Foreign currency exchange rate changes	(2.0)	(10.5)	(12.5)
Balance as of September 30, 2023	$167.4	$817.8	$985.2

Of the total goodwill balance of $817.8 million as of September 30, 2023, $378.2 million relates to the Money Transfer Segment, $317.9 million relates to the EFT Processing Segment and the remaining $121.7 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of September 30, 2023, is expected to total $5.3 million for the remainder of 2023, $17.5 million for 2024, $14.2 million for 2025, $13.9 million for 2026, $12.6 million for 2027 and $12.2 million for 2028.
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	September 30, 2023	December 31, 2022
Accrued expenses	$294.0	$311.9
Derivative liabilities	39.2	42.3
Other tax payables	69.2	80.6
Accrued payroll expenses	64.9	68.0
Current portion of capital lease obligations	1.8	3.0
Total	$469.1	$505.8

(8) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the nine months ended September 30, 2023 is the result of $134.4 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $145.1 million of revenues recognized.

(9) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	September 30, 2023	December 31, 2022
Credit Facility:
Revolving credit agreement	$113.5	$454.8
Notes:
0.75% Convertible Notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	634.2	642.1

Uncommitted credit agreements	450.0	—

Other obligations	0.2	0.2

Total debt obligations	1,722.9	1,622.1
Unamortized debt issuance costs	(9.8)	(12.9)
Carrying value of debt	1,713.1	1,609.2
Short-term debt obligations and current maturities of long-term debt obligations	(450.1)	(0.1)
Long-term debt obligations	$1,263.0	$1,609.1

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

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of September 30, 2023.

Convertible Notes

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130 % of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2023, the conversion threshold was not met. Contractual interest expense for the Convertible Notes was $1.0 million and $2.9 million for the three and nine months ended September 30, 2023, respectively. Contractual interest expense for the Convertible Notes was $4.0 million and $9.0 million for the three and nine months ended September 30, 2022, respectively.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2023, the Company has outstanding €600 million ($634.2 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 27, 2023, the Company entered into an Uncommitted Credit Agreement for $300 million, fully drawn and outstanding at September 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2023. The loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.125%. The weighted-average interest rate from the loan inception date to September 30, 2023 was 6.33%.

On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at September 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to September 30, 2023 was 6.24%.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of September 30, 2023 and December 31, 2022, borrowings under these arrangements were $0.2 million each.

Debt Issuance Costs

As of September 30, 2023, the Company had unamortized debt issuance costs of $3.4 million for the Credit Facility, $3.2 million for the Convertible Notes and $3.2 million for the Senior Notes that will be amortized through October 2027, March 2025 and May 2026,  respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $426.0 million and $398.6 million as of September 30, 2023 and December 31, 2022, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $325.5 million and $228.4 million as of September 30, 2023 and December 31, 2022, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $22.2 million and $63.8 million for the three and nine months ended September 30, 2023, respectively, and $22.3 million and $66.5 million for the same periods in 2022, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of September 30, 2023 and December 31, 2022 was $1.0 billion and $1.0 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$43.6	$50.3	Other current liabilities	$(39.2)	$(42.3)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2023 and December 31, 2022 (in millions):

Offsetting of Derivative Assets
As of September 30, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$43.6	$—	$43.6	$(29.7)	$13.9

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$50.3	$—	$50.3	$(32.0)	$18.3

Offsetting of Derivative Liabilities
As of September 30, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(39.2)	$—	$(39.2)	$28.7	$(10.5)

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$(42.3)	$—	$(42.3)	$32.1	$(10.2)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022:

		Amount of (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2023	2022	2023	2022
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss), net	$(3.2)	$(7.4)	$(6.9)	$(0.7)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of September 30, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$43.6	$—	$43.6
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(39.2)	$—	$(39.2)

		As of December 31, 2022
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.3	$—	$50.3
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(42.3)	$—	$(42.3)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of September 30, 2023 was based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2023, the fair values of the Convertible Notes and Senior Notes were $498.5 million and $571.8 million, respectively, with carrying values of $525.0 million and $634.2 million, respectively.

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

The following tables present the Company's reportable segment results for the three months and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$345.8	$264.5	$395.9	$(2.2)	$1,004.0
Operating expenses:
Direct operating costs, exclusive of depreciation	165.7	201.3	211.9	(2.2)	576.7
Salaries and benefits	35.2	23.4	77.6	17.4	153.6
Selling, general and administrative	16.2	9.7	45.7	2.3	73.9
Depreciation and amortization	23.9	1.8	7.0	0.1	32.8
Total operating expenses	241.0	236.2	342.2	17.6	837.0
Operating income (loss)	$104.8	$28.3	$53.7	$(19.8)	$167.0

	For the Three Months Ended September 30, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$319.5	$248.9	$364.9	$(2.0)	$931.3
Operating expenses:
Direct operating costs, exclusive of depreciation	137.8	190.1	200.1	(2.0)	526.0
Salaries and benefits	30.0	19.8	69.6	15.0	134.4
Selling, general and administrative	12.2	8.5	46.3	2.6	69.6
Depreciation and amortization	23.1	1.4	8.2	0.1	32.8
Total operating expenses	203.1	219.8	324.2	15.7	762.8
Operating income (loss)	$116.4	$29.1	$40.7	$(17.7)	$168.5

	For the Nine Months Ended September 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$820.4	$765.7	$1,150.1	$(5.9)	$2,730.3
Operating expenses:
Direct operating costs, exclusive of depreciation	426.8	583.6	621.9	(5.9)	1,626.4
Salaries and benefits	93.5	66.8	230.4	54.2	444.9
Selling, general and administrative	48.9	27.6	140.7	7.2	224.4
Depreciation and amortization	70.4	5.1	23.6	0.3	99.4
Total operating expenses	639.6	683.1	1,016.6	55.8	2,395.1
Operating income (loss)	$180.8	$82.6	$133.5	$(61.7)	$335.2

	For the Nine Months Ended September 30, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$714.1	$712.4	$1,072.4	$(5.8)	$2,493.1
Operating expenses:
Direct operating costs, exclusive of depreciation	354.9	542.1	593.6	(5.7)	1,484.9
Salaries and benefits	82.9	59.8	204.9	44.9	392.5
Selling, general and administrative	40.3	26.2	133.6	7.5	207.6
Depreciation and amortization	71.1	4.7	25.7	0.3	101.8
Total operating expenses	549.2	632.8	957.8	47.0	2,186.8
Operating income (loss)	$164.9	$79.6	$114.6	$(52.8)	$306.3

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	September 30, 2023	December 31, 2022
EFT Processing	$2,296.9	$2,150.7
epay	825.5	1,173.3
Money Transfer	1,714.4	1,795.8
Corporate Services, Eliminations and Other	326.1	283.8
Total	$5,162.9	$5,403.6

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

	Revenues for the Three Months Ended September 30, 2023				Revenues for the Nine Months Ended September 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$285.7	$171.6	$165.1	$622.4	$644.2	$498.9	$480.5	$1,623.6
North America	18.6	45.2	187.4	251.2	53.9	125.6	539.8	719.3
Asia Pacific	39.4	33.9	27.2	100.5	116.7	101.1	81.7	299.5
Other	2.1	13.8	16.2	32.1	5.6	40.1	48.1	93.8
Eliminations	—	—	—	(2.2)	—	—	—	(5.9)
Total	$345.8	$264.5	$395.9	$1,004.0	$820.4	$765.7	$1,150.1	$2,730.3

	Revenues for the Three Months Ended September 30, 2022				Revenues for the Nine Months Ended September 30, 2022
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$267.0	$167.0	$144.0	$578.0	$563.5	$457.7	$432.7	$1,453.9
North America	17.2	32.9	180.8	230.9	51.0	98.5	519.2	668.7
Asia Pacific	34.1	36.9	27.0	98.0	96.8	118.6	80.7	296.1
Other	1.2	12.1	13.1	26.4	2.8	37.6	39.8	80.2
Eliminations	—	—	—	(2.0)	—	—	—	(5.8)
Total	$319.5	$248.9	$364.9	$931.3	$714.1	$712.4	$1,072.4	$2,493.1

(13) INCOME TAXES

The Company's effective income tax rate was 29.2% and 30.6% for the three and nine months ended September 30, 2023 respectively, compared to 31.1% and 33.5% for the three and nine months ended September 30, 2022, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2023 was higher than the applicable statutory income tax rate of 21% mainly as a result of our U.S. deferred tax activity and certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity.

(14) COMMITMENTS

As of September 30, 2023, the Company had $83.6 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which  $3.2 million are collateralized  by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of September 30, 2023, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $10.9 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $51.0 million over the terms of agreements with the Company's customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of September 30, 2023, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $282.5 million. The Company maintains insurance policies to mitigate this exposure;
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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2023 or December 31, 2022.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2023 are:

As of September 30, 2023
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2023	$12.3
2024	42.5
2025	32.1
2026	23.5
2027	16.4
Thereafter	20.6
Total lease payments	$147.4
Less: imputed interest	(7.7)
Present value of lease liabilities	$139.7

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease expense	Selling, general and administrative and Direct operating costs	$12.6	$12.2	$37.6	$38.8
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	47.0	40.3	124.7	107.3
Total lease expense		$59.6	$52.5	$162.3	$146.1

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2023
Weighted- average remaining lease term (years)	4.4
Weighted- average discount rate	2.5%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities (a)	$37.5	$37.9
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$83.4	$26.5

         (a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.
24

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 or other pandemics; inflation; the war in the Ukraine and the Middle East, and related economic sanctions; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.  Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW
COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) The EFT Processing Segment processes transactions for a network of 51,496 ATMs and approximately 637,000 POS terminals across Europe, the Middle East, Africa, Asia Pacific, and the United States. We provide comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, DCC, domestic and international surcharges and other value added services. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) The epay Segment, which provides distribution, processing and collection services for electronic payment products and prepaid mobile airtime through a network of approximately 810,000 POS terminals in Europe, the Middle East, Asia Pacific, North America and South America. We also provide vouchers and physical gift fulfillment services in Europe.

3) The Money Transfer Segment, which provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe and global account-to-account money transfer services under the brand name xe. We offer services under the brand names Ria and IME through a network of sending agents, Company-owned stores, our websites and mobile applications, disbursing money transfers through a worldwide correspondent network that includes approximately 540,000 locations. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites. In addition to money transfers, we also offer customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Through our xe brand, we offer cash management solutions and foreign currency risk management services to small-to-medium-sized businesses.

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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 35% and 30% of total consolidated revenues for the three and nine months ended September 30, 2023 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 26% and 28% of total consolidated revenues for the three and nine months ended September 30, 2023 are primarily derived from commissions earned from the distribution of electronic content, vouchers, and physical gifts and commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime. Branded payments, which includes the distribution of digital media content, were 66% of epay Segment revenues for both the three and nine months ended September 30, 2023. Branded payments include digital content such as music, games and software, as well as, other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% and 42% of total consolidated revenues for the three and nine months ended September 30, 2023, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending network in place comprised of agents, customer service representatives, Company-owned stores, our websites and mobile applications, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value-added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM, POS and merchant acquiring services, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country in which we operate. These laws and regulations may impact our cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs. Our ATM estate is dependent on contracts that cover large numbers of ATMs, and management is complicated by legal and regulatory considerations of local countries, as well as customers' decisions whether to outsource ATMs or manage them internally. The EFT Segment is also dependent to a large degree on consumer travel patterns over which we have no control. Although international travel is returning to pre-pandemic levels in many parts of the globe, the war in Ukraine and the Middle East, and related sanctions are negatively affecting the number of individuals in many locations where we have ATMs. Our EFT revenues are dependent on tourism within, and into Europe. Inflation is impacting our business as travelers have less cash available to spend on vacations.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and nine months ended September 30, 2023 and 2022 are summarized in the tables below:
	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase Amount	Increase Percent	2023	2022	Increase Amount	Increase (Decrease) Percent
EFT Processing	$345.8	$319.5	$26.3	8%	$820.4	$714.1	$106.3	15%
epay	264.5	248.9	15.6	6%	765.7	712.4	53.3	7%
Money Transfer	395.9	364.9	31.0	8%	1,150.1	1,072.4	77.7	7%
Total	1,006.2	933.3	72.9	8%	2,736.2	2,498.9	237.3	9%
Corporate services, eliminations and other	(2.2)	(2.0)	(0.2)	10%	(5.9)	(5.8)	(0.1)	2%
Total	$1,004.0	$931.3	$72.7	8%	$2,730.3	$2,493.1	$237.2	10%

	Operating Income (Loss) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Loss) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase Percent
EFT Processing	$104.8	$116.4	$(11.6)	(10)%	$180.8	$164.9	$15.9	10%
epay	28.3	29.1	(0.8)	(3)%	82.6	79.6	3.0	4%
Money Transfer	53.7	40.7	13.0	32%	133.5	114.6	18.9	16%
Total	186.8	186.2	0.6	0%	396.9	359.1	37.8	11%
Corporate services, eliminations and other	(19.8)	(17.7)	(2.1)	12%	(61.7)	(52.8)	(8.9)	17%
Total	$167.0	$168.5	$(1.5)	(1)%	$335.2	$306.3	$28.9	9%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:
	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2023	2022	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Percent
Australian dollar	$0.6543	$0.6834	(4)%	$0.6687	$0.7074	(5)%
British pounds sterling	$1.2655	$1.1766	8%	$1.2440	$1.2585	(1)%
Canadian dollar	$0.7454	$0.7662	(3)%	$0.7433	$0.7798	(5)%
euro	$1.0877	$1.0072	8%	$1.0829	$1.0650	2%
Hungarian forint	$0.0028	$0.0025	14%	$0.0028	$0.0028	2%
Indian rupee	$0.0121	$0.0125	(3)%	$0.0121	$0.0129	(6)%
Malaysian ringgit	$0.2162	$0.2233	(3)%	$0.2219	$0.2307	(4)%
New Zealand dollar	$0.6045	$0.6134	(1)%	$0.6174	$0.6469	(5)%
Polish zloty	$0.2421	$0.2128	14%	$0.2366	$0.2286	3%

COMPARISON OF OPERATING RESULTS FOR THE THREE ANDSIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and nine months ended September 30, 2023 and 2022:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$345.8	$319.5	$26.3	8%	$820.4	$714.1	$106.3	15%
Operating expenses:
Direct operating costs	165.7	137.8	27.9	20%	426.8	354.9	71.9	20%
Salaries and benefits	35.2	30.0	5.2	17%	93.5	82.9	10.6	13%
Selling, general and administrative	16.2	12.2	4.0	33%	48.9	40.3	8.6	21%
Depreciation and amortization	23.9	23.1	0.8	3%	70.4	71.1	(0.7)	(1)%
Total operating expenses	241.0	203.1	37.9	19%	639.6	549.2	90.4	16%
Operating income	$104.8	$116.4	$(11.6)	(10)%	$180.8	$164.9	$15.9	10%
Transactions processed (millions)	2,231	1,733	498	29%	6,103	4,634	1,469	32%
Active ATMs as of September 30,	51,496	49,617	1,879	4%	51,496	49,617	1,879	4%
Average Active ATMs	51,865	50,411	1,454	3%	49,479	47,581	1,898	4%

Revenues

EFT Processing Segment total revenues were $345.8 million for the three months ended September 30, 2023, an increase of $26.3 million or 8% compared to the same period in 2022. EFT Processing Segment total revenues were $820.4 million for the nine months ended September 30, 2023, an increase of $106.3 million or 15%. The increase in revenues was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the increase in travel bringing more tourists, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased revenues by approximately $19.3 million and $1.2 million for the three and nine months ended September 30, 2023 compared to the same period in 2022.

Average monthly revenues per ATM increased to $2,222 for the three months ended September 30, 2023 compared to $2,113 for the same period in 2022. Average monthly revenues per ATM increased to $1,842 for the nine months ended September 30, 2023 compared to $1,668 for the same period in 2022. Revenues per transaction decreased to $0.15 for the three months ended September 30, 2023 compared to $0.18 for the same period in 2022. Revenues per transaction decreased to $0.13 for the nine months ended September 30, 2023 compared to $0.15 for the same period in 2022.  The increase in average monthly revenues per ATM was primarily due to an increase in POS acquiring transactions in Europe and increases in low value payment processing transactions in India, partially offset by a decrease in our most profitable ATM transactions as European travelers traveling within Europe were negatively impacted by inflation. The decreases in revenues per transaction were primarily due to the decreases of our most profitable international transactions driven by a decline in Croatia due to the switch from kuna to the euro at the beginning of the year and inflationary pressures on travel budgets in Europe.

Direct operating costs

EFT Processing Segment direct operating costs were $165.7 million for the three months ended September 30, 2023, an increase of $27.9 million or 20% compared to the same period in 2022. EFT Processing Segment direct operating costs were $426.8 million for the nine months ended September 30, 2023, an increase of $71.9 million or 20% compared to the same period in 2022. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.

The increase in direct costs was primarily due to the increase in number of ATMs, and an increase in high volume low value cash transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $9.7 million and $0.3 million for the three and nine months ended September 30, 2023 compared to the same period in 2022.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $180.1 million for the three months ended September 30, 2023, a decrease of $1.6 million or 1% compared to $181.7 million for the same period in 2022. Gross profit was $393.6 million for the nine months ended September 30, 2023, an increase of $34.4 million or 10% compared to $359.2 million for the same period in 2022. Gross profit as a percentage of revenues (“gross margin”) decreased to 52.1% and 48.0% for the three and nine months ended September 30, 2023, compared to 56.9% and 50.3% for the same periods in 2022.

Salaries and benefits

Salaries and benefits expenses were $35.2 million for the three months ended September 30, 2023, an increase of $5.2 million or 17% compared to the same period in 2022. Salaries and benefits expenses were $93.5 million for the nine months ended September 30, 2023, an increase of $10.6 million or 13% compared to the same period in 2022. The increase is primarily due to an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $2.1 million for the three months ended September 30, 2023, with no impact for the nine months ended September 30, 2023. As a percentage of revenues, salary expense increased and decreased, respectively to 10.2% and 11.4% for the three and nine months ended September 30, 2023, compared to 9.4% and 11.6% for the same periods in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $16.2 million for the three months ended September 30, 2023, an increase of $4.0 million or 33% compared to the same period in 2022. Selling, general and administrative expenses were $48.9 million for the nine months ended September 30, 2023, an increase of $8.6 million or 21% compared to the same period in 2022. The increase was primarily due to an increase in professional fees. As a percentage of revenues, these expenses increased to 4.7% and 6.0% for the three and nine months ended September 30, 2023, compared to 3.8% and 5.6% for the same periods in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $23.9 million for the three months ended September 30, 2023, an increase of $0.8 million or 3% compared to the same period in 2022. Depreciation and amortization expenses were $70.4 million for the nine months ended September 30, 2023, a decrease of $0.7 million or 1% compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 6.9% and 8.6% for the three and nine months ended September 30, 2023, compared to 7.2% and 10.0% for the same periods in 2022.

Operating income

EFT Processing Segment had operating income of $104.8 million for the three months ended September 30, 2023, a decrease of $11.6 million or 10% compared to the same period in 2022. EFT Processing Segment had operating income of $180.8 million for the nine months ended September 30, 2023, an increase of $15.9 million or 10% compared to the same period in 2022.Operating income as a percentage of revenues (“operating margin”) decreased to 30.3% and 22.0% for the three and nine months ended September 30, 2023, compared to 36.4% and 23.1%for the same periods in 2022. The decrease in operating income and operating margin were the result of decreases in our most profitable international transactions driven by a decline in Croatia due to the switch from kuna to the euro at the beginning of the year and inflationary pressures on travel budgets in Europe, compared to the same periods in 2022.

EPAY SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2023 and 2022 for our epay Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$264.5	$248.9	$15.6	6%	$765.7	$712.4	$53.3	7%
Operating expenses:
Direct operating costs	201.3	190.1	11.2	6%	583.6	542.1	41.5	8%
Salaries and benefits	23.4	19.8	3.6	18%	66.8	59.8	7.0	12%
Selling, general and administrative	9.7	8.5	1.2	14%	27.6	26.2	1.4	5%
Depreciation and amortization	1.8	1.4	0.4	29%	5.1	4.7	0.4	9%
Total operating expenses	236.2	219.8	16.4	7%	683.1	632.8	50.3	8%
Operating income	$28.3	$29.1	$(0.8)	(3)%	$82.6	$79.6	$3.0	4%
Transactions processed (millions)	925	915	10	1%	2,883	2,895	(12)	(0)%
Revenues

epay Segment total revenues were $264.5 million for the three months ended September 30, 2023, an increase of $15.6 million or 6% compared to the same period in 2022. epay Segment total revenues were $765.7 million for the nine months ended September 30, 2023, an increase of $53.3 million or 7% compared to the same period in 2022. The increase in revenue for the three months ended September 30, 2023 was driven by continued expansion in mobile and digital branded payments.  Fluctuations in foreign currency exchange rates increased revenue by approximately $11.9 million for the three months ended September 30, 2023, compared to the same period in 2022. Fluctuations in foreign currency exchange rates did not impact the nine months ended September 30, 2023.

Revenue per transaction increased to $0.29 and $0.27 for the three and nine months ended September 30, 2023, respectively, compared to $0.27 and $0.25 for the same periods in 2022. The increase in revenue per transaction was primarily due to the rise in account activations, coupled with improved margins, reduced costs, and a boost in sales volume, offset by declines in promotional campaigns delivered on behalf of our retail partners that were recognized in the prior year that did not repeat in the third quarter this year.

Direct operating costs

epay Segment direct operating costs were $201.3 million for the three months ended September 30, 2023, an increase of $11.2 million or 6% compared to the same period in 2022. epay Segment direct operating costs were $583.6 million for the nine months ended September 30, 2023, an increase of $41.5 million or 8% compared to the same period in 2022. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Foreign currency exchange rates increased direct operating costs by $9.4 million and $0.2 million for the three and nine months ended September 30, 2023compared to the same periods in 2022.

Gross profit

Gross profit was $63.2 million for the three months ended September 30, 2023, an increase of $4.4 million or 7% compared to $58.8 million for the same period in 2022. Gross profit was $182.1 million for the nine months ended September 30, 2023, an increase of $11.8 million or 7% compared to $170.3 million for the same period in 2022. Gross margin increased and decreased, respectively to 23.9% and 23.8% for the three and nine months ended September 30, 2023, compared to 23.6% and 23.9% for the same periods in 2022. The change in gross profit and gross margin was primarily due to the shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $23.4 million for the three months ended September 30, 2023, an increase of $3.6 million or 18% compared to the same period in 2022. Salaries and benefits expenses were $66.8 million for the nine months ended September 30, 2023, an increase of $7.0 million or 12% compared to the same period in 2022. The fluctuations in salaries and benefits were driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses increased to 8.8% and 8.7%, respectively, for the three and nine months ended September 30, 2023, compared to 8.0% and 8.4% for the same periods in 2022. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $1.1 million for the three months ended September 30, 2023 as compared to the same period in 2022. Fluctuations in foreign currency exchange rates did not impact the nine months ended September 30, 2023, as compared to the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $9.7 million for the three months ended September 30, 2023, an increase of $1.2 million or 14% compared to the same period in 2022. Selling, general and administrative expenses were $27.6 million for the nine months ended September 30, 2023, an increase of $1.4 million or 5% compared to the same periods in 2022. As a percentage of revenues, these expenses increased and decreased, respectively to 3.7% and 3.6% for the three and nine months ended September 30, 2023, compared to 3.4% and 3.7% for the same periods in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $1.8 million for the three months ended September 30, 2023, an increase of $0.4 million or 29% compared to the same period in 2022. Depreciation and amortization expenses were $5.1 million for the nine months ended September 30, 2023, an increase of $0.4 million compared to the same period in 2022. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.7% and 0.7% for the three and nine months ended September 30, 2023, respectively, compared to 0.6% and 0.7% for the same periods in 2022.

Operating income

epay Segment operating income was $28.3 million for the three months ended September 30, 2023, a decrease of $0.8 million or 3% compared to the same period in 2022. epay Segment operating income was $82.6 million for the nine months ended September 30, 2023, an increase of $3.0 million or 4% compared to the same period in 2022. Operating margin decreased to 10.7% and 10.8% for the three and nine months ended September 30, 2023, compared to 11.7% and 11.2% for the same periods in 2022. Operating income per transaction was $0.03 for both the three and nine months ended September 30, 2023 compared to $0.03 for both the same periods in 2022.Changes in operating income and operating margin for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily due to the shift in the mix of transactions processed and a decline in the promotional campaign activity this quarter compared to the same period last year.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2023 and 2022 for the Money Transfer Segment:
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$395.9	$364.9	$31.0	8%	$1,150.1	$1,072.4	$77.7	7%
Operating expenses:
Direct operating costs	211.9	200.1	11.8	6%	621.9	593.6	28.3	5%
Salaries and benefits	77.6	69.6	8.0	11%	230.4	204.9	25.5	12%
Selling, general and administrative	45.7	46.3	(0.6)	(1)%	140.7	133.6	7.1	5%
Depreciation and amortization	7.0	8.2	(1.2)	(15)%	23.6	25.7	(2.1)	(8)%
Total operating expenses	342.2	324.2	18.0	6%	1,016.6	957.8	58.8	6%
Operating income	$53.7	$40.7	$13.0	32%	$133.5	$114.6	$18.9	16%
Transactions processed (millions)	40.6	37.7	2.9	8%	119.2	108.5	10.7	10%
Revenues

Money Transfer Segment total revenues were $395.9 million for the three months ended September 30, 2023, an increase of $31.0 million or 8% compared to the same period in 2022. Money Transfer Segment total revenues were $1,150.1 million for the nine months ended September 30, 2023, an increase of $77.7 million or 7% compared to the same period in 2022. The increase in revenues was primarily due to an increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.75 and $9.65 for the three and nine months ended September 30, 2023, compared to $9.68 and $9.88 for the same period in 2022 due to a shift in the mix of transactions processed. Fluctuations in foreign currency exchange rates increased revenues by approximately $10.8 million for the three months ended September 30, 2023, compared to the same period in 2022. Fluctuations in foreign currency exchange rates did not impact the nine months ended September 30, 2023, compared to the same period in 2022.

Direct operating costs

Money Transfer Segment direct operating costs were $211.9 million for the three months ended September 30, 2023, an increase of 11.8 million or 6% compared to the same period in 2022. Money Transfer Segment direct operating costs were $621.9 million for the nine months ended September 30, 2023, an increase of $28.3 million or 5% compared to the same period in 2022. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions.
Gross profit

Gross profit was $184.0 million for the three months ended September 30, 2023, an increase of $19.2 million or 12% compared to $164.8 million for the same period in 2022. Gross profit was $528.2 million for the nine months ended September 30, 2023, an increase of $49.4 million or 10% compared to $478.8 million for the same period in 2022. Gross margin increased to 46.5% and 45.9% for the three and nine months ended September 30, 2023, compared to 45.2% and 44.6% for the same periods in 2022. The increase in gross profit and gross margin was primarily due t.o increases in international-originated money transfers, U.S. outbound transactions and direct-to-consumer digital transactions.
35

Salaries and benefits

Salaries and benefits expenses were $77.6 million for the three months ended September 30, 2023, an increase of $8.0 million or 11% compared to the same period in 2022. Salaries and benefits expenses were $230.4 million for the nine months ended September 30, 2023, an increase of $25.5 million or 12% compared to the same period in 2022. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses increased to 19.6% and 20.0% for the three and nine months ended September 30, 2023, compared to 19.1% and 19.1%, for the same periods in 2022. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $2.0 million for the three months ended September 30, 2023, as compared to the same period in 2022. Fluctuations in foreign currency exchange rates did not impact the nine months ended September 30, 2023, compared to the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $45.7 million for the three months ended September 30, 2023, a decrease of $0.6 million or 1% compared to the same period in 2022. Selling, general and administrative expenses were $140.7 million for the nine months ended September 30, 2023, an increase of $7.1 million or 5% compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 11.5% and 12.2% for the three and nine months ended September 30, 2023, compared to 12.7% and 12.5% for the same periods in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $7.0 million for the three months ended September 30, 2023, a decrease of $1.2 million or 15% compared to the same period in 2022. Depreciation and amortization expenses were $23.6 million for the nine months ended September 30, 2023, a decrease of $2.1 million or 8% compared to the same period in 2022. Depreciation and amortization expense primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 1.8% and 2.1% for the three and nine months ended September 30, 2023, compared to 2.2% and 2.4% for the same periods in 2022.

Operating income

Money Transfer Segment operating income was $53.7 million for the three months ended September 30, 2023, an increase of $13.0 million or 32% compared to the same period in 2022. Money Transfer Segment operating income was $133.5 million for the nine months ended September 30, 2023, an increase of $18.9 million or 16% compared to the same period in 2022. Operating margin increased to 13.6% and 11.6% for the three and nine months ended September 30, 2023, compared to 11.2% and 10.7% for the same periods in 2022. Operating income per transaction increased to $1.32 and $1.12, respectively, for the three and nine months ended September 30, 2023, compared to $1.08 and $1.06 for the same period in 2022 due to a shift in the mix of transactions processed.

CORPORATE SERVICES

The following table presents the operating expenses for the three and nine months ended September 30, 2023 and 2022 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$17.4	$15.0	$2.4	16%	$54.2	$45.0	$9.2	20%
Selling, general and administrative	2.3	2.6	(0.3)	(12)%	7.2	7.5	(0.3)	(4)
Depreciation and amortization	0.1	0.1	—	—	0.3	0.3	—	—
Total operating expenses	$19.8	$17.7	$2.1	12%	$61.7	$52.8	$8.9	17%

Corporate operating expenses

Total Corporate operating expenses were $19.8 million and $61.7 million for the three and nine months ended September 30, 2023, an increase of $2.1 million or 12% and $8.9 million or 17% compared to the same periods in 2022. The increase is primarily due to an increase in long-term and short-term incentive compensation expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, due to improved company performance.

OTHER EXPENSE, NET
	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$4.0	$0.6	$3.4	567%	$10.1	$0.9	$9.2	1,022%
Interest expense	(15.0)	(11.7)	(3.3)	28%	(39.1)	(26.6)	(12.5)	47%
Foreign currency exchange gain (loss), net	(8.8)	(15.8)	7.0	(44)%	(3.6)	(36.0)	32.4	(90)%
Other gains (losses)	—	—	—	N/A	(0.1)	0.2	(0.3)	(150)%
Other expense, net	$(19.8)	$(26.9)	$7.1	(26)%	$(32.7)	$(61.5)	$28.8	(47)%

Interest income

Interest income was $4.0 million for the three months ended September 30, 2023, an increase of $3.4 million or 567% compared to the same period in 2022. Interest income was $10.1 million for the nine months ended September 30, 2023, an increase of $9.2 million or 1,022% compared to the same period in 2022. This increase was driven by an increase in interest rates on our interest bearing bank accounts.

Interest expense
Interest expense was $15.0 million for the three months ended September 30, 2023, an increase of $3.3 million or 28% compared to the same period in 2022. Interest expense was $39.1 million for the nine months ended September 30, 2023, an increase of $12.5 million or 47% compared to the same period in 2022. This increase was driven by an increase in interest rates on our Credit Facility and uncommitted credit facilities.

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

We recorded net foreign currency exchange losses of $8.8 million and $3.6 million for the three and nine months ended September 30, 2023, compared to net foreign currency exchange losses of $15.8 million and $36.0 million for the same periods in 2022. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

INCOME TAX EXPENSE

The Company's effective income tax rate was 29.2% and 30.6% for the three and nine months ended September 30, 2023, compared to 31.1% and 33.5% for the same periods ended September 30, 2022. The Company's effective income tax rate for the three and nine months ended September 30, 2023 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and the Company’s U.S. deferred tax activity.

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $104.2 million for the three months ended September 30, 2023, an increase of $6.4 million or 7% compared to the same period in 2022. The increase in net income was primarily attributable to the $72.7 million increase in revenues, across all of our three segments, largely driven by successful business operations. The increased revenues led to a $22.0 million increase in gross profit. The increase in gross profit was partially offset by a $19.2 million increase in salaries and benefits expense in the Money Transfer segment.

Net income attributable to Euronet was $210.4 million for the nine months ended September 30, 2023, an increase of $47.1 million or 29% compared to the same period in 2022. The increase in net income was primarily attributable to the $237.2 million increase in revenues, across all of our three segments, largely driven by successful business operations. The increased revenues led to a $95.7 million increase in gross profit. The increase in gross profit was partially offset by a $52.4 million increase in salaries and benefits expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2023, we had working capital of $967.6 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,372.6 million as of December 31, 2022. The decrease in working capital was primarily due to the repurchase of shares. Our ratio of current assets to current liabilities was 1.38 and 1.58 at September 30, 2023 and December 31, 2022, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of September 30, 2023, we had $603.5 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $87.9 million from $515.6 million as of December 31, 2022 to $603.5 million as of September 30, 2023 as a result of the increase in number of active ATMs as of September 30, 2023 compared to December 31, 2022. The Company has $1,074.4 million of unrestricted cash as of September 30, 2023 compared to $1,131.2 million as of December 31, 2022. Including the $603.5 million of cash in ATMs at September 30, 2023, we have access to $2,043.3 million in available cash, and $1,080.2 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
Liquidity	2023	2022
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$507.4	$448.7
Investing activities	(74.6)	(416.1)
Financing activities	(208.3)	173.5
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(172.0)	(413.7)
Increase/(decrease) in cash and cash equivalents and restricted cash	$52.5	$(207.6)

Operating activity cash flow

Cash flows provided by operating activities were $507.4 million for the nine months ended September 30, 2023 compared to cash flows provided by operating activities of $448.7 million for the same period in 2022. The increase in operating cash flows was primarily due to an increase in net income and a decrease in foreign exchange loss.

Investing activity cash flow

Cash flows used in investing activities were $74.6 million for the nine months ended September 30, 2023 compared to $416.1 million for the same period in 2022. The decrease in cash used in investing activities is primarily due to the $331.0 million of cash paid at the closing of PBMA in March 2022. Additionally, we used $69.1 million for purchases of property and equipment for the nine months ended September 30, 2023 compared to $79.4 million for the same period in 2022.

Financing activity cash flow

Cash flows used by financing activities were $208.3 million for the nine months ended September 30, 2023 compared to cash flows provided by financing activities of $173.5 million for the same period in 2022. Our borrowing activities on the Credit Facility for the nine months ended September 30, 2023 consisted of net borrowings of $116.2 million compared to net borrowings of $342.9 million for the same period in 2022. The decrease in net borrowings on the Credit Facility, during the nine months ended September 30, 2023, is primarily the result of decreased funding requirements for acquisitions. We repurchased $325.4 million of common stock during the nine months ended September 30, 2023 compared to $175.3 million of repurchases during the same period of 2022. We received proceeds of $3.1 million and $4.4 million during the nine months ended September 30, 2023 and 2022, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Effect of exchange rates on cash, cash equivalents and restricted cash
Fluctuations in foreign currency exchange rates for the nine months ended September 30, 2023 and 2022 had a negative impact of $172.0 million and $413.7 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2023 and 2022 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the euro.

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

As of September 30, 2023, we had $113.5 million of borrowings and $56.3 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $1,080.2 million under the Credit Facility was available for borrowing.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between us and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.
Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of September 30, 2023, we have outstanding €600 million ($634.2 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Credit Agreements - On June 27, 2023, the Company entered into an Uncommitted Credit Agreement for $300 million, fully drawn and outstanding at September 30, 2023, for the sole purpose of providing vault cash for ATMs, which expires no later than November 30, 2023. The loan bears interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.125%. On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at September 30, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There was $0.2 million outstanding under these other obligation arrangements as of both September 30, 2023 and December 31, 2022.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2023 were $69.1 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2023 are currently estimated to range from approximately 100 million to $110 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2023, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2023. See also Note 14, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of September 30, 2023, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2023, our total debt outstanding, excluding unamortized debt issuance costs, was $1,722.9 million. Of this amount, $525.0 million, net of debt discounts, or 30% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2023, the fair value of our fixed rate Convertible Notes was $498.5 million, compared to a carrying value of $525.0 million. Further, as of September 30, 2023 we had $113.5 million of borrowings under our Credit Facility, or 7% of our total debt obligations. The carrying values of the Credit Facility approximates fair value because interest as of September 30, 2023, was based on SOFR that resets at various intervals of less than one year. Additionally, $634.2 million, or 37%of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $634.2 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of September 30, 2023, the fair value of our fixed rate Senior Notes was $571.8 million, compared to a carrying value of $634.2 million. An additional $450.0 million, or 26% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates. The remaining $0.2 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the nine months ended September 30, 2023, approximately 75% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2023, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $180 million to $190 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $100 million to $110 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of September 30, 2023, we had foreign currency derivative contracts outstanding with a notional value of $426.0 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2023, we held foreign currency derivative contracts outstanding with a notional value of $1.0 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

See Note 10, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months period ended September 30,2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
July 1 - July 31, 2023	70,320	$88.86	70,320	$440.4
August 1 - August 31 , 2023	1,865,215	85.87	1,865,215	280.2
September 1 - September 30, 2023	1,571,514	82.53	1,571,514	$500.5
Total	3,507,049	$84.43	3,507,049
(1) On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. As of September 30, 2023, no additional shares were available to be repurchased under this repurchase program. On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

November 3, 2023

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

