Form 10-K
period 2023-12-31
EURONET WORLDWIDE, INC.
filed 2024-02-22
CIK 1029199

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.5 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2023.

As of February 21, 2024, the registrant had 45,782,740 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Table of Contents

Part I

Item 1. Business

References in this report to "we," "our," "us," the "Company" and "Euronet" refer to Euronet Worldwide, Inc. and its subsidiaries unless the context indicates otherwise.

Business Overview

General Overview

Euronet is a leader in electronic payment and transaction processing solutions for Financial Institutions, Retailers, Service Providers, and Individual Consumers utilizing our global payments network, platforms, and technologies. Through a collection of diverse technologies and services, our business segments and solutions meet a wide variety of payments requirements and process transactions throughout the world. We move money in all the ways the world depends on. With a global footprint we provide compliant solutions that make financial transactions easier, faster, and secure.

Core Business Segments

We operate in the following three segments as of December 31, 2023:

Electronic Funds Transfer ("EFT") Segment

Our Electronic Funds Transfer ("EFT") segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced Automated Teller Machines ("ATMs") and Point-of-Sale ("POS") terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 47,303 ATMs, as of December 31,2023, and approximately 656,000 POS terminals. In 2023, the EFT Processing Segment accounted for approximately 29% of Euronet's consolidated revenues.

epay Segment

Our epay segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 821,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content. In 2023, the epay Segment accounted for approximately 29% of Euronet's consolidated revenues.

Money Transfer Segment

Our Money Transfer segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 198 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms.  In 2023, the Money Transfer Segment accounted for approximately 42% of Euronet's consolidated revenues.

Ria Money Transfer, one of the largest consumer remittance companies in the world offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually.

Xe offers web and app based currency information and industry-leading consumer and business cross border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app.

Dandelion is a leading real-time cross-border payment platform; it offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

Historical Perspective

Euronet started in Central Europe in 1994 and has grown to become a global real-time digital and cash payments network with millions of touchpoints today, With products and services in more than 200 countries and territories provided through its own brand and branded business segments, Euronet and its financial technologies and networks offer payment transaction services. Euronet serves clients from 67 offices worldwide.

Business Segment Overview

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Business Segment Information, to the Consolidated Financial Statements.

EFT Processing Segment

Overview

Our EFT Processing Segment provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, card issuing and merchant acquiring services. In addition to our core business, we offer a variety of value-added services, including ATM and POS DCC, domestic and international surcharge, foreign currency dispensing, advertising, digital content sales at ATMs, Customer Relationship Management ("CRM"), prepaid mobile top-up, bill payment, money transfer, fraud management, foreign remittance payout, cardless payout, banknote recycling solutions and tax-refund services. We provide these services either through our Euronet-owned ATMs and POS terminals, through contracts under which we operate ATMs and POS terminals on behalf of our customers or, for certain services, as stand-alone products. Through this segment, we also offer a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

 Sources of Revenues

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges, and margins earned on DCC transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily operate across Europe, Africa, the Middle East, Asia Pacific, and the United States. As of December 31, 2023, we operated 47,303 ATMs compared to 45,009 at December 31, 2022.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, DCC transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 29.1% as indicated in the following table:

(in millions)	2019	2020	2021	2022	2023
EFT Processing Segment transactions per year	3,052	3,275	4,366	6,459	8,473

The increase in transactions for the past few years is the result of a significant increase in the volume of lower value, digitally initiated payment processing transactions for an Asia Pacific customer's bank wallet and e-commerce site. The associated revenue of these lower value, digitally initiated payment processing transactions is lower. As a result, our revenue growth will not correlate proportionately with the increase in our transaction volume growth.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, and Pakistan. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to financial institutions since 1998 through our Software Solutions unit, and an innovative switching software package named "Ren", which is hosted in Germany and India, that was released in 2019. The processing centers operate 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to Ren.

EFT Processing Products and Services

Outsourced Management Solutions

Euronet offers outsourced management solutions to financial institutions, merchants, mobile phone operators and other organizations using our processing centers' electronic financial transaction processing software. Our outsourced management solutions include management of existing ATM networks, development of new ATM networks, management of POS networks, management of automated deposit terminals, management of credit, debit and prepaid card databases and other financial processing services. These solutions include 24-hour monitoring of each ATM's status and cash condition, managing the cash levels in each ATM, coordinating the cash delivery, and providing automatic dispatches for necessary service calls. We also provide real-time transaction authorization, advanced monitoring, network gateway access, network switching, 24-hour customer service, maintenance, cash settlement and reconciliation, forecasting, and reporting. Since our infrastructure can support a significant increase in transactions, new outsourced management solutions agreements should provide additional revenue with lower incremental cost.

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

We generally receive fees or earn margin from our customers for all types of ATM transactions:

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the financial institution or organization may be used at all ATMs that we operate in for a given market. In most markets, we operate under sponsorship by our own e-money or payment service licensed entities. In some markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as "sponsorship agreements") for the acceptance of domestic cards and/or cards bearing international logos, such as Visa® and Mastercard®. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organizations on a stand-in basis. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. The financial institution provides the cash needed to complete transactions on the ATM, but we provide a significant portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for the cash in the ATM networks.

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

Other Products and Services

Our network of owned or operated ATMs allows for the sale of additional financial and other products or services at a low incremental cost. We have developed value-added services in addition to basic cash withdrawal and balance inquiry transactions. These value-added services include mobile top-up, fraud management, bill payment, domestic and international surcharge, CRM, foreign remittance payout, cardless payout, banknote recycling, electronic content, ticket and voucher, foreign currency withdrawal, advertising and tax-refund services. We are committed to the ongoing development of innovative new products and services to offer our EFT processing customers.

Euronet offers multinational merchants a Single European Payments Area ("SEPA")-compliant cross-border transaction processing solution. SEPA is an area in which all electronic payments can be made and received in euros, whether between or within national boundaries, under the same basic conditions, rights, and obligations, regardless of the location. This single, centralized acquiring platform enables merchants to benefit from cost savings and faster, more efficient payments transfer. Although many European countries are not members of the eurozone, our platform can serve merchants in these countries as well, through our multi-currency functionality.

Software Solutions

We also offer a suite of integrated software solutions for electronic payments and transaction delivery systems. We generate revenues for our software products from licensing, professional services and maintenance fees for software and sales of related hardware, primarily to financial institutions around the world.

Ren Payments Platform

Ren was built from the ground up to operate in the evolving digital payments landscape of real-time settlements and emerging forms of payment, including QR codes, PINs and biometrics. Ren primarily serves financial institutions, central banks and fintech companies. It is offered as an on-premise technology where these businesses install the platform in their own data centers or as a software as a service (SaaS) offering where development teams access it in Euronet’s global data centers using APIs. Versatile, Ren can be used as a payment hub or to deliver core banking functionality such as issuing, merchant acquiring, transaction switching, and ATM management. For real-time payments, Ren is used by central banks to process transactions and member banks that use Ren to connect their legacy systems to real-time payment networks in their countries.

EFT Processing Segment Strategy

The EFT Processing Segment maintains a strategy to expand the network of ATMs and POS terminals into new and existing markets that have the greatest potential for growth. We continue to focus on diversifying our business by expanding our market presence and product portfolio, as well as outsourcing opportunities. In addition, we follow a supporting strategy to increase the penetration of value added (or complementary) services across our existing customer base, including DCC, transaction-based fees, surcharge, cardless payment, banknote recycling solutions, tax refund services, advertising, fraud management, bill payment, mobile top-up, CRM and foreign remittance payout.

We continually strive to make our own ATM networks more efficient by removing unprofitable ATMs and redeploying them to new profitable locations. We make selective additions to our own ATM network if we see market demand and profit opportunities. In tourist locations, we also seasonally deactivate ATMs when tourist activity is low.

In recent years, the need for "all-in" services has increased. Banks, particularly smaller banks, are increasingly looking for integrated ATM, POS and card issuing processing and management services. Euronet is well positioned for this opportunity as it can offer a full end-to-end solution to potential partners.
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

In addition, complementary services offered by our epay Segment, where we provide prepaid mobile top-up services through POS terminals, strengthens the EFT Processing Segment's line of services. We plan to continue to expand our technology and business methods into other markets where we operate and further leverage our relationships with mobile operators, other content providers and financial institutions to facilitate that expansion.

Seasonality

Our EFT Processing business experiences its heaviest demand for cash withdrawals and DCC during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. This seasonality is increased due to our practice of seasonally deactivating ATMs in tourist locations that experience significantly higher traffic during their peak tourist seasons. Seasonally deactivating involves shutting down the ATMs during the slower months and results in lower overall transaction volumes in the EFT Processing Segment during those months. As we have expanded our IAD network in tourist locations, the financial impact of seasonally deactivating has increased, because we continue to bear the expense of seasonally deactivated ATMs even though they do not generate transactions during the slower months.

Significant Customers and Government Contracts

No individual customer of the EFT Processing Segment makes up greater than 10% of total consolidated revenues. EFT maintains contract relationships with a number of banks, financial institutions, telecommunications companies, and clients whose ownership includes the government.

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

epay Segment

Overview

We currently process and distribute prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards, and services on a network of approximately 821,000 POS terminals across approximately 352,000 retailer locations in Europe, the Middle East and Africa, Asia Pacific, North America and South America. Our processing centers for the epay segment are located in the United Kingdom, Germany, Italy, and the United States.

We have continued to expand our prepaid business in new and existing markets by drawing upon our depth of experience to build and expand relationships with content providers, mobile operators, and retailers. We offer a wide range of products across our retail networks, including prepaid mobile airtime, prepaid debit cards, prepaid gift cards, other prepaid electronic content such as music, games and software, prepaid vouchers, transport payments and lottery, and bill payment processing assistance through partnerships with various licensed money transmitters.

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content from mobile operators and other content providers. In 2023, approximately 67% of total revenues and approximately 74% of gross profit for the epay Segment was from electronic content other than prepaid mobile airtime (digital media products).

Customers purchase digital media prepaid content as a gift or for self-use. Content is generally purchased in two ways: (1) directly online from the content provider using an online payment method, or (2) through physical retail stores, online retailers, or other electronic channels, including payment wallets, online banking, mobile applications, and other sources.

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

Prepaid mobile phone credits are generally distributed using personal identification numbers ("PINs"). We distribute PINs in two ways. First, we establish an electronic connection to the mobile operator and the retailer. When the sale to a customer is initiated, the terminal requests the PIN from the mobile operator via our transaction processing platform. These transactions obtain the PIN directly from the mobile operator. The customer pays the retailer, and the retailer becomes obligated to make settlement to us of the purchased amount of the mobile airtime. We maintain systems that know the amount of mobile top-up sold by the retailer which allows us in turn to bill that retailer for the mobile top-up sold.

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

We expand our distribution networks by signing new contracts with retailers, and in some markets, by acquiring existing networks. We continue to focus on growing our distribution network through independent sales organizations that contract directly with retailers in their network to distribute prepaid mobile airtime or other digital media content from the retailers' POS terminals. We continue to increase our focus on direct relationships with chains of supermarkets, convenience stores, gas stations, and other larger scale retailers, where we can negotiate multi-year agreements with the retailers. In addition to the sale of traditional mobile top-up volume described above, we have expanded distribution into digital media products and other value-added services. We have leveraged our existing technology infrastructure to sell digital media products, which have been sold through our traditional retail network and new retailer networks such as digital channels. In the U.S., most prepaid digital media content is purchased for gifting; in markets outside the U.S., consumers generally purchase prepaid digital media content for self-use.

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

Closed Loop Gift Cards

Closed loop (private-branded) gift cards are generally described as merchant-specific prepaid cards, used for purchases exclusively at a particular merchant's locations. We distribute closed loop gift cards in various categories, including dining, retail, and digital media, such as music, games, and software. Generally, the gift card is activated when a consumer loads funds (with cash, debit or credit card payment) or purchases a preloaded value gift card at a retail store location or online.

Open Loop Gift Cards

Open loop gift cards are prepaid gift cards associated with an electronic payment network (such as Visa® or Mastercard®) and are honored at multiple, unaffiliated locations (wherever cards from these networks are generally accepted). They are not merchant-specific. We distribute and issue single-use, non-reloadable open loop gift cards carrying the Visa® brand in our retail channels. After the consumer purchases the preloaded value gift card at a retail store location or online, the consumer must call the toll-free number on the back of the card to activate it.

Open Loop Reloadable

We distribute Visa® and Mastercard® issued debit cards provided by card issuers. We also manage and distribute a proprietary debit card that allows a retailer to issue its own reloadable store-branded card. Open loop reloadable cards have features similar to a bank checking account, including direct deposit, purchasing capability wherever a credit card is accepted, bill payment and ATM access. Fees are charged to consumers for the initial load and reload transactions, monthly account maintenance and other transactions.

Other Products and Services

Our POS network is used for the distribution of other products and services, including games and software, bill payment, lottery tickets and transportation products. Through our Cadooz subsidiary, we also distribute vouchers and physical gifts into the business-to-business ("B2B") channel principally for the purposes of employee and customer incentives and rewards, as well as POS promotions where physical goods are sold in large retailers. In certain locations, the terminals used for prepaid services can also be used for electronic funds transfer to process credit, debit, and prepaid card payments for retail merchandise. We provide promotion and advertising for content providers of their prepaid content throughout our retail distribution network. We also provide card production and processing services to some of our prepaid gift card partners and telecom content providers.

Retailer and Distributor Contracts

We provide our prepaid services through POS terminals or web-based POS devices installed in retail outlets or, in the case of major retailers, through direct connections between their ECR systems and our processing centers. In markets where we operate proprietary technology, we generally own and maintain the POS terminals. In certain countries in Europe, the terminals are sold to the retailers or to distributors who service the retailer. Our agreements with major retailers for POS services typically have one to three-year terms. These agreements include terms regarding the connection of our networks to the respective retailer's registers or payment terminals or the maintenance of POS terminals, and obligations concerning settlement and liability for transactions processed. Generally, our agreements with individual or small retailers have shorter terms and provide that either party can terminate the agreement upon three to six months' notice.

The number of transactions processed on our POS networks have increased over the last five years at a CAGR of approximately 25.2% as indicated in the following table:

(in millions)	2019	2020	2021	2022	2023
epay processing transactions per year	1,542	2,395	3,120	3,836	3,789

epay Segment Strategy

Mobile top-up transactions are declining in many developed markets and transaction fees for mobile transactions are being compressed by the mobile operators. epay's strategy is to defend margins in developing markets by providing value-added services to mobile operators and to decrease our reliance on mobile top-up by increasing distribution of other electronic content, expanding epay-own branded content, introducing new solutions to new and existing customers, and focusing on geographic expansion. Strategic execution behind expansion of digital media electronic content includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all the countries in which we have a presence. Examples of global brands we distribute include iTunes, Google Play, Sony, and Microsoft.

Telecommunications companies and other content providers have a substantial opportunity to increase revenues by diversifying the products and services currently offered to their retailers. epay is deploying additional content through its POS network to retailers and distributors all over the world. The reach, capabilities, and quality of the epay network are appealing as a global distribution channel. We are one of the largest worldwide multi-country operators, and believe we have a distinct competitive advantage with the existing relationships that we maintain with prepaid content providers and retailers.

Seasonality

As the product mix continues to change, the epay business is impacted by seasonality during the fourth quarter and first quarter of each year due to the higher transaction levels during the holiday season and lower levels following the holiday season.

Significant Customers and Government Contracts

No individual customer of our epay Segment makes up greater than 10% of total consolidated revenues. epay maintains contract relationships with a number of companies, banks, post offices and telecommunications providers whose ownership includes the government.

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

We believe our size and market share are competitive advantages in many markets. In addition, we believe our processing platforms are a competitive advantage. We have extremely flexible technical platforms that enable us to tailor POS solutions to individual retailers and mobile operator and digital media content provider requirements where appropriate. Our platforms are also able to provide value added services other than processing, which makes us a more valuable partner to the content providers and retailers. We have introduced new digital products into the marketplace such as digital payment for online media subscriptions. Many of these products are not offered by our competitors and in many countries, these are new products. We are capitalizing on being the first to market for these products.

The principal competitive factors in the epay Segment include price (that is, the level of commission paid to retailers for each transaction), breadth of products and up-time offered on the system. Major retailers with high volumes can demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile operators are expanding their distribution networks to provide top-up services on-line or via mobile devices, which provides other alternatives for consumers to use.

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, xe and dandelion. Ria provides consumer-to-consumer money transfer services through a global network of more than 580,000 locations and via our website riamoneytransfer.com. We send money transfers from approximately 136 countries, with money transfer delivery completed in 175 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites, and mobile wallet apps, allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

In addition, we provide global account-to-account money transfer services under the brand name xe. We offer money transfer services via our website (www.xe.com) and xe app and through customer service representatives. xe also provides foreign currency exchange information on its currency data websites (www.xe.com and www.x-rates.com). Through xe, we offer cash management solutions and foreign currency risk management services to small-and-medium-sized businesses.

Lastly, under the brand "Dandelion", Ria offers payment processing services to third-party partners. Dandelion is a leading real-time, global cross-border payment platform; it offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for xe, Ria, as well as third party banks, fintechs, and big tech platforms.

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 9.0% as indicated in the following table:

(in millions)	2019	2020	2021	2022	2023
Money transfer transactions per year	114.5	116.5	135.1	147.9	161.7

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

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $64.9 billion in money transfers in 2023.

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

Money Transfer Products and Services

Money transfer products and services are sold primarily through the following channels: at agent locations, Company-owned stores, mobile apps, TeleRia phone, and on internet enabled devices at riamoneytransfer.com and xe.com. In an online transaction, customers send funds, using a bank account or credit or debit card, for pay-out at most of our agent locations around the world or directly to a bank account.

In addition to money transfers, Ria also offers customers bill payment services, payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Our bill payment services offer timely posting of customer bills for over 8,800 companies, including electric and gas utilities and telephone/wireless companies. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.

Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. This enables these companies to build financial solutions with real-time payment capabilities to the more than 550,000 cash locations, and more than 6 billion bank and digital wallet accounts the Euronet money transfer network reaches.

xe offers an account-to-account international payment service to high-income individuals and small-and-medium sized businesses, complementing our existing consumer-to-consumer money transfer business. xe has a multi-channel platform which allows customers to make transfers, track payments and manage their international payment activity online or through a customer service representative. xe offers cash management solutions and foreign currency risk management services to small-and-medium sized businesses. xe also offers foreign currency exchange subscriptions and advertising on its websites.

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

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, together with hundreds of smaller registered and unregistered money transmitters, as well as certain major national and regional banks, financial institutions, and independent sales organizations. Our competition includes The Western Union Company, the leading competitor with revenue approximately two times greater than our revenue. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents, or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that compete with traditional money payment services, such as stored-value cards, debit networks, web-based services, mobile apps, and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Employees

We had approximately 10,000, 9,500 and 8,800 employees as of December 31, 2023, 2022, and 2021, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2023 and we consider relations with our employees to be good.

Government Regulation

As discussed below, many of our business activities are subject to regulation in our current markets. In the Money Transfer Segment, we are subject to a wide variety of laws and regulations of the U.S., individual U.S. states and foreign governments. These include international, federal, and state anti-money laundering and sanctions laws and regulations, money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Our operations have also been subject to increasingly strict requirements intended to help prevent and detect a variety of illegal financial activity, including money laundering, terrorist financing, unauthorized access to personal customer data and other illegal activities. The more significant of these laws and regulations are discussed below. Noncompliance with these laws and requirements could result in the loss or suspension of licenses or registrations required to provide money transfer services through retail agents, Company owned stores, mobile apps or online. For more discussion, see Item 1A - Risk Factors.

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

Certain of our European product offerings, including in particular, our money transfer services, merchant acquiring and bill payment products, are regulated payment services requiring a license under the Second Payment Services Directive, or PSD2.

PSD2 requires a license to perform certain defined "payment services" in a European Economic Area (“EEA”) Member State and such license may be extended throughout other Member States of the EEA through passporting of the license (either on a freedom of service or freedom of establishment basis). Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, and Spain and are complying with these requirements. We passported our U.K., German, and Spanish payment services authorizations to several EEA Member States. As a result of Brexit, our U.K, payment institution is no longer capable of passporting its license into the EEA and the relevant EEA business was transferred to our other licenses prior to the end of the Brexit transition period. Additionally, in the U.K., we have obtained an e-money license. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD2 licensee.  The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls.

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

Regulatory bodies in the U.S. and abroad may impose additional rules on the conduct of our Money Transfer Segment that could have a significant impact on our operations and our agent network. In this regard, the U.S. federal government has implemented U.S. federal regulations for electronic money transfers, including the Electronic Fund Transfer Act, which provides consumer protections for international remittance transfers. The Consumer Financial Protection Bureau ("CFPB"), adopted a rule that provides additional protections for consumers who transmit money internationally, including disclosure requirements, cancellation rights and error resolution procedures for consumer complaints. Under U.S. federal law, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practices (collectively, "UDAAPs"). The CFPB has rule making and enforcement authority to prevent UDAAPs in connection with transactions for consumer financial products or services. The CFPB audits our compliance with these rules, and we may be subject to fines or penalties for violations of any of such rules.

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

Privacy and Information Security Regulations

Our operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act ("GLBA") and various state laws including California Consumer Privacy Act ("CCPA"), which require that financial institutions have in place policies regarding the collection, processing, storage, and disclosure of information considered nonpublic personal information. Laws in other countries include the E.U.'s General Data Protection Regulation (2016/679) ("GDPR"), as well as the laws of other countries. The GDPR establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR establishes certain rights of individuals regarding personal information processed by companies as well as requirements for information security and imposes significant fines that may be revenue-based for violation of its requirements. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could affect our financial results.

We comply with the GLBA and applicable state privacy provisions. In July 2020, the European Court of Justice invalidated the EU-US Privacy Shield as a lawful mechanism for transferring personal data to the US as a result of concerns related to surveillance by law enforcement agencies and a lack of judicial redress by individuals in the EU (known as the "Schrems II" decision). Despite the July 2020 ruling of the European Court of Justice, we believe we remain in compliance with E.U. regulations regarding the transfer of personal data to the United States and other jurisdictions.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties, or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, such as the U.K. Bribery Act, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission ("SEC") requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Because our services are offered in many countries throughout the world and we do business with a number of banks and other financial institutions owned or controlled by foreign governments, we face a higher risk associated with FCPA, the U.K. Bribery Act and other similar laws than many other companies and we have policies and procedures in place to address compliance with the FCPA, the U.K. Bribery Act and other similar laws. Any determination that we have violated these laws could have an adverse effect on our business, financial position, and results of operations. Failure to comply with our policies and procedures or the FCPA and other laws can expose Euronet and/or individual employees to potentially severe criminal and civil penalties. Such penalties could have a material adverse effect on our business, financial condition, and results of operations.

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

Intellectual Property

Each of our three operating segments utilizes intellectual property which is protected in varying degrees by a combination of trademark, patent, and copyright laws, as well as trade secret protection, license, and confidentiality agreements.

The brand names of "Ria," "Ria Financial Services," "Ria Envia," "xe," "Dandelion," derivations of those brand names and certain other brand names, and related logs, are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names and logos is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

With respect to our EFT Processing Segment, we have registered or applied for registration of our trademarks, including the names "Euronet" and/or our related logo, as well as other trade names in most markets in which these trademarks are used. Certain trademark authorities have notified us that they consider these trademarks to be generic and, therefore, not protected by trademark laws. This determination does not affect our ability to use the Euronet trademark in those markets, but it would prevent us from stopping other parties from using it in competition with Euronet. We have registered the "Euronet" trademark in the class of ATM machines in Germany, the U.K., and certain other Western European countries. We have filed pending applications and/or obtained patents for a number of our new software products and our processing technology, including certain top-up services and DCC services.

With respect to our epay Segment, we maintain registered trademarks for the "epay" brand and logo in the U.S., U.K., E.U. (through a Community Trademark application, which provides enforceability of the epay trademark in all member states of the EU), Brazil, Singapore, India, Australia, and New Zealand. We have filed trademark applications for additional iterations of the "epay” brand in India, which are pending.

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

Technology in the areas in which we operate is developing very rapidly, and we are aware that many other companies have filed patent applications for products, processes, and services similar to those we provide. The procedures of the U.S. patent office make it difficult for us to predict whether our patent applications will be approved or will be granted priority dates that are earlier than other patents that have been filed for similar products or services. Moreover, many "process patents" have been filed in the U.S. over recent years covering processes that are in wide use in the money transfer, EFT, and prepaid processing industries. If any of these patents are considered to cover technology that has been incorporated into our systems, we may be required to obtain additional licenses and pay royalties to the holders of such patents to continue to use the affected technology or be prohibited from continuing the offering of such services if licenses are not obtained. This could materially and adversely affect our business.

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as of February 22, 2024 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	67	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	66	November 2002	Executive Vice President - Chief Financial Officer
Scott D. Claassen	57	May 2020	General Counsel and Secretary
Kevin J. Caponecchi	57	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	53	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	60	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	48	January 2014	Senior Vice President - Chief Technology Officer

MICHAEL J. BROWN, Chairman, Chief Executive Officer and President. Mr. Brown co-founded Euronet in 1994 and has served as its chief executive officer ever since. He is chairman of Euronet’s board of directors and the Company’s President. An accomplished entrepreneur with 30+ years of combined experience in the computer software and digital payments business, he is actively involved in Euronet's day-to-day operations while overseeing the company’s business strategy, financial performance, and growth across all markets.  Mr. Brown’s guidance has been instrumental in developing Euronet’s global cash/digital payments network and diverse products and services that provide Euronet with resiliency to changing market conditions and continual year-over-year growth in the global payments marketplace. Following early successes in his career with Kansas City-area companies Informix and Visual Tools, Mr. Brown founded Euronet in 1994 in Budapest, Hungary, by installing the first independent, non-bank-owned ATM network in Central Europe. Guiding the company through several strategic acquisitions and technology endeavors since then, Mr. Brown has grown Euronet to approximately 10,000 employees and 67 offices worldwide. He has also brought financial inclusion and convenience to businesses and consumers through a payments network spanning 200 countries and territories. A lifelong Kansas Citian, Mr. Brown is an active supporter and past and present board member of many Kansas City-area charities.

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

Availability of Reports, Certain Committee Charters, and Other Information

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

GOVERNMENT AND REGULATION

Because we are a multinational company conducting complex business in many markets worldwide, we are subject to legal and operational risks related to a broad array of local legal and regulatory requirements which could adversely affect our operations.

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

Our money transfer services are subject to regulation by the U.S. states in which we operate, by the U.S. federal government and the governments of the other countries in which we operate. Changes in the laws, rules and regulations of these governmental entities, and our ability to obtain or retain required licensure, could have a material adverse impact on our results of operations, financial condition, and cash flow.

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

We have subsidiaries in Central and Eastern Europe, the Middle East, Asia Pacific, Africa, and South America. We expect to continue to expand our operations to other countries in these regions. Some of these countries have undergone significant political, economic and social change in recent years and the risk of new, unforeseen changes in these countries remains greater than in the U.S. or Western Europe. Recent changes to the political climate in certain Eastern European and Middle Eastern countries increase the risk that a potential military conflict may adversely impact our operations in that region and disrupt our ATM network. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

We conduct business in many international markets with complex and evolving tax rules, including value added tax rules, which subject us to international tax compliance risks which could adversely affect our operating results.

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

The European Union ("EU") member states formally adopted the EU's Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 15 percent minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While we do not anticipate that the Pillar Two Directive will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

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

Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment, employ expatriates, and resolve tax disputes. We also have a number of contracts with foreign governments or entities owned or controlled by foreign governments. These interactions and contracts create a risk of violation of the FCPA or other similar laws.

Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own or others' acts or inadvertence, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition, and cash flows.

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

Both U.S. and foreign regulators have become increasingly aggressive in the enforcement of the various regulatory regimes applicable to our businesses and the imposition of fines and penalties in the event of violations. Our ability to continue complying with the requirements of OFAC, BSA, FINCEN, the USA PATRIOT Act, the Dodd-Frank Act, and other regulations (both U.S. and foreign) is important to our success in achieving growth and an inability to do this could have an adverse impact on our revenues and earnings. Anti-money laundering, sanctions, and consumer protection regulations require us to be responsible for the compliance by agents with such regulations. Although we have training and compliance programs in place, we cannot be certain our agents will comply with such regulations and we may be held responsible for their failure to comply, resulting in fines and penalties. Future growth and profitability depend upon expansion within the markets in which we currently operate and the development of new markets for our money transfer services. Our expansion into new markets is dependent upon our ability to successfully apply our existing technology or to develop new applications to satisfy market demand. We may not have adequate financial and technological resources to expand our distribution channels and product applications to satisfy these demands, which may have an adverse impact on our ability to achieve the expected growth in revenues and earnings.

Expectations relating to environmental, social and governance considerations and related reporting obligations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we make statements about our goals and initiatives through our various non-financial reports, information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our environmental, social and governance goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Our business, results of operations and financial condition could be adversely impacted by unfavorable results of legal proceedings or government investigations.

We are subject to various claims, legal proceedings and government investigations that have arisen in the ordinary course of business and have not yet been fully resolved, and new matters may arise in the future. In addition, agreements entered into by us sometimes include indemnification provisions which can subject us to costs and damages in the event of a claim against an indemnified third party. The number of claims, legal proceedings and government investigations involving us, and the alleged magnitude of such claims, proceedings, and government investigations, has generally increased over time and may continue to increase. In recognition of these considerations, we may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements can also significantly increase our cost of sales and operating expenses and require us to change its business practices and limit our ability to offer certain products and services. The outcome of litigation or government investigations is inherently uncertain. If one or more legal matters were resolved against us or an indemnified third party in a reporting period for amounts above management’s expectations, our results of operations and financial condition for that reporting period could be materially adversely affected. Further, such an outcome can result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us, and has from time to time required, and can in the future require, us to change our business practices and limit our ability to offer certain products and services, all of which could materially adversely affect the Company’s business, reputation, results of operations and financial condition. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

SUPPLY CHAIN AND THIRD PARTIES

Because we typically enter into short-term contracts with content providers and retailers, our epay business is subject to the risk of non-renewal of those contracts, or renewal under less favorable terms.

Our contracts with content providers to distribute and process content, including prepaid mobile airtime top-up services, typically have terms of less than three years. Our contracts with content providers are not exclusive, so these providers may enter into contracts with other service providers. In addition, our service contracts with major retailers typically have terms of one to three years. The cancellation or non-renewal of one or more of our significant content provider or retail contracts, or of a large enough group of our contracts with smaller retailers, could have a material adverse effect on our business, financial condition, and results of operations. The renewal of contracts under less favorable payment terms, margins or other terms could have a material adverse impact on our working capital requirements and/or results from operations. In addition, our contracts generally permit content providers to reduce our margin or commission at any time. Commission and margin revenue or fee reductions by any of the content providers could also have a material adverse effect on our business, financial condition, or results of operations.

Our epay business is focused on expanding and differentiating its suite of prepaid digital product offerings on a global basis, there can be no assurance that we will be able to enter into relationships on favorable terms with additional content providers or renew or expand current relationships and contracts on favorable terms. The inability to continue to grow our suite of electronic content and electronic payment product offerings could have a material adverse effect on our business, financial condition, and results of operations.

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
These agreements have expiration dates, and banks and international card organizations are generally not obligated to renew them. Our existing contracts generally have terms of five to seven years and a number of them expire or are up for renewal each year. In some cases, banks may terminate their contracts prior to the expiration of their terms. We cannot assure you that we will be able to continue to sign or maintain these agreements on terms and conditions acceptable to us or that international card organizations will continue to permit our ATMs to accept their credit and debit cards. The inability to continue to sign or maintain these agreements, or to continue to accept the credit and debit cards of local banks and international card organizations at our ATMs in the future, could have a material adverse effect on our business, growth, financial condition, or results of operations.
In some cases, we are dependent upon international card organizations and national transaction processing switches to provide assistance in obtaining settlement from card issuers of funds relating to transactions on our ATMs, and any failure by them to provide the required cooperation could result in our inability to obtain settlement of funds relating to transactions.
Our ATMs dispense cash relating to transactions on credit and debit cards issued by banks. We have in place arrangements for the settlement to us of all of those transactions, but in some cases, we do not have a direct relationship with the card-issuing bank and rely for settlement on the application of rules that are administered by international card associations (such as Visa® or Mastercard®) or national transaction processing switching networks. If a bankcard issuer fails to settle transactions in accordance with those rules, we are dependent upon cooperation from such associations or switching networks to enforce our right of settlement against such associations. Failure by such organizations or switches to provide the required cooperation could result in our inability to obtain a settlement of funds relating to transactions and adversely affect our business. Moreover, international card associations and issuers of their cards (and, in the case of Visa, member banks) have the ability to change or apply their rules in ways that could negatively impact our business. As an example, DCC is not permitted on certain cards in certain geographic territories, and the scope of such restrictions could be extended. Any such change or application of the rules of international card associations could materially and adversely affect our business.
We could incur substantial losses if one of the third-party depository institutions or financial institutions we use in our operations were to fail.
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
22

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

In our EFT Processing Segment, we primarily rely on third party financial institutions in certain countries in Europe and Asia Pacific to provide us with the cash required to operate our ATM networks. Under our agreements with these providers, we pay fees or interest, which is generally variable and could increase, based on the total amount of cash we are using from such provider at a given time, as well as other costs such as bank fees and cash transportation costs. As of December 31, 2023, the amount of cash used in our ATM networks under these supply agreements was approximately $576.2 million. Before the cash is disbursed to ATM customers, beneficial ownership of the cash is generally retained by the cash providers, and we have no access or proprietary rights to the cash.

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

Our consumer-to-consumer money transfer-based revenues are primarily generated through the use of our agent and correspondent networks. If agents or correspondents decide to leave our network or if we are unable to sign new agents or correspondents, our revenue and profit growth rates may be adversely affected. Our agents and correspondents are also subject to a wide variety of laws and regulations that vary significantly, depending on the legal jurisdiction. Changes in these laws and regulations could adversely affect our ability to maintain the networks or the cost of providing money transfer services. In addition, agents may generate fewer transactions or less revenue due to various factors, including increased competition. Because our agents and correspondents are third parties that may sell products and provide services in addition to our money transfer services, they may encounter business difficulties unrelated to the provision of our services, which may cause the agents or correspondents to reduce their number of locations or hours of operation, or cease doing business altogether.

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

Future acquisitions may be affected through the issuance of our common stock or securities convertible into our common stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our common stock. Certain factors on which our ability to expand each of our divisions is dependent are set forth at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Opportunities and Challenges. If any of such factors impede our ability to expand our businesses, the results of operations and financial condition could be materially and adversely affected.

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

Although we believe that the volume of transactions in developing countries may increase due to growth in the number of cards being issued by banks in these markets, we anticipate that transaction levels on any given ATM in developing markets will not increase significantly. We can attempt to improve the levels of transactions on our ATM network overall by acquiring good sites for our ATMs, eliminating poor locations, entering new, less-developed markets and adding new transactions, including new value-added services, to the sets of transactions that are available on our ATMs. However, we may not be successful in materially increasing transaction levels through these measures. Per-transaction fees paid by international card organizations have declined in certain markets in the past and competitive factors have required us to reduce the transaction fees we charge customers. If we cannot continue to increase our transaction levels and per-transaction fees generally decline, our results will be adversely affected.

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

CAPITAL MARKETS AND ECONOMIC CONDITIONS

We are subject to political tension, the outbreak of wars, pandemics, and economic downturns all over the world.

Economic conditions around the world, and in certain markets in which we do business, could impact sales price and volume. As a result, market uncertainty or an economic downturn driven by inflationary pressures; political tensions; war and related sanctions and export restrictions; terrorism; epidemics; pandemics; or political instability in the geographic regions or industries in which we provide services and products could reduce demand and result in decreased sales volume, which could have a negative impact on our results of operations.

In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the EU and other countries imposing economic sanctions on Russia. We suspended our operations and product offerings in Russia. This action has not had a material impact on our financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on our financial condition, results of operations and cash flows. These include decreased sales; potential disruptions in neighboring countries where we have operations; volatility in foreign exchange rates and interest rates; inflationary pressures; and heightened cyber security threats.

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

Our experience is that the level of transactions on our networks is also subject to substantial seasonal variation. In the EFT Processing Segment, mostly in Europe, we usually experience our heaviest demand for dynamic currency conversion during the third quarter of the fiscal year, coinciding with the tourism season in Europe. As a result, our revenues earned in the third quarter of the year will usually be greater than other quarters of the fiscal year. Additionally, transaction levels have consistently been higher in the fourth quarter of the fiscal year due to increased use of ATMs, prepaid products, and money transfer services during the holiday season. Generally, the level of transactions drops in the first quarter, during which transaction levels are generally the lowest we experience during the year, which reduces the level of revenues that we record.  In the Money Transfer Segment, we experience increased transaction levels during the May through October time frame, coinciding with certain holidays and the increase in worker migration patterns. As a result of these seasonal variations, our quarterly operating results may fluctuate materially and could lead to volatility in the price of our shares.

Additionally, economic, or political instability, wars, civil unrest, terrorism, epidemics, pandemics, and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.

Economic cycles may lead us to recognize impairment charges related to long-lived assets and goodwill recorded in connection with our acquisitions, which would adversely impact our results of operations. Our total assets include approximately $1,015 million, or 17% of total assets, in goodwill and acquired intangible assets recorded as a result of acquisitions. We assess our goodwill, intangible assets, and other long-lived assets as and when required by accounting principles generally accepted in the U.S. to determine whether they are impaired. We have had material impairment write-downs of goodwill and acquired intangible assets in the past and we may have additional impairment write-downs in the future. If operating results in any of our key markets deteriorate or our plans do not progress as expected when we acquired these entities, or if capital markets depress our value or that of similar companies, we may be required to record additional impairment write-downs of goodwill, intangible assets, or other long-lived assets. This could have a material adverse effect on our results of operations and financial condition.

We have a substantial amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2023, total liabilities were $4,645 million, of which $1,944 million represents long-term liabilities, and total assets were $5,894 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited, or financing may be unavailable;
•	a portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;
•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•	our level of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations; and
•	because a portion of our debt bears interest at a variable rate of interest, our actual debt service obligations could increase as a result of adverse changes in interest rates.

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

A significant number of our ATMs are located in countries in the EU that use the euro. From time to time, some of these countries have considered leaving the EU and adopting another currency. If such an event were to occur, the conversion of cash that we hold in banks and in our ATM network in that country from euros to another currency could have an adverse effect on our financial condition or results of operations, either from initial conversion or from subsequent changes in currency exchange rates. The magnitude of this risk increases when cash balances in our ATM network increase during the tourism season.

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

Our business involves the operation and maintenance of sophisticated computer networks and telecommunications connections with financial institutions, mobile phone operators, other content providers, retailers, and agents. This, in turn, requires the maintenance of computer equipment and infrastructure, including telecommunications and electrical systems, and the integration and enhancement of complex software applications. There are operational risks inherent in this type of business that can result in the temporary shutdown of part or all of our processing systems, such as failure of electrical supply, failure of computer hardware, security breaches and software errors, computer viruses, ransomware and malware. Any operational problem in our processing centers may have a significant adverse impact on the operation of our networks. Even with disaster recovery procedures in place, these risks cannot be eliminated entirely, and any technical failure that prevents operation of our systems for a significant period of time will prevent us from processing transactions during that period of time and will directly and adversely affect our revenues and financial results.

We are subject to security breaches of our systems or those of our partners. Any such breach may cause us to incur financial losses, liability, harm to our reputation, litigation, regulatory enforcement actions and limitations on our ability to conduct our businesses.

We and our partners capture, transmit, handle and store sensitive information in conducting and managing electronic, financial, and mobile transactions, such as card information, PIN numbers and personal information of various types. These businesses involve certain inherent security risks, in particular: the risk of electronic interception and theft of the information for use in fraudulent or other card transactions by persons outside the Company, including third party vendors or by our own employees; and the use of fraudulent cards on our network of owned or outsourced ATMs and POS devices. We incorporate industry-standard encryption technology and processing methodology into our systems and software and maintain controls and procedures regarding access to our computer systems by employees and others, to maintain high levels of security. Although this technology and methodology decreases security risks, they cannot be eliminated entirely as criminal elements apply increasingly sophisticated technology to attempt to obtain unauthorized access to the information handled by ATM, money transfer and electronic financial transaction networks. Our services and infrastructure are increasingly reliant on the internet. Computer networks and the internet are vulnerable to unauthorized access, computer viruses and other disruptive problems such as denial of service attacks or other cyber-attacks carried out by cyber criminals or state-sponsored actors. Other potential attacks include attempts to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses, ransomware or malware, cyber-attacks, and other means, which are constantly evolving and difficult to detect. Those same parties may also attempt to fraudulently induce employees, customers, vendors, or other users of our systems through phishing schemes or other methods to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, the cost and timeframes required for implementation of new technology may result in a time lag between availability of such technology and our adoption of it. Further, our controls, procedures and technology may not be able to detect when there is a breach, causing a delay in our ability to mitigate it. As previously disclosed, we have been the subject of computer security breaches, and we cannot exclude the possibility of additional breaches in the future.

Any breach in our security systems could result in the perpetration of fraudulent financial transactions for which we may bear the liability. We are insured against various risks, including theft and negligence, but such insurance coverage is subject to deductibles, exclusions and limits that may leave us bearing some or all of any losses arising from security breaches.

We and our partners also collect, transfer, and retain personal data as part of our business. These activities are subject to certain privacy laws and regulations in the U.S. and in other jurisdictions where our services are offered. We maintain technical and operational safeguards designed to comply with applicable legal requirements. Despite these safeguards, there remains a risk that these safeguards could be breached resulting in improper access to, and disclosure of, sensitive customer information. Under state, federal, and foreign laws requiring consumer notification of security breaches, the costs to remediate security breaches can be substantial. Breaches of our security policies or applicable legal requirements resulting in a compromise of customer data could expose us to regulatory enforcement action, subject us to litigation, limit our ability to provide services and/or cause harm to our reputation.

In addition to electronic fraud issues and breaches of our systems, the possible theft and vandalism of ATMs or cash in the ATMs present risks for our ATM business. We install ATMs at high-traffic sites and consequently our ATMs are exposed to theft and vandalism, and to attacks whereby the security of the ATM is breached electronically by transmitting a command to the ATM to dispense cash without a card being present.  We constantly monitor ATM security and take measures to protect our systems from such attacks and other breaches, but we cannot be certain that our measures will be effective against new, rapidly developing methods used by criminal elements. Although we are insured against such risks, deductibles, exclusions, or limitations in such insurance may leave us bearing some or all of any losses arising from theft or vandalism of ATMs or loss of cash due to security breaches of our ATM networks. In addition, we have experienced increases in claims under our insurance, which has increased our insurance premiums.

Failures of third-party service providers we rely upon could lead to financial loss.

We rely on third party service providers to support key portions of our operations. We also rely on third party service providers to provide part or all of certain services we deliver to customers. While we have selected these third-party vendors carefully, we do not control their actions. The failure of these services by a third-party could have a material impact upon our delivery of services to customers. Such a failure could lead to damage claims, loss of customers, and reputational harm, depending on the duration and severity of the failure. Third parties perform significant operational services on our behalf. These third-party vendors are subject to similar risks as us relating to cybersecurity, breakdowns or failures of their own systems or employees. One or more of our vendors may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by the third-party vendor. Certain of our vendors may have limited indemnification obligations or may not have the financial capacity to satisfy their indemnification obligations. If a critical vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed and if we are not able to develop alternative sources for these services and products quickly and cost-effectively, our customers could be negatively impacted, and it could have a material adverse effect on our business.

Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

We are subject to an increasing number of federal, state, and international laws relating to the collection, use, retention, security and transfer of various types of personal information. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among us and its our international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes us to incur substantial costs and has required and may in the future require us to change its our business practices. Noncompliance could result in significant penalties or legal liability. We make statements about its our use and disclosure of personal information through its our privacy policy, information provided on its our website, press statements and other privacy notices provided to customers. Any failure by us to comply with these public statements or with other federal, state or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities or others. In addition to reputational impacts, penalties could include ongoing audit requirements and significant legal liability. In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data, financial data and biometric data. Health data and financial data are subject to additional privacy, security and breach notification requirements, and we are subject to audit by governmental authorities regarding our compliance with these obligations. If we fail to adequately comply with these rules and requirements, or if health data or financial data is handled in a manner not permitted by law or under our agreements with healthcare or financial institutions, we can be subject to litigation or government investigations, and can be liable for associated investigatory expenses, and can also incur significant fees or fines. Payment card data is also subject to additional requirements. Under payment card rules and obligations, if cardholder information is potentially compromised, we can be liable for associated investigatory expenses and can also incur significant fees or fines if we fail to follow payment card industry data security standards. We could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails we fail to follow payment card industry data security standards, which could materially adversely affect our business, reputation, results of operations and financial condition.

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

Money Transfer Segment - Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, as well as certain major national and regional banks, financial institutions, and independent sales organizations. Our competitors include The Western Union Company and MoneyGram International Inc. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, which may result in a loss of our current or potential customers or could force us to lower our prices. Either of these actions could have an adverse impact on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved functionality and features to their product and service offerings. If successful, their development efforts could render our product and service offerings less desirable, resulting in the loss of customers or a reduction in the price we could demand for our services. In addition to traditional money payment services, new technologies are emerging that may effectively compete with traditional money payment services, such as stored-value cards, debit networks, web-based services, and digital currencies. Our continued growth depends upon our ability to compete effectively with these alternative technologies.

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
31

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

An additional 12.5 million shares of common stock, representing approximately 27% of the shares outstanding as of December 31, 2023, could be added to our total common stock outstanding through the exercise of options or the issuance of additional shares of our common stock pursuant to existing convertible debt and other agreements. Once issued, these shares of common stock could be traded into the market and result in a decrease in the market price of our common stock.

As of December 31, 2023, we had 5.1 million and 0.8 million options and restricted stock awards outstanding, respectively, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our common stock. Of this amount, 2.2 million options are vested and exercisable as of December 31, 2023. Approximately 3.9 million additional shares of our common stock may be issued in connection with our stock incentive and employee stock purchase plans. Accordingly, based on current trading prices of our common stock, approximately 3.3 million shares could potentially be added to our total current common stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 5.9 million total options and restricted stock awards outstanding, an  aggregate of $3.5 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

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

The development and implementation of our strategy has depended in large part on our co-founder, Michael J. Brown. The retention of Mr. Brown is important to our continued success. In addition, the success of the expansion of businesses that we acquire may depend in large part upon the retention of the founders or leaders of those businesses. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel in the markets where we conduct our business is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel.

Our officers and some of our key personnel have entered into service or employment agreements containing non-competition, non-disclosure, and non-solicitation covenants, which grant incentive stock options and/or restricted stock with long-term vesting requirements. However, most of these contracts do not guarantee that these individuals will continue their employment with us. The loss of our key personnel could have a material adverse effect on our business, growth, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk Management and Strategy

We recognize that cyber threats are constantly evolving, and we must stay ahead of risks and threats to our business systems, data, infrastructure, and employees. We take a holistic approach to cybersecurity to proactively mitigate and respond to cyber threats. Building a robust security program and security controls are critical components that are in the core foundation of our products, culture, and management oversight. As a financial transaction processor, we ensure security is embedded and regarded with importance across the organization and within our products and services. We recognize the criticality of maintaining the safety, security, and integrity of our systems and data to protect our customers, employees, partners, and shareholders. The security program and cybersecurity strategies are strongly supported by both executive management and our Board of Directors. Our executive management fosters a strong culture of security awareness and responsibilities from the tone at the top and across all functional teams at all levels. The security team leadership also conducts segment level Board and/or periodic meetings with segment business leadership to share security key performance indicators ("KPIs") and risk considerations, as well as align with business strategies and gain approval for financial support for cybersecurity resources and tools. Security leadership is also involved in financial forecasting for security needs and costs, and the Chief Technology Officer ("CTO") and Chief Financial Officer or executive management team is involved in understanding and approving security related investments and strategies. We invest in our cybersecurity personnel and protections to address critical risks to our infrastructure and systems, and we remain dedicated to continuous improvement in our cybersecurity program.

The Company’s CTO reports to our Chief Executive Officer and has been with Euronet 16 years and is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board of Directors (the “Board”). Many on our Information Technology ("IT") security team leadership have over a decade of cybersecurity and IT control experience, certifications, and external and internal IT audit experience. The Chief Information Security Officer ("CISO") reports to executive management independent of IT and is responsible for management of cybersecurity risk, security governance and compliance, security policies, security training, and the overall protection and defense of our networks, systems, and company data. The CISO manages the global security governance, risk, and compliance teams and is responsible for ensuring we meet our regulatory and compliance requirements as related to PCI DSS, ISO 27001, and other certifications we hold globally that support our business products and services.  The Global Director of Cybersecurity reports to the CTO and manages our security toolbelt and implementations, incident response, alert management, and various technical security teams. The CISO and Global Director of Cybersecurity manage teams of cybersecurity professionals with broad experience and expertise, including PCI and other regulatory compliance, threat assessments and detection, forensic investigations, mitigation technologies, cybersecurity training, incident response, insider threats, third party risk, penetration testing, and security engineering expertise. Many members of the security leadership team across the organization have been with Euronet for more than 10 years. The global and segment security leadership teams work closely with legal, privacy, audit, and compliance teams to ensure we meet regulatory requirements and work together to address cyber risks in all functional areas of the organization. We also conduct strategic in person and virtual annual, quarterly, and monthly security meetings with key members of security and IT leadership to align on security priorities, initiatives, and requirements.

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on our risk management process and the risk trends related to cybersecurity at least annually. The CTO attends all quarterly Board meetings and presents to the Board at a minimum of twice per year on security and cybersecurity KPIs and threat mitigations. The Audit Committee oversees risks including cybersecurity risks. Our internal audit team reports on cybersecurity risks and internal and external audit results to the Audit Committee. Internal Audit performs IT security and compliance audits for SOX 404 purposes, as well as testing Euronet’s security standards, and performs pre-assessments for ISO 27001. We also engage third party independent assessments for penetration testing, vulnerability assessments, and certification such as PCI DSS, ISO 27001, VISA PIN and SOC Type 1 and Type 2 audits. The CTO and CISO also have weekly and monthly meetings with senior executive management to discuss security strategy, projects, and concerns. We have an established incident response process led by our CISO governing our assessment, response, and notifications internally and externally upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to our Chief Executive Officer, executive management team, and the Board as well as regulatory notifications depending on the jurisdiction and specifications of the incident.

While we evaluate all security incidents and consider the materiality of individual or combined incidents, to date, no incidents or combination of incidents have materially affected the Company or our financial position, results of operations, and/or cash flows. We continue to invest in cybersecurity to enhance the design and effectiveness of our internal controls and processes to protect our systems, networks, and integrity of our data.

Our approach to cybersecurity risk management includes the following key areas:

Risk Management and Policies - Our policies, standards, processes, and practices for assessing, identifying, and managing risks, including material risks, from cybersecurity threats are integrated into our overall security and risk management program and are based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization ("ISO"), and other applicable industry standards and best practices. We regularly review and update policies and procedures with input from IT and security leadership and industry security standards including PCI DSS and ISO.  Business segments and local entities also maintain local policies and procedures that include global requirements and local, statutory, or contractual requirements and escalations. All employees must sign and acknowledge a Corporate Information Security Policy that outlines their responsibilities related to IT security, cybersecurity, and protection of company assets and data. In addition to the enterprise risk assessment presented to the Board, local entity IT and security teams maintain detailed risk assessments that are shared with local management and are provided for applicable regulatory requirements, as well.

Information Sharing and Collaboration - We subscribe to financial services cyber intelligence and collaboration services, and we work closely with cyber intelligence and managed security service providers to augment our own security program and controls. We investigate intelligence sharing platforms to assess potential risks as credible or emerging risks.

Continuous Monitoring – We have security team members across all of our geographic business operations that support our key IT processing centers.  We have teams dedicated to investigating all security alerts and incidents at a global level or within our business segments.  Further, we have managed security service providers who provide 24x7 advanced threat detection and monitoring services to augment our security analyst teams.

Incident Response – We have a global incident response policy that is shared with key stakeholders and outlines our classification, escalation, investigation, reporting, and overall response procedures depending on the classification and severity of incidents. Local IT teams must also create a local incident response plan and playbooks for addressing various types of incidents and handling escalations and reporting obligations locally. Further, we engage external forensic investigations as necessary to augment our incident reporting process if deemed critical and/or necessary for prompt response to security incidents which may require a higher technical level of forensics and/or resources to quickly assess and respond to certain incidents.

Training and Awareness - We provide security awareness training to our employees and contractors to help identify, mitigate, and report on cybersecurity threats. Our employees with network access must complete quarterly security awareness training which includes multiple interactive and video training modules with passing scores required to complete training compliance. We require annual PCI DSS and GDPR training as well as any other regulatory required security training. We also perform simulated phishing campaigns to further test security training effectiveness. We also periodically host tabletop exercises with IT and management to test and evaluate our incident response plan or playbooks.

Insider Threats - We implement insider threat controls designed to identify, assess, and address potential risks from within our Company. We implement controls and tools to alert on suspicious or unusual insider activity, and we have rigorous controls in place to prevent data loss and external sharing of company information. We consider and evaluate potential risks consistent with industry practices, customer requirements and applicable law, including privacy and other considerations.

Third Party Risk Assessments - We conduct information security assessments before sharing or allowing the hosting of data in computing environments managed by third parties or allowing third parties to connect to our environment. We also review and amend legal terms and conditions to ensure there are contractual provisions requiring certain security protections and incident reporting. We also perform vendor risk assessments to assess the risk of new and existing vendors we conduct business with.

External Assessments – We engage external assessors to evaluate, test, and conclude on the design and effectiveness of security controls and processes. We engage quality assessors for vulnerability and penetration testing as well as for security certification and/or regulatory requirements. Further, we have external audits performed by customers, banking and government regulators, and public accounting firms as part of financial and statutory audit purposes. In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

For more information on security and cybersecurity threats we face, please see “Risk Factors.”

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2023, we also have 35 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and three in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

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

The discussion regarding litigation in Part II, Item 8 - Financial Statements and Supplementary Data and Note 20, Litigation and Contingencies, to the Consolidated Financial Statements included elsewhere in this report is incorporated herein by reference.

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

Dividends

Since our inception, we have not paid dividends on our common stock. We do not intend to distribute dividends for the foreseeable future.

Holders

At December 31, 2023, we had 50 stockholders of record of our common stock, and none of our preferred stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2023, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

The following graph compares Euronet Worldwide Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq Composite index and the Nasdaq US Benchmark Financial Services TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2018, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

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

Stock Repurchases

The following table provides information with respect to shares of the Company's Common Stock that were purchased during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
October 1 - October 31, 2023	49,116	$79.09	49,116	$496.6
November 1 - November 30, 2023	__	__	__	496.6
December 1 - December 31, 2023	503,521	99.30	503,521	446.6
Total	552,637	$97.50	552,637

(1) On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. As of December 31, 2023, approximately 96.6 million in value of additional shares were available to be repurchased under this repurchase program. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of December 31, 2023, all shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2023 items and year-to-year comparisons between 2023 and 2022.

Company Overview, Geographic Locations and Principal Products and Services

Euronet is a leading financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) Our Electronic Funds Transfer (EFT) segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 47,303 ATMs, as of December 31, 2023, and approximately 656,000 POS terminals.

2) Our epay segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 821,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3) Our Money Transfer segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 198 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms.  Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 35 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and three in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions, and foreign currency exchange margin. Each operating segment's sources of revenue are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 29% of total consolidated revenues for the year ended December 31, 2023, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payments, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 29% of total consolidated revenues for the year ended December 31, 2023, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 67% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% of total consolidated revenues for the year ended December 31, 2023, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

Corporate Services, Eliminations and Other — In addition to operating in our principal operating segments described above, our "Corporate Services, Eliminations and Other" category includes non-operating activity, certain inter-segment eliminations and the cost of providing corporate and other administrative services to the operating segments, including most share-based compensation expenses. These services are not directly identifiable with our reportable operating segments.

Opportunities and Challenges

The global product markets in which we operate are large and fragmented, which poses both opportunities and challenges for our technology to disrupt new and existing competition. As an organization, our focus is on increasing our market presence through both physical (ATMs, POS terminals, stores, and agent correspondents) and digital assets and providing new and improved products and services for customers through all of our channels, which may in turn drive an increase in the number of transactions on our networks. Each of these opportunities also presents us with challenges, including differentiating our portfolio of products and services in highly competitive markets, the successful development and implementation of our software products and access to financing for expansion.

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM and POS management and outsourcing, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., increasing expansion of prepaid forex cards, as well as the laws and regulations of each country that we operate in that may impact the volume of cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs, which is dependent on contracts that cover large numbers of ATMs, which are complicated by legal and regulatory considerations of local countries, as well as our customers' decisions whether to outsource ATMs.

2) The epay Segment opportunities include renewing existing and negotiating new agreements in target markets in which we operate, primarily with mobile operators, digital content providers, financial institutions, and retailers. The overall growth rate in the prepaid mobile phone and digital media content markets, shifts between prepaid and postpaid services, and our market share in those respective markets will have a significant impact on our ability to maintain and grow the epay Segment revenues. There is significant competition in these markets that may impact our ability to grow organically and increase the margin we earn and the margin that we pay to retailers. The profitability of the epay Segment is dependent on our ability to adapt to new technologies that may compete with POS distribution of digital content and prepaid mobile airtime, as well as our ability to leverage cross-selling opportunities with our EFT and Money Transfer Segments. The epay Segment opportunities may be impacted by government-imposed restrictions on retailers and/or content providers with whom we partner in countries in which we have a presence, and corresponding licensure requirements mandated upon such parties to legally operate in such countries.
39

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

For all segments, our continued expansion may involve additional acquisitions that could divert our resources and management time and require integration of new assets with our existing networks and services. Our ability to effectively manage our growth has required us to expand our operating systems and employee base, particularly at the management level, which has added incremental operating costs. An inability to continue to effectively manage expansion could have a material adverse effect on our business, growth, financial condition, or results of operations. Inadequate technology and resources would impair our ability to maintain current processing technology and efficiencies, as well as deliver new and innovative services to compete in the marketplace.

Segment Revenues and Operating Income For The Years Ended December 31, 2023 and 2022

	Revenues		Operating Income (Expense)
(in millions)	2023	2022	2023	2022
EFT Processing	$1,058.3	$924.2	$206.3	$184.0
epay	1,082.4	997.9	126.2	120.7
Money Transfer	1,555.2	1,444.5	185.4	154.5
Total	3,695.9	3,366.6	517.9	459.2
Corporate services, eliminations and other	(7.9)	(7.8)	(85.3)	(73.8)
Total	$3,688.0	$3,358.8	$432.6	$385.4

Summary

Our annual consolidated revenues increased by 9.8% for 2023 compared to 2022. The increase in revenues for 2023 was primarily due to the increases in transaction volumes across all three segments.

Our annual consolidated operating income increased by 12.2% for 2023 compared to 2022. The increase in operating income for 2023 was primarily due to the increases in transaction volumes across all three segments.

Net income attributable to Euronet for 2023 was $279.7 million, or $5.50 per diluted share compared to a net income attributable to Euronet for 2022 of $231.0 million, or $4.41 per diluted share.

Impact of changes in foreign currency exchange rates

Our revenues and local expenses are recorded in the functional currencies of our operating entities, and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2023 consolidated operating income was approximately 0.2% higher due to changes in foreign currency exchange rates when compared to 2022. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2023 and 2022, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2023 Increase (Decrease) Percent
Currency	2023	2022
Australian dollar	$0.6644	$0.6949	(4.4)%
British pound	$1.2435	$1.2374	0.5%
Canadian dollar	$0.7412	$0.7691	(3.6)%
euro	$1.0813	$1.0541	2.6%
Hungarian forint	$0.0028	$0.0027	3.7%
Indian rupee	$0.0121	$0.0127	(4.7)%
Malaysian ringgit	$0.2197	$0.2278	(3.6)%
New Zealand dollar	$0.6141	$0.6361	(3.5)%
Polish zloty	$0.2385	$0.2255	5.8%

Comparison of Operating Results For The Years Ended December 31, 2023 and 2022 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,058.3	$924.2	$134.1	14.5%
Operating expenses:
Direct operating costs	572.1	475.8	96.3	20.2%
Salaries and benefits	126.5	111.9	14.6	13.0%
Selling, general and administrative	58.8	57.1	1.7	3.0%
Depreciation and amortization	94.6	95.4	(0.8)	(0.8)%
Total operating expenses	852.0	740.2	111.8	15.1%
Operating income	$206.3	$184.0	$22.3	12.1%
Transactions processed (millions)	8,473	6,459	2,014	31.2%
Active ATMs as of December 31	47,303	45,009	2,294	5.1%
Average active ATMs	49,080	47,166	1,914	4.1%

Revenues

EFT Processing Segment total revenues were $1,058.3 million for the year ended December 31, 2023, an increase of $134.1 million or 14.5% compared to the same period in 2022. Revenues increased for the year ended December 31,2023 compared to the same period in 2022 due to an increase in average active ATMs, an increase in our most profitable international transactions driven by cross-border recovery levels, corresponding DCC and surcharge revenues and continued expansion to new markets. Foreign currency movements increased revenues by approximately $9.3 million for the year ended December 31, 2023, compared to the same period in 2022.

Revenue per transaction was $0.12 for the year ended December 31, 2023, compared to $0.14 for the same period in 2022. The decrease in revenue per transaction was driven by an increase in high volume low value transactions initiated through digital wallets.

Average monthly revenues per ATM increased to $1,797 for the year ended December 31, 2023 compared to $1,633 for the same period in 2022.

Direct operating costs

EFT Processing Segment direct operating costs were $572.1 million for the year ended December 31, 2023, an increase of $96.3 million or 20.2% compared to the same period in 2022. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the year ended December 31, 2023, the increase in direct operating costs was primarily due to the increase in transaction volumes, and costs associated with modifying our estate of ATMs. Foreign currency movements increased direct operating costs by approximately $7.9 million for the year ended December 31, 2023 compared to the same period in 2022.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $486.2 million for the year ended December 31, 2023, an increase of $37.8 million or 8.4% compared to $448.4 million for the same period in 2022. Gross profit as a percentage of revenues (“gross margin”) decreased to 45.9% for the year ended December 31, 2023, compared to 48.5% for the same period in 2022. For the year ended December 31, 2023, the increase in gross profit was primarily driven by the revenue increase from additional transaction volumes into new geographies.

Salaries and benefits

Salaries and benefits expenses were $126.5 million for the year ended December 31, 2023, an increase of $14.6 million or 13.0% compared to the same period in 2022. The increase in salaries and benefits for the year ended December 31, 2023 compared to the same period in 2022 was primarily driven by an increased headcount and an increase in pay rate and bonuses. As a percentage of revenues, these expenses decreased to 12.0% for the year ended December 31, 2023, compared to 12.1% for the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $58.8 million for the year ended December 31, 2023, an increase of $1.7 million or 3.0% compared to the same period in 2022. As a percentage of revenues, these expenses decreased to 5.6% for the year ended December 31, 2023, compared to 6.2% for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $94.6 million for the year ended December 31, 2023, a decrease of $0.8 million or 0.8% compared to the same period in 2022.  As a percentage of revenues, these expenses decreased to 8.9% for the year ended December 31, 2023, compared to 10.3% for the same period in 2023.

Operating income

EFT Processing Segment had operating income of $206.3 million for the year ended December 31, 2023, compared to operating income of $184.0 million in 2022, an increase of $22.3 million compared to the same period in 2022. Operating income as a percentage of revenues (“operating margin”) decreased to 19.5% for the year ended December 31, 2023, compared to 19.9% for the same period in 2022. Operating income per transaction was $0.02 for the year ended December 31, 2023, compared to $0.03 for the same period in 2022. For the year ended December 31, 2023, the increase in operating income and decrease in operating margin was primarily driven by the increase in the number of transactions processed in a region where we generally earn lower revenues per transaction.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase Amount	Increase (Decrease) Percent
Total revenues	$1,082.4	$997.9	$84.5	8.5%
Operating expenses:
Direct operating costs	819.1	753.2	65.9	8.7%
Salaries and benefits	91.1	81.8	9.3	11.4%
Selling, general and administrative	39.1	36.0	3.1	8.6%
Depreciation and amortization	6.9	6.2	0.7	11.3%
Total operating expenses	956.2	877.2	79.0	9.0%
Operating income	$126.2	$120.7	$5.5	4.6%
Transactions processed (billions)	3.79	3.86	(0.07)	(1.8)%

Revenues

epay Segment total revenues were $1,082.4 million for the year ended December 31, 2023, an increase of $84.5 million or 8.5% compared to the same period in 2022. Foreign currency movements increased revenues by approximately $11.4 million for the year ended December 31, 2023, compared to the same period in 2022. The increase in revenues was driven by continued expansion of digital media and mobile sales. Revenues per transaction increased to $0.29 for the year ended December 31, 2023, compared to $0.26 for the same period in 2022. The increase in revenues per transaction was primarily driven by a decrease in the number of low-margin mobile transactions processed in a region where we generally earn lower revenues per transaction.

Direct operating costs

epay Segment direct operating costs were $819.1 million for the year ended December 31, 2023, an increase of $65.9 million or 8.7% compared to the same period in 2022. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to an increase in cost for transaction volumes of low-value mobile top-up transactions and an increase in retailer commissions.  Foreign currency movements increased these expenses by $9.9 million for the year ended December 31, 2023, compared to the same period in 2022.

Gross profit

Gross profit was $263.3 million for the year ended December 31, 2023, an increase of $18.6 million or 7.6% compared to $244.7 million for the same period in 2022. Gross margin decreased to 24.3% for the year ended December 31, 2023, compared to 24.5% for the same period in 2022.

Salaries and benefits

Salaries and benefits expenses were $91.1 million for the year ended December 31, 2023, an increase of $9.3 million or 11.4% compared to the same period in 2022. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and an increase in bonus expenses. As a percentage of revenues, these expenses increased to 8.4% for the year ended December 31, 2023, compared to 8.2% for the year ended December 31, 2022.

Selling, general and administrative

Selling, general and administrative expenses were $39.1 million for the year ended December 31, 2023, an increase of $3.1 million or 8.6% compared to the same period in 2022. As a percentage of revenues, these expenses were 3.6% for the year ended December 31, 2023, and 2022, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $6.9 million for the year ended December 31, 2023, an increase of $0.7 million or 11.3% compared to the same period in 2022. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.6% for the year ended December 31, 2023, and 2022, respectively.

Operating income

epay Segment operating income was $126.2 million for the year ended December 31, 2023, an increase of $5.5 million or 4.6% compared to the same period in 2022. Operating margin decreased to 11.7% for the year ended December 31, 2023, compared to 12.1% for the same period in 2022. Operating income per transaction was $0.03 for the year ended December 31, 2023, and 2022, respectively. The increase in operating income was primarily driven by the increase in transactions.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,555.2	$1,444.5	$110.7	7.7%
Operating expenses:
Direct operating costs	839.5	796.9	42.6	5.3%
Salaries and benefits	310.5	277.0	33.5	12.1%
Selling, general and administrative	188.8	182.2	6.6	3.6%
Depreciation and amortization	31.0	33.9	(2.9)	(8.6)%
Total operating expenses	1,369.8	1,290.0	79.8	6.2%
Operating income	$185.4	$154.5	$30.9	20.0%
Transactions processed (millions)	161.7	147.9	13.8	9.3%

Revenues

Money Transfer Segment total revenues were $1,555.2 million for the year ended December 31, 2023, an increase of $110.7 million or 7.7% compared to the same period in 2022. The increase in revenues was primarily due to 9.6% growth in US-outbound transactions, 12.1% growth in international-originated money transfers - which included 9.9% growth from Americas outside the US, 12.0% growth in transfers initiated largely in Europe and 14.3% growth in transfers initiated in the Middle East and Asia, and 15.5% growth in xe transactions, partially offset by a 15.5% decline in the intra-US business. These transaction growth rates include 25.6% growth in direct-to-consumer digital transactions. Revenues per transaction decreased to $9.62 for the year ended December 31, 2023, compared to $9.77 for the same period in 2022. Foreign currency movements increased revenues by approximately $8.7 million for the year compared to the same period in 2022.

Direct operating costs

Money Transfer Segment direct operating costs were $839.5 million for the year ended December 31, 2023, an increase of $42.6 million compared to the same period in 2022. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and corresponding increase in agent commissions. Foreign currency movements increased direct operating costs by approximately $4.9 million for the year ended December 31, 2023, compared to the same period in 2022.

Gross profit

Gross profit was $715.7 million for the year ended December 31, 2023, an increase of $68.1 million or 10.5% compared to $647.6 million for the same period in 2022. Gross margin increased to 46.0% for the year ended December 31, 2023, compared to 44.8% for the same period in 2022. The increase in gross profit was primarily attributable to the increase in transaction volume and relative decrease of agent commissions for the year ended December 31, 2023.

Salaries and benefits

Salaries and benefits expenses were $310.5 million for the year ended December 31, 2023, an increase of $33.5 million or 12.1% compared to the same period in 2022. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 20.0% for the year ended December 31, 2023, compared to 19.2% for the same period in 2022.

Selling, general and administrative

Selling, general and administrative expenses were $188.8 million for the year ended December 31, 2023, an increase of $6.6 million or 3.6% compared to the same period in 2022. The increase in these expenses was primarily driven by an increase in professional fees, product hardware, software, and travel-related expenses. As a percentage of revenues, these expenses decreased to 12.1% for the year ended December 31, 2023, compared to 12.6% for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expenses were $31.0 million for the year ended December 31, 2023, a decrease of ($2.9) million or (8.6%) compared to the same period in 2022. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements, and office equipment. As a percentage of revenues, these expenses decreased to 2.0% for the year ended December 31, 2023, compared to 2.3% for the same period in 2022.

Operating income

Money Transfer Segment operating income was $185.4 million for the year ended December 31, 2023, an increase of $30.9 million or 20.0% compared to the same period in 2022. Operating margin increased to 11.9% for the year ended December 31, 2023, compared to 10.7% for the same period in 2022. Operating income per transaction increased to $1.15 for the year ended December 31, 2023, compared to $1.04 for the same period in 2022. The increase in operating income, operating margin, and operating income per transaction for the year ended December 31, 2023 compared to the same period in 2022 was primarily driven by the increase in transaction volume, specifically the higher margin transactions for US outbound and international-originated money transfers, partially offset by the increase in agent commissions, and an increase in headcount to support the growth of the business.

Corporate Services

The following table summarizes the results of operations for Corporate Services for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$74.8	$63.5	$11.3	17.8%
Selling, general and administrative	10.1	9.8	0.3	3.1%
Depreciation and amortization	0.4	0.4	-	—%
Total operating expenses	$85.3	$73.7	$11.6	15.7%

Corporate operating expenses

Total Corporate operating expenses were $85.3 million for the year ended December 31, 2023, an increase of $11.6 million or 15.7%, compared to the same period in 2022. The increase was primarily due to an increase in share-based compensation and bonuses as a result of improved performance for the year ended December 31, 2023, compared to the same period in 2022.

Other Expense, Net

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2023	2022	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$15.2	$2.0	$13.2	660.0%
Interest expense	(55.6)	(37.5)	(18.1)	48.3%
Foreign currency exchange gain / (loss), net	8.0	(28.2)	36.2	(128.4)%
Other gains, net	0.2	0.9	(0.7)	(77.8)%
Other expense, net	$(32.2)	$(62.8)	$30.6	(48.7)%

Interest income and interest expense increased in 2023 compared to 2022 due to an increase in the variable interest rates.

Foreign currency exchange loss, net

Foreign currency exchange activity includes gains and losses on certain foreign currency exchange derivative contracts and the impact of re-measurement of assets and liabilities denominated in foreign currencies. Assets and liabilities denominated in currencies other than the local currency of each of our subsidiaries give rise to foreign currency exchange gains and losses. Foreign currency exchange gains and losses that result from re-measurement of these assets and liabilities are recorded in net income. The majority of our foreign currency exchange gains or losses are due to the re-measurement of intercompany loans which are not considered a long-term investment in nature and are in a currency other than the functional currency of one of the parties to the loan. For example, we make intercompany loans based in euros from our corporate division, which is composed of U.S. dollar functional currency entities, to certain European entities that use the euro as the functional currency. As the U.S. dollar strengthens against the euro, foreign currency exchange losses are recognized by our corporate entities because the number of euros to be received in settlement of the loans decreases in U.S. dollar terms. Conversely, in this example, in periods where the U.S. dollar weakens, our corporate entities will record foreign currency exchange gains.

We recorded a net foreign currency exchange gain of $8.0 million for the year ended December 31, 2023, compared to a net foreign currency exchange loss of $28.2 million for the same period in 2022. These realized and unrealized foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022
Income before income taxes	$400.4	$322.6
Income tax expense	(120.9)	(91.9)
Net income	$279.5	$230.7
Effective income tax rate	30.2%	28.5%
Income before income taxes	$400.4	$322.6
Adjust: Other gains, net	0.2	0.9
Adjust: Foreign currency exchange gain (loss), net	8.0	(28.2)
Income before income taxes, as adjusted	$392.2	$349.9
Income tax expense	$(120.9)	$(91.9)
Adjust: Income tax attributable to foreign currency exchange gain (loss), net	4.7	(12.5)
Income tax expense, as adjusted	$(125.6)	$(79.4)
Effective income tax rate, as adjusted	32.0%	22.7%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 30.2% and 28.5% for the years ended December 31, 2023 and 2022, respectively. The effective income tax rates were significantly influenced by the impact of foreign currency exchange gains (losses). Excluding foreign currency exchange gains (losses) as well as the related tax effects for these items, our adjusted effective income tax rates were 32.0% and 22.7% for the years ended December 31, 2023 and 2022, respectively.

The effective income tax rate, as adjusted, for 2023 was higher than the applicable statutory income tax rate of 21% primarily because of the projected utilization of U.S. tax benefits, and certain foreign earnings being subject to higher local statutory tax rates.  The effective income tax rate, as adjusted, for 2022 was higher than the applicable statutory income tax rate of 21% as a result of the non-recognition of tax benefits from losses in certain foreign countries where we have a limited history of profitable earnings and certain foreign earnings being subject to higher local statutory tax rates. The effective income tax rate, as adjusted, was offset by a decrease in the valuation allowance related to the projected utilization of U.S. tax benefits.  We determine income tax expense based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contract and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.

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

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $51.8 million as of December 31, 2023. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Net (Income) Loss Attributable To Non-controlling Interests

Non-controlling interests represent the elimination of net income or loss attributable to the minority shareholders' portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Euronet Infinitium Solutions	65%	EFT - India

Net Income (Loss) Attributable to Euronet

Net income attributable to Euronet was $279.7 million for the year ended December 31, 2023, an increase of $48.7 million compared to net income in the same period in 2022. For the year ended December 31, 2023, the increase in net income was primarily attributable to the $124.6 million increase in gross profit driven by an increase in transaction volumes across all three segments and the $36.2 million increase in foreign currencies, partially offset by an $68.7 million increase in salaries and benefits, and a $29.0 million increase in income tax expense.

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

We recorded a net gain on translation adjustments of $47.9 million for 2023 and a net loss of $78.3 million for 2022. In 2023, the U.S. dollar weakened compared to key foreign currencies, resulting in translation gains which were recorded in comprehensive (loss) income. In 2022, the U.S. dollar strengthened compared to key foreign currencies, resulting in translation losses which were recorded in comprehensive (loss) income.

Liquidity and Capital Resources

Working capital

As of December 31, 2023, we had working capital of $1,462.1 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,372.7 million as of December 31, 2022. The increase in working capital was due to several changes in working capital line items, mainly due to 2023 ending in the weekend, which impacts funding needs for our money transfer agents. Our ratio of current assets to current liabilities was 1.54 and 1.58 at December 31, 2023 and December 31, 2022, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2023, we had approximately $525.2 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheets. ATM cash increased $9.6 million from $515.6 million as of December 31, 2022 to $525.2 million as of December 31, 2023.

The Company has $1,254.2 million of unrestricted cash as of December 31, 2023 compared to $1,131.2 million as of December 31, 2022. The Company has access to $2,106.8 million in available cash, and $661.2 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

We had cash, cash equivalents and restricted cash of $2,247.0 million as of December 31, 2023, of which $1,728.6 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
Liquidity	2023	2022
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$643.1	$748.3
Investing activities	(157.6)	(453.8)
Financing activities	(143.2)	(1.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(86.1)	(388.6)
Increase/(Decrease) in cash and cash equivalents and restricted cash	$256.2	$(95.3)

Operating cash flow

Cash flows provided by operating activities were $643.1 million for the year ended December 31, 2023 compared to $748.3 million for the same period in 2022. The decrease in operating cash flows was primarily due to the decrease mainly associated with the timing of the settlement processes with content providers in the epay Segment, with correspondents in the Money Transfer Segment, and with card organizations and banks in the EFT Processing Segment offset by an increase in net income.

Investing activity cash flow

Cash flows used in investing activities were $157.6 million for the year ended December 31, 2023 compared to $453.8 million for the same period in 2022. We used $94.4 million for purchases of property and equipment for the year ended December 31, 2023 compared to $104.3 million for the same period in 2022.  We used $60.0 million for the issuance of Convertible Notes Receivable. There were no material acquisitions in 2023. In 2022, we used $343.0 million for the acquisition of Piraeus Bank Merchant Acquiring business of Piraeus Bank.

Financing activity cash flow

Cash flows used in financing activities were $143.2 million for the year ended December 31, 2023 compared to $1.2 million for the same period in 2022. The increase in cash used in financing activities was primarily the result of the $532.2 million net borrowings on debt obligations for the year ended December 31, 2023 compared to $171.4 million for the same period in 2022. We repurchased $378.4 million of common stock during the year ended December 31, 2023 compared to repurchases of $175.0 million for the same period in 2022. We received proceeds of $7.8 million and $9.1 million during the year ended December 31, 2023 and 2022, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Other sources of capital

Credit Facility - On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027. The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling.  The Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is initially 1.25% including the facility fee. As of December 31, 2023 and 2022, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $51.9 million and $54.6 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2023 and 2022, the stand-by letters of credit interest charges were each 1.25% per annum. Borrowing capacity under the Credit Facility as of December 31, 2023 was $661.2 million.

Uncommitted Line of Credit - On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at December 31, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to December 31, 2023 was 6.29%.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that mature in May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2023, we have outstanding €600 million ($662.2 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2023, we had $2.9 million of unamortized debt issuance costs related to the Senior Notes.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $0.3 million and $0.2 million outstanding under these other obligation arrangements as of December 31, 2023 and December 31, 2022.

Other uses of capital

Capital expenditures and needs— Total capital expenditures for 2023 were $94.4 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2024 are currently estimated to be approximately $90 million to $100 million.

Contractual lease obligations — We have entered into contractually binding operating and finance lease commitments to operate the business. Operating lease expenses were $50.1 million and $51.0 million for the years ended December 31, 2023 and 2022, respectively. Finance lease expenses were not material for 2023 or 2022. For additional information on operating and finance lease obligations, see Note 14, Leases, to the Consolidated Financial Statements.

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

Share repurchase plan

On December 8, 2021, we put a repurchase program in place to repurchase up to $300 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. For the year ended December 31, 2023, the Company repurchased 1,400,229 shares under the repurchase program at a weighted average purchase price of $89.31 for a total value of $125.0 million.

On September 13, 2022, we put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. For the year ended December 31, 2023, we repurchased 2,936,667 shares under the repurchase program at a weighted average purchase price of $86.27 for a total value of $253.4 million.

On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. For the year ended December 31, 2023, the Company did not repurchase shares under this plan.

Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

The Inflation Reduction Act (IRA) was signed into law in August 2022. Among other things, it imposes a 1% excise tax on net share repurchases.

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

Off-balance sheet arrangements

We have certain significant off-balance sheet items described in Note 21, Commitments, to the Consolidated Financial Statements. On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2023.

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

We have significant tax loss carryforwards, and other temporary differences, which are recorded as deferred tax assets and liabilities. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of each entity, or group of entities', ability to generate sufficient taxable income within an appropriate period, in a specific tax jurisdiction.

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 15, Income Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $260.6 million as of December 31, 2023, partially offset by a valuation allowance of $90.7 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2023. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

Additionally, we follow the provisions of ASC 740-10-25 and -30 to account for uncertainty in income tax positions. Applying the standard requires substantial management judgment and use of estimates in determining whether the impact of a tax position is "more likely than not" of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.

Business combinations

In accordance with ASC Topic 805, Business Combinations ("ASC 805"), we allocate the acquisition purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including projected cash flows and discount rates. For larger or more complex acquisitions, we generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our finite-intangible assets, as a part of our long-lived assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value. In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

As of December 31, 2023, the Consolidated Balance Sheet includes goodwill of $847.5 million and acquired intangible assets, net of accumulated amortization, of $167.6 million. For the year ended December 31, 2023, no impairment of goodwill or acquired intangible assets has been identified.

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
  the impact of the pandemics, including its variants on our results of operations and financial position;
  technological advances; and
  projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the pandemics; inflation; the war in Ukraine and the Middle East and the related economic sanctions; our ability to successfully integrate any acquired operations economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the EU's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2023, our total debt outstanding, excluding unamortized debt issuance costs, was $1,874.4 million. Of this amount, $525 million, or 28% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrues cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2023, the fair value of our fixed rate Convertible Notes was $530.3 million, compared to a carrying value of $525.0 million. Further, as of December 31, 2023, we had $536.9 million outstanding under our Credit Facility, or 29% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $12.5 million. The carrying value of the Credit Facility approximates fair value because interest as of December 31, 2023, was based on Secured Overnight Financing Rate (SOFR) that reset at various intervals of less than one year. Additionally, $662.2 million, or 35% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600 million outstanding principal amount of Senior Notes accrues cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2023, the fair value of our fixed rate Senior Notes was $621.6 million, compared to a carrying value of $662.2 million. Also, $150 million, or 8% of our total debt obligations, relates to an Uncommitted Loan Agreement, fully drawn and outstanding at December 31, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The remaining $0.3 million, or less than 0% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of December 31, 2023, we had approximately $3.9 million of finance leases with fixed payment and interest terms that expire between the years of 2024 and 2028.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the years ended December 31, 2023 and 2022, 76% and 75% of our revenues, respectively, were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2023, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $140 million to $150 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive (loss) income of approximately ($80) million to ($90) million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of December 31, 2023, we had foreign currency derivative contracts outstanding with a notional value of $393.3 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of December 31, 2023, we held foreign currency derivative contracts outstanding with a notional value of $1.1 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars, and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2023, the Company had foreign currency forward contracts outstanding with a notional value of $563.1 million, primarily in euros.

See Note 13, Derivative Instruments and Hedging Activities to our Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company earned $3.7 billion of revenue in 2023. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in approximately 200 countries through 67 worldwide offices within 3 different reportable operating segments.

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

We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Kansas City, Missouri

February 22, 2024

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,254.2	$1,131.2
ATM cash	525.2	515.6
Restricted cash	15.2	7.4
Settlement assets	1,681.5	1,442.7
Trade accounts receivable, net of credit loss allowance of $3.6 and $4.0	370.6	270.8
Prepaid expenses and other current assets	316.0	359.0
Total current assets	4,162.7	3,726.7
Operating right of use lease assets	142.6	149.7
Property and equipment, net of accumulated depreciation of $656.9 and $576.4	332.1	336.6
Goodwill	847.5	828.3
Acquired intangible assets, net of accumulated amortization of $214.1 and $199.2	167.6	188.3
Other assets, net of accumulated amortization of $76.3 and $68.0	181.9	174.0
Convertible notes receivable	60.0	—
Total assets	$5,894.4	$5,403.6
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,681.5	$1,442.7
Trade accounts payable	241.2	222.4
Accrued expenses and other current liabilities	439.0	505.7
Current portion of operating lease obligations	50.3	50.2
Short-term debt obligations and current maturities of long-term debt obligations	150.3	0.1
Income taxes payable	81.6	67.5
Deferred revenue	56.7	65.4
Total current liabilities	2,700.6	2,354.0
Debt obligations, net of current portion	1,715.4	1,609.1
Operating lease obligations, net of current portion	95.8	102.7
Deferred income taxes	47.0	28.4
Other long-term liabilities	85.9	65.0
Total liabilities	4,644.7	4,159.2
Equity:
Euronet Worldwide, Inc. stockholders' equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,376,923 and 64,091,387	1.3	1.3
Additional paid-in capital	1,311.6	1,251.8
Treasury stock, at cost, shares issued 18,598,961 and 14,269,645	(1,487.7)	(1,105.8)
Retained earnings	1,627.9	1,348.3
Accumulated other comprehensive loss	(203.2)	(251.0)
Total Euronet Worldwide, Inc. stockholders' equity	1,249.9	1,244.6
Noncontrolling interests	(0.2)	(0.2)
Total equity	1,249.7	1,244.4
Total liabilities and equity	$5,894.4	$5,403.6

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$3,688.0	$3,358.8	$2,995.5
Operating expenses:
Direct operating costs	2,222.8	2,018.2	1,900.2
Acquired contract cost impairment	—	—	38.6
Salaries and benefits	602.9	534.2	484.9
Selling, general and administrative	296.8	285.1	252.0
Depreciation and amortization	132.9	135.9	135.8
Total operating expenses	3,255.4	2,973.4	2,811.5
Operating income	432.6	385.4	184.0
Other income (expense):
Interest income	15.2	2.0	0.7
Interest expense	(55.6)	(37.5)	(38.3)
Foreign currency exchange gain (loss), net	8.0	(28.2)	(10.8)
Other gains, net	0.2	0.9	—
Other expense, net	(32.2)	(62.8)	(48.4)
Income before income taxes	400.4	322.6	135.6
Income tax expense	(120.9)	(91.9)	(65.1)
Net income	279.5	230.7	70.5
Less: Net loss attributable to noncontrolling interests	0.2	0.3	0.2
Net income attributable to Euronet Worldwide, Inc.	$279.7	$231.0	$70.7

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$5.77	$4.60	$1.34
Diluted	$5.50	$4.41	$1.32

Weighted average shares outstanding:
Basic	48,482,006	50,175,614	52,585,674
Diluted	51,599,633	53,463,308	53,529,576

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$279.5	$230.7	$70.5
Other comprehensive (loss) income
Translation adjustment	47.9	(78.3)	(78.5)
Comprehensive (loss) income	327.4	152.4	(8.0)
Comprehensive loss (income) attributable to noncontrolling interests	—	(0.2)	0.1
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$327.4	$152.2	$(7.9)

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share data)
	Number of Shares Outstanding (Common and Treasury)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2020	52,734,049	$1.3	$1,228.4	$(703.0)
Net income (loss)	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	413,835	—	9.1	(0.4)
Share-based compensation	—	—	36.6	—
Repurchase of shares	(2,000,000)	—	—	(227.8)
Balance as of December 31, 2021	51,147,884	1.3	1,274.1	(931.2)
Net income (loss)	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Adoption of ASU-2020-60 on Convertible bond	—	—	(74.1)	—
Stock issued under employee stock plans	314,358	—	7.7	0.4
Share-based compensation	—	—	44.1	—
Repurchase of shares	(1,639,535)	—	—	(175.0)
Balance as of December 31, 2022	49,822,707	1.3	1,251.8	(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Stock issued under employee stock plans	292,151	—	6.1	(3.5)
Share-based compensation	—	—	53.7	—
Repurchase of shares	(4,336,896)	—	—	(378.4)
Balance as of December 31, 2023	45,777,962	$1.3	$1,311.6	$(1,487.7)
See accompanying notes to the Consolidated Financial Statements.
65

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(in millions)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$1,013.2	$(94.2)	$0.3	$1,446.0
Net income (loss)	70.7	—	(0.2)	70.5
Other comprehensive loss	—	(78.4)	(0.1)	(78.5)
Stock issued under employee stock plans	—	—	—	8.7
Share-based compensation	—	—	—	36.6
Repurchase of shares	—	—	—	(227.8)
Balance as of December 31, 2021	1,083.9	(172.6)	(0.0)	1,255.5
Net income (loss)	231.0	—	(0.3)	230.7
Other comprehensive (loss) income	—	(78.4)	0.1	(78.3)
Adoption of ASU-2020-06 on Convertible bond	33.4	—	—	(40.7)
Stock issued under employee stock plans	—	—	—	8.1
Share-based compensation	—	—	—	44.1
Repurchase of shares	—	—	—	(175.0)
Balance as of December 31, 2022	1,348.3	(251.0)	(0.2)	1,244.4
Net income (loss)	279.7	—	(0.2)	279.5
Other comprehensive (loss) income	(0.1)	47.8	0.2	47.9
Stock issued under employee stock plans	—	—	—	2.6
Share-based compensation	—	—	—	53.7
Repurchase of shares	—	—	—	(378.4)
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
See accompanying notes to the Consolidated Financial Statements.
66

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$279.5	$230.7	$70.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.9	135.9	135.8
Share-based compensation	53.7	44.1	36.5
Unrealized foreign exchange (gain) loss, net	(8.0)	28.2	10.8
Deferred income taxes	13.7	7.9	(2.3)
Accretion of convertible debt discount and amortization of debt issuance costs	4.0	3.7	20.2
Changes in working capital, net of amounts acquired:
Income taxes payable, net	11.6	10.8	23.9
Trade accounts receivable, including amounts in settlement assets	(190.9)	(299.4)	(107.5)
Prepaid expenses and other current assets, including amounts in settlement assets	42.4	(192.6)	93.5
Trade accounts payable, including amounts in settlement obligations	53.6	178.1	(33.2)
Deferred revenue	(10.3)	(8.4)	7.5
Accrued expenses and other current liabilities, including amounts in settlement obligations	238.7	608.2	93.0
Changes in non-current assets and liabilities	22.2	1.1	57.6
Net cash provided by operating activities	643.1	748.3	406.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1.3)	(343.0)	—
Purchases of property and equipment and proceeds of sale property and equipment	(94.4)	(104.3)	(92.2)
Issuance of Convertible Notes Receivable	(60.0)	—	—
Purchases of other long-term assets	(9.1)	(7.7)	(7.8)
Other, net	7.2	1.2	1.9
Net cash used in investing activities	(157.6)	(453.8)	(98.1)
Cash flows from financing activities:
Proceeds from issuance of shares	7.8	9.1	10.8
Repurchase of shares	(378.4)	(176.0)	(229.9)
Borrowings from revolving credit agreements	7,925.8	7,904.6	5,074.0
Repayments of revolving credit agreements	(7,393.6)	(7,733.2)	(5,061.0)
Net (repayments) borrowings from short-term debt obligations	(302.8)	1.2	0.1
Debt issuance costs	—	(3.0)	—
Other, net	(2.0)	(3.9)	(6.0)
Net cash used in financing activities	(143.2)	(1.2)	(212.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(86.1)	(388.6)	(109.6)
Increase (decrease) in cash and cash equivalents and restricted cash	256.2	(95.3)	(13.4)
Cash and cash equivalents and restricted cash at beginning of period	1,990.8	2,086.1	2,099.5
Cash and cash equivalents and restricted cash at end of period	$2,247.0	$1,990.8	$2,086.1
Supplemental Cash Flow Disclosures:
Interest paid during the period	$53.2	$29.1	$18.5
Income taxes paid during the period	$94.5	$86.2	$48.7

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

Under the qualitative assessment, various events, and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Furthermore, the Company considers the results of the most recent quantitative impairment test completed for a reporting unit and compares, among other factors, the weighted average cost of capital ("WACC") between the current and prior years for each reporting unit.

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

ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") requires the deferral of incremental costs to fulfill customer contracts, known as contract assets, which are then amortized to expense as part of direct operating costs over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2023 and 2022, we had $78.4 million and $78.9 million, respectively, of deferred contract costs. For the years ended December 31, 2023, 2022 and 2021, we had $17.1 million, $22.1 million, and $33.3 million of amortization related to these costs, respectively.  On a quarterly basis we evaluate the carrying amount of contract assets recognized to determine if there are contracts that may have a carrying amount in excess of the remaining future consideration to be received from the contract. During the fourth quarter of 2021, we identified certain contract assets that had carrying balances greater than the estimated remaining cash flows in the contracts and recorded a corresponding $38.6 million non-cash impairment. The impairment charge is the result of lower-than-expected customer transaction volume related to these specific contracts, stemming primarily from COVID-19 related disruptions. This non-cash impairment charge is included in the Money Transfer Segment.

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

In accordance with ASC Topic 740, Income Taxes ("ASC 740"), the Company's policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. See Note 15, Income Taxes, to the Consolidated Financial Statements for further discussion regarding these provisions.

Presentation of taxes collected and remitted to governmental authorities

The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Consolidated Statements of Operations.

Fair value measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), regarding fair value measurements for assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. The provisions apply whenever other accounting pronouncements require or permit fair value measurements. See Note 19, Financial Instruments and Fair Value Measurements, to the Consolidated Financial Statements for the required fair value disclosures.

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

Cash flows resulting from derivative instruments are included in operating activities in the Company's Consolidated Statements of Cash Flows. The Company enters into derivative instruments with highly credit-worthy financial institutions and does not use derivative instruments for trading or speculative purposes. See Note 13, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements for further discussion of derivative instruments.

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

Revenues

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the year ended December 31, 2023 was primarily driven by $32.9 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $41.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2022.

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

	For the Year Ended December 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$817.2	$717.1	$647.7	$2,182.0
North America	72.8	172.6	728.9	974.3
Asia Pacific	160.2	137.5	112.8	410.5
Other	8.1	55.2	65.8	129.1
Eliminations	—	—	—	(7.9)
Total	$1,058.3	$1,082.4	$1,555.2	$3,688.0

	For the Year Ended December 31, 2022
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$716.3	$658.3	$581.9	$1,956.5
North America	69.3	133.3	700.1	902.7
Asia Pacific	133.9	155.0	107.5	396.4
Other	4.7	51.3	55.0	111.0
Eliminations	—	—	—	(7.8)
Total	$924.2	$997.9	$1,444.5	$3,358.8

	For the Year Ended December 31, 2021
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$420.2	$669.3	$576.6	$1,666.1
North America	63.4	139.8	667.7	870.9
Asia Pacific	107.0	158.1	105.1	370.2
Other	0.6	44.3	51.5	96.4
Eliminations	—	—	—	(8.1)
Total	$591.2	$1,011.5	$1,400.9	$2,995.5

Recent accounting guidance

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

Settlement obligations consist of accrued expenses for money transfers, content providers, and EFT customer deposits and accounts payable to agents and content providers. Money transfer accrued expenses represent amounts to be paid to beneficiaries when they request funds. Most agents typically settle with beneficiaries first then obtain reimbursement from the Company. Money order accrued expenses represent amounts not yet presented for payment. Due to the agent funding and settlement process, accrued expenses to agents represent amounts due to agents for money transfers that have not been settled with beneficiaries.

(in millions)	As of December 31, 2023	As of December 31, 2022
Settlement assets:
Settlement cash and cash equivalents	$327.4	$242.6
Settlement restricted cash	125.0	94.0
Account receivables, net of credit loss allowance of $35.7 and $33.0	1,002.1	887.6
Prepaid expenses and other current assets	227.0	218.5
Total settlement assets	$1,681.5	$1,442.7
Settlement obligations:
Trade account payables	$708.6	$655.1
Accrued expenses and other current liabilities	972.9	787.6
Total settlement obligations	$1,681.5	$1,442.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.
	As of
(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,254.2	$1,131.2	$1,260.5
Restricted cash	15.2	7.4	3.7
ATM cash	525.2	515.6	543.4
Settlement cash and cash equivalents	327.4	242.6	203.6
Settlement restricted cash	125.0	94.0	74.9
Cash and cash equivalents and restricted cash at end of period	$2,247.0	$1,990.8	$2,086.1

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2023	2022	2021
Computation of diluted earnings:
Net income attributable to Euronet Worldwide, Inc. stockholders	$279.7	$231.0	$70.7
Add: Interest expense from assumed conversion of convertible notes, net of tax	4.2	4.7	—
Net income for diluted earnings per share calculation	$283.9	$235.7	$70.7

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	48,482,006	50,175,614	52,585,674
Incremental shares from assumed exercise of stock options and vesting of restricted stock	335,809	505,876	943,902
Incremental shares from assumed conversion of convertible debt	2,781,818	2,781,818	—
Diluted weighted average shares outstanding	51,599,633	53,463,308	53,529,576

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2023, 2022 and 2021 of approximately 3,768,000, 1,975,000 and 1,668,000, respectively.

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

Share repurchases

On December 8, 2021, the Company put a repurchase program in place to repurchase up to $300.0 million in value, but not more than 5.0 million shares of common stock through December 8, 2023. For the year ended December 31, 2023, the Company repurchased 1,400,229 shares under the repurchase program at a weighted average purchase price of $89.31 for a total value of $125.0 million. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350.0 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. For the year ended December 31, 2023, the Company repurchased 2,936,667 shares under the repurchase program at a weighted average purchase price of $86.27 for a total value of $253.4 million. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350.0 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. For the year ended December 31, 2023 we have not made any repurchases under this plan. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

The Inflation Reduction Act (IRA) was signed into law in August 2022. Among other things, it imposes a 1% excise tax on net share repurchases.

Preferred Stock

The Company has the authority to issue up to 10 million shares of preferred stock, of which no shares are currently issued or outstanding.

Accumulated other comprehensive gain (loss)

As of December 31, 2023 and 2022, accumulated other comprehensive gain (loss) consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $47.9 million, a loss of $78.3 million and a loss of $78.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021.

Dividends

No dividends were paid on any class of the Company's stock during 2023, 2022, and 2021.

(6) Acquisitions

Acquisitions 2023

Other

The Company completed one acquisition in 2023 for an immaterial amount.

Acquisitions 2022

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

The results of PBMA operations are included in our consolidated results of operation, as part of our EFT Processing business segment, beginning on March 16, 2022. For the period beginning on the acquisition date through December 31, 2022, PBMA had $88.8 million in revenue. For 2023, PBMA had $130.2 million in revenue. The PBMA business is impacted by higher transaction volumes during the tourism season in the second and third quarters.

Other

The Company completed one additional acquisition in 2022 for immaterial amounts.
77

(7) Restricted Cash

The restricted cash balances as of December 31, 2023 and 2022 were as follows:

	As of December 31,
(in millions)	2023	2022
Collateral on bank credit arrangements and other	$15.2	$7.4
Restricted cash	$15.2	$7.4

Cash held in trust and/or cash held on behalf of others	$84.8	$80.6
Collateral on bank credit arrangements and other	40.2	13.4
Restricted cash included within settlement assets	$125.0	$94.0

Total Restricted Cash	$140.2	$101.4

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

(8) Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation and amortization as of December 31, 2023 and 2022 are as follows:

	As of December 31,
(in millions)	2023	2022
ATMs	$635.8	$578.1
POS terminals	43.7	41.5
Vehicles and office equipment	73.8	76.3
Computers and software	235.1	216.5
Land and buildings	0.6	0.6
	989.0	913.0
Less accumulated depreciation	(656.9)	(576.4)
Total	$332.1	$336.6

Depreciation expenses related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2023, 2022 and 2021 was $100.8 million, $101.5 million, and $104.7 million, respectively.

(9)  Goodwill and Acquired Intangible Assets, Net

The following table summarizes intangible assets as of December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$270.5	$(121.4)	$279.1	$(117.0)
Trademarks and trade names	56.4	(54.6)	43.9	(33.7)
Software	44.6	(36.3)	54.6	(48.4)
Non-compete agreements	10.2	(1.8)	9.9	(0.1)
Total	$381.7	$(214.1)	$387.5	$(199.2)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2023 and 2022:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2022	$97.8	$641.6	$739.4
Increases (decreases):
Acquisitions (see footnote 6)	124.8	224.3	349.1
Amortization	(27.0)	—	(27.0)
Other (primarily changes in foreign currency exchange rates)	(7.3)	(37.6)	(44.9)
Balance as of December 31, 2022	188.3	828.3	1,016.6
Increases (decreases):
Acquisitions (see footnote 6)	—	1.3	1.3
Amortization	(24.5)	—	(24.5)
Other (primarily changes in foreign currency exchange rates)	3.8	17.9	21.7
Balance as of December 31, 2023	$167.6	$847.5	$1,015.1

Of the total goodwill balance of $847.5 million as of December 31, 2023, $389.9 million relates to the Money Transfer Segment, $125.9 million relates to the epay Segment and the remaining $331.7 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $24.5 million, $27.0 million, and $23.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated annual amortization expense on intangible assets with finite lives as of December 31, 2023, is expected to be $18.2 million for 2024, $14.6 million for 2025, $14.3 million for 2026, $13.0 million for 2027, and$12.6 million for 2028.

(10) Convertible Notes Receivable

The Company loaned a total of $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "Notes"), which were fully executed on October 19, 2023. Under the terms of the Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below. The Company has a security interest in all of the assets of Koin Mobile, LLC and Marker Trax, LLC. The outstanding principal and accrued interest were $60.0 million and $0.2 million at December 31, 2023, respectively.

The Notes are convertible into preferred equity of Koin Mobile, LLC and Marker Trax, LLC at the option of the Company upon the occurrence of certain events including a qualified equity financing, change in control, achievement of profitability or at the option of the Company at maturity, as defined in the Notes.

(11) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2023 and 2022 were as follows:

	As of December 31,
(in millions)	2023	2022
Accrued expenses	$254.8	$311.8
Other tax payables	69.1	80.6
Derivative liabilities	39.1	42.3
Accrued payroll expenses	74.4	68.0
Current portion of finance lease obligations	1.6	3.0
Total	$439.0	$505.7

(12) Debt Obligations

Debt obligations consist of the following as of December 31, 2023 and 2022:

	As of December 31,
(in millions)	2023	2022
Credit Facility:
Revolving credit agreement	$536.9	$454.8

Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	662.2	642.1

Uncommitted credit agreement	150.0	—

Other obligations	0.3	0.2

Total debt obligations	$1,874.4	$1,622.1
Unamortized debt issuance costs	(8.7)	(12.9)
Carrying value of debt	$1,865.7	$1,609.2
Short-term debt obligations and current maturities of long-term debt obligations	(150.3)	(0.1)
Long-term debt obligations	$1,715.4	$1,609.1

As of December 31, 2023, aggregate annual maturities of long-term debt are $0 million due in 2024, $525.0 million due in 2025, $662.2 million due in 2026, and $536.9 million thereafter. This maturity schedule reflects the revolving credit facility maturing in 2027 and the Convertible Notes maturing in 2025, coinciding with the terms of the initial put option by holders of the Convertible Notes. It also reflects the maturing of the 1.375% Senior Notes of €600 million ($662.2 million) due in 2026.

Credit Facility

On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027.

The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company.  The applicable margin for borrowings under the credit facility, based on the Company's current credit rating, is initially 1.25% including the facility fee.

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt.  The Company was in compliance with all debt covenants as of December 31, 2023.

The interest rate of the Company's borrowings under the Credit Facility was 6.5% as of December 31, 2023.

As of December 31, 2023 and 2022, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $51.9 million and $54.6 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2023 and 2022, the stand-by letters of credit interest charges were each 1.25% per annum. Borrowing capacity under the Credit Facility as of December 31, 2023 was $661.2 million.

Uncommitted Credit Agreements

On June 27, 2023, the Company entered into an Uncommitted Credit Agreement for $300 million, for the sole purpose of providing vault cash for ATMs, that expired on November 30, 2023. The loan was fully repaid and there was no balance at December 31, 2023. The loan bore interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.125%. The weighted-average interest rate from the loan inception date to November 30, 2023 was 6.37%.

On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at December 31, 2023, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is either a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to December 31, 2023 was 6.29%.

On May 25, 2022, the Company entered into an Uncommitted Credit Agreement for $300.0 million, for the sole purpose of providing vault cash for ATMs, that expired on November 30, 2022. The loan was fully repaid and there was no balance at December 31, 2022. The loan bore interest at the rate per annum equal to the secured overnight financing rate (“SOFR”) plus 1.00%. The weighted-average interest rate from the loan inception date to November 30, 2022 was 3.14%.

On June 24, 2022, the Company entered into an Uncommitted Loan Agreement for $150.0 million, for the sole purpose of providing vault cash for ATMs, that expires no later than June 23, 2023. The loan was fully repaid and there was no balance at December 31, 2022. The loan was either a Prime rate loan, a Bloomberg Short-term Bank Yield rate loan or bore interest at the rate agreed to by the bank and the Company at the time such loan is made. The weighted average interest rate from the loan inception date to the day of repayment (September 28, 2022) was 2.76%.

Convertible Debt

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("Convertible Notes"). The Convertible Notes mature in March 2049 unless redeemed or converted prior to such date and are convertible into shares of Euronet Common Stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet Common Stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039, and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025.

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2023 the conversion threshold was not met. On January 1, 2022, the Company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital.  ASU 2020-06 amended the accounting for convertible instruments with ASC Topic 470 Debt (See Footnote 3 for the accounting impact of adopting ASU 220-06).

Contractual interest expenses for the Convertible Notes was $3.9 million for each of the years ended December 31, 2023, 2022 and 2021. The effective interest rate was 4.4% for the year ended December 31, 2023.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2023, the Company has outstanding €600 million ($662.2 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2023, the Company had $2.9 million of unamortized debt issuance costs related to the Senior Notes.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of December 31, 2023 and 2022, borrowings under these arrangements were $0.3 million and $0.2 million, respectively.

(13) Derivative Instruments and Hedging Activities

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company's credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2023 and 2022, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $393.3 million and $398.6 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2023 and 2022, the Company had foreign currency forward contracts outstanding with a notional value of $563.1 million and $228.4 million, respectively, primarily in euros.

Foreign currency exchange contracts - xe Operations

xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $85.3 million, $86.6 million, and $79.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of December 31, 2023 and 2022, was respectively $1.1 billion and $1.0 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$50.0	$50.3	Other current liabilities	$(39.1)	$(42.3)

Balance Sheet Presentation

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2023 and 2022 (in millions):

Offsetting of Derivative Assets

As of December 31, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$50.0	$—	$50.0	$(19.9)	$30.1

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$50.3	$—	$50.3	$(32.0)	$18.3

Offsetting of Derivative Liabilities

As of December 31, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(39.1)	$—	$(39.1)	$26.3	$(12.8)

As of December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$(42.3)	$—	$(42.3)	$32.1	$(10.2)

Income Statement Presentation

The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in millions)		2023	2022	2021
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(1.7)	$(0.3)	$1.6

(a) The Company enters into derivative contracts such as foreign currency exchange forwards and cross-currency swaps as part of its xe operations. These derivative contracts are excluded from this table as they are part of the broader disclosure of foreign currency exchange revenues for this business discussed above.

See Note 19, Financial Instruments and Fair Value Measurements, for the determination of the fair values of derivatives.

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

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. Leases of ATM sites with termination options exercisable within the next 12 months are excluded from the right of use lease assets and lease liability under the short-term lease exemption as the termination options are not reasonably certain not to be exercised. Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for 2023 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases (with initial lease terms in excess of one year) as of December 31, 2023 are:

As of December 31, 2023
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
2024	$47.0
2025	36.3
2026	26.5
2027	17.9
2028	9.4
Thereafter	12.4
Total lease payments	149.5
Less: imputed interest	(7.4)
Present value of lease liabilities	$142.1

(1) Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Operations is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease expense	Selling, general and administrative and Direct operating costs	$50.1	$51.0	$55.6
Variable lease expense	Selling, general and administrative and Direct operating costs	164.3	142.6	116.0
Total lease expense		$214.4	$193.6	$171.6

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31, 2023	As of December 31, 2022
Weighted- average remaining lease term (years)	4.3	4.6
Weighted- average discount rate	2.49%	2.27%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities (a)	$49.9	$49.7	$51.5
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$49.9	$50.0	$69.1

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

(15) Income Taxes

The sources of income before income taxes for the years ended December 31, 2023, 2022 and 2021 are presented as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Income before taxes:
United States	$7.0	$(12.5)	$(4.8)
Foreign	393.4	335.1	140.4
Total income before income taxes	$400.4	$322.6	$135.6

The Company's income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current tax expense (benefit):
U.S.	$5.1	$3.9	$2.8
Foreign	102.9	80.3	59.9
Total current	108.0	84.2	62.7
Deferred tax expense (benefit):
U.S.	12.2	(7.3)	12.3
Foreign	0.7	15.0	(9.9)
Total deferred	12.9	7.7	2.4
Total tax expense	$120.9	$91.9	$65.1

The following is a reconciliation of the federal statutory income tax rates of 21% to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollar amounts in millions)	2023	2022	2021
U.S. federal income tax expense at applicable statutory rate	$84.1	$67.7	$28.5
Tax effect of:
State income tax expense at statutory rates, net of U.S. federal income tax	3.7	3.7	1.5
Non-deductible expenses	2.9	1.7	0.5
Share-based compensation	4.0	1.9	(3.5)
Other permanent differences	0.9	(0.2)	(2.0)
Difference between U.S. federal and foreign tax rates	16.7	13.9	7.4
Provision in excess of statutory rates	8.3	3.6	2.9
Change in federal and foreign valuation allowance	2.7	(7.7)	26.7
GILTI, net of tax credits	5.9	9.8	3.9
Tax credits	(9.2)	(0.7)	(1.1)
Other	0.9	(1.8)	0.3
Total income tax expense	$120.9	$91.9	$65.1
Effective tax rate	30.19%	28.47%	48.00%

We calculate our provision for federal, state and foreign income taxes based on current tax law.

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in millions)	2023	2022
Deferred tax assets:
Tax loss carryforwards	$59.3	$64.9
Share-based compensation	15.8	12.6
Accrued expenses	20.1	23.2
Property and equipment	8.1	10.8
Goodwill and intangible amortization	11.2	9.0
Contract costs	3.5	7.0
Intercompany notes	16.7	17.4
Accrued revenue	4.0	5.1
Tax credits	58.1	64.4
Lease accounting	49.2	40.2
Foreign exchange	2.4	2.7
Capitalized research and development	6.2	—
Other	6.0	7.8
Total deferred tax assets	260.6	265.1
Valuation allowance	(90.7)	(90.4)
Total deferred tax assets, net of valuation allowance	169.9	174.7
Deferred tax liabilities:
Intangible assets related to purchase accounting	(15.0)	(12.1)
Goodwill and intangible amortization	(31.9)	(31.7)
Accrued expenses	(25.7)	(22.7)
Intercompany notes	(12.9)	(14.5)
Accrued interest	(34.4)	(26.6)
Capitalized research and development	(0.3)	(1.2)
Property and equipment	(6.8)	(14.6)
Accrued revenue	(2.8)	(2.1)
Lease accounting	(49.2)	(40.2)
Foreign exchange	(4.0)	(9.8)
Other	(5.6)	(3.5)
Total deferred tax liabilities	(188.6)	(179.0)
Net deferred tax liabilities	$(18.7)	$(4.3)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2023 are expected to be allocated to income taxes in the Consolidated Statements of Operations. As of December 31, 2023, and 2022, the Company's foreign tax loss carryforwards were $247.4 million and $260.6 million, respectively, and U.S. state tax loss carryforwards were $68.4 million and $97.7 million, respectively.

As of December 31, 2023, the Company had U.S. foreign tax credit carryforwards of $53.6 million which are largely not expected to be utilized in future periods. As of December 31, 2022, the Company had U.S. foreign tax credit carryforwards of $59.8 million which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2023.

As of December 31, 2023, the Company had foreign tax net operating loss carryforwards of $247.4 million, which will expire as follows:

(in millions)	Gross	Tax Effected
Year ending December 31,
2024	$1.7	$0.4
2025	13.1	3.3
2026	18.3	4.6
2027	3.6	0.9
2028	4.1	1.0
Thereafter	20.3	5.3
Unlimited	186.3	42.2
Total	$247.4	$57.7

In addition, the Company's state tax net operating loss carryforwards of $68.4 million will expire periodically from 2024 through 2043, U.S. foreign tax credit carryforwards of $53.6 million will expire periodically from 2027 through 2032 and U.S. federal research and expenditure credit carryforwards of $3.8 million will expire periodically from 2034 through 2042.

The Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $2,356.1 million as of December 31, 2023.

Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
(in millions)	2023	2022
Beginning balance	$42.8	$41.0
Additions based on tax positions related to the current year	7.2	6.1
Additions for tax positions of prior years	2.6	0.3
Reductions for tax positions of prior years	(0.1)	(4.0)
Statute of limitations expiration	(0.7)	(0.6)
Ending balance	$51.8	$42.8

As of December 31, 2023 and 2022, approximately $38.2 million and $30.8 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $10.0 million and $8.3 million as of December 31, 2023 and 2022, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2023:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2023
Germany	2016 through 2023
Greece	2013 through 2023
Spain	2016 through 2023
U.K.	2019 through 2023

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

(16) Valuation and Qualifying Accounts

Trade accounts receivable and accounts receivable balances included within the settlement assets are stated net of credit losses. Historically, the Company has not experienced significant write-offs. The Company records credit losses when it is probable that the accounts receivable balance will not be collected.

The following table provides a summary of the credit loss balances and activity for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Beginning balance-credit losses	$37.0	$31.8	$41.7
Additions-charged to expense	13.3	16.3	9.7
Amounts written off	(9.8)	(12.9)	(21.6)
Other (primarily changes in foreign currency exchange rates)	(1.2)	1.8	2.0
Ending balance-credit losses	$39.3	$37.0	$31.8

(17) Stock Plans

The Company has share-based compensation plans ("SCP") that allow it to grant restricted shares, or options to purchase shares, of common stock to certain current and prospective key employees, directors, and consultants of the Company. These awards generally vest over periods ranging from three to five years from the date of grant. Stock options are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2023, the Company has approximately 3.9 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $53.7 million, $44.1 million, and $36.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $4.0 million, $3.4 million, and $4.1 million during the years ended December 31, 2023, 2022 and 2021, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance at December 31, 2022 (1,466,983 shares exercisable)	4,703,405	$103.51
Granted	595,777	$91.66
Exercised	(152,209)	$90.92
Forfeited/Canceled	(27,981)	$116.58
Expired	—	$—
Balance at December 31, 2023	5,118,992	$103.66	6.6	$39.5
Exercisable at December 31, 2023	2,211,566	$103.03	4.9	$24.6
Vested and expected to vest at December 31, 2023	4,170,033	$99.90	6.4	$33.6

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $5.4 million, $5.9 million, and $7.8 million in connection with stock options exercised in the years ended December 31, 2023, 2022 and 2021, respectively. The intrinsic value of these options exercised was $6.3 million, $12.8 million, and $27.7 million in the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $45.1 million and will be recognized over the next 4 years, with an overall weighted-average period of 3.1 years. The following table provides the fair value of options granted under the SCP during 2023, 2022 and 2021, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model or Monte Carlo simulation model:

	Year ended December 31,
	2023	2022	2021
Volatility	42.5%	42.4%	39.3%
Risk-free interest rate - weighted average	4.23%	3.97%	1.2%
Risk-free interest rate - range	4.23%	3.97% to 3.45%	0.50% to 1.21%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.0 years	4.6 years	4.6 years
Weighted-average fair value (per option)	$39.43	$37.15	$39.99

During 2023, the Company granted 596,127 options, which vest evenly over a five year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days.  During 2022, the Company granted approximately 411,648 options, which vest evenly over a four year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days. During 2021, the Company granted approximately 331,000 options, which vest evenly over a four year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days.

Restricted stock

Restricted stock awards vest based on the achievement of time-based service conditions and/or performance-based conditions. For certain awards, vesting is based on the achievement of more than one condition of an award with multiple time-based and/or performance-based conditions. The Company records related expenses for these awards that have performance-based conditions over the vesting period when the achievement of the award is probable of occurrence.

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	676,435	$115.36
Granted	267,678	$92.76
Vested	(146,716)	$123.78
Forfeited	(30,695)	$145.87
Nonvested at December 31, 2023	766,702	$104.65

The fair value of shares vested in the years ended December 31, 2023, 2022 and 2021 was $14.8 million, $9.3 million, and $13.8 million, respectively. As of December 31, 2023, there was $16.6 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.94 years. As of December 31, 2023, there was $28.8 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.85 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2023, 2022 and 2021 was $92.76, 91.47 and $115.85 per share, respectively.

(18) Business Segment Information

Euronet's reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company currently operates in the following three reportable operating segments:

1) Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa, Asia Pacific and the United States. The Company provides comprehensive electronic payment solutions consisting of ATM cash withdrawal services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, dynamic currency conversion, domestic and international surcharges and other value-added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the U.S., and South America.

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

The following tables present the Company's results for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,058.3	$1,082.4	$1,555.2	$(7.9)	$3,688.0
Operating expenses:
Direct operating costs	572.1	819.1	839.5	(7.9)	2,222.8
Salaries and benefits	126.5	91.1	310.5	74.8	602.9
Selling, general and administrative	58.8	39.1	188.8	10.1	296.8
Depreciation and amortization	94.6	6.9	31.0	0.4	132.9
Total operating expenses	852.0	956.2	1,369.8	77.4	3,255.4
Operating income (expense)	$206.3	$126.2	$185.4	$(85.3)	$432.6
Other income (expense)
Interest income					15.2
Interest expense					(55.6)
Foreign currency exchange gain, net					8.0
Other gains, net					0.2
Total other expense, net					(32.2)
Income before income taxes					$400.4
Segment assets as of December 31, 2023	$2,442.0	$1,204.9	$1,921.2	$326.3	$5,894.4

	For the Year Ended December 31, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$924.2	$997.9	$1,444.5	$(7.8)	$3,358.8
Operating expenses:
Direct operating costs	475.8	753.2	796.9	(7.7)	2,018.2
Salaries and benefits	111.9	81.8	277.0	63.5	534.2
Selling, general and administrative	57.1	36.0	182.2	9.8	285.1
Depreciation and amortization	95.4	6.2	33.9	0.4	135.9
Total operating expenses	740.2	877.2	1,290.0	66.0	2,973.4
Operating income (expense)	$184.0	$120.7	$154.5	$(73.8)	$385.4
Other income (expense)
Interest income					2.0
Interest expense					(37.5)
Foreign currency exchange loss, net					(28.2)
Other gains, net					0.9
Total other expense, net					(62.8)
Income before income taxes					$322.6
Segment assets as of December 31, 2022	$2,150.7	$1,173.3	$1,795.8	$283.8	$5,403.6

	For the Year Ended December 31, 2021
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$591.2	$1,011.5	$1,400.9	$(8.1)	$2,995.5
Operating expenses:
Direct operating costs	354.2	760.9	793.2	(8.1)	1,900.2
Acquired contract cost impairment	—	—	38.6	—	38.6
Salaries and benefits	98.6	79.5	255.7	51.1	484.9
Selling, general and administrative	47.9	39.6	157.9	6.6	252.0
Depreciation and amortization	90.9	8.5	36.0	0.4	135.8
Total operating expenses	591.6	888.5	1,281.4	50.0	2,811.5
Operating income (expense)	$(0.4)	$123.0	$119.5	$(58.1)	$184.0
Other income (expense)
Interest income					0.7
Interest expense					(38.3)
Foreign currency exchange loss, net					(10.8)
Other gains, net					—
Total other expense, net					(48.4)
Income before income taxes					$135.6
Segment assets as of December 31, 2021	$1,682.7	$1,234.1	$1,621.7	$205.8	$4,744.3

Total revenues for the years ended December 31, 2023, 2022 and 2021, and property and equipment and total assets as of December 31, 2023 and 2022, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in millions)	2023	2022	2021	2023	2022	2023	2022
United States	$898.5	$830.8	$805.0	$63.0	$59.9	$1,198.5	$1,051.4
Germany	691.5	644.5	631.5	29.0	30.2	760.2	772.6
Spain	243.4	211.7	157.8	40.8	46.4	375.5	322.6
United Kingdom	152.5	144.7	143.9	8.7	10.5	441.3	403.9
Italy	185.8	160.7	130.1	14.9	16.7	229.9	207.7
Poland	114.9	98.1	93.7	28.8	23.0	280.7	220.7
India	170.3	188.5	173.1	28.5	30.5	241.4	241.6
France	198.6	173.8	166.7	8.6	8.5	165.0	140.4
Greece	205.8	161.0	61.6	19.6	18.0	653.9	597.2
Malaysia	51.9	47.6	50.0	4.3	2.2	98.5	77.6
Australia	53.5	42.4	46.9	1.9	2.9	85.6	58.4
New Zealand	51.6	61.6	56.5	4.0	3.5	190.7	234.8
Netherlands	62.8	54.6	49.4	5.0	5.3	170.9	196.7
Canada	70.1	66.4	46.9	0.7	0.7	123.7	106.4
Brazil	55.2	51.4	44.3	0.3	0.3	38.2	46.7
Other	481.6	421.0	338.1	74.0	78.0	840.4	724.9
Total foreign	2,789.5	2,528.0	2,190.5	269.1	276.7	4,695.9	4,352.2
Total	$3,688.0	$3,358.8	$2,995.5	$332.1	$336.6	$5,894.4	$5,403.6

(19) Financial Instruments and Fair Value Measurements

Concentrations of credit risk

The Company's credit risk primarily relates to trade accounts receivable and cash and cash equivalents. The EFT Processing Segment's customer base includes the most significant international card organizations and certain banks in its markets. The epay Segment's customer base is diverse and includes several major retailers and/or distributors in markets that they operate. The Money Transfer Segment trade accounts receivable is primarily due from independent agents that collect cash from customers on the Company's behalf and generally remit the cash within one week. The Company performs ongoing evaluations of its customers' financial condition and limits the amount of credit extended, or purchases credit enhancement protection, when deemed necessary, but generally requires no collateral. See Note 16, Valuation and Qualifying Accounts, to the Consolidated Financial Statements for further disclosure.

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

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.0	$—	$50.0
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(39.1)	$—	$(39.1)

		As of December 31, 2022
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.3	$—	$50.3
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(42.3)	$—	$(42.3)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations are approximate fair values due to their short maturities. The carrying amount of the convertible notes receivable approximates fair value because we issued the notes on October 18, 2023. The carrying values of the Company's revolving credit agreements approximate fair values because interest is based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2023, the fair values of the Convertible Notes and Senior Notes were $530.3 million and $621.6 million, respectively, with carrying values of $525.0 million and $662.2 million, respectively.

(20) Litigation and Contingencies

From time to time, the Company is a party to legal and regulatory proceedings arising in the ordinary course of its business. Currently, there are no legal proceedings or regulatory findings that management believes, either individually or in aggregate, would have a material adverse effect upon the Consolidated Financial Statements of the Company. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

(21) Commitments

As of December 31, 2023, the Company had $80.0 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.4 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of the obligations of subsidiaries. As of December 31, 2023, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $11.2 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $75.0 million over the terms of the agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company's Consolidated Balance Sheets. As of December 31, 2023, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $576.2 million. The Company maintains insurance policies to mitigate this exposure;

•

In connection with contracts with certain customers the Company is responsible for losses suffered by those customers and other parties as a result of the breach of its computer systems, including in particular, losses arising from fraudulent transactions made using information stolen through its processing systems. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2023 or 2022.

(22) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President, and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.2 million, $0.2 million, and $0.1 million during the years ended December 31, 2023, 2022 and 2021, respectively, for the use of this airplane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 22, 2024
102

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors” and "Compensation Tables - Shares Issuable under Stockholder Approved Plans" in the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, is incorporated herein by reference.

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

10.6	Form of Indemnification Agreement, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2008, and incorporated by reference herein)

10.7
Euronet Worldwide, Inc. 2006 Stock Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement filed on April 4, 2021, and incorporated by reference herein) (2)

10.8
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated by reference herein) (2)

10.9.1
Employment Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2018 and incorporated by reference herein) (2)

10.9.2
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated by reference herein) (2)

10.10
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

105

10.11
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

10.14
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

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

97.1	Incentive Compensation Clawback Policy

101

The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 22, 2024

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title

/s/ Michael J. Brown Michael J. Brown February 22, 2024	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 22, 2024	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 22, 2024	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 22, 2024	Director

/s/ Michael N. Frumkin Michael N. Frumkin February 22, 2024	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 22, 2024	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 22, 2024	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 22, 2024	Director

/s/ Ligia Torres Fentanes Ligia Torres Fentanes February 22, 2024	Director

