Form 10-Q
period 2024-03-31
EURONET WORLDWIDE, INC.
filed 2024-05-06
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

On May 2, 2024, Euronet Worldwide, Inc. had 45,871,136 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,236.2	$1,254.2
ATM cash	599.7	525.2
Restricted cash	15.8	15.2
Settlement assets	1,413.5	1,681.5
Trade accounts receivable, net of credit losses of $3.5 and $3.6	407.6	370.6
Prepaid expenses and other current assets	254.9	316.0
Total current assets	3,927.7	4,162.7
Operating right of use lease assets	143.9	142.6
Property and equipment, net of accumulated depreciation of $671.2 and $656.9	324.5	332.1
Goodwill	848.8	847.5
Acquired intangible assets, net of accumulated amortization of $214.8 and $214.1	208.9	167.6
Other assets, net of accumulated amortization of $77.6 and $76.3	179.3	181.9
Convertible notes receivable	60.5	60.0
Total assets	$5,693.6	$5,894.4
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,413.5	$1,681.5
Trade accounts payable	280.1	241.2
Accrued expenses and other current liabilities	402.3	439.0
Current portion of operating lease liabilities	50.3	50.3
Short-term debt obligations and current maturities of long-term debt obligations	675.2	150.3
Income taxes payable	78.1	81.6
Deferred revenue	57.5	56.7
Total current liabilities	2,957.0	2,700.6
Debt obligations, net of current portion	1,258.8	1,715.4
Operating lease obligations, net of current portion	97.7	95.8
Deferred income taxes	50.7	47.0
Other long-term liabilities	85.8	85.9
Total liabilities	4,450.0	4,644.7
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,467,354 and 64,376,923	1.3	1.3
Additional paid-in-capital	1,324.8	1,311.6
Treasury stock, at cost, shares issued 18,598,580 and 18,598,961	(1,488.2)	(1,487.7)
Retained earnings	1,654.1	1,627.9
Accumulated other comprehensive loss	(248.2)	(203.2)
Total Euronet Worldwide, Inc. stockholders’ equity	1,243.8	1,249.9
Noncontrolling interests	(0.2)	(0.2)
Total equity	1,243.6	1,249.7
Total liabilities and equity	$5,693.6	$5,894.4

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$857.0	$787.2
Operating expenses:
Direct operating costs, exclusive of depreciation	533.7	491.6
Salaries and benefits	154.7	141.9
Selling, general and administrative	71.9	75.2
Depreciation and amortization	32.7	32.9
Total operating expenses	793.0	741.6
Operating income	64.0	45.6
Other income (expense):
Interest income	5.7	2.6
Interest expense	(14.9)	(10.1)
Foreign currency exchange loss, net	(12.5)	(1.1)
Other (losses) gains, net	(0.1)	—
Other expense, net	(21.8)	(8.6)
Income before income taxes	42.2	37.0
Income tax expense	(16.0)	(17.2)
Net income	26.2	19.8
Net income attributable to noncontrolling interests	—	0.3
Net income attributable to Euronet Worldwide, Inc.	$26.2	$20.1

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.57	$0.40
Diluted	$0.55	$0.39

Weighted average shares outstanding:
Basic	45,816,943	49,811,368
Diluted	48,962,583	52,974,800

See accompanying notes to the unaudited consolidated financial statements.

2

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$26.2	$19.8
Translation adjustment	(45.0)	20.8
Comprehensive income (loss)	(18.8)	40.6
Comprehensive income attributable to noncontrolling interests	—	0.1
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$(18.8)	$40.7

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	79,859	—	0.5	0.5
Share-based compensation	—	—	14.3	—
Repurchase of shares	(276,400)	—	—	(28.3)
Balance as of March 31, 2023	49,626,166	1.3	1,266.6	(1,133.6)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance of December 31, 2023	45,777,962	1.3	1,311.6	(1,487.7)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	90,812	—	0.7	(0.5)
Share-based compensation	—	—	12.5	—
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	45,868,774	1.3	1,324.8	(1,488.2)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	20.1	—	(0.3)	19.8
Other comprehensive income	—	20.8	0.1	20.9
Stock issued under employee stock plans	—	—	—	1.0
Share-based compensation	—	—	—	14.3
Repurchase of shares	—	—	—	(28.3)
Balance as of March 31, 2023	1,368.4	(230.2)	(0.4)	1,272.1

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
Net income (loss)	26.2	—	—	26.2
Other comprehensive income	—	(45.0)	—	(45.0)
Stock issued under employee stock plans	—	—	—	0.2
Share-based compensation	—	—	—	12.5
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	1,654.1	(248.2)	(0.2)	1,243.6

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$26.2	$19.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.7	32.9
Share-based compensation	12.5	14.3
Unrealized foreign exchange loss, net	12.5	1.1
Deferred income taxes	4.3	2.0
Amortization of debt issuance costs	1.0	1.0
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(2.6)	0.9
Trade accounts receivable, including amounts in settlement assets	76.0	378.3
Prepaid expenses and other current assets, including amounts in settlement assets	101.1	(34.6)
Trade accounts payable, including amounts in settlement obligations	(92.7)	(287.3)
Deferred revenue	0.8	(2.9)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(145.1)	(113.8)
Changes in noncurrent assets and liabilities	3.3	(8.4)
Net cash provided by operating activities	30.0	3.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(69.4)	0.2
Purchases and proceeds of property and equipment	(23.8)	(18.6)
Purchases of other long-term assets	(3.3)	(1.7)
Other, net	(0.3)	2.0
Net cash used in investing activities	(96.8)	(18.1)
Cash flows from financing activities:
Proceeds from issuance of shares	1.4	1.0
Repurchase of shares	(2.1)	(29.2)
Borrowings from credit agreements	2,032.9	1,768.3
Repayments of credit agreements	(1,950.3)	(1,744.0)
Repayment of long-term debt obligations	—	(0.8)
Repayments of capital lease obligations	(0.6)	—
Other, net	—	0.3
Net cash provided by (used in) financing activities	81.3	(4.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(47.2)	(33.9)
Decrease in cash and cash equivalents and restricted cash	(32.7)	(53.1)
Cash and cash equivalents and restricted cash at beginning of period	2,247.0	1,990.9

Cash and cash equivalents and restricted cash at end of period	$2,214.3	$1,937.8

Supplemental disclosure of cash flow information:
Interest paid during the period	$9.4	$5.7
Income taxes paid during the period	$20.1	$13.1

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2023, including the notes thereto, set forth in the Company's 2023 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.
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

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding segment reporting. The standard requires that public entities expand reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The Company is required to adopt the new standard for its 2024 annual reporting and effective January 1, 2025 for its interim reporting, using a retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s disclosures.

In December 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding income tax disclosures. The standard requires that public entities disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. The Company is required to adopt the new standard for its 2025 annual reporting, using a prospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s disclosures.

(3) ACQUISITIONS

Acquisitions 2024

On February 1, 2024, Euronet acquired Infinitium Group, a leading regional solutions provider with Payments Authentication services, for a purchase consideration of $70.0 million cash and $5.0 million of the Company’s common stock to be paid over two installments on February 1, 2026 and 2027. The Company preliminary allocated $51.0 million of the purchase consideration to customer relationships, $5.6 million to acquired net assets, and the remaining $18.4 million to goodwill.

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

	As of
(in millions)	March 31, 2024	December 31, 2023
Settlement assets:
Settlement cash and cash equivalents	$250.8	$327.4
Settlement restricted cash	111.8	125.0
Accounts receivable, net of credit losses of $32.2 and $35.7	868.5	1,002.1
Prepaid expenses and other current assets	182.4	227.0
Total settlement assets	$1,413.5	$1,681.5
Settlement obligations:
Trade account payables	$560.5	$708.6
Accrued expenses and other current liabilities	853.0	972.9
Total settlement obligations	$1,413.5	$1,681.5

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,236.2	$1,254.2	$1,065.8	$1,131.2
Restricted cash	15.8	15.2	12.7	7.4
ATM cash	599.7	525.2	627.2	515.6
Settlement cash and cash equivalents	250.8	327.4	150.0	242.7
Settlement restricted cash	111.8	125.0	82.1	94.0
Cash and cash equivalents and restricted cash at end of period	$2,214.3	$2,247.0	$1,937.8	$1,990.9

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended March 31,
	2024	2023
Computation of diluted earnings:
Net income	$26.2	$20.1
Add: Interest expense from assumed conversion of convertible notes, net of tax	0.9	0.8
Net income for diluted earnings per share calculation	$27.1	$20.9

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	45,816,943	49,811,368
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	363,822	381,614
Incremental shares from assumed conversion of convertible debt	2,781,818	2,781,818
Diluted weighted average shares outstanding	48,962,583	52,974,800

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 3.3 million and 2.3 million for the three months ended March 31, 2024 and 2023.

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

Share repurchases

On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. As of March 31, 2024, approximately $96.6 million in value of additional shares were available to be repurchased under this repurchase program. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of March 31, 2024, all shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustments of ($45.0) million for the three months ended March 31, 2024 and $20.8 million for the three months ended March 31, 2023, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three months ended March 31, 2024 and 2023.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2024 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2023	$167.6	$847.5	$1,015.1
Increases (decreases):
Acquisition	51.0	18.4	69.4
Amortization	(5.5)	—	(5.5)
Foreign currency exchange rate changes	(4.2)	(17.1)	(21.3)
Balance as of March 31, 2024	$208.9	$848.8	$1,057.7

Of the total goodwill balance of $848.8 million as of March 31, 2024, $382.4 million relates to the Money Transfer Segment, $342.9 million relates to the EFT Processing Segment and the remaining $123.5 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of March 31, 2024, is expected to total $12.4 million for the remainder of 2024, $14.3 million for 2025, $14.0 million for 2026, $12.7 million for 2027, $12.3 million for 2028 and $12.3 million for 2029.

(7) CONVERTIBLE NOTES RECEIVABLE

The Company loaned a total of $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "Notes"), which were fully executed on October 19, 2023. Under the terms of the Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below. The Company has a security interest in all of the assets of Koin Mobile, LLC and Marker Trax, LLC. The outstanding principal and accrued interest were $60.0 million and $0.5 million at March 31, 2024, respectively.

The Notes are convertible into preferred equity of Koin Mobile, LLC and Marker Trax, LLC at the option of the Company upon the occurrence of certain events including a qualified equity financing, change in control, achievement of profitability or at the option of the Company at maturity, as defined in the Notes.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	March 31, 2024	December 31, 2023
Accrued expenses	$297.7	$254.8
Derivative liabilities	26.3	39.1
Other tax payables	19.1	69.1
Accrued payroll expenses	57.6	74.4
Current portion of capital lease obligations	1.6	1.6
Total	$402.3	$439.0

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The increase in the deferred revenue balance for the three months ended March 31, 2024 is the result of $71.4 million of revenues recognized, offset by $70.6 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	March 31, 2024	December 31, 2023
Credit Facility:
Revolving credit agreement	$619.5	$536.9
Notes:
0.75% Convertible Notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	646.9	662.2

Uncommitted credit agreements	150.0	150.0

Other obligations	0.2	0.3

Total debt obligations	1,941.6	1,874.4
Unamortized debt issuance costs	(7.6)	(8.7)
Carrying value of debt	1,934.0	1,865.7
Short-term debt obligations and current maturities of long-term debt obligations	(675.2)	(150.3)
Long-term debt obligations	$1,258.8	$1,715.4

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

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of March 31, 2024.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130 % of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2024, the conversion threshold was not met. Contractual interest expense for the Convertible Notes was $1.0 million for the three months ended March 31, 2024 and 2023 respectively.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2024, the Company has outstanding €600.0 million ($646.9 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at March 31, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to March 31, 2024 was 6.31%.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of March 31, 2024 and December 31, 2023, borrowings under these arrangements were $0.2 million and $0.3 million, respectively.

Debt Issuance Costs

As of March 31, 2024, the Company had unamortized debt issuance costs of $2.9 million for the Credit Facility, $2.1 million for the Convertible Notes and $2.6 million for the Senior Notes that will be amortized through October 2027, March 2025 and May 2026,  respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $400.8 million and $393.3 million as of March 31, 2024 and December 31, 2023, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $490.1 million and $563.1 million as of March 31, 2024 and December 31, 2023, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $20.9 million for the three months ended March 31, 2024, respectively, and $20.1 million for the same period in 2023, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of March 31, 2024 and December 31, 2023 was $1.1 billion and $1.1 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$27.5	$50.0	Other current liabilities	$(26.3)	$(39.1)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2024 and December 31, 2023 (in millions):

Offsetting of Derivative Assets
As of March 31, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$27.5	$—	$27.5	$(14.2)	$13.3

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$50.0	$—	$50.0	$(19.9)	$30.1

Offsetting of Derivative Liabilities
As of March 31, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(26.3)	$—	$(26.3)	$19.4	$(6.9)

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$(39.1)	$—	$(39.1)	$26.3	$(12.8)

See Note 11, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023:

		Amount of (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in millions)		2024	2023
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange (loss), net	$(1.7)	$(1.6)

(a) The Company enters into derivative contracts such as foreign currency exchange forwards and cross-currency swaps as part of its xe operations. These derivative contracts are excluded from this table as they are part of the broader disclosure of foreign currency exchange revenues for this business discussed above.

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

(12) FAIR VALUE MEASUREMENTS

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of March 31, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$27.5	$—	$27.5
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(26.3)	$—	$(26.3)

		As of December 31, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.0	$—	$50.0
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(39.1)	$—	$(39.1)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of March 31, 2024 was based on the Secured Overnight Financing Rate ("SOFR") that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2024, the fair values of the Convertible Notes and Senior Notes were $538.0 million and $609.0 million, respectively, with carrying values of $525.0 million and $646.9 million, respectively.

(13) SEGMENT INFORMATION

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

The following tables present the Company's reportable segment results for the three months ended March 31, 2024 and 2023:

	For the Three months ended March 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$217.2	$257.1	$384.6	$(1.9)	$857.0
Operating expenses:
Direct operating costs, exclusive of depreciation	131.1	195.1	209.4	(1.9)	533.7
Salaries and benefits	31.8	24.1	80.7	18.1	154.7
Selling, general and administrative	9.2	9.6	50.0	3.1	71.9
Depreciation and amortization	23.6	1.7	7.3	0.1	32.7
Total operating expenses	195.7	230.5	347.4	19.4	793.0
Operating income (loss)	$21.5	$26.6	$37.2	$(21.3)	$64.0

	For the Three months ended March 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$192.2	$237.4	$359.4	$(1.8)	$787.2
Operating expenses:
Direct operating costs, exclusive of depreciation	119.0	178.1	196.3	(1.8)	491.6
Salaries and benefits	27.5	21.4	74.3	18.7	141.9
Selling, general and administrative	16.1	8.8	47.7	2.6	75.2
Depreciation and amortization	22.7	1.6	8.5	0.1	32.9
Total operating expenses	185.3	209.9	326.8	19.6	741.6
Operating income (loss)	$6.9	$27.5	$32.6	$(21.4)	$45.6

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	March 31, 2024	December 31, 2023
EFT Processing	$2,554.3	$2,442.0
epay	1,008.0	1,204.9
Money Transfer	1,829.4	1,921.2
Corporate Services, Eliminations and Other	301.9	326.3
Total	$5,693.6	$5,894.4

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

	Revenues for the Three months ended March 31, 2024				Revenues for the Three months ended March 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$147.1	$166.6	$161.2	$474.9	$134.8	$154.9	$149.3	$439.0
North America	17.8	44.3	175.7	237.8	18.0	35.8	165.5	219.3
Asia Pacific	48.5	28.1	28.3	104.9	37.0	29.1	25.7	91.8
Other	3.8	18.1	19.4	41.3	2.4	17.6	18.9	38.9
Eliminations	—	—	—	(1.9)	—	—	—	(1.8)
Total	$217.2	$257.1	$384.6	$857.0	$192.2	$237.4	$359.4	$787.2

(14) INCOME TAXES

The Company's effective income tax rate was 37.9% and 46.5% for the three months ended March 31, 2024 and 2023 respectively. The Company's effective income tax rate for the three months ended March 31, 2024 was higher than the applicable statutory income tax rate of 21% mainly as a result of our U.S. deferred tax activity and certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. Our effective income tax rate for the three months ended March 31, 2023 was higher than the applicable statutory income tax rate of 21% as a result of our U.S. deferred tax activity on foreign exchange positions and certain of our foreign earnings being subject to higher local statutory tax rates.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current enacted legislation effective in 2024, the Company does not expect a material impact in 2024. We are monitoring developments and evaluating the impacts these new rules will have on our future income tax provision and effective income tax rate.

(15) COMMITMENTS

As of March 31, 2024, the Company had $80.0 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which  $3.9 million are collateralized  by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of March 31, 2024, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $10.7 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $73.3 million over the terms of agreements with the Company's customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of March 31, 2024, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $378.7 million. The Company maintains insurance policies to mitigate this exposure;
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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2024 or December 31, 2023.

(16) LITIGATION AND CONTINGENCIES

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

(17) LEASES

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2024 are:

As of March 31, 2024
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2024	$36.3
2025	38.3
2026	28.9
2027	19.7
2028	11.2
Thereafter	17.4
Total lease payments	$151.8
Less: imputed interest	(8.4)
Present value of lease liabilities	$143.4

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease expense	Selling, general and administrative and Direct operating costs	$12.6	$12.5
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	36.8	35.3
Total lease expense		$49.4	$47.8

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2024
Weighted- average remaining lease term (years)	4.4
Weighted- average discount rate	2.7%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (a)	$12.6	$12.7
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$19.9	$30.5

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 or other pandemics; inflation; the war in the Ukraine, and related economic sanctions; military conflicts in the Middle East; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.  Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1)  The EFT Processing Segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 49,290 active ATMs and approximately 713,000 POS terminals.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 808,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3)  The Money Transfer Segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 198 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

We have six processing centers in Europe,seven in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 25% of total consolidated revenues for the three months ended March 31, 2024 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 30% of total consolidated revenues for the three months ended March 31, 2024 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 67% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 45% of total consolidated revenues for the three months ended March 31, 2024, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.  .

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

1) The EFT Processing Segment opportunities include physical expansion into target markets, developing value-added products or services, increasing high value DCC and surcharge transactions and efficiently leveraging our portfolio of software solutions. Our opportunities are dependent on renewing and expanding our card acceptance, ATM, POS and merchant acquiring services, cash supply and other commercial agreements with customers and financial institutions. Operational challenges in the EFT Processing Segment include obtaining and maintaining the required licenses and sponsorship agreements in markets in which we operate and navigating frequently changing rules imposed by international card organizations, such as Visa® and Mastercard®, that govern ATM interchange fees, direct access fees and other restrictions. Our profitability is dependent on the laws and regulations that govern DCC transactions, specifically in the E.U., as well as the laws and regulations of each country in which we operate. These laws and regulations may impact our cross-border and cross-currency transactions. The timing and amount of revenues in the EFT Processing Segment is uncertain and unpredictable due to inherent limitations in managing our estate of ATMs. Our ATM estate is dependent on contracts that cover large numbers of ATMs, and management is complicated by legal and regulatory considerations of local countries, as well as customers' decisions whether to outsource ATMs. Inflationary pressure may impact our business as travelers have less cash available to spend on vacations.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three months ended March 31, 2024 and 2023 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (decrease) Amount	Increase Percent
EFT Processing	$217.2	$192.2	$25.0	13%
epay	257.1	237.4	19.7	8%
Money Transfer	384.6	359.4	25.2	7%
Total	858.9	789.0	69.9	9%
Corporate services, eliminations and other	(1.9)	(1.8)	(0.1)	6%
Total	$857.0	$787.2	$69.8	9%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$21.5	$6.9	$14.6	212%
epay	26.6	27.5	(0.9)	(3)%
Money Transfer	37.2	32.6	4.6	14%
Total	85.3	67.0	18.3	27%
Corporate services, eliminations and other	(21.3)	(21.4)	0.1	(0)%
Total	$64.0	$45.6	$18.4	40%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,
Currency (dollars per foreign currency)	2024	2023	Increase (Decrease) Percent
Australian dollar	$0.6521	$0.6837	(5)%
British pounds sterling	$1.2638	$1.2146	4%
Canadian dollar	$0.7400	$0.7399	0%
euro	$1.0800	$1.0725	1%
Hungarian forint	$0.0028	$0.0028	—%
Indian rupee	$0.0120	$0.0122	(2)%
Malaysian ringgit	$0.2114	$0.2281	(7)%
New Zealand dollar	$0.6056	$0.6296	(4)%
Polish zloty	$0.2509	$0.2279	10%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$217.2	$192.2	$25.0	13%
Operating expenses:
Direct operating costs	131.1	119.0	12.1	10%
Salaries and benefits	31.8	27.5	4.3	16%
Selling, general and administrative	9.2	16.1	(6.9)	(43)%
Depreciation and amortization	23.6	22.7	0.9	4%
Total operating expenses	195.7	185.3	10.4	6%
Operating income	$21.5	$6.9	$14.6	212%
Transactions processed (millions)	2,503	1,837	666	36%
Active ATMs as of March 31,	49,290	47,430	1,860	4%
Average Active ATMs	47,944	46,275	1,669	4%

Revenues

EFT Processing Segment total revenues were $217.2 million for the three months ended March 31, 2024, an increase of $25.0 million or 13% compared to the same period in 2023. The increase in revenues was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the increase in travel bringing more tourists, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased revenues by approximately $1.3 million for the three months ended March 31, 2024 compared to the same period in 2023.

Direct operating costs

EFT Processing Segment direct operating costs were $131.1 million for the three months ended March 31, 2024, an increase of $12.1 million or 10% compared to the same period in 2023. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.

The increase in direct costs was primarily due to the increase in number of ATMs, and an increase in high volume low value cash transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $1.7 million for the three months ended March 31, 2024 compared to the same period in 2023.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $86.1 million for the three months ended March 31, 2024, an increase of $12.9 million or 18% compared to $73.2 million for the same period in 2023. Gross profit as a percentage of revenues (“gross margin”) increased to 39.6% for the three months ended March 31, 2024, compared to 38.1% for the same period in 2023. The increase in gross profit was primarily due to the increase in domestic and international cash withdrawal transactions resulting from the increase in travel bringing more tourists, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Salaries and benefits

Salaries and benefits expenses were $31.8 million for the three months ended March 31, 2024, an increase of $4.3 million or 16% compared to the same period in 2023. The increase is primarily due to an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $0.3 million for the three months ended March 31, 2024 As a percentage of revenues, salary expense increased to 14.6%  for the three months ended March 31, 2024, compared to 14.3% for the same period in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $9.2 million for the three months ended March 31, 2024, a decrease of $6.9 million or 43% compared to the same period in 2023. The decrease was primarily due to a decrease in professional fees and the refund of a duty fee. As a percentage of revenues, these expenses decreased to 4.2% for the three months ended March 31, 2024, compared to 8.4% for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $23.6 million for the three months ended March 31, 2024, an increase of $0.9 million or 4% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 10.9% for the three months ended March 31, 2024, compared to 11.8% for the same period in 2023.

Operating income

EFT Processing Segment had operating income of $21.5 million for the three months ended March 31, 2024, an increase of $14.6 million or 212% compared to the same period in 2023. Operating income as a percentage of revenues (“operating margin”) increased to 9.9% for the three months ended March 31, 2024, compared to 3.6% for the same period in 2023. The increase in operating income was primarily due to a decrease in professional fees and the refund of a duty fee paid and expensed during 2023.

EPAY SEGMENT

The following table presents the results of operations for the three months ended March 31, 2024 and 2023 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$257.1	$237.4	$19.7	8%
Operating expenses:
Direct operating costs	195.1	178.1	17.0	10%
Salaries and benefits	24.1	21.4	2.7	13%
Selling, general and administrative	9.6	8.8	0.8	9%
Depreciation and amortization	1.7	1.6	0.1	6%
Total operating expenses	230.5	209.9	20.6	10%
Operating income	$26.6	$27.5	$(0.9)	(3)%
Transactions processed (millions)	953	973	(20)	(2)%
Revenues

epay Segment total revenues were $257.1 million for the three months ended March 31, 2024, an increase of $19.7 million or 8% compared to the same period in 2023. The increase in revenue for the three months ended March 31, 2024 was driven by continued expansion in mobile and digital branded payments. Fluctuations in foreign currency exchange rates increased revenue by approximately $1.2 million for the three months ended March 31, 2024, compared to the same period in 2023.

Revenue per transaction increased to $0.27 for the three months ended March 31, 2024, compared to $0.24 for the same period in 2023. The increase in revenue per transaction was primarily due to the rise in account activations, coupled with improved margins, reduced costs, and a boost in sales volume, offset by declines in promotional campaigns delivered on behalf of our retail partners that were recognized in the prior year that did not repeat in the first quarter this year.

Direct operating costs

epay Segment direct operating costs were $195.1 million for the three months ended March 31, 2024, an increase of $17.0 million or 10% compared to the same period in 2023. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Foreign currency exchange rates increased direct operating costs by $1.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase in direct operating costs was the result of increase in business activity and inflationary pressure.

Gross profit

Gross profit was $62.0 million for the three months ended March 31, 2024, an increase of $2.7 million or 5% compared to $59.3 million for the same period in 2023. Gross margin decreased to 24.1% for the three months ended March 31, 2024, compared to 25.0% for the same period in 2023. The changes in gross profit and gross margin were primarily due to the shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $24.1 million for the three months ended March 31, 2024, an increase of $2.7 million or 13% compared to the same period in 2023. The fluctuations in salaries and benefits were driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses increased to 9.4% for the three months ended March 31, 2024, compared to 9.0% for the same period in 2023. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $0.2 million for the three months ended March 31, 2024 as compared to the same period in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $9.6 million for the three months ended March 31, 2024, an increase of $0.8 million or 9% compared to the same period in 2023. As a percentage of revenues, these expenses were 3.7% for both the three months ended March 31, 2024, compared to the same period in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $1.7 million for the three months ended March 31, 2024, an increase of $0.1 million or 6% compared to the same period in 2023. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.7% for both the three months ended March 31, 2024, and for the same period in 2023.

Operating income

epay Segment operating income was $26.6 million for the three months ended March 31, 2024, a decrease of $0.9 million or 3% compared to the same period in 2023. Operating margin decreased to 10.3% for the three months ended March 31, 2024, compared to 11.6% for the same period in 2023. Operating income per transaction was $0.03 for both the three months ended March 31, 2024 and the same period in 2023. Changes in operating income and operating margin for the three months ended March 31, 2024 compared to the same period in 2023 were primarily due to the shift in the mix of transactions processed and a decline in the promotional campaign activity this quarter compared to the same period last year.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three months ended March 31, 2024 and 2023 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$384.6	$359.4	$25.2	7%
Operating expenses:
Direct operating costs	209.4	196.3	13.1	7%
Salaries and benefits	80.7	74.3	6.4	9%
Selling, general and administrative	50.0	47.7	2.3	5%
Depreciation and amortization	7.3	8.5	(1.2)	(14)%
Total operating expenses	347.4	326.8	20.6	6%
Operating income	$37.2	$32.6	$4.6	14%
Transactions processed (millions)	40.6	37.5	3.1	8%
Revenues

Money Transfer Segment total revenues were $384.6 million for the three months ended March 31, 2024, an increase of $25.2 million or 7% compared to the same period in 2023. The increase in revenues was primarily due to an increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.47 for the three months ended March 31, 2024, compared to $9.57 for the same period in 2023 due to a shift in the mix of transactions processed.

Direct operating costs

Money Transfer Segment direct operating costs were $209.4 million for the three months ended March 31, 2024, an increase of 13.1 million or 7% compared to the same period in 2023. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions.
Gross profit

Gross profit was $175.2 million for the three months ended March 31, 2024, an increase of $12.1 million or 7% compared to $163.1 million for the same period in 2023. Gross margin increased to 45.6% for the three months ended March 31, 2024, compared to 45.4% for the same period in 2023. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound transactions and direct-to-consumer digital transactions.
32

Salaries and benefits

Salaries and benefits expenses were $80.7 million for the three months ended March 31, 2024, an increase of $6.4 million or 9% compared to the same period in 2023. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses increased to 21.0% for the three months ended March 31, 2024, compared to 20.7%, for the same period in 2023. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $0.3 million for the three months ended March 31, 2024, as compared to the same period in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $50.0 million for the three months ended March 31, 2024, an increase of $2.3 million or 5% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 13.0% for the three months ended March 31, 2024, compared to 13.3% for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $7.3 million for the three months ended March 31, 2024, a decrease of $1.2 million or 14% compared to the same period in 2023. Depreciation and amortization expense primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 1.9% for the three months ended March 31, 2024, compared to 2.4% for the same period in 2023.

Operating income

Money Transfer Segment operating income was $37.2 million for the three months ended March 31, 2024, an increase of $4.6 million or 14% compared to the same period in 2023. Operating margin increased to 9.7% for the three months ended March 31, 2024, compared to 9.1% for the same period in 2023. Operating income per transaction increased to $0.92, for the three months ended March 31, 2024, compared to $0.87 for the same period in 2023. We improved our operating income and operating margin due to effective cost management.

CORPORATE SERVICES

The following table presents the operating expenses for the three months ended March 31, 2024 and 2023 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$18.1	$18.7	$(0.6)	(3)%
Selling, general and administrative	3.1	2.6	0.5	19%
Depreciation and amortization	0.1	0.1	—	—
Total operating expenses	$21.3	$21.4	$(0.1)	(0)%

Corporate operating expenses

Total Corporate operating expenses were $21.3 million for the three months ended March 31, 2024, a decrease of $0.1 million compared to the same period in 2023.

OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$5.7	$2.6	$3.1	119%
Interest expense	(14.9)	(10.1)	(4.8)	48%
Foreign currency exchange loss, net	(12.5)	(1.1)	(11.4)	1,036%
Other gains (losses)	(0.1)	—	(0.1)	N/A
Other expense, net	$(21.8)	$(8.6)	$(13.2)	153%

Interest income

Interest income was $5.7 million for the three months ended March 31, 2024, an increase of $3.1 million or 119% compared to the same period in 2023. This increase was driven by an increase in interest rates on our interest bearing bank accounts.

Interest expense
Interest expense was $14.9 million for the three months ended March 31, 2024, an increase of $4.8 million or 48% compared to the same period in 2023. This increase was driven by an increase in interest rates on our Credit Facility and uncommitted credit facility.

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

We recorded net foreign currency exchange losses of $12.5 million for the three months ended March 31, 2024, compared to net foreign currency exchange losses of $1.1 million for the same period in 2023. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

INCOME TAX EXPENSE

The Company's effective income tax rate was 37.9% for the three months ended March 31, 2024, compared to 46.5% for the same period ended March 31, 2023. The Company's effective income tax rate for the three months ended March 31, 2024 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and the Company’s U.S. deferred tax activity.

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

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $26.2 million for the three months ended March 31, 2024, an increase of $6.1 million or 30% compared to the same period in 2023. The increase in net income was primarily attributable to the $69.8 million increase in revenues, largely driven by successful business operations. The increased revenues led to a $27.7 million increase in gross profit. The increase in gross profit was partially offset by a $12.8 million increase in salaries and benefits expense and increase in foreign exchange currency loss of $11.4.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2024, we had working capital of $970.7 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,462.1 million as of December 31, 2023. The decrease in working capital was primarily due to the net effect of the classification of the convertible debt to current liabilities, positive operational results, the Infinitium acquisition completed during the quarter and working capital changes. Our ratio of current assets to current liabilities was 1.33 and 1.54 at March 31, 2024 and December 31, 2023, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of March 31, 2024, we had $599.7 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $74.5 million from $525.2 million as of December 31, 2023 to $599.7 million as of March 31, 2024 as a result of the increase in number of active ATMs as of March 31, 2024 compared to December 31, 2023. The Company has $1,236.2 million of unrestricted cash as of March 31, 2024 compared to $1,254.2 million as of December 31, 2023. Including the $599.7 million of cash in ATMs at March 31, 2024, we have access to $2,214.3 million in available cash, and $579.0 million available under the Credit Facility with no significant long-term debt principal payments until March 2025.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
Liquidity	2024	2023
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$30.0	$3.3
Investing activities	(96.8)	(18.1)
Financing activities	81.3	(4.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(47.2)	(33.9)
Decrease in cash and cash equivalents and restricted cash	$(32.7)	$(53.1)

Operating activity cash flow

Cash flows provided by operating activities were $30.0 million for the three months ended March 31, 2024 compared to cash flows provided by operating activities of $3.3 million for the same period in 2023. The net increase in operating cash flows was primarily due to an increase in net income, the effect of exchange rates on balance sheet positions in foreign currencies and other working capital fluctuations.

Investing activity cash flow

Cash flows used in investing activities were $96.8 million for the three months ended March 31, 2024 compared to $18.1 million for the same period in 2023. The increase in cash used in investing activities is primarily due to the $70.0 million of cash paid for the acquisition of Infinitium. Additionally, we used $23.8 million for purchases of property and equipment for the three months ended March 31, 2024 compared to $18.6 million for the same period in 2023.

Financing activity cash flow

Cash flows used by financing activities were $81.3 million for the three months ended March 31, 2024 compared to cash flows provided by financing activities of $4.4 million for the same period in 2023. Our borrowing activities on the Credit Facility for the three months ended March 31, 2024 consisted of net borrowings of $82.6 million compared to net borrowings of $24.3 million for the same period in 2023. The increase in net borrowings on the Credit Facility, during the three months ended March 31, 2024, is primarily the result of cash placed in ATMs reactivated in anticipation of the travel season and cash used to complete the acquisition of Infinitium. We received proceeds of $1.4 million and $1.0 million during the three months ended March 31, 2024 and 2023, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Effect of exchange rates on cash, cash equivalents and restricted cash
Fluctuations in foreign currency exchange rates for the three months ended March 31, 2024 and 2023 had a negative impact of $47.2 million and $33.9 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the three months ended March 31, 2024 and 2023 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the euro.

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

As of March 31, 2024, we had $619.5 million of borrowings and $51.5 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $579.0 million under the Credit Facility was available for borrowing.

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
Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of March 31, 2024, we have outstanding €600.0 million ($646.9 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Credit Agreements - On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at March 31, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than June 21, 2024. The loan is a Prime rate loan, Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bears interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from the loan inception date to March 31, 2024 was 6.31%.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There was $0.2 million outstanding under these other obligation arrangements as of March 31, 2024.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the three months ended March 31, 2024 were $23.8 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2024 are currently estimated to range from approximately 90 million to $100 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2024, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2024. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of March 31, 2024, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2024, our total debt outstanding, excluding unamortized debt issuance costs, was $1,941.6 million. Of this amount, $525.0 million, net of debt discounts, or 27% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2024, the fair value of our fixed rate Convertible Notes was $538.0 million, compared to a carrying value of $525.0 million. Further, as of March 31, 2024 we had $619.5 million of borrowings under our Credit Facility, or 32% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $12.5 million. The carrying values of the Credit Facility approximates fair value because interest as of March 31, 2024, was based on SOFR that resets at various intervals of less than one year. Additionally, $646.9 million, or 33%of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $646.9 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of March 31, 2024, the fair value of our fixed rate Senior Notes was $609.0 million, compared to a carrying value of $646.9 million. An additional $150.0 million, or 8% of our total debt, is related to a short-term uncommitted credit agreement. The credit agreement is due within one year and accrues interest at variable rates. The remaining $0.2 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of March 31, 2024, we had approximately $4.1 million of finance leases with fixed payment and interest terms that expire between the years of 2024 and 2028.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the three months ended March 31, 2024, approximately 74% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2024, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $120 million to $130 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $90 million to $100 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of March 31, 2024, we had foreign currency derivative contracts outstanding with a notional value of $400.8 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of March 31, 2024, we held foreign currency derivative contracts outstanding with a notional value of $1.1 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2024, the Company had foreign currency forward contracts outstanding with a notional value of $563.1 million, primarily in euros.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months period ended  March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business.

The discussion regarding contingencies in Part I, Item 1 — Financial Statements (unaudited), Note 16, Litigation and Contingencies, to the unaudited consolidated financial statements in this report is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended 31 December 2023, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
January 1 - March 31, 2024	-	$-	-	$446.6
February 1 - February 29, 2024	-	-	-	446.6
March 1 - March 31, 2024	-	-	-	$446.6
Total	-	$-	-
(1) On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. As of March 31, 2024, approximately 96.6 million in value of additional shares were available to be repurchased under this repurchase program. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of March 31, 2024, all shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 (unaudited) and December 31, 2023, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2024 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2024 and 2023, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

May 3, 2024

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

