Form 10-Q
period 2024-06-30
EURONET WORLDWIDE, INC.
filed 2024-08-02
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

On August 1, 2024, Euronet Worldwide, Inc. had 44,914,254 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,271.8	$1,254.2
ATM cash	795.6	525.2
Restricted cash	23.8	15.2
Settlement assets	1,478.3	1,681.5
Trade accounts receivable, net of credit losses of $3.7 and $3.6	428.1	370.6
Prepaid expenses and other current assets	268.9	316.0
Total current assets	4,266.5	4,162.7
Operating right of use lease assets	144.3	142.6
Property and equipment, net of accumulated depreciation of $616.6 and $656.9	331.1	332.1
Goodwill	877.5	847.5
Acquired intangible assets, net of accumulated amortization of $221.4 and $214.1	200.7	167.6
Other assets, net of accumulated amortization of $79.3 and $76.3	179.9	181.9
Convertible notes receivable	60.8	60.0
Total assets	$6,060.8	$5,894.4
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,478.3	$1,681.5
Trade accounts payable	268.4	241.2
Accrued expenses and other current liabilities	403.0	439.0
Current portion of operating lease liabilities	50.9	50.3
Short-term debt obligations and current maturities of long-term debt obligations	1,233.8	150.3
Income taxes payable	80.9	81.6
Deferred revenue	56.3	56.7
Total current liabilities	3,571.6	2,700.6
Debt obligations, net of current portion	1,032.7	1,715.4
Operating lease obligations, net of current portion	97.2	95.8
Deferred income taxes	62.9	47.0
Other long-term liabilities	82.8	85.9
Total liabilities	4,847.2	4,644.7
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,508,362 and 64,376,923	1.3	1.3
Additional paid-in-capital	1,336.9	1,311.6
Treasury stock, at cost, shares issued 19,601,012 and 18,598,961	(1,603.5)	(1,487.7)
Retained earnings	1,737.3	1,627.9
Accumulated other comprehensive loss	(258.3)	(203.2)
Total Euronet Worldwide, Inc. stockholders’ equity	1,213.7	1,249.9
Noncontrolling interests	(0.1)	(0.2)
Total equity	1,213.6	1,249.7
Total liabilities and equity	$6,060.8	$5,894.4

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$986.2	$939.1	$1,843.2	$1,726.3
Operating expenses:
Direct operating costs, exclusive of depreciation	580.8	558.1	1,114.5	1,049.7
Salaries and benefits	158.0	149.4	312.7	291.3
Selling, general and administrative	79.4	75.3	151.3	150.5
Depreciation and amortization	33.7	33.7	66.4	66.6
Total operating expenses	851.9	816.5	1,644.9	1,558.1
Operating income	134.3	122.6	198.3	168.2
Other income (expense):
Interest income	5.9	3.5	11.6	6.1
Interest expense	(20.1)	(14.0)	(35.0)	(24.1)
Foreign currency exchange gain (loss), net	1.5	6.3	(11.0)	5.2
Other (losses) gains, net	0.8	(0.1)	0.7	(0.1)
Other expense, net	(11.9)	(4.3)	(33.7)	(12.9)
Income before income taxes	122.4	118.3	164.6	155.3
Income tax expense	(39.2)	(32.3)	(55.2)	(49.5)
Net income	83.2	86.0	109.4	105.8
Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	(0.1)	0.4
Net income attributable to Euronet Worldwide, Inc.	$83.1	$86.1	$109.3	$106.2

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$1.83	$1.73	$2.40	$2.14
Diluted	$1.73	$1.65	$2.28	$2.05

Weighted average shares outstanding:
Basic	45,429,998	49,637,589	45,623,470	49,724,478
Diluted	48,700,270	52,871,415	48,828,642	52,918,519

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$83.2	$86.0	$109.4	$105.8
Translation adjustment	(10.0)	10.0	(55.0)	30.8
Comprehensive income	73.2	96.0	54.4	136.6
Comprehensive (income) loss attributable to noncontrolling interests	0.1	(0.1)	0.1	(0.3)
Comprehensive income attributable to Euronet Worldwide, Inc.	$73.3	$95.9	$54.5	$136.3

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	79,859	—	0.5	0.5
Share-based compensation	—	—	14.3	—
Repurchase of shares	(276,400)	—	—	(28.3)
Balance as of March 31, 2023	49,626,166	1.3	1,266.6	(1,133.6)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	30,188	—	1.3	—
Share-based compensation	—	—	12.4	—
Repurchase of shares	(810)	—	—	(0.1)
Balance as of June 30, 2023	49,655,544	$1.3	$1,280.3	$(1,133.7)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance of December 31, 2023	45,777,962	$1.3	$1,311.6	$(1,487.7)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	90,812	—	0.7	(0.5)
Share-based compensation	—	—	12.5	—
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	45,868,774	1.3	1,324.8	(1,488.2)
Net income (loss)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	38,576	—	1.9	(1.4)
Share-based compensation	—	—	10.2	—
Repurchase of shares	(1,000,000)	—	—	(113.9)
Balance as of June 30, 2024	44,907,350	$1.3	$1,336.9	$(1,603.5)

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	20.1	—	(0.3)	19.8
Other comprehensive income	—	20.8	0.1	20.9
Stock issued under employee stock plans	—	—	—	1.0
Share-based compensation	—	—	—	14.3
Repurchase of shares	—	—	—	(28.3)
Balance as of March 31, 2023	1,368.4	(230.2)	(0.4)	1,272.1
Net income (loss)	86.1	—	(0.1)	86.0
Other comprehensive income	—	10.0	—	10.0
Stock issued under employee stock plans	—	—	—	1.3
Share-based compensation	—	—	—	12.4
Repurchase of shares	—	—	—	(0.1)
Balance as of June 30, 2023	$1,454.5	$(220.2)	$(0.5)	$1,381.7

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
Net income	26.2	—	—	26.2
Other comprehensive loss	—	(45.0)	—	(45.0)
Stock issued under employee stock plans	—	—	—	0.2
Share-based compensation	—	—	—	12.5
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	1,654.1	(248.2)	(0.2)	1,243.6
Net income	83.1	—	0.1	83.2
Other comprehensive income (loss)	0.1	(10.1)	—	(10.0)
Stock issued under employee stock plans	—	—	.	0.5
Share-based compensation	—	—	—	10.2
Repurchase of shares	—	—	—	(113.9)
Balance as of June 30, 2024	$1,737.3	$(258.3)	$(0.1)	$1,213.6

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Net income	$109.4	$105.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.4	66.6
Share-based compensation	22.7	26.8
Unrealized foreign exchange loss, net	11.0	(5.2)
Deferred income taxes	6.9	(2.3)
Amortization of debt issuance costs	2.0	2.0
Changes in working capital, net of amounts acquired:
Income taxes payable, net	0.5	13.6
Trade accounts receivable, including amounts in settlement assets	56.7	367.3
Prepaid expenses and other current assets, including amounts in settlement assets	112.8	17.2
Trade accounts payable, including amounts in settlement obligations	(121.9)	(298.5)
Deferred revenue	(0.1)	(6.4)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(55.3)	(58.4)
Changes in noncurrent assets and liabilities	1.1	(8.3)
Net cash provided by operating activities	212.2	220.2
Cash flows from investing activities:
Acquisitions, net of cash acquired	(90.8)	0.2
Purchases and proceeds of property and equipment	(57.2)	(41.9)
Purchases of other long-term assets	(6.6)	(3.9)
Other, net	(0.6)	0.1
Net cash used in investing activities	(155.2)	(45.5)
Cash flows from financing activities:
Proceeds from issuance of shares	3.3	2.4
Repurchase of shares and other share movements	(116.3)	(29.3)
Borrowings from credit agreements	3,990.8	3,403.1
Repayments of credit agreements	(4,131.1)	(3,720.3)
Net borrowings of short-term debt obligations	558.7	450.0
Repayments of capital lease obligations	(1.0)	(1.6)
Other, net	—	0.1
Net cash used in financing activities	304.4	104.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(53.2)	(77.4)
Decrease in cash and cash equivalents and restricted cash	308.2	201.7
Cash and cash equivalents and restricted cash at beginning of period	2,247.0	1,990.9

Cash and cash equivalents and restricted cash at end of period	$2,555.2	$2,192.6

Supplemental disclosure of cash flow information:
Interest paid during the period	$29.5	$29.7
Income taxes paid during the period	$52.1	$36.0

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
Seasonality

The Company's EFT Processing Segment normally experiences its heaviest demand for dynamic currency conversion ("DCC") services during the third quarter of the fiscal year, normally coinciding with the tourism season. The epay Segment is normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Also, epay sells large loyalty rewards campaigns to retailers, which could be deployed in any given quarter and will impact the activity in that quarter accordingly. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, the Company usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.
7

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

In December 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding income tax disclosures. The standard requires that public entities disclose more consistent and detailed categories in their statutory-to-effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. The Company is required to adopt the new standard for its 2025 annual reporting, using a prospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s disclosures.

(3) ACQUISITIONS

Acquisitions 2024

On February 1, 2024, Euronet acquired Infinitium Group, a leading regional solutions provider with Payments Authentication services, for a purchase consideration of $70.0 million cash and $5.0 million of the Company’s common stock to be paid over two installments on February 1, 2026 and 2027. The Company preliminarily allocated $51.0 million of the purchase consideration to customer relationships, $5.6 million to acquired net assets, and the remaining $18.4 million to goodwill. During the second quarter 2024 we subsequently allocated $10.2 to goodwill due to a deferred tax liability position. For the quarter ended June 30, 2024, the Company made measurement period adjustment to reflect facts and circumstances in existence as of the effective time of the acquisition. This adjustment primarily included an adjustment to deferred tax liabilities and goodwill of $10.2 million.

In the second quarter of 2024, Euronet acquired a business for an immaterial amount.

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

	As of
(in millions)	June 30, 2024	December 31, 2023
Settlement assets:
Settlement cash and cash equivalents	$342.7	$327.4
Settlement restricted cash	121.3	125.0
Accounts receivable, net of credit losses of $30.4 and $35.7	860.5	1,002.1
Prepaid expenses and other current assets	153.8	227.0
Total settlement assets	$1,478.3	$1,681.5
Settlement obligations:
Trade account payables	$537.7	$708.6
Accrued expenses and other current liabilities	940.6	972.9
Total settlement obligations	$1,478.3	$1,681.5

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,271.8	$1,254.2	$1,137.5	$1,131.2
Restricted cash	23.8	15.2	14.4	7.4
ATM cash	795.6	525.2	776.3	515.6
Settlement cash and cash equivalents	342.7	327.4	187.0	242.7
Settlement restricted cash	121.3	125.0	77.4	94.0
Cash and cash equivalents and restricted cash at end of period	$2,555.2	$2,247.0	$2,192.6	$1,990.9

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Computation of diluted earnings:
Net income	$83.1	$86.1	$109.3	$106.2
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.0	1.1	2.0	2.0
Net income for diluted earnings per share calculation	$84.1	$87.2	$111.3	$108.2

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	45,429,998	49,637,589	45,623,470	49,724,478
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	488,454	452,008	423,354	412,223
Incremental shares from assumed conversion of convertible debt	2,781,818	2,781,818	2,781,818	2,781,818
Diluted weighted average shares outstanding	48,700,270	52,871,415	48,828,642	52,918,519

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 3.1 million and 3.2 million for the three and six months ended June 30, 2024 and 2.6 million and 2.6 million for the three and six months ended June 30, 2023, respectively.

The Company issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of Euronet's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of convertible notes is required to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, the Convertible Notes were included in the calculation of diluted earnings per share if their inclusion was dilutive. The dilutive effect increases the more the market price for the Company's common stock exceeds the conversion price of $188.73 per share. See Note 10, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

Share repurchases

On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. As of June 30, 2024, no shares were available to be repurchased under this repurchase program. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of June 30, 2024, 6.9 million shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustments of ($10.0) million and ($55.0) million for the three and six months ended June 30, 2024 and $10.0 million and $30.8 million for the three and six months ended June 30, 2023, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three and six months ended June 30, 2024 and 2023.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the six months ended June 30, 2024 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2023	$167.6	$847.5	$1,015.1
Increases (decreases):
Acquisition	51.0	49.4	100.4
Amortization	(12.0)	—	(12.0)
Foreign currency exchange rate changes	(5.9)	(19.4)	(25.3)
Balance as of June 30, 2024	$200.7	$877.5	$1,078.2

Of the total goodwill balance of $877.5 million as of June 30, 2024, $382.1 million relates to the Money Transfer Segment, $372.4 million relates to the EFT Processing Segment and the remaining $123.0 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of June 30, 2024, is expected to total $9.6 million for the remainder of 2024, $17.9 million for 2025, $17.6 million for 2026, $16.3 million for 2027, $15.9 million for 2028 and $15.9 million for 2029.

(7) CONVERTIBLE NOTES RECEIVABLE

The Company loaned a total of $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "Notes"), which were fully executed on October 19, 2023. Under the terms of the Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below. The Company has a security interest in all of the assets of Koin Mobile, LLC and Marker Trax, LLC. The outstanding principal and accrued interest were $60.0 million and $0.8 million at June 30, 2024, respectively.

The Notes are convertible into preferred equity of Koin Mobile, LLC and Marker Trax, LLC at the option of the Company upon the occurrence of certain events including a qualified equity financing, change in control, achievement of profitability or at the option of the Company at maturity, as defined in the Notes.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	June 30, 2024	December 31, 2023
Accrued expenses	$297.9	$254.8
Derivative liabilities	28.4	39.1
Other tax payables	19.6	69.1
Accrued payroll expenses	55.5	74.4
Current portion of capital lease obligations	1.6	1.6
Total	$403.0	$439.0

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the six months ended June 30, 2024 is the result of $24.1 million of revenues recognized, offset by $23.7 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	June 30, 2024	December 31, 2023
Credit Facility:
Revolving credit agreement	$396.6	$536.9
Notes:
0.75% Convertible Notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	642.6	662.2

Uncommitted credit agreements	700.0	150.0

Other obligations	8.9	0.3

Total debt obligations	2,273.1	1,874.4
Unamortized debt issuance costs	(6.6)	(8.7)
Carrying value of debt	2,266.5	1,865.7
Short-term debt obligations and current maturities of long-term debt obligations	(1,233.8)	(150.3)
Long-term debt obligations	$1,032.7	$1,715.4

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

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of June 30, 2024.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130 % of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2024, the conversion threshold was not met. Contractual interest expense for the Convertible Notes was $1.0 million and $2.0 million for the three and six months ended June 30, 2024 , respectively. Contractual interest expense for the Convertible Notes was $1.1 million and $2.0 million for the three and six months ended June 30, 2023, respectively.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of June 30, 2024, the Company has outstanding €600.0 million ($642.6 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, which expired on June 21, 2024.  This loan was a Prime rate loan, a Bloomberg Short-term Bank Yield (“BSBY”) rate loan plus 0.95% or bore interest at the rate agreed to by the Bank and the Company at the time a loan was made.  The weighted average interest rate from the loan inception date to June 21, 2024, was 6.32%.

On June 21, 2024, the Company rolled the $150 Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit on or before September 30, 2024, and a credit limit of $250 million on or after October 1, 2024.  The loan was fully drawn and outstanding at June 30, 2024, for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025.  The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made.  The weighted-average interest rate from loan inception date to June 30, 2024, was 6.37%.

On June 27, 2024, the Company entered into an Uncommitted Loan Agreement for $300 million, fully drawn and outstanding at June 30, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2024. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.125% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to June 30, 2024 was 6.37%.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of June 30, 2024 and December 31, 2023, borrowings under these arrangements were $8.9 million and $0.3 million, respectively.

Debt Issuance Costs

As of June 30, 2024, the Company had unamortized debt issuance costs of $2.7 million for the Credit Facility, $1.6 million for the Convertible Notes and $2.3 million for the Senior Notes that will be amortized through October 2027, March 2025 and May 2026, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $509.7 million and $393.3 million as of June 30, 2024 and December 31, 2023, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $216.1 million and $563.1 million as of June 30, 2024 and December 31, 2023, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $22.4 million and $43.3 million for the three and six months ended June 30, 2024, respectively, and $21.5 million and $41.6 million for the three and six months ended June 30, 2023, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of June 30, 2024 and December 31, 2023 was $1.5 billion and $1.1 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$32.4	$50.0	Other current liabilities	$(28.4)	$(39.1)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2024 and December 31, 2023 (in millions):

Offsetting of Derivative Assets
As of June 30, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$32.4	$—	$32.4	$(14.6)	$17.8

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$50.0	$—	$50.0	$(19.9)	$30.1

Offsetting of Derivative Liabilities
As of June 30, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(28.4)	$—	$(28.4)	$18.4	$(10.0)

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$(39.1)	$—	$(39.1)	$26.3	$(12.8)

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of losses on derivatives in the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023:

		Loss Recognized in Income on Derivative Contracts (a)
	Location of Loss Recognized in Income on Derivative Contracts	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2024	2023	2024	2023
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange loss, net	$(1.0)	$(0.5)	$(2.7)	$(2.1)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:
		As of June 30, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$32.4	$—	$32.4
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(28.4)	$—	$(28.4)

		As of December 31, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.0	$—	$50.0
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(39.1)	$—	$(39.1)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of June 30, 2024 was based on the Secured Overnight Financing Rate ("SOFR") that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of June 30, 2024, the fair values of the Convertible Notes and Senior Notes were $510.7 million and $612.0 million, respectively, with carrying values of $525.0 million and $642.6 million, respectively.

(13) SEGMENT INFORMATION

Our reportable operating segments have been determined in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company currently operates in the following three reportable operating segments:

1) Through the EFT Processing Segment, the Company processes transactions for a network of ATMs and POS terminals across Europe, the Middle East, Africa, Asia Pacific and North America. Euronet provides comprehensive electronic payment solutions consisting of ATM cash withdrawal and deposit services, ATM network participation, outsourced ATM and POS management solutions, credit, debit and prepaid card outsourcing, dynamic currency conversion, domestic and international surcharges and other value added services. Through this segment, the Company also offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems.

2) Through the epay Segment, the Company provides distribution, processing and collection services for electronic payment products, and prepaid mobile airtime through a network of POS terminals in Europe, the Middle East, Asia Pacific, South America and North America.  The epay Segment also provides vouchers and physical gift fulfillment services in Europe.

3) Through the Money Transfer Segment, the Company provides global consumer-to-consumer money transfer services, primarily under the brand names Ria, IME, AFEX, and xe, and global account-to-account money transfer services under the brand name xe. The Company offers services under the brand names Ria and IME through a network of sending agents, Company-owned stores, Company-owned websites, and mobile applications, disbursing money transfers through a worldwide correspondent network. xe is a provider of foreign currency exchange information and offers money transfer services on its currency data websites. The Company also offers customers bill payment services (primarily in the U.S.), payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and prepaid mobile top-up. Furthermore, xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in the administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company's reportable segment results for the three months and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$305.4	$260.9	$421.8	$(1.9)	$986.2
Operating expenses:
Direct operating costs, exclusive of depreciation	152.5	198.5	231.7	(1.9)	580.8
Salaries and benefits	34.4	25.1	82.7	15.8	158.0
Selling, general and administrative	13.5	9.3	53.4	3.2	79.4
Depreciation and amortization	25.1	1.8	6.7	0.1	33.7
Total operating expenses	225.5	234.7	374.5	17.2	851.9
Operating income (loss)	$79.9	$26.2	$47.3	$(19.1)	$134.3

	For the Three Months Ended June 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$282.4	$263.8	$394.8	$(1.9)	$939.1
Operating expenses:
Direct operating costs, exclusive of depreciation	142.1	204.2	213.7	(1.9)	558.1
Salaries and benefits	30.8	22.0	78.5	18.1	149.4
Selling, general and administrative	16.6	9.1	47.3	2.3	75.3
Depreciation and amortization	23.8	1.7	8.1	0.1	33.7
Total operating expenses	213.3	237.0	347.6	18.6	816.5
Operating income (loss)	$69.1	$26.8	$47.2	$(20.5)	$122.6

	For the Six Months Ended June 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$522.6	$518.0	$806.4	$(3.8)	$1,843.2
Operating expenses:
Direct operating costs, exclusive of depreciation	283.6	393.6	441.1	(3.8)	1,114.5
Salaries and benefits	66.2	49.2	163.4	33.9	312.7
Selling, general and administrative	22.7	18.9	103.4	6.3	151.3
Depreciation and amortization	48.7	3.5	14.0	0.2	66.4
Total operating expenses	421.2	465.2	721.9	36.6	1,644.9
Operating income (loss)	$101.4	$52.8	$84.5	$(40.4)	$198.3

	For the Six Months Ended June 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$474.6	$501.2	$754.2	$(3.7)	$1,726.3
Operating expenses:
Direct operating costs, exclusive of depreciation	261.1	382.3	410.0	(3.7)	1,049.7
Salaries and benefits	58.3	43.4	152.8	36.8	291.3
Selling, general and administrative	32.7	17.9	95.0	4.9	150.5
Depreciation and amortization	46.5	3.3	16.6	0.2	66.6
Total operating expenses	398.6	446.9	674.4	38.2	1,558.1
Operating income (loss)	$76.0	$54.3	$79.8	$(41.9)	$168.2

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	June 30, 2024	December 31, 2023
EFT Processing	$2,951.2	$2,442.0
epay	925.0	1,204.9
Money Transfer	1,847.7	1,921.1
Corporate Services, Eliminations and Other	336.9	326.4
Total	$6,060.8	$5,894.4

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

	Revenues for the Three Months Ended June 30, 2024				Revenues for the Six Months Ended June 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$230.2	$161.5	$173.4	$565.1	$377.3	$328.1	$334.5	$1,039.9
North America	18.3	48.6	199.1	266.0	36.1	92.9	376.1	505.1
Asia Pacific	53.0	37.9	32.5	123.4	102.2	70.6	62.6	235.4
Other	3.9	12.9	16.8	33.6	7.0	26.4	33.2	66.6
Eliminations	—	—	—	(1.9)	—	—	—	(3.8)
Total	$305.4	$260.9	$421.8	$986.2	$522.6	$518.0	$806.4	$1,843.2

	Revenues for the Three Months Ended June 30, 2023				Revenues for the Six Months Ended June 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$223.7	$172.4	$166.1	$562.2	$358.6	$327.3	$315.3	$1,001.2
North America	17.3	44.6	186.9	248.8	35.3	80.4	349.6	465.3
Asia Pacific	40.3	38.1	28.8	107.2	76.0	57.8	50.9	184.7
Other	1.1	8.7	13.0	22.8	4.7	35.7	38.4	78.8
Eliminations	—	—	—	(1.9)	—	—	—	(3.7)
Total	$282.4	$263.8	$394.8	$939.1	$474.6	$501.2	$754.2	$1,726.3

(14) INCOME TAXES

The Company's effective income tax rate was 32.0% and 33.5% for the three and six months ended June 30, 2024 respectively, compared to 27.3% and 31.9% for the three and six months ended June 30, 2023, respectively.

The Company's effective income tax rate for the three and six months ended June 30, 2024 was higher than the applicable statutory income tax rate of 21% mainly as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. Our effective income tax rate for the three and six months ended June 30, 2023 was higher than the applicable statutory income tax rate of 21% as a result of our U.S. deferred tax activity and certain foreign earnings being subject to higher local statutory tax rates.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current enacted legislation effective in 2024, the Company does not expect a material financial impact in 2024. We are monitoring developments and evaluating the impacts these new rules will have on our future income tax provision and effective income tax rate.

(15) COMMITMENTS

As of June 30, 2024, the Company had $78.8 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which $3.9 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of June 30, 2024, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $10.7 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $59.3 million over the terms of agreements with the Company's customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of June 30, 2024, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $383.2 million. The Company maintains insurance policies to mitigate this exposure;
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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of June 30, 2024 or December 31, 2023.

(16) LITIGATION AND CONTINGENCIES

From time to time, the Company is a party to legal or regulatory proceedings arising in the ordinary course of the Company's business. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Currently, there are no legal proceedings or regulatory findings which are both probable that a liability has been incurred and can be reasonably estimated that management believes, either individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition or results of operations. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

During July 2024, the Company received an adverse judicial decision related to withholding taxes on certain agency relationships in Italy within the Money Transfer Segment, which the Company plans to appeal. The Company completed an assessment and concluded that it is reasonably possible that a liability has been incurred, but not probable. The principal amount of the agent-based withholding tax could be approximately $16.5 million for all open periods.

(17) LEASES

The Company enters into operating leases for ATM sites, office spaces, retail stores and equipment. The Company's finance leases are immaterial. Right of use assets (ROU) and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2024 are:

As of June 30, 2024
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2024	$25.4
2025	41.6
2026	31.7
2027	21.5
2028	12.3
Thereafter	19.8
Total lease payments	$152.3
Less: imputed interest	(9.0)
Present value of lease liabilities	$143.3

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease expense	Selling, general and administrative and Direct operating costs	$12.9	$12.5	$25.5	$25.0
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	43.2	42.5	80.0	77.8
Total lease expense		$56.1	$55.0	$105.5	$102.8

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of June 30, 2024
Weighted- average remaining lease term (years)	4.3
Weighted- average discount rate	2.9%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities (a)	$25.5	$25.1
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$39.2	$48.0

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the COVID-19 or other pandemics; inflation; the war in the Ukraine, and related economic sanctions; military conflicts in the Middle East; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the European Union's General Data Protection Regulation, and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including Dynamic Currency Conversion (DCC) transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.  Our Annual Report on Form 10-K is available on the SEC's EDGAR website at www.sec.gov, and copies may also be obtained by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1)  The EFT Processing Segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 54,005 active ATMs and approximately 833,000 POS terminals.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 794,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

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

We have six processing centers in Europe, seven in Asia Pacific and two in North America. We have 36 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and one in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 31% and 28% of total consolidated revenues for the three and six months ended June 30, 2024 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 26% and 28% of total consolidated revenues for the three and six months ended June 30, 2024 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 66% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 43% and 44% of total consolidated revenues for the three and six months ended June 30, 2024, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

2) The epay Segment opportunities include renewing existing and negotiating new agreements in target markets in which we operate, primarily with digital content providers, mobile operators, financial institutions and retailers. The overall growth rate in the digital media content and prepaid mobile phone markets shifts between prepaid and postpaid services, and our market share in those respective markets will have a significant impact on our ability to maintain and grow the epay Segment revenues. There is significant competition in these markets that may impact our ability to grow organically and increase the margin we earn and the margin that we pay to retailers. The profitability of the epay Segment is dependent on our ability to adapt to new technologies that may compete with POS distribution of digital content and prepaid mobile airtime, as well as our ability to leverage cross-selling opportunities with our EFT and Money Transfer Segments. The epay Segment opportunities may be impacted by government-imposed restrictions on retailers and/or content providers with whom we partner in countries in which we have a presence, and corresponding licensure requirements mandated upon such parties to legally operate in such countries.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and six months ended June 30, 2024 and 2023 are summarized in the tables below:

	Revenues for the Three Months Ended June 30,		Year-over-Year Change		Revenues for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase Percent
EFT Processing	$305.4	$282.4	$23.0	8%	$522.6	$474.6	$48.0	10%
epay	260.9	263.8	(2.9)	(1)%	518.0	501.2	16.8	3%
Money Transfer	421.8	394.8	27.0	7%	806.4	754.2	52.2	7%
Total	988.1	941.0	47.1	5%	1,847.0	1,730.0	117.0	7%
Corporate services, eliminations and other	(1.9)	(1.9)	—	—%	(3.8)	(3.7)	(0.1)	3%
Total	$986.2	$939.1	$47.1	5%	$1,843.2	$1,726.3	$116.9	7%

	Operating Income (Loss) for the Three Months Ended June 30,		Year-over-Year Change		Operating Income (Loss) for the Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$79.9	$69.1	$10.8	16%	$101.4	$76.0	$25.4	33%
epay	26.2	26.8	(0.6)	(2)%	52.8	54.3	(1.5)	(3)%
Money Transfer	47.3	47.2	0.1	0%	84.5	79.8	4.7	6%
Total	153.4	143.1	10.3	7%	238.7	210.1	28.6	14%
Corporate services, eliminations and other	(19.1)	(20.5)	1.4	(7)%	(40.4)	(41.9)	1.5	(4)%
Total	$134.3	$122.6	$11.7	10%	$198.3	$168.2	$30.1	18%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended June 30,			Average Translation Rate Six Months Ended June 30,
Currency (dollars per foreign currency)	2024	2023	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Percent
Australian dollar	$0.6596	$0.6680	(1)%	$0.6559	$0.6759	(3)%
British pounds sterling	$1.2623	$1.2518	1%	$1.2631	$1.2332	2%
Canadian dollar	$0.7304	$0.7448	(2(2))xxxxXX(2xx)%	$0.7352	$0.7423	(1)%
euro	$1.0739	$1.0885	(1)%	$1.0770	$1.0805	(0)%
Hungarian forint	$0.0027	$0.0029	(7)%	$0.0028	$0.0028	—%
Indian rupee	$0.0120	$0.0122	(2)%	$0.0120	$0.0122	(2)%
Malaysian ringgit	$0.2114	$0.2213	(4)%	$0.2114	$0.2247	(6)%
New Zealand dollar	$0.6039	$0.6183	(2)%	$0.6047	$0.6239	(3)%
Polish zloty	$0.2497	$0.2398	4%	$0.2503	$0.2338	7%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Change		Six Months EndedJune 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase(Decrease) Percent
Total revenues	$305.4	$282.4	$23.0	8%	$522.6	$474.6	$48.0	10%
Operating expenses:
Direct operating costs	152.5	142.1	10.4	7%	283.6	261.1	22.5	9%
Salaries and benefits	34.4	30.8	3.6	12%	66.2	58.3	7.9	14%
Selling, general and administrative	13.5	16.6	(3.1)	(19)%	22.7	32.7	(10.0)	(31)%
Depreciation and amortization	25.1	23.8	1.3	5%	48.7	46.5	2.2	5%
Total operating expenses	225.5	213.3	12.2	6%	421.2	398.6	22.6	6%
Operating income	$79.9	$69.1	$10.8	16%	$101.4	$76.0	$25.4	33%
Transactions processed (millions)	2,737	2,035	702	34%	5,239	3,872	1,367	35%
Active ATMs as of June 30,	54,005	51,402	2,603	5%	54,005	51,402	2,603	5%
Average Active ATMs	53,045	50,295	2,750	5%	50,495	48,285	2,210	5%

Revenues

EFT Processing Segment total revenues were $305.4 million for the three months ended June 30, 2024, an increase of $23.0 million or 8% compared to the same period in 2023.  EFT Processing Segment total revenues were $522.6 million for the six months ended June 30, 2024, an increase of $48.0 million or 10% compared to the same period in 2023. The increase in revenues was primarily due to the increase in POS acquiring transactions, entering new geographic markets, increase in domestic and international cash withdrawal transactions resulting from the increase in travel bringing more tourists, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased revenues by approximately $4.4 million and $0.5 million for the three and six months ended June 30, 2024 compared to the same periods in 2023.

Direct operating costs

EFT Processing Segment direct operating costs were $152.5 million for the three months ended June 30, 2024, an increase of $10.4 million or 7% compared to the same period in 2023. EFT Processing Segment direct operating costs were $283.6 million for the six months ended June 30, 2024, an increase of $22.5 million or 9% compared to the same period in 2023. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.

The increase in direct costs was primarily due to the increase in number of ATMs, and an increase in high volume low value cash transactions in Asia Pacific. Furthermore, direct costs are increasing due to higher funding costs and higher scheme costs. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $1.7 million and $0.1 million for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $152.9 million for the three months ended June 30, 2024, an increase of $12.6 million or 9% compared to $140.3 million for the same period in 2023. Gross profit was $239.0 million for the six months ended June 30, 2024, an increase of $25.5 million or 12% compared to $213.5 million for the same period in 2023. Gross profit as a percentage of revenues (“gross margin”) increased to 50.1% and 45.7% for the three and six months ended June 30, 2024, compared to 49.7% and 45.0% for the same periods in 2023. The increase in gross profit was primarily due to the increase in POS acquiring transactions, entering new geographic markets, increase in domestic and international cash withdrawal transactions resulting from the increase in travel bringing more tourists, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Salaries and benefits

Salaries and benefits expenses were $34.4 million for the three months ended June 30, 2024, an increase of $3.6 million or 12% compared to the same period in 2023. Salaries and benefits expenses were $66.2 million for the six months ended June 30, 2024, an increase of $7.9 million or 14% compared to the same period in 2023. The increase is primarily due to an increase in headcount to support the growth of the business and salary increases due to inflationary and market pressures. As a percentage of revenues, salary expense increased to 11.3% and 12.7% for the three and six months ended June 30, 2024, compared to 10.9% and 12.3% for the same periods in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $13.5 million for the three months ended June 30, 2024, a decrease of $3.1 million or 19% compared to the same period in 2023. Selling, general and administrative expenses were $22.7 million for the six months ended June 30, 2024, a decrease of $10.0 million or 31% compared to the same period in 2023. The decrease was primarily due to a decrease in professional fees and the refund of a duty fee in the first quarter of 2024. As a percentage of revenues, these expenses decreased to 4.4% and 4.3% for the three and six months ended June 30, 2024, compared to 5.9% and 6.9% for the same periods in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $25.1 million for the three months ended June 30, 2024, an increase of $1.3 million or 5% compared to the same period in 2023. Depreciation and amortization expenses were $48.7 million for the six months ended June 30, 2024, an increase of $2.2 million or 5% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 8.2% and 9.3% for the three and six months ended June 30, 2024, compared to 8.4% and 9.8% for the same periods in 2023.

Operating income

EFT Processing Segment had operating income of $79.9 million for the three months ended June 30, 2024, an increase of $10.8 million or 16% compared to the same period in 2023. EFT Processing Segment had operating income of $101.4 million for the six months ended June 30, 2024, an increase of $25.4 million or 33% compared to the same period in 2023. Operating income as a percentage of revenues (“operating margin”) increased to 26.2% and 19.4% for the three and six months ended June 30, 2024, compared to 24.5% and 16.0% for the same periods in 2023. The increase in operating income (and operating margin) was primarily due to improved business performance compared to 2023.

EPAY SEGMENT

The following table presents the results of operations for the three and six months ended June 30, 2024 and 2023 for our epay Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$260.9	$263.8	$(2.9)	(1)%	$518.0	$501.2	$16.8	3%
Operating expenses:
Direct operating costs	198.5	204.2	(5.7)	(3)%	393.6	382.3	11.3	3%
Salaries and benefits	25.1	22.0	3.1	14%	49.2	43.4	5.8	13%
Selling, general and administrative	9.3	9.1	0.2	2%	18.9	17.9	1.0	6%
Depreciation and amortization	1.8	1.7	0.1	6%	3.5	3.3	0.2	6%
Total operating expenses	234.7	237.0	(2.3)	(1)%	465.2	446.9	18.3	4%
Operating income	$26.2	$26.8	$(0.6)	(2)%	$52.8	$54.3	$(1.5)	(3)%
Transactions processed (millions)	1,110	984	126	13%	2,063	1,958	105	5%
Revenues

epay Segment total revenues were $260.9 million for the three months ended June 30, 2024, a decrease of $2.9 million or 1% compared to the same period in 2023. epay Segment total revenues were $518.0 million for the six months ended June 30, 2024, an increase of $16.8 million or 3% compared to the same period in 2023. The increase in revenue for the six months ended June 30, 2024 was driven by continued expansion in mobile and digital branded payments. Fluctuations in foreign currency exchange rates increased revenue by approximately $3.8 million for the three months ended June 30, 2024, compared to the same period in 2023. Fluctuations in foreign currency exchange rates did not have a material impact on revenues for the six months ended June 30, 2024, compared to the same period in 2023.

Revenue per transaction decreased to $0.24 and $0.25 for the three and six months ended June 30, 2024, compared to $0.27 and $0.26 for the same periods in 2023. The decrease in revenue per transaction was primarily due to the shift in the mix of transactions processed.

Direct operating costs

epay Segment direct operating costs were $198.5 million for the three months ended June 30, 2024, a decrease of $5.7 million or 3% compared to the same period in 2023. epay Segment direct operating costs were $393.6 million for the six months ended June 30, 2024, an increase of $11.3 million or 3% compared to the same period in 2023. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $2.8 million for the three months ended June 30, 2024, compared to the same period in 2023. Fluctuations in foreign currency exchange rates did not have a material impact on direct operating costs for the six months ended June 30, 2024, compared to the same period in 2023.

Gross profit

Gross profit was $62.4 million for the three months ended June 30, 2024, an increase of $2.8 million or 5% compared to $59.6 million for the same period in 2023. Gross profit was $124.4 million for the six months ended June 30, 2024, an increase of $5.5 million or 5% compared to $118.9 million for the same period in 2023. Gross margin increased to 23.9% and 24.0% for the three and six months ended June 30, 2024, compared to 22.6% and 23.7% for the same periods in 2023. The changes in gross profit and gross margin were primarily due to the shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $25.1 million for the three months ended June 30, 2024, an increase of $3.1 million or 14% compared to the same period in 2023. Salaries and benefits expenses were $49.2 million for the six months ended June 30, 2024, an increase of $5.8 million or 13% compared to the same period in 2023. The fluctuations in salaries and benefits were driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses increased to 9.6% and 9.5% for the three and six months ended June 30, 2024, compared to 8.3% and 8.7% for the same periods in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $9.3 million for the three months ended June 30, 2024, an increase of $0.2 million or 2% compared to the same period in 2023. Selling, general and administrative expenses were $18.9 million for the six months ended June 30, 2024, an increase of $1.0 million or 6% compared to the same period in 2023. As a percentage of revenues, these expenses were 3.6% and 3.6% for the three and six months ended June 30, 2024, compared to 3.4% and 3.6% for the same periods in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $1.8 million for the three months ended June 30, 2024, an increase of $0.1 million or 6% compared to the same period in 2023. Depreciation and amortization expenses were $3.5 million for the six months ended June 30, 2024 an increase of $0.2 million or 6% compared to the same period in 2023. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.7% for both the three and six months ended June 30, 2024, respectively, compared to 0.6% and 0.7% for the same periods in 2023.

Operating income

epay Segment operating income was $26.2 million for the three months ended June 30, 2024, a decrease of $0.6 million or 2% compared to the same period in 2023. epay Segment operating income was $52.8 million for the six months ended June 30, 2024, a decrease of $1.5 million or 3% compared to the same period in 2023. Operating margin decreased to 10.0% and 10.2% for the three and six months ended June 30, 2024, compared to 10.2% and 10.8% for the same periods in 2023. Operating income per transaction was $0.02 and $0.03 for the three and six months ended June 30, 2024, respectively compared to $0.03 and $0.03 for the same periods in 2023. Changes in operating income and operating margin for the three and six months ended June 30, 2024 compared to the same periods in 2023 were primarily due to the shift in the mix of transactions processed and a decline in the promotional campaign activity this quarter compared to the same period last year.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and six months ended June 30, 2024 and 2023 for the Money Transfer Segment:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$421.8	$394.8	$27.0	7%	$806.4	$754.2	$52.2	7%
Operating expenses:
Direct operating costs	231.7	213.7	18.0	8%	441.1	410.0	31.1	8%
Salaries and benefits	82.7	78.5	4.2	5%	163.4	152.8	10.6	7%
Selling, general and administrative	53.4	47.3	6.1	13%	103.4	95.0	8.4	9%
Depreciation and amortization	6.7	8.1	(1.4)	(17)%	14.0	16.6	(2.6)	(16)%
Total operating expenses	374.5	347.6	26.9	8%	721.9	674.4	47.5	7%
Operating income	$47.3	$47.2	$0.1	0%	$84.5	$79.8	$4.7	6%
Transactions processed (millions)	44.3	41.1	3.2	8%	84.9	78.6	6.3	8%
Revenues

Money Transfer Segment total revenues were $421.8 million for the three months ended June 30, 2024, an increase of $27.0 million or 7% compared to the same period in 2023. Money Transfer Segment total revenues were $806.4 million for the six months ended June 30, 2024, an increase of $52.2 million or 7% compared to the same period in 2023. The increase in revenues was primarily due to an increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.52 and $9.50 for the three and six months ended June 30, 2024, compared to $9.61 and $9.60 for the same periods in 2023 due to a shift in the mix of transactions processed. Fluctuations in foreign currency exchange rates increased revenues by approximately $3.8 million and $0.1 million for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Direct operating costs

Money Transfer Segment direct operating costs were $231.7 million for the three months ended June 30, 2024, an increase of $18.0 million or 8% compared to the same period in 2023. Money Transfer Segment direct operating costs were $441.1 million for the six months ended June 30, 2024, an increase of $31.1 million or 8% compared to the same period in 2023. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions. Fluctuations in foreign currency exchange rates changed direct costs by approximately $1.7 million and ($0.1) million for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Gross profit

Gross profit was $190.1 million for the three months ended June 30, 2024, an increase of $9.0 million or 5% compared to $181.1 million for the same period in 2023. Gross profit was $365.3 million for the six months ended June 30, 2024, an increase of $21.1 million or 6% compared to $344.2 million for the same period in 2023. Gross margin decreased to 45.1% and 45.3% for the three and six months ended June 30, 2024, compared to 45.9% and 45.6% for the same periods in 2023. The increase in gross profit was primarily due to increases in international-originated money transfers, U.S. outbound transactions and direct-to-consumer digital transactions.
33

Salaries and benefits

Salaries and benefits expenses were $82.7 million for the three months ended June 30, 2024, an increase of $4.2 million or 5% compared to the same period in 2023. Salaries and benefits expenses were $163.4 million for the six months ended June 30, 2024, an increase of $10.6 million or 7% compared to the same period in 2023. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses decreased to 19.6% and 20.3% for the three and six months ended June 30, 2024, compared to 19.9% and 20.3% for the same periods in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $53.4 million for the three months ended June 30, 2024, an increase of $6.1 million or 13% compared to the same period in 2023. Selling, general and administrative expenses were $103.4 million for the six months ended June 30, 2024, an increase of $8.4 million or 9% compared to the same period in 2023. As a percentage of revenues, these expenses increased to 12.7% and 12.8% for the three and six months ended June 30, 2024, compared to 12.0% and 12.6% for the same periods in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $6.7 million for the three months ended June 30, 2024, a decrease of $1.4 million or 17% compared to the same period in 2023. Depreciation and amortization expenses were $14.0 million for the six months ended June 30, 2024, a decrease of $2.6 million or 16% compared to the same period in 2023. Depreciation and amortization expense primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 1.6% and 1.7% for the three and six months ended June 30, 2024, compared to 2.1% and 2.2% for the same periods in 2023.

Operating income

Money Transfer Segment operating income was $47.3 million for the three months ended June 30, 2024, an increase of $0.1 million compared to the same period in 2023. Money Transfer Segment had operating income of $ 84.5 million for the six months ended June 30, 2024, an increase of $4.7 million or 6% compared to the same period in 2023. Operating margin decreased to 11.2% and 10.5% for the three and six months ended June 30, 2024, compared to 12.0% and 10.6% for the same periods in 2023. Operating income per transaction decreased to $1.07, and $1.00 for the three and six months ended June 30, 2024, compared to $1.15 and $1.02 for the same periods in 2023.

CORPORATE SERVICES

The following table presents the operating expenses for the three and six months ended June 30, 2024 and 2023 for Corporate Services:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30 ,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$15.8	$18.1	$(2.3)	(13)%	$33.9	36.8	$(2.9)	(8)%
Selling, general and administrative	3.2	2.3	0.9	39%	6.3	4.9	1.4	29%
Depreciation and amortization	0.1	0.1	—	—%	0.2	0.2	—	—%
Total operating expenses	$19.1	$20.5	$(1.4)	(7)%	$40.4	41.9	$(1.5)	(4)%

Corporate operating expenses

Total Corporate operating expenses were $19.1 million and $40.4 million for the three and six months ended June 30, 2024, a decrease of $1.4 million or 7% and $1.5 million or 4% compared to the same periods in 2023.

OTHER EXPENSE, NET

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$5.9	$3.5	$2.4	69%	$11.6	$6.1	$5.5	90%
Interest expense	(20.1)	(14.0)	(6.1)	44%	(35.0)	(24.1)	(10.9)	45%
Foreign currency exchange income (loss), net	1.5	6.3	(4.8)	(76)%	(11.0)	5.2	(16.2)	(312)%
Other gains (losses)	0.8	(0.1)	0.9	N/A	0.7	(0.1)	0.8	(800)%
Other expense, net	$(11.9)	$(4.3)	$(7.6)	177%	$(33.7)	$(12.9)	$(20.8)	161%

Interest income

Interest income was $5.9 million for the three months ended June 30, 2024, an increase of $2.4 million or 69% compared to the same period in 2023. Interest income was $11.6 million for the six months ended June 30, 2024, an increase of $5.5 million or 90% compared to the same period in 2023.This increase was driven by an increase in interest rates on our interest bearing bank accounts.

Interest expense
Interest expense was $20.1 million for the three months ended June 30, 2024, an increase of $6.1 million or 44% compared to the same period in 2023. Interest expense was $35.0 million for the six months ended June 30, 2024, an increase of $10.9 million or 45% compared to the same period in 2023. This increase was driven by an increase in interest rates and outstanding balances on our Credit Facility and uncommitted credit facilities.

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

We recorded net foreign currency exchange income of $1.5 million and loss of ($11.0) million for the three and six months ended June 30, 2024, compared to net foreign currency exchange income of $6.3 million and $5.2 million for the same periods in 2023. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

INCOME TAX EXPENSE

The Company's effective income tax rate was 32.0% and 33.5% for the three and six months ended June 30, 2024, compared to 27.3% and 31.9% for the same periods ended June 30, 2023. The Company's effective income tax rate for the three and six months ended June 30, 2024 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and the Company’s U.S. deferred tax activity.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan

NET INCOME ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $83.1 million for the three months ended June 30, 2024, a decrease of $3.0 million or 3% compared to the same period in 2023. Net income attributable to Euronet was $109.3 million for the six months ended June 30, 2024, an increase of $3.1 million or 3% compared to the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of June 30, 2024, we had working capital of $694.9 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,462.1 million as of December 31, 2023. The decrease in working capital was primarily due to the net effect of the classification of the convertible debt to current liabilities, additional financing for the ATMs, positive operational results, acquisitions, repurchases of shares and working capital changes. Our ratio of current assets to current liabilities was 1.19 and 1.54 at June 30, 2024 and December 31, 2023, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of June 30, 2024, we had $795.6 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $270.4 million from $525.2 million as of December 31, 2023 to $795.6 million as of June 30, 2024 as a result of the increase in number of active ATMs as of June 30, 2024 compared to December 31, 2023. The Company has $1,271.8 million of unrestricted cash as of June 30, 2024 compared to $1,254.2 million as of December 31, 2023. Including the $795.6 million of cash in ATMs at June 30, 2024, we have access to $2,555.2 million in available cash, and $802.0 million available under the Credit Facility.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
Liquidity	2024	2023
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$212.2	$220.2
Investing activities	(155.2)	(45.5)
Financing activities	304.4	104.4
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(53.2)	(77.4)
Decrease in cash and cash equivalents and restricted cash	$308.2	$201.7
Operating activity cash flow

Cash flows provided by operating activities were $212.2 million for the six months ended June 30, 2024 compared to cash flows provided by operating activities of $220.2 million for the same period in 2023. The net decrease in operating cash flows was primarily due to other working capital fluctuations.

Investing activity cash flow

Cash flows used in investing activities were $155.2 million for the six months ended June 30, 2024 compared to $45.5 million for the same period in 2023. The increase in cash used in investing activities is primarily due to the $90.8 million of cash paid for the acquisitions during the first six months of 2024. Additionally, we used $57.2 million for purchases of property and equipment for the six months ended June 30, 2024 compared to $41.9 million for the same period in 2023.

Financing activity cash flow

Cash flows provided by financing activities were $304.4 million for the six months ended June 30, 2024 compared to cash flows provided by financing activities of $104.4 million for the same period in 2023. Our borrowing activities on the Credit Facility for the six months ended June 30, 2024 consisted of net borrowings of $140.3 million compared to net borrowings of $317.2 million for the same period in 2023. The increase in financing activity is primarily the result of cash used to complete the acquisitions and cash used to repurchase shares. We received proceeds of $3.3 million and $2.4 million during the six months ended June 30, 2024 and 2023, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Effect of exchange rates on cash, cash equivalents and restricted cash
Fluctuations in foreign currency exchange rates for the six months ended June 30, 2024 and 2023 had a negative impact of $53.2 million and $77.4 million, respectively, on cash, cash equivalents, and restricted cash. The negative impact on cash, cash equivalents, and restricted cash for the six months ended June 30, 2024 and 2023 was due primarily to the negative impact in the exchange rate of the U.S. dollar to the euro.

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

As of June 30, 2024, we had $396.6 million of borrowings and $51.4 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $802.0 million under the Credit Facility was available for borrowing.

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
Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of June 30, 2024, we have outstanding €600.0 million ($642.6 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Credit Agreements - On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, which expired on June 21, 2024.  This loan was a Prime rate loan, a Bloomberg Short-term Bank Yield (“BSBY”) rate loan plus 0.95% or bore interest at the rate agreed to by the Bank and the Company at the time a loan was made.  The weighted average interest rate from the loan inception date to June 21, 2024, was 6.32%.

On June 21, 2024, the Company rolled the $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit on or before September 30, 2024, and a credit limit of $250 million on or after October 1, 2024.  The loan was fully drawn and outstanding at June 30, 2024, for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025.  The loan was a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made.  The weighted-average interest rate from loan inception date to June 30, 2024, was 6.37%.

On June 27, 2024, the Company entered into an Uncommitted Loan Agreement for $300 million, fully drawn and outstanding at June 30, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2024. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.125% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to June 30, 2024 was 6.37%.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There was $8.9 million outstanding under these other obligation arrangements as of June 30, 2024.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the six months ended June 30, 2024 were $57.2 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2024 are currently estimated to range from approximately $90 million to $100 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

Inflation and functional currencies

Historically, the countries in which we operate have experienced low and stable inflation. Therefore, the local currency in each of these markets is the functional currency. The current inflationary period has put pressure on our results of operations and our financial position, primarily in the form of increased compensation expense. In addition, we have seen some signs of inflation impacting demand for our products and services by affecting discretionary spend items, such as gaming products, in our epay business, discretionary travel expenditures in EFT, as well as some pressure on send amounts in money transfer.  As a consequence of this inflationary period, we expect to see increasing expenses forthcoming. We continually review inflation and the functional currency in each of the countries where we operate.

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of June 30, 2024, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of June 30, 2024. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of June 30, 2024, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of June 30, 2024, our total debt outstanding, excluding unamortized debt issuance costs, was $2,273.1 million. Of this amount, $525.0 million, net of debt discounts, or 23% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of June 30, 2024, the fair value of our fixed rate Convertible Notes was $510.7 million, compared to a carrying value of $525.0 million. Further, as of June 30, 2024 we had $396.6 million of borrowings under our Credit Facility, or 17% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $12.5 million. The carrying values of the Credit Facility approximates fair value because interest as of June 30, 2024, was based on SOFR that resets at various intervals of less than one year. Additionally, $642.6 million, or 28%of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $642.6 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of June 30, 2024, the fair value of our fixed rate Senior Notes was $612.0 million, compared to a carrying value of $642.6 million. An additional $700.0 million, or 31% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates. The remaining $8.9 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of June 30, 2024, we had approximately $3.7 million of finance leases with fixed payment and interest terms that expire between the years of 2024 and 2028.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the six months ended June 30, 2024, approximately 74.5% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of June 30, 2024, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $105 million to $115 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately $115 million to $125 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of June 30, 2024, we had foreign currency derivative contracts outstanding with a notional value of $509.7 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of June 30, 2024, we held foreign currency derivative contracts outstanding with a notional value of $1.5 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of June 30, 2024, the Company had foreign currency forward contracts outstanding with a notional value of $1.5 million, primarily in euros.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months period ended  June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company is a party to legal or regulatory proceedings arising in the ordinary course of the Company's business. In accordance with U.S. GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonable estimated. Currently, there are no legal proceeding s or regulatory findings which are both probable that a liability has been incurred and can be reasonably estimated that management believes, either individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition or results of operations.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

During July 2024, the Company received an adverse judicial decision related to withholding taxes on certain agency relationships in Italy within the Money Transfer Segment, which the Company plans to appeal. The Company completed an assessment and concluded that it is reasonably possible that a liability has been incurred, but not probable. The principal amount of the agent-based withholding tax could be approximately $16.5 million for all open periods.

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended 31 December 2023, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
April 1 - April 30, 2024	-	$-	-	$446.6
May 1 - May 31, 2024	867,540	113.93	867,540	348.0
June 1 - June 30, 2024	132,460	115.47	132,460	$332.7
Total	1,000,000	$114.12	1,000,000
(1) On September 13, 2022, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024. As of June 30, 2024, no shares were available to be repurchased under this repurchase program. On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of June 30, 2024, 6.9 million shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2024 (unaudited) and December 31, 2023, (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2024 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2024 and 2023, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

August 2, 2024

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

