Form 10-Q
period 2024-09-30
EURONET WORLDWIDE, INC.
filed 2024-11-04
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

On October 30, 2024, Euronet Worldwide, Inc. had  43,931,630 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,524.1	$1,254.2
ATM cash	805.4	525.2
Restricted cash	18.9	15.2
Settlement assets	1,461.0	1,681.5
Trade accounts receivable, net of credit losses of $4.2 and $3.6	273.2	370.6
Prepaid expenses and other current assets	303.2	316.0
Total current assets	4,385.8	4,162.7
Operating right of use lease assets	142.9	142.6
Property and equipment, net of accumulated depreciation of $608.6 and $656.9	340.3	332.1
Goodwill	913.3	847.5
Acquired intangible assets, net of accumulated amortization of $237.5 and $214.1	205.6	167.6
Other assets, net of accumulated amortization of $82.1 and $76.3	240.1	181.9
Convertible notes receivable	61.1	60.0
Total assets	$6,289.1	$5,894.4
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,461.0	$1,681.5
Trade accounts payable	265.8	241.2
Accrued expenses and other current liabilities	459.5	439.0
Current portion of operating lease liabilities	51.4	50.3
Short-term debt obligations and current maturities of long-term debt obligations	1,079.8	150.3
Income taxes payable	96.2	81.6
Deferred revenue	57.5	56.7
Total current liabilities	3,471.2	2,700.6
Debt obligations, net of current portion	1,195.5	1,715.4
Operating lease obligations, net of current portion	95.4	95.8
Deferred income taxes	77.6	47.0
Other long-term liabilities	87.4	85.9
Total liabilities	4,927.1	4,644.7
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,529,642 and 64,376,923	1.3	1.3
Additional paid-in-capital	1,348.9	1,311.6
Treasury stock, at cost, shares issued 20,600,062 and 18,598,961	(1,705.8)	(1,487.7)
Retained earnings	1,888.8	1,627.9
Accumulated other comprehensive loss	(171.5)	(203.2)
Total Euronet Worldwide, Inc. stockholders’ equity	1,361.7	1,249.9
Noncontrolling interests	0.3	(0.2)
Total equity	1,362.0	1,249.7
Total liabilities and equity	$6,289.1	$5,894.4

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,099.3	$1,004.0	$2,942.5	$2,730.3
Operating expenses:
Direct operating costs, exclusive of depreciation	634.0	576.7	1,748.5	1,626.4
Salaries and benefits	169.6	153.6	482.3	444.9
Selling, general and administrative	80.6	73.9	231.9	224.4
Depreciation and amortization	32.9	32.8	99.3	99.4
Total operating expenses	917.1	837.0	2,562.0	2,395.1
Operating income	182.2	167.0	380.5	335.2
Other income (expense):
Interest income	6.5	4.0	18.1	10.1
Interest expense	(24.2)	(15.0)	(59.2)	(39.1)
Foreign currency exchange gain (loss), net	27.4	(8.8)	16.4	(3.6)
Other (losses) gains, net	16.5	—	17.2	(0.1)
Other income (expense), net	26.2	(19.8)	(7.5)	(32.7)
Income before income taxes	208.4	147.2	373.0	302.5
Income tax expense	(56.8)	(43.0)	(112.0)	(92.5)
Net income	151.6	104.2	261.0	210.0
Net (income) loss attributable to noncontrolling interests	(0.1)	—	(0.2)	0.4
Net income attributable to Euronet Worldwide, Inc.	$151.5	$104.2	$260.8	$210.4

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$3.41	$2.15	$5.77	$4.27
Diluted	$3.21	$2.05	$5.45	$4.07

Weighted average shares outstanding:
Basic	44,416,803	48,406,473	45,221,248	49,285,143
Diluted	47,554,606	51,470,603	48,421,545	52,446,292

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$151.6	$104.2	$261.0	$210.0
Translation adjustment	87.1	(61.0)	32.1	(30.1)
Comprehensive income	238.7	43.2	293.1	179.9
Comprehensive (income) loss attributable to noncontrolling interests	0.3	(0.1)	0.5	(0.4)
Comprehensive income attributable to Euronet Worldwide, Inc.	$239.0	$43.1	$293.6	$179.5

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	79,859	—	0.5	0.5
Share-based compensation	—	—	14.3	—
Repurchase of shares	(276,400)	—	—	(28.3)
Balance as of March 31, 2023	49,626,166	1.3	1,266.6	(1,133.6)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	30,188	—	1.3	—
Share-based compensation	—	—	12.4	—
Repurchase of shares	(810)	—	—	(0.1)
Balance as of June 30, 2023	49,655,544	$1.3	$1,280.3	$(1,133.7)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	12,548	—	0.6	0.1
Share-based compensation	—	—	12.7	—
Repurchase of shares	(3,507,049)	—	—	(296.1)
Balance as of September 30, 2023	46,161,043	1.3	1,293.6	(1,429.7)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance of December 31, 2023	45,777,962	$1.3	$1,311.6	$(1,487.7)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	90,812	—	0.7	(0.5)
Share-based compensation	—	—	12.5	—
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	45,868,774	1.3	1,324.8	(1,488.2)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	38,576	—	1.9	(1.4)
Share-based compensation	—	—	10.2	—
Repurchase of shares	(1,000,000)	—	—	(113.9)
Balance as of June 30, 2024	44,907,350	$1.3	$1,336.9	$(1,603.5)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	22,230	—	1.4	—
Share-based compensation	—	—	10.6	—
Repurchase of shares	(1,000,000)	—	—	(102.3)
Balance as of September 30, 2024	43,929,580	1.3	1,348.9	(1,705.8)

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	20.1	—	(0.3)	19.8
Other comprehensive income	—	20.8	0.1	20.9
Stock issued under employee stock plans	—	—	—	1.0
Share-based compensation	—	—	—	14.3
Repurchase of shares	—	—	—	(28.3)
Balance as of March 31, 2023	1,368.4	(230.2)	(0.4)	1,272.1
Net income (loss)	86.1	—	(0.1)	86.0
Other comprehensive income	—	10.0	—	10.0
Stock issued under employee stock plans	—	—	—	1.3
Share-based compensation	—	—	—	12.4
Repurchase of shares	—	—	—	(0.1)
Balance as of June 30, 2023	$1,454.5	$(220.2)	$(0.5)	$1,381.7
Net income	104.2	—	—	104.2
Other comprehensive income	—	(60.9)	(0.1)	(61.0)
Stock issued under employee stock plans	—	—	—	0.7
Share-based compensation	—	—	—	12.7
Repurchase of shares	—	—	—	(296.1)
Balance as of September 30, 2023	1,558.7	(281.1)	(0.6)	1,142.2

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
Net income	26.2	—	—	26.2
Other comprehensive loss	—	(45.0)	—	(45.0)
Stock issued under employee stock plans	—	—	—	0.2
Share-based compensation	—	—	—	12.5
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	1,654.1	(248.2)	(0.2)	1,243.6
Net income	83.1	—	0.1	83.2
Other comprehensive income (loss)	0.1	(10.1)	—	(10.0)
Stock issued under employee stock plans	—	—	—	0.5
Share-based compensation	—	—	—	10.2
Repurchase of shares	—	—	—	(113.9)
Balance as of June 30, 2024	$1,737.3	$(258.3)	$(0.1)	$1,213.6
Net income	151.5	—	0.1	151.6
Other comprehensive income	—	86.8	0.3	87.1
Stock issued under employee stock plans	—	—	—	1.4
Share-based compensation	—	—	—	10.6
Repurchase of shares	—	—	—	(102.3)
Balance as of September 30, 2024	1,888.8	(171.5)	0.3	1,362.0

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Net income	$261.0	$210.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.3	99.4
Share-based compensation	33.3	39.5
Unrealized foreign exchange (gain) loss, net	(16.4)	3.6
Deferred income taxes	14.0	(5.9)
Amortization of debt issuance costs	3.2	3.0
Changes in working capital, net of amounts acquired:
Income taxes payable, net	13.5	29.7
Trade accounts receivable, including amounts in settlement assets	427.7	157.1
Prepaid expenses and other current assets, including amounts in settlement assets	52.9	73.8
Trade accounts payable, including amounts in settlement obligations	(184.6)	(200.0)
Deferred revenue	(0.5)	(10.7)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(1.2)	110.3
Changes in noncurrent assets and liabilities	(49.7)	(2.4)
Net cash provided by operating activities	652.5	507.4
Cash flows from investing activities:
Acquisitions, net of cash acquired	(91.3)	0.2
Purchases and proceeds of property and equipment	(83.0)	(69.1)
Purchases of other long-term assets	(10.4)	(6.3)
Other, net	(0.5)	0.6
Net cash used in investing activities	(185.2)	(74.6)
Cash flows from financing activities:
Proceeds from issuance of shares	4.5	3.1
Repurchase of shares and other share movements	(217.6)	(325.4)
Borrowings from credit agreements	5,981.8	5,844.1
Repayments of credit agreements	(5,986.3)	(6,177.9)
Net borrowings of short-term debt obligations	404.3	450.0
Repayments of capital lease obligations	(1.4)	—
Other, net	0.1	(2.2)
Net cash provided by (used in) financing activities	185.4	(208.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	42.1	(172.0)
Increase in cash and cash equivalents and restricted cash	694.8	52.5
Cash and cash equivalents and restricted cash at beginning of period	2,247.0	1,990.8

Cash and cash equivalents and restricted cash at end of period	$2,941.8	$2,043.3

Supplemental disclosure of cash flow information:
Interest paid during the period	$55.3	$39.2
Income taxes paid during the period	$74.4	$62.0

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

(3) ACQUISITIONS

Acquisitions 2024

On February 1, 2024, Euronet acquired Infinitium Group, a leading regional solutions provider with Payments Authentication services, for a purchase consideration of $70.0 million cash and $5.0 million of the Company’s common stock to be paid over two installments on February 1, 2026 and 2027. The Company preliminarily allocated $51.0 million of the purchase consideration to customer relationships, $5.6 million to acquired net assets, and the remaining $18.4 million to goodwill. During the second quarter 2024 we subsequently increased the provisional amounts allocated to goodwill by $10.2 million and adjusted the deferred tax liability position to reflect facts and circumstances in existence at the effective time of the acquisition. For the quarter ended June 30, 2024, the Company made a measurement period adjustment to reflect facts and circumstances in existence as of the effective time of the acquisition. This adjustment primarily included an adjustment to deferred tax liabilities and goodwill of $10.2 million.

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

	As of
(in millions)	September 30, 2024	December 31, 2023
Settlement assets:
Settlement cash and cash equivalents	$438.6	$327.4
Settlement restricted cash	154.8	125.0
Accounts receivable, net of credit losses of $33.0 and $35.7	682.6	1,002.1
Prepaid expenses and other current assets	185.0	227.0
Total settlement assets	$1,461.0	$1,681.5
Settlement obligations:
Trade account payables	$499.4	$708.6
Accrued expenses and other current liabilities	961.6	972.9
Total settlement obligations	$1,461.0	$1,681.5

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,524.1	$1,254.2	$1,074.4	$1,131.2
Restricted cash	18.9	15.2	14.1	7.4
ATM cash	805.4	525.2	603.5	515.6
Settlement cash and cash equivalents	438.6	327.4	274.9	242.6
Settlement restricted cash	154.8	125.0	76.4	94.0
Cash and cash equivalents and restricted cash at end of period	$2,941.8	$2,247.0	$2,043.3	$1,990.8

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of diluted earnings:
Net income	$151.5	$104.2	$260.8	$210.4
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.1	1.1	3.2	3.1
Net income for diluted earnings per share calculation	$152.6	$105.3	$264.0	$213.5

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	44,416,803	48,406,473	45,221,248	49,285,143
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	355,985	282,312	418,479	379,331
Incremental shares from assumed conversion of convertible debt	2,781,818	2,781,818	2,781,818	2,781,818
Diluted weighted average shares outstanding	47,554,606	51,470,603	48,421,545	52,446,292

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 3.1 million and 3.1 million for the three and nine months ended September 30, 2024 and 3.6 million and 2.7 million for the three and nine months ended September 30, 2023, respectively.

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

Share repurchases

On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of September 30, 2024, 5.9 million shares were available to be repurchased under this repurchase program. On September 11, 2024, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. As of September 30, 2024, 7.0 million shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustments of $87.1 million and $32.1 million for the three and nine months ended September 30, 2024 and ($61.0) million and ($30.1) million for the three and nine months ended September 30, 2023, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2024 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2023	$167.6	$847.5	$1,015.1
Increases (decreases):
Acquisition	51.0	49.9	100.9
Amortization	(17.1)	—	(17.1)
Foreign currency exchange rate changes	4.1	15.9	20.0
Balance as of September 30, 2024	$205.6	$913.3	$1,118.9

Of the total goodwill balance of $913.3 million as of September 30, 2024, $396.1 million relates to the Money Transfer Segment, $390.5 million relates to the EFT Processing Segment and the remaining $126.7 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of September 30, 2024, is expected to total $5.0 million for the remainder of 2024, $17.8 million for 2025, $18.3 million for 2026, $17.0 million for 2027, $16.6 million for 2028 and $16.6 million for 2029.

(7) CONVERTIBLE NOTES RECEIVABLE

The Company loaned a total of $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "Notes"), which were fully executed on October 19, 2023. Under the terms of the Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below. The Company has a security interest in all of the assets of Koin Mobile, LLC and Marker Trax, LLC. The outstanding principal and accrued interest were $60.0 million and $1.1 million at September 30, 2024, respectively.

The Notes are convertible into preferred equity of Koin Mobile, LLC and Marker Trax, LLC at the option of the Company upon the occurrence of certain events including a qualified equity financing, change in control, achievement of profitability or at the option of the Company at maturity, as defined in the Notes.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	September 30, 2024	December 31, 2023
Accrued expenses	$330.5	$254.8
Derivative liabilities	38.6	39.1
Other tax payables	17.1	69.1
Accrued payroll expenses	71.7	74.4
Current portion of capital lease obligations	1.6	1.6
Total	$459.5	$439.0

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The increase in the deferred revenue balance for the nine months ended September 30, 2024 is the result of $32.5 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $31.7 million of revenues recognized.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	September 30, 2024	December 31, 2023
Credit Facility:
Revolving credit agreement	$533.0	$536.9
Notes:
0.75% Convertible Notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	668.0	662.2

Uncommitted credit agreements	550.0	150.0

Other obligations	4.8	0.3

Total debt obligations	2,280.8	1,874.4
Unamortized debt issuance costs	(5.5)	(8.7)
Carrying value of debt	2,275.3	1,865.7
Short-term debt obligations and current maturities of long-term debt obligations	(1,079.8)	(150.3)
Long-term debt obligations	$1,195.5	$1,715.4

Credit Facility

On October 24, 2022, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.03 billion to $1.25 billion and to extend the expiration to October 24, 2027.

The revolving credit facility contains a sublimit of up to $250 million, with $150 million committed, for the issuance of letters of credit and a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the credit facility by up to an additional $ 500 million by requesting additional commitments from existing or new lenders. Fees and interest on borrowings vary based upon the Company's corporate credit rating and will be based, in the case of letter of credit fees, on a margin, and in the case of interest, on a margin over a secured overnight financing rate, as defined in the agreement, with a margin, including the facility fee, ranging from 1.00% to 1.625% or the base rate, as selected by the Company. The applicable margin for borrowings under the credit facility, based on the Company's current credit rating is 1.25% including the facility fee.

The Agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of September 30, 2024.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130 % of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2024, the conversion threshold was not met. Contractual interest expense for the Convertible Notes was $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively. Contractual interest expense for the Convertible Notes was $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2024, the Company has outstanding €600.0 million ($668.0 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

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

On June 21, 2024, the Company rolled the $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit on or before September 30, 2024, and a credit limit of $250 million on or after October 1, 2024 for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025. The loan had an outstanding balance of $250 million at September 30, 2024. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from loan inception date to September 30, 2024, was 6.30%.

On June 27, 2024, the Company entered into an Uncommitted Loan Agreement for $300 million, fully drawn and outstanding at September 30, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2024. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.125% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to September 30, 2024 was 6.39%.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. As of September 30, 2024 and December 31, 2023, borrowings under these arrangements were $4.8 million and $0.3 million, respectively.

Debt Issuance Costs

As of September 30, 2024, the Company had unamortized debt issuance costs of $2.5 million for the Credit Facility, $1.0 million for the Convertible Notes and $2.0 million for the Senior Notes that will be amortized through October 2027, March 2025 and May 2026, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $531.3 million and $393.3 million as of September 30, 2024 and December 31, 2023, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. The Company had foreign currency forward contracts outstanding with a notional value of $193.7 million and $563.1 million as of September 30, 2024 and December 31, 2023, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $23.2 million and $66.5 million for the three and nine months ended September 30, 2024, respectively, and $22.2 million and $63.8 million for the three and nine months ended September 30, 2023, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of September 30, 2024 and December 31, 2023 was $1.1 billion and $1.1 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$45.2	$50.0	Other current liabilities	$(38.6)	$(39.1)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2024 and December 31, 2023 (in millions):

Offsetting of Derivative Assets

As of September 30, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$45.2	$—	$45.2	$(27.3)	$17.9

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$50.0	$—	$50.0	$(19.9)	$30.1

Offsetting of Derivative Liabilities

As of September 30, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(38.6)	$—	$(38.6)	$29.2	$(9.4)

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$(39.1)	$—	$(39.1)	$26.3	$(12.8)

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains (losses) on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023:

		Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2024	2023	2024	2023
Foreign currency exchange contracts	Foreign currency exchange gain (loss), net	$1.6	$(3.2)	$(4.0)	$(6.9)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of September 30, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$45.2	$—	$45.2
Marketable securities	Other assets	$23.2	$—	$—	$23.2
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(38.6)	$—	$(38.6)

		As of December 31, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.0	$—	$50.0
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(39.1)	$—	$(39.1)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of September 30, 2024 was based on the Secured Overnight Financing Rate ("SOFR") that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2024, the fair values of the Convertible Notes and Senior Notes were $514.8 million and $646.7 million, respectively, with carrying values of $525.0 million and $668.0 million, respectively.

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

The following tables present the Company's reportable segment results for the three months and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$373.0	$290.3	$438.2	$(2.2)	$1,099.3
Operating expenses:
Direct operating costs, exclusive of depreciation	174.3	223.5	238.4	(2.2)	634.0
Salaries and benefits	41.3	26.2	84.9	17.2	169.6
Selling, general and administrative	15.3	9.6	50.8	4.9	80.6
Depreciation and amortization	24.8	1.9	6.0	0.2	32.9
Total operating expenses	255.7	261.2	380.1	20.1	917.1
Operating income (loss)	$117.3	$29.1	$58.1	$(22.3)	$182.2

	For the Three Months Ended September 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$345.8	$264.5	$395.9	$(2.2)	$1,004.0
Operating expenses:
Direct operating costs, exclusive of depreciation	165.7	201.3	211.9	(2.2)	576.7
Salaries and benefits	35.2	23.4	77.6	17.4	153.6
Selling, general and administrative	16.2	9.7	45.7	2.3	73.9
Depreciation and amortization	23.9	1.8	7.0	0.1	32.8
Total operating expenses	241.0	236.2	342.2	17.6	837.0
Operating income (loss)	$104.8	$28.3	$53.7	$(19.8)	$167.0

	For the Nine Months Ended September 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$895.6	$808.3	$1,244.6	$(6.0)	$2,942.5
Operating expenses:
Direct operating costs, exclusive of depreciation	457.9	617.1	679.5	(6.0)	1,748.5
Salaries and benefits	107.5	75.4	248.3	51.1	482.3
Selling, general and administrative	38.0	28.5	154.2	11.2	231.9
Depreciation and amortization	73.5	5.4	20.0	0.4	99.3
Total operating expenses	676.9	726.4	1,102.0	56.7	2,562.0
Operating income (loss)	$218.7	$81.9	$142.6	$(62.7)	$380.5

	For the Nine Months Ended September 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$820.4	$765.7	$1,150.1	$(5.9)	$2,730.3
Operating expenses:
Direct operating costs, exclusive of depreciation	426.8	583.6	621.9	(5.9)	1,626.4
Salaries and benefits	93.5	66.8	230.4	54.2	444.9
Selling, general and administrative	48.9	27.6	140.7	7.2	224.4
Depreciation and amortization	70.4	5.1	23.6	0.3	99.4
Total operating expenses	639.6	683.1	1,016.6	55.8	2,395.1
Operating income (loss)	$180.8	$82.6	$133.5	$(61.7)	$335.2

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	September 30, 2024	December 31, 2023
EFT Processing	$3,006.6	$2,442.0
epay	986.6	1,204.9
Money Transfer	1,917.3	1,921.1
Corporate Services, Eliminations and Other	378.6	326.4
Total	$6,289.1	$5,894.4

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

	Revenues for the Three Months Ended September 30, 2024				Revenues for the Nine Months Ended September 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$294.2	$178.2	$186.1	$658.5	$671.5	$506.3	$520.6	$1,698.4
North America	18.9	58.3	201.8	279.0	55.1	151.2	577.9	784.2
Asia Pacific	55.3	41.5	32.5	129.3	157.5	112.1	95.1	364.7
Other	4.6	12.3	17.8	34.7	11.5	38.7	51.0	101.2
Eliminations	—	—	—	(2.2)	—	—	—	(6.0)
Total	$373.0	$290.3	$438.2	$1,099.3	$895.6	$808.3	$1,244.6	$2,942.5

	Revenues for the Three Months Ended September 30, 2023				Revenues for the Nine Months Ended September 30, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$285.7	$171.6	$165.1	$622.4	$644.2	$498.9	$480.5	$1,623.6
North America	18.6	45.2	187.4	251.2	53.9	125.6	539.8	719.3
Asia Pacific	39.4	33.9	27.2	100.5	116.7	101.1	81.7	299.5
Other	2.1	13.8	16.2	32.1	5.6	40.1	48.1	93.8
Eliminations	—	—	—	(2.2)	—	—	—	(5.9)
Total	$345.8	$264.5	$395.9	$1,004.0	$820.4	$765.7	$1,150.1	$2,730.3

(14) INCOME TAXES

The Company's effective income tax rate was 27.3% and 30.0% for the three and nine months ended September 30, 2024 respectively, compared to 29.2% and 30.6% for the three and nine months ended September 30, 2023, respectively.

The Company's effective income tax rate for the three and nine months ended September 30, 2024 was higher than the applicable statutory income tax rate of 21% mainly as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. Our effective income tax rate for the three and nine months ended September 30, 2023 was higher than the applicable statutory income tax rate of 21% as a result of our U.S. deferred tax activity and certain foreign earnings being subject to higher local statutory tax rates.

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

(15) COMMITMENTS

As of September 30, 2024, the Company had $75.2 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which $4.2 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of September 30, 2024, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $67.4 million over the terms of agreements with the Company's customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash. As of September 30, 2024, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $572.0 million. The Company maintains insurance policies to mitigate this exposure;
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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2024 or December 31, 2023.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2024 are:

As of September 30, 2024
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2024	$13.4
2025	45.1
2026	34.3
2027	23.3
2028	13.6
Thereafter	21.8
Total lease payments	$151.5
Less: imputed interest	(9.1)
Present value of lease liabilities	$142.4

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease expense	Selling, general and administrative and Direct operating costs	$13.2	$12.6	$38.7	$37.6
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	46.3	47.0	126.3	124.7
Total lease expense		$59.5	$59.6	$165.0	$162.3

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2024
Weighted- average remaining lease term (years)	4.2
Weighted- average discount rate	2.9%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities (a)	$38.7	$37.5
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$49.1	$83.4

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

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1)  The EFT Processing Segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 54,020 active ATMs and approximately 949,000 POS terminals.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 766,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3)  The Money Transfer Segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 205 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 35 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and three in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 75.3% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 34% and 31% of total consolidated revenues for the three and nine months ended September 30, 2024 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 26% and 27% of total consolidated revenues for the three and nine months ended September 30, 2024 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 66% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 40% and 42% of total consolidated revenues for the three and nine months ended September 30, 2024, respectively, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and nine months ended September 30, 2024 and 2023 are summarized in the tables below:

	Revenues for the Three Months Ended September 30,		Year-over-Year Change		Revenues for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase Percent
EFT Processing	$373.0	$345.8	$27.2	8%	$895.6	$820.4	$75.2	9%
epay	290.3	264.5	25.8	10%	808.3	765.7	42.6	6%
Money Transfer	438.2	395.9	42.3	11%	1,244.6	1,150.1	94.5	8%
Total	1,101.5	1,006.2	95.3	9%	2,948.5	2,736.2	212.3	8%
Corporate services, eliminations and other	(2.2)	(2.2)	—	—%	(6.0)	(5.9)	(0.1)	2%
Total	$1,099.3	$1,004.0	$95.3	9%	$2,942.5	$2,730.3	$212.2	8%

	Operating Income (Loss) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Loss) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$117.3	$104.8	$12.5	12%	$218.7	$180.8	$37.9	21%
epay	29.1	28.3	0.8	3%	81.9	82.6	(0.7)	(1)%
Money Transfer	58.1	53.7	4.4	8%	142.6	133.5	9.1	7%
Total	204.5	186.8	17.7	9%	443.2	396.9	46.3	12%
Corporate services, eliminations and other	(22.3)	(19.8)	(2.5)	13%	(62.7)	(61.7)	(1.0)	2%
Total	$182.2	$167.0	$15.2	9%	$380.5	$335.2	$45.3	14%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2024	2023	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Percent
Australian dollar	$0.6699	$0.6543	2%	$0.6620	$0.6687	(1)%
British pounds sterling	$1.3009	$1.2655	3%	$1.2767	$1.2440	3%
Canadian dollar	$0.7333	$0.7454	(2)%	$0.7354	$0.7433	(1)%
euro	$1.0991	$1.0877	1%	$1.0868	$1.0829	0%
Hungarian forint	$0.0028	$0.0028	—%	$0.0028	$0.0028	—%
Indian rupee	$0.0119	$0.0121	(2)%	$0.0120	$0.0121	(1)%
Malaysian ringgit	$0.2251	$0.2162	4%	$0.2161	$0.2219	(3)%
New Zealand dollar	$0.6113	$0.6045	1%	$0.6095	$0.6174	(1)%
Polish zloty	$0.2569	$0.2421	6%	$0.2528	$0.2366	7%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months EndedSeptember 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase(Decrease) Percent
Total revenues	$373.0	$345.8	$27.2	8%	$895.6	$820.4	$75.2	9%
Operating expenses:
Direct operating costs	174.3	165.7	8.6	5%	457.9	426.8	31.1	7%
Salaries and benefits	41.3	35.2	6.1	17%	107.5	93.5	14.0	15%
Selling, general and administrative	15.3	16.2	(0.9)	(6)%	38.0	48.9	(10.9)	(22)%
Depreciation and amortization	24.8	23.9	0.9	4%	73.5	70.4	3.1	4%
Total operating expenses	255.7	241.0	14.7	6%	676.9	639.6	37.3	6%
Operating income	$117.3	$104.8	$12.5	12%	$218.7	$180.8	$37.9	21%
Transactions processed (millions)	2,982	2,231	751	34%	8,221	6,103	2,118	35%
Active ATMs as of September 30,	54,020	51,496	2,524	5%	54,020	51,496	2,524	5%
Average Active ATMs	54,200	51,865	2,335	5%	51,727	49,479	2,248	5%

Revenues

EFT Processing Segment total revenues were $373.0 million for the three months ended September 30, 2024, an increase of $27.2 million or 8% compared to the same period in 2023.  EFT Processing Segment total revenues were $895.6 million for the nine months ended September 30, 2024, an increase of $75.2 million or 9% compared to the same period in 2023. The increase in revenues was primarily due to the increase in POS acquiring transactions, expanding our own ATM network to new geographic markets, increase in domestic cash withdrawal transactions, international surcharge fees optimization, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific. Fluctuations in foreign currency exchange rates increased revenues by approximately $2.0 million and $0.5 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023.

Direct operating costs

EFT Processing Segment direct operating costs were $174.3 million for the three months ended September 30, 2024, an increase of $8.6 million or 5% compared to the same period in 2023. EFT Processing Segment direct operating costs were $457.9 million for the nine months ended September 30, 2024, an increase of $31.1 million or 7% compared to the same period in 2023. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors.

The increase in direct costs was primarily due to the increase in number of ATMs, and an increase in high volume low value cash transactions in Asia Pacific. Furthermore, direct costs are increasing due to higher funding costs following the trend of interest rates and higher scheme costs. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $1.4 million and $0.2 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $198.7 million for the three months ended September 30, 2024, an increase of $18.6 million or 10% compared to $180.1 million for the same period in 2023. Gross profit was $437.7 million for the nine months ended September 30, 2024, an increase of $44.1 million or 11% compared to $393.6 million for the same period in 2023. Gross profit as a percentage of revenues (“gross margin”) increased to 53.3% and 48.9% for the three and nine months ended September 30, 2024, compared to 52.1% and 48.0% for the same periods in 2023. The increase in gross profit was primarily due to the increase in POS acquiring transactions, expanding new geographic markets, increase in domestic and international cash withdrawal transactions resulting from the increase in travel bringing more tourists, the increase in low-value point-of-sale transactions in Europe and low-value payment processing transactions in Asia Pacific.

Salaries and benefits

Salaries and benefits expenses were $41.3 million for the three months ended September 30, 2024, an increase of $6.1 million or 17% compared to the same period in 2023. Salaries and benefits expenses were $107.5 million for the nine months ended September 30, 2024, an increase of $14.0 million or 15% compared to the same period in 2023. The increase is primarily due to an increase in headcount to support the growth of the business and salary increases due to inflationary and market pressures. As a percentage of revenues, salary expense increased to 11.1% and 12.0% for the three and nine months ended September 30, 2024, compared to 10.2% and 11.4% for the same periods in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $15.3 million for the three months ended September 30, 2024, a decrease of $0.9 million or 6% compared to the same period in 2023. Selling, general and administrative expenses were $38.0 million for the nine months ended September 30, 2024, a decrease of $10.9 million or 22% compared to the same period in 2023. The decrease was primarily due to a decrease in professional fees and the refund of a duty fee in the first quarter of 2024. As a percentage of revenues, these expenses decreased to 4.1% and 4.2% for the three and nine months ended September 30, 2024, compared to 4.7% and 6.0% for the same periods in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $24.8 million for the three months ended September 30, 2024, an increase of $0.9 million or 4% compared to the same period in 2023. Depreciation and amortization expenses were $73.5 million for the nine months ended September 30, 2024, an increase of $3.1 million or 4% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 6.6% and 8.2% for the three and nine months ended September 30, 2024, compared to 6.9% and 8.6% for the same periods in 2023.

Operating income

EFT Processing Segment had operating income of $117.3 million for the three months ended September 30, 2024, an increase of $12.5 million or 12% compared to the same period in 2023. EFT Processing Segment had operating income of $218.7 million for the nine months ended September 30, 2024, an increase of $37.9 million or 21% compared to the same period in 2023. Operating income as a percentage of revenues (“operating margin”) increased to 31.4% and 24.4% for the three and nine months ended September 30, 2024, compared to 30.3% and 22.0% for the same periods in 2023. The increase in operating income (and operating margin) was primarily due to improved business performance compared to 2023 and expense management.

EPAY SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2024 and 2023 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$290.3	$264.5	$25.8	10%	$808.3	$765.7	$42.6	6%
Operating expenses:
Direct operating costs	223.5	201.3	22.2	11%	617.1	583.6	33.5	6%
Salaries and benefits	26.2	23.4	2.8	12%	75.4	66.8	8.6	13%
Selling, general and administrative	9.6	9.7	(0.1)	(1)%	28.5	27.6	0.9	3%
Depreciation and amortization	1.9	1.8	0.1	6%	5.4	5.1	0.3	6%
Total operating expenses	261.2	236.2	25.0	11%	726.4	683.1	43.3	6%
Operating income	$29.1	$28.3	$0.8	3%	$81.9	$82.6	$(0.7)	(1)%
Transactions processed (millions)	1,126	925	201	22%	3,189	2,883	306	11%
Revenues

epay Segment total revenues were $290.3 million for the three months ended September 30, 2024, an increase of $25.8 million or 10% compared to the same period in 2023. epay Segment total revenues were $808.3 million for the nine months ended September 30, 2024, an increase of $42.6 million or 6% compared to the same period in 2023. The increase in revenue for the nine months ended September 30, 2024 was driven by continued expansion in mobile and digital branded payments. Fluctuations in foreign currency exchange rates increased revenue by approximately $0.1 and $0.2 million for the three and nine months ended September 30, 2024, compared to the same period in 2023.

Revenue per transaction decreased to $0.26 and $0.25 for the three and nine months ended September 30, 2024, compared to $0.29 and $0.27 for the same periods in 2023. The decrease in revenue per transaction was primarily due to the shift in the mix of transactions processed.

Direct operating costs

epay Segment direct operating costs were $223.5 million for the three months ended September 30, 2024, an increase of $22.2 million or 11% compared to the same period in 2023. epay Segment direct operating costs were $617.1 million for the nine months ended September 30, 2024, an increase of $33.5 million or 6% compared to the same period in 2023. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Fluctuations in foreign currency exchange rates increased direct operating costs by $0.2 million and $0.2 million  for the three and nine months ended September 30, 2024, compared to the same period in 2023.

Gross profit

Gross profit was $66.8 million for the three months ended September 30, 2024, an increase of $3.6 million or 6% compared to $63.2 million for the same period in 2023. Gross profit was $191.2 million for the nine months ended September 30, 2024, an increase of $9.1 million or 5% compared to $182.1 million for the same period in 2023. Gross margin decreased to 23.0% and 23.7% for the three and nine months ended September 30, 2024, compared to 23.9% and 23.8% for the same periods in 2023. The changes in gross profit and gross margin were primarily due to the shift in the mix of transactions processed.
31

Salaries and benefits

Salaries and benefits expenses were $26.2 million for the three months ended September 30, 2024, an increase of $2.8 million or 12% compared to the same period in 2023. Salaries and benefits expenses were $75.4 million for the nine months ended September 30, 2024, an increase of $8.6 million or 13% compared to the same period in 2023. The fluctuations in salaries and benefits were driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses increased to 9.0% and 9.3% for the three and nine months ended September 30, 2024, compared to 8.8% and 8.7% for the same periods in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $9.6 million for the three months ended September 30, 2024, a decrease of $0.1 million or 1% compared to the same period in 2023. Selling, general and administrative expenses were $28.5 million for the nine months ended September 30, 2024, an increase of $0.9 million or 3% compared to the same period in 2023. As a percentage of revenues, these expenses were 3.3% and 3.5% for the three and nine months ended September 30, 2024, compared to 3.7% and 3.6% for the same periods in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $1.9 million for the three months ended September 30, 2024, an increase of $0.1 million or 6% compared to the same period in 2023. Depreciation and amortization expenses were $5.4 million for the nine months ended September 30, 2024 an increase of $0.3 million or 6% compared to the same period in 2023. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.7% for both the three and nine months ended September 30, 2024, respectively, with no change compared to the same periods in 2023.

Operating income

epay Segment operating income was $29.1 million for the three months ended September 30, 2024, an increase of $0.8 million or 3% compared to the same period in 2023. epay Segment operating income was $81.9 million for the nine months ended September 30, 2024, a decrease of $0.7 million or 1% compared to the same period in 2023. Operating margin decreased to 10.0% and 10.1% for the three and nine months ended September 30, 2024, compared to 10.7% and 10.8% for the same periods in 2023. Operating income per transaction was $0.03 for both the three and nine months ended September 30, 2024, unchanged from the same periods in 2023. Changes in operating income and operating margin for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were primarily due to the shift in the mix of transactions processed and a decline in the promotional campaign activity in 2024 compared to 2023.
32

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2024 and 2023 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$438.2	$395.9	$42.3	11%	$1,244.6	$1,150.1	$94.5	8%
Operating expenses:
Direct operating costs	238.4	211.9	26.5	13%	679.5	621.9	57.6	9%
Salaries and benefits	84.9	77.6	7.3	9%	248.3	230.4	17.9	8%
Selling, general and administrative	50.8	45.7	5.1	11%	154.2	140.7	13.5	10%
Depreciation and amortization	6.0	7.0	(1.0)	(14)%	20.0	23.6	(3.6)	(15)%
Total operating expenses	380.1	342.2	37.9	11%	1,102.0	1,016.6	85.4	8%
Operating income	$58.1	$53.7	$4.4	8%	$142.6	$133.5	$9.1	7%
Transactions processed (millions)	45.1	40.6	4.5	11%	130.0	119.2	10.8	9%
Revenues

Money Transfer Segment total revenues were $438.2 million for the three months ended September 30, 2024, an increase of $42.3 million or 11% compared to the same period in 2023. Money Transfer Segment total revenues were $1,244.6 million for the nine months ended September 30, 2024, an increase of $94.5 million or 8% compared to the same period in 2023. The increase in revenues was primarily due to an increase in international-originated money transfers, U.S. outbound transactions, and direct-to-consumer digital transactions, partially offset by a decrease in U.S. domestic transactions. Revenues per transaction decreased to $9.72 and $9.57 for the three and nine months ended September 30, 2024, compared to $9.75 and $9.65 for the same periods in 2023 due to a shift in the mix of transactions processed. Fluctuations in foreign currency exchange rates increased revenues by approximately $2.4 million and $0.1 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
Direct operating costs

Money Transfer Segment direct operating costs were $238.4 million for the three months ended September 30, 2024, an increase of $26.5 million or 13% compared to the same period in 2023. Money Transfer Segment direct operating costs were $679.5 million for the nine months ended September 30, 2024, an increase of $57.6 million or 9% compared to the same period in 2023. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions. Fluctuations in foreign currency exchange rates increased direct costs by approximately $1.3 million and $0.1 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
Gross profit

Gross profit was $199.8 million for the three months ended September 30, 2024, an increase of $15.8 million or 9% compared to $184.0 million for the same period in 2023. Gross profit was $565.1 million for the nine months ended September 30, 2024, an increase of $36.9 million or 7% compared to $528.2 million for the same period in 2023. Gross margin decreased to 45.6% and 45.4% for the three and nine months ended September 30, 2024, compared to 46.5% and 45.9% for the same periods in 2023. The increase in gross profit was primarily due to increases in international-originated money transfers, U.S. outbound transactions and direct-to-consumer digital transactions.

Salaries and benefits

Salaries and benefits expenses were $84.9 million for the three months ended September 30, 2024, an increase of $7.3 million or 9% compared to the same period in 2023. Salaries and benefits expenses were $248.3 million for the nine months ended September 30, 2024, an increase of $17.9 million or 8% compared to the same period in 2023. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses decreased to 19.4% for the three months ended September 30, 2024, compared to 19.6% for the same period in 2023  and were 20.0% for the nine months ended September 30, 2024 and 2023.

Selling, general and administrative

Selling, general and administrative expenses were $50.8 million for the three months ended September 30, 2024, an increase of $5.1 million or 11% compared to the same period in 2023. Selling, general and administrative expenses were $154.2 million for the nine months ended September 30, 2024, an increase of $13.5 million or 10% compared to the same period in 2023. As a percentage of revenues, these expenses increased to 11.6% and 12.4% for the three and nine months ended September 30, 2024, compared to 11.5% and 12.2% for the same periods in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $6.0 million for the three months ended September 30, 2024, a decrease of $1.0 million or 14% compared to the same period in 2023. Depreciation and amortization expenses were $20.0 million for the nine months ended September 30, 2024, a decrease of $3.6 million or 15% compared to the same period in 2023. Depreciation and amortization expense primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 1.4% and 1.6% for the three and nine months ended September 30, 2024, compared to 1.8% and 2.1% for the same periods in 2023.

Operating income

Money Transfer Segment operating income was $58.1 million for the three months ended September 30, 2024, an increase of $4.4 million compared to the same period in 2023. Money Transfer Segment had operating income of $ 142.6 million for the nine months ended September 30, 2024, an increase of $9.1 million or 7% compared to the same period in 2023. Operating margin decreased to 13.3% and 11.5% for the three and nine months ended September 30, 2024, compared to 13.6% and 11.6% for the same periods in 2023. Operating income per transaction decreased to $1.29, and $1.10 for the three and nine months ended September 30, 2024, compared to $1.32 and $1.12 for the same periods in 2023.

CORPORATE SERVICES

The following table presents the operating expenses for the three and nine months ended September 30, 2024 and 2023 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$17.2	$17.4	$(0.2)	(1)%	$51.1	$54.2	$(3.1)	(6)%
Selling, general and administrative	4.9	2.3	2.6	113%	11.2	7.2	4.0	56%
Depreciation and amortization	0.2	0.1	0.1	100%	0.4	0.3	0.1	33%
Total operating expenses	$22.3	$19.8	$2.5	13%	$62.7	$61.7	$1.0	2%
Corporate operating expenses

Total Corporate operating expenses were $22.3 million and $62.7 million for the three and nine months ended September 30, 2024, an increase of $2.5 million or 13% and $1.0 million or 2% compared to the same periods in 2023.
34

OTHER EXPENSE, NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$6.5	$4.0	$2.5	63%	$18.1	$10.1	$8.0	79%
Interest expense	(24.2)	(15.0)	(9.2)	61%	(59.2)	(39.1)	(20.1)	51%
Foreign currency exchange income (loss), net	27.4	(8.8)	36.2	(411)%	16.4	(3.6)	20.0	(556)%
Other gains (losses)	16.5	—	16.5	N/A	17.2	(0.1)	17.3	(17,300)%
Other expense, net	$26.2	$(19.8)	$46.0	(232)%	$(7.5)	$(32.7)	$25.2	(77)%

Interest income

Interest income was $6.5 million for the three months ended September 30, 2024, an increase of $2.5 million or 63% compared to the same period in 2023. Interest income was $18.1 million for the nine months ended September 30, 2024, an increase of $8.0 million or 79% compared to the same period in 2023.This increase was driven by an increase in interest rates on our interest bearing bank accounts.

Interest expense
Interest expense was $24.2 million for the three months ended September 30, 2024, an increase of $9.2 million or 61% compared to the same period in 2023. Interest expense was $59.2 million for the nine months ended September 30, 2024, an increase of $20.1 million or 51% compared to the same period in 2023. This increase was driven by an increase in interest rates and outstanding balances on our Credit Facility and uncommitted credit facilities.

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

We recorded net foreign currency exchange income of $27.4 million and $16.4 million for the three and nine months ended September 30, 2024, compared to net foreign currency exchange loss of $8.8 million and $3.6 million for the same periods in 2023. These realized and unrealized foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

Other gains (losses)

We recorded other gains of $16.5 million and $17.2 million for the three and nine months ended September 30, 2024, compared to no gain and a loss of $(0.1) million for the same periods in 2023. These other gains in 2024 relate to a discrete non-cash investment gain.

INCOME TAX EXPENSE

The Company's effective income tax rate was 27.3% and 30.0% for the three and nine months ended September 30, 2024, compared to 29.2% and 30.6% for the same periods ended September 30, 2023. The Company's effective income tax rate for the three and nine months ended September 30, 2024 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and the Company’s U.S. deferred tax activity.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Movilcarga	95%	epay - Spain
Euronet China	85%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Latam ATM Solutions	51%	EFT - Spain

NET INCOME ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $151.5 million for the three months ended September 30, 2024, an increase of $47.3 million or 45% compared to the same period in 2023. Net income attributable to Euronet was $260.8 million for the nine months ended September 30, 2024, an increase of $50.4 million or 24% compared to the same period in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2024, we had working capital of $914.6 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,462.1 million as of December 31, 2023. The decrease in working capital was primarily due to the net effect of the classification of the convertible debt to current liabilities, additional financing for the ATMs, operational results, acquisitions, repurchases of shares and working capital changes. Our ratio of current assets to current liabilities was 1.26 and 1.54 at September 30, 2024 and December 31, 2023, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of September 30, 2024, we had $805.4 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $280.2 million from $525.2 million as of December 31, 2023 to $805.4 million as of September 30, 2024 as a result of the increase in number of active ATMs as of September 30, 2024 compared to December 31, 2023. The Company has $1,524.1 million of unrestricted cash as of September 30, 2024 compared to $1,254.2 million as of December 31, 2023. Including the $805.4 million of cash in ATMs at September 30, 2024, we have access to $2,941.8 million in available cash, and $669.8 million available under the Credit Facility.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
Liquidity	2024	2023
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$652.5	$507.4
Investing activities	(185.2)	(74.6)
Financing activities	185.4	(208.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	42.1	(172.0)
Increase in cash and cash equivalents and restricted cash	$694.8	$52.5

Operating activity cash flow

Cash flows provided by operating activities were $652.5 million for the nine months ended September 30, 2024 compared to cash flows provided by operating activities of $52.5 million for the same period in 2023. The net increase in operating cash flows was primarily due to other working capital fluctuations.

Investing activity cash flow

Cash flows used in investing activities were $185.2 million for the nine months ended September 30, 2024 compared to $74.6 million for the same period in 2023. The increase in cash used in investing activities is primarily due to the $91.3 million of cash paid for the acquisitions during the first nine months of 2024. Additionally, we used $83.0 million for purchases of property and equipment, net of sale proceeds for the nine months ended September 30, 2024 compared to $69.1 million for the same period in 2023.

Financing activity cash flow

Cash flows provided by financing activities were $185.4 million for the nine months ended September 30, 2024 compared to cash flows used by financing activities of $208.3 million for the same period in 2023. Our borrowing activities on the Credit Facility for the nine months ended September 30, 2024 consisted of net repayments of $4.5 million compared to net repayments of $333.8 million for the same period in 2023. The increase in financing activity is primarily the result of net borrowings of short-term obligations of $404.3 million offset by cash used to repurchase shares of $217.6 million. We received proceeds of $4.5 million and $3.1 million during the nine months ended September 30, 2024 and 2023, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Effect of exchange rates on cash, cash equivalents and restricted cash

Fluctuations in foreign currency exchange rates for the nine months ended September 30, 2024 and 2023 had a positive impact of $42.1 million and a negative impact of $172.0 million, respectively, on cash, cash equivalents, and restricted cash. The impact on cash, cash equivalents, and restricted cash for the nine months ended September 30, 2024 and 2023 was due primarily to the impact of the exchange rate of the U.S. dollar to the euro.

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

As of September 30, 2024, we had $533.0 million of borrowings and $47.2 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $669.8 million under the Credit Facility was available for borrowing.

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

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of September 30, 2024, we have outstanding €600.0 million ($668.0 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

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

On June 21, 2024, the Company rolled the $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit on or before September 30, 2024, and a credit limit of $250 million on or after October 1, 2024 for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025. The loan had an outstanding balance of $250 million at September 30, 2024. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made.  The weighted-average interest rate from loan inception date to September 30, 2024, was 6.30%.

On June 27, 2024, the Company entered into an Uncommitted Loan Agreement for $300 million, fully drawn and outstanding at September 30, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2024. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.125% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to September 30, 2024 was 6.39%.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There was $4.8 million outstanding under these other obligation arrangements as of September 30, 2024.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2024 were $83.0 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2024 are currently estimated to range from approximately $100 million to $120 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financing will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

Inflation and functional currencies

Historically, the countries in which we operate have experienced low and stable inflation. Therefore, the local currency in each of these markets is the functional currency. The current inflationary period has put pressure on our results of operations and our financial ition, primarily in the form of increased compensation expense. In addition, we have seen some signs of inflation impacting demand for our products and services by affecting discretionary spend items, such as gaming products, in our epay business, discretionary travel expenditures in EFT, as well as some pressure on send amounts in money transfer.  As a consequence of this inflationary period, we expect to see increasing expenses forthcoming. We continually review inflation and the functional currency in each of the countries where we operate.

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2024, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2024. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of September 30, 2024, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2024, our total debt outstanding, excluding unamortized debt issuance costs, was $2,280.8 million. Of this amount, $525.0 million, net of debt discounts, or 23% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2024, the fair value of our fixed rate Convertible Notes was $514.8 million, compared to a carrying value of $525.0 million. Further, as of September 30, 2024 we had $533.0 million of borrowings under our Credit Facility, or 23% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $12.5 million. The carrying values of the Credit Facility approximates fair value because interest as of September 30, 2024, was based on SOFR that resets at various intervals of less than one year. Additionally, $668.0 million, or 29% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $668.0 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of September 30, 2024, the fair value of our fixed rate Senior Notes was $646.7 million, compared to a carrying value of $668.0 million. An additional $550.0 million, or 24% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates. The remaining $4.8 million, or 1% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates.

Additionally, as of September 30, 2024 we had approximately $4.0 million of finance leases with fixed payment and interest terms that expire between the years of 2024 and 2028.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the nine months ended September 30, 2024, approximately 75.3% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2024, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $140 million to $150 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. and our Senior Notes. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive income of approximately ($100) million to ($110 million) as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Income. As of September 30, 2024, we had foreign currency derivative contracts outstanding with a notional value of $531.3 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of September 30, 2024, the Company had foreign currency forward contracts outstanding with a notional value of $193.7  million, primarily in euros.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Income. As of September 30, 2024, we held foreign currency derivative contracts outstanding with a notional value of $1.1 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
Jul 1 - Jul 31, 2024	-	$-	-	$332.7
Aug 1 - Aug 31, 2024	905,472	100.72	905,472	241.5
Sept 1- Sept 30, 2024	94,528	106.67	94,528	581.4
Total	1,000,000	$101.28	1,000,000

(1) On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of September 30, 2024, 5.9 million shares were available to be repurchased under this repurchase program. On September 11, 2024, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. As of September 30, 2024, 7.0 million shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2024 (unaudited) and December 31, 2023, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

November 4, 2024

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

