Form 10-K
period 2024-12-31
EURONET WORLDWIDE, INC.
filed 2025-02-25
CIK 1029199

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.4 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2024.

As of February 24, 2025, the registrant had 43,742,542 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Core Business Segments

We operate in the following three segments as of December 31, 2024:

Electronic Funds Transfer ("EFT") Segment

Our Electronic Funds Transfer ("EFT") segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced Automated Teller Machines ("ATMs") and Point-of-Sale ("POS") terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 55,248 ATMs, as of December 31, 2024, and approximately 1,160,000 POS terminals. In 2024, the EFT Processing Segment accounted for approximately 29% of Euronet's consolidated revenues.
epay Segment

Our epay segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 777,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content. In 2024, the epay Segment accounted for approximately 29% of Euronet's consolidated revenues.

Money Transfer Segment

Our Money Transfer segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 198 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. In 2024, the Money Transfer Segment accounted for approximately 42% of Euronet's consolidated revenues.

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

 Sources of Revenues

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges, and margins earned on DCC transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily operate across Europe, Africa, the Middle East, Asia Pacific, Latin America and the United States. As of December 31, 2024, we operated 55,248 ATMs compared to 47,303 at December 31, 2023.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, DCC transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 36.7% as indicated in the following table:

(in millions)	2020	2021	2022	2023	2024
EFT Processing Segment transactions per year	3,275	4,366	6,459	8,473	11,424

The increase in transactions for the past few years is the result of a significant increase in the volume of lower value, real time payment processing transactions on any wallet or e-commerce site in Asia Pacific. The associated revenue of these lower value, digitally initiated payment processing transactions is lower. As a result, our revenue growth will not correlate proportionately with the increase in our transaction volume growth.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, Indonesia and Pakistan. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to financial institutions since 1998 through our Software Solutions unit, and an innovative switching software package named "Ren", which is hosted in Germany, India and Indonesia, that was released in 2019. The processing centers operate 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to Ren.

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

We generally receive fees or earn margins from our customers for all types of ATM transactions:

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

epay Segment

Overview

We currently process and distribute prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards, and services on a network of approximately 777,000 POS terminals across approximately 362,000 retailer locations in Europe, the Middle East and Africa, Asia Pacific, North America and South America. Our processing centers for the epay segment are located in the United Kingdom, Germany, Italy, and the United States.

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

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content from mobile operators and other content providers. In 2024, approximately 68% of total revenues and approximately 76% of gross profit for the epay Segment was from electronic content other than prepaid mobile airtime (digital media products).

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

The number of transactions processed on our POS networks have increased over the last five years at a CAGR of approximately 16.2% as indicated in the following table:

(in millions)	2020	2021	2022	2023	2024
epay processing transactions per year	2,395	3,120	3,836	3,789	4,374

epay Segment Strategy

epay's strategy is to grow revenue and defend margins in developing markets by providing value-added services to mobile operators and to decrease our reliance on mobile top-up by increasing distribution of other electronic content, expanding epay branded content, introducing new solutions to new and existing customers, and focusing on geographic expansion. Strategic execution behind expansion of digital media electronic content includes the development of relationships with global consumer product brands. This strategy leverages the global scale of the epay business allowing global brands to be sold in many or all the countries in which we have a presence. Examples of global brands we distribute include iTunes, Google Play, Sony, and Microsoft.

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

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, Xe and Dandelion. Ria provides consumer-to-consumer money transfer services through a global network of more than 608,000 locations and via our website riamoneytransfer.com. We send money transfers from approximately 142 countries, with money transfer delivery completed in 196 countries. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites, and mobile wallet apps, allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

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

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 11.0% as indicated in the following table:

(in millions)	2020	2021	2022	2023	2024
Money transfer transactions per year	116.5	135.1	147.9	161.7	176.9

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

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $71.3 billion in money transfers in 2024.

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

In addition to money transfers, Ria also offers customers bill payment services, payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Our bill payment services offer timely posting of customer bills for over 7,900 companies, including electric and gas utilities and telephone/wireless companies. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.

Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. This enables these companies to build financial solutions with real-time payment capabilities to the more than 608,000 cash locations, and 4.1 billion bank accounts and 3.1 billion digital wallet accounts the Euronet money transfer network reaches.

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

Money Transfer Segment Strategy

The Money Transfer Segment's strategy is to increase the volume of money transfers processed by leveraging our existing banking and merchant/retailer relationships to expand direct to consumer digital products, and Dandelion’s wholesale products through its agent and correspondent networks in existing corridors. In addition, we pursue expansion into high-potential money transfer corridors from the U.S. and internationally beyond the traditional U.S. to Mexico corridor. Further, we expect to continue to take advantage of cross-selling opportunities with our epay and EFT Processing Segments by providing prepaid services through our stores and agents and offering our money transfer services at select prepaid retail locations and ATMs we operate in key markets. We will continue to make investments in our systems to support this growth. Additionally, we are expanding our Xe business into new markets.

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

Employees

We had approximately 10,600, 10,000 and 9,500 employees as of December 31, 2024, 2023, and 2022, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2024 and we consider relations with our employees to be good.

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

PSD2 requires a license to perform certain defined "payment services" in a European Economic Area (“EEA”) Member State and such license may be extended throughout other Member States of the EEA through passporting of the license (either on a freedom of service or freedom of establishment basis). Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. In addition, certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. We have payment institution licenses in the U.K., France, Germany, Greece and Spain and are complying with these requirements. We passported our U.K., German, and Spanish payment services authorizations to several EEA Member States. As a result of Brexit, our U.K, payment institution is no longer capable of passporting its license into the EEA and the relevant EEA business was transferred to our other licenses prior to the end of the Brexit transition period. Additionally, in the U.K., we have obtained an e-money license. The e-money license allows Euronet to issue e-money and provide the same payment services as a PSD2 licensee. The e-money license imposes certain requirements similar to those of the payment services license, including minimum capital requirements, consumer disclosure and internal controls.

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

The brand names of "Ria," "Ria Financial Services," "Ria Envia," "Xe," "Dandelion," derivations of those brand names and certain other brand names, and related logo's, are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names and logos is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

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

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as of December 31, 2024 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	68	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	67	November 2002	Executive Vice President - Chief Financial Officer
Adam J. Godderz	50	May 2024	General Counsel and Secretary
Kevin J. Caponecchi	58	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	54	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	61	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	49	January 2014	Senior Vice President - Chief Technology Officer

MICHAEL J. BROWN, Chairman, Chief Executive Officer and President. Mr. Brown co-founded Euronet in 1994 and has served as its chief executive officer ever since. He is chairman of Euronet’s board of directors and the Company’s President. An accomplished entrepreneur with 30+ years of combined experience in the computer software and digital payments business, he is actively involved in Euronet's day-to-day operations while overseeing the company’s business strategy, financial performance, and growth across all markets. Mr. Brown’s guidance has been instrumental in developing Euronet’s global cash/digital payments network and diverse products and services that provide Euronet with resiliency to changing market conditions and continual year-over-year growth in the global payments marketplace. Following early successes in his career with Kansas City-area companies Informix and Visual Tools, Mr. Brown founded Euronet in 1994 in Budapest, Hungary, by installing the first independent, non-bank-owned ATM network in Central Europe. Guiding the company through several strategic acquisitions and technology endeavors since then, Mr. Brown has grown Euronet to approximately 10,600 employees and 67 offices worldwide. He has also brought financial inclusion and convenience to businesses and consumers through a payments network spanning more than 200 countries and territories. A lifelong Kansas Citian, Mr. Brown is an active supporter and past and present board member of many Kansas City-area charities.

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

ADAM J. GODDERZ, General Counsel and Secretary. Mr. Godderz has been General Counsel and Secretary of Euronet since joining the Company in May 2024. Prior to joining Euronet, Mr. Godderz was with Kansas City Southern for 16 years, most recently serving as their Senior Vice-President Legal Officer and Corporate Secretary from 2019-2023.

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

Dr. MARTIN L. BRUCKNER, Senior Vice President - Chief Technology Officer. Dr. Bruckner has been Senior Vice President and Chief Technology Officer of Euronet since January 2014. Dr. Bruckner joined Euronet in 2007 as head of software development and IT operations for Transact GmbH. In 2009, he was promoted to Chief Technology Officer of Euronet's epay segment. Prior to joining Euronet, Dr. Bruckner established his own IT company called MLB Development GmbH, where he developed software systems for various European companies. Dr. Bruckner has more than 20 years of software development experience and published his first software product (BBS systems) at the age of 15. He received a Doctorate of Law from the University of Rostock and a law degree from the University of Bielefeld.

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

GOVERNMENT AND REGULATION

As a multinational company, we face legal and operational risks from diverse local regulations that may impact our operations.

Conducting business internationally complicates compliance with varied regional laws. Our financial transaction processing networks introduce new products that are subject to rapidly changing regulations. Despite having skilled local personnel, we cannot guarantee full compliance with customs, currency controls, data protection, anti-money laundering, sanctions, employment, and transfer pricing laws. We also cannot predict potential changes to these regulations that may negatively affect our business.

For our epay Segment, as we expand our electronic payment offerings, these may become subject to state, federal, or international laws requiring licensure for us and our partners. Increased regulation could adversely impact our epay business, particularly if gift voucher regulations change, affecting revenue from unredeemed vouchers.

Our money transfer services are regulated by U.S. states, the federal government, and foreign governments where we operate. Changes in these regulations or our ability to maintain necessary licenses may materially affect our financial results and cash flow. Furthermore, evolving regulations may alter the competitive landscape, potentially impacting our financial outcomes. New laws or changes from organizations like Visa® and Mastercard® that limit our pricing or services could substantially affect our business. Additionally, shifts in regulatory interpretations could heighten the risk of enforcement actions, fines, and penalties across jurisdictions.

Our operations in emerging markets, including Central and Eastern Europe, the Middle East, Asia Pacific, Africa, and South America, expose us to significant geopolitical and economic risks.

  Political Instability: Political unrest, regime change, and military conflicts can disrupt our operations, damage our assets, and impact consumer confidence.
  Economic Downturns: Economic downturns, including those driven by inflation, currency fluctuations, and global recessions, can reduce demand for our services and negatively impact our financial performance.
  Regulatory Uncertainty: Changes in government policies, including those related to foreign investment, currency controls, and taxation, can create significant uncertainty and operational challenges.
  Repatriation of Profits: Restrictions on the repatriation of profits from foreign subsidiaries can limit our ability to access capital and negatively impact our financial flexibility.
The ongoing geopolitical tensions, including the conflict in Ukraine, highlight the potential for unforeseen events to significantly impact our business and financial results.

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

The European Union ("EU") member states formally adopted the EU's Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 15 percent minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While we do not anticipate that the Pillar Two Directive will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate, including eligibility for any transitional safe harbor rules.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or other similar anti-corruption laws.

Our global operations expose us to the risk of violating anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions. These laws prohibit improper payments to government officials or employees of commercial enterprises. We operate in various countries with varying levels of corruption, and complying with these laws can sometimes conflict with local customs. Our interactions with government officials and our contracts with foreign entities increase the risk of violations.

Despite our compliance policies and procedures, there is no guarantee that all our employees, consultants, and agents will adhere to them. Violations of anti-corruption laws could result in significant penalties, including criminal and civil fines, which could materially harm our financial performance.

Impact of Immigration Patterns

Our money transfer business heavily relies on remittances sent by workers who migrate to foreign countries for employment. Changes in U.S. and foreign government immigration policies, including those related to worker visas and border controls, could significantly impact migration patterns. A decline in immigration due to policy changes could adversely affect the volume of money transfers processed through our platform, negatively impacting our revenues and earnings.

Market Expansion and Regulatory Risks

Our future growth depends on our ability to expand our market share in the existing electronic money transfer market and successfully enter new markets. Achieving this requires significant investments in technology and distribution channels, which may not be feasible given our available resources. Additionally, the evolving regulatory landscape, including anti-money laundering (AML), sanctions, and consumer protection regulations, presents significant compliance challenges. Non-compliance with these regulations could result in substantial fines and penalties, potentially impacting our financial performance and hindering our growth prospects.

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

ATM Processing Risks

Our ATM business faces several key risks related to:

Transaction Fees:

  We are subject to competitive pressures on ATM transaction fees, including potential reductions in interchange fees set by card networks and declining fees charged to customers.
  Our ability to maintain or increase transaction fees is limited, as they are often determined by market forces and agreements with other industry players.

Settlement Risks:

  We rely on third parties, such as card networks and processing switches, for the settlement of transactions.
  Changes in rules or procedures by these third parties, or their failure to fulfill their obligations, could disrupt settlement processes and negatively impact our revenue.

Dependence on Third Parties:

  Our business is dependent on the continued cooperation and support of card networks, processing switches, and other third parties.
  Changes in their policies, rules, or fees could significantly impact our profitability.
21

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

Dependence on Third Parties for ATM Operations

Our ATM operations rely heavily on third parties, including:

  Sponsor Banks: In many markets, we require sponsor bank arrangements to comply with local regulations and operate on financial transaction switching networks.
  Cash Providers: We rely on third-party financial institutions to provide a significant portion of the cash required to operate our ATM networks.

Dependence on these third parties presents several risks:

  Loss of Operating Licenses: Failure to secure or maintain sponsor bank arrangements could prevent us from operating in certain markets.
  Disruption of Cash Supply: If cash providers terminate their agreements or are unable to fulfill their obligations, it could severely disrupt our ATM operations and require us to find alternative sources of funding, potentially at higher costs.
  Negotiation Challenges: Negotiating and maintaining favorable terms with sponsor banks and cash providers can be challenging and may involve significant costs.

These risks could adversely impact our ability to operate our ATM networks, increase our operating costs, and negatively impact our financial results.

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
22

CORPORATE GROWTH STRATEGIES

Risks Related to Acquisitions

Our growth strategy may include future acquisitions. However, acquisitions involve inherent risks, including:

  Integration Challenges: Successfully integrating acquired businesses can be complex and challenging. Difficulties in integrating operations, technology, and personnel can disrupt business operations, negatively impact customer relationships, and hinder the achievement of anticipated synergies.
  Unforeseen Liabilities and Contingencies: Acquired businesses may have undisclosed liabilities or contingent obligations that could adversely impact our financial results.
  Difficulties in Achieving Synergies: Realizing the anticipated synergies from acquisitions can be difficult and may take longer than expected. Factors such as unforeseen competitive pressures, regulatory changes, and economic downturns can hinder the achievement of these synergies.
  Dilution of Shareholder Value: Acquisitions may be financed through the issuance of equity, which could dilute existing shareholders' ownership and potentially depress the market price of our common stock.

If consumer confidence in our business or brands declines, our business may be adversely affected.

A decline in consumer confidence in our brands, our ability to provide reliable and secure services, or the money transfer industry as a whole could materially and adversely impact our business.

Specifically, a decline in consumer confidence could:

  Reduce transaction volumes: Customers may choose to use alternative money transfer methods, such as cash or competing services, or may reduce their overall remittance activity.
  Increase customer churn: Existing customers may switch to competitors perceived to be more reliable or trustworthy.
  Damage our reputation: Negative publicity or perceived service disruptions can erode customer trust and negatively impact our brand image.
  Increase operating costs: We may need to invest in additional marketing and customer service efforts to regain customer trust and mitigate the impact of declining confidence.

A significant decline in consumer confidence could have a material adverse effect on our revenue, profitability, and financial condition.

CAPITAL MARKETS AND ECONOMIC CONDITIONS

Macroeconomic and Currency Risks

Our business is subject to various macroeconomic and currency risks, including:

  Economic Cycles and Seasonality:
    Economic downturns, recessions, and changes in consumer spending patterns can negatively impact transaction volumes across our business segments.
    Seasonal fluctuations in demand, such as holiday seasonality and tourism patterns, can lead to significant variations in our quarterly results.
  Currency Fluctuations:
    Fluctuations in foreign exchange rates can adversely impact our financial results, particularly in the Money Transfer Segment where we are exposed to currency exchange risk between the currencies of sending and receiving countries.
    The adoption of new currencies in the countries where we operate could also create significant operational and financial challenges.
  Geopolitical and Economic Instability:
    Geopolitical events, such as wars, political instability, and natural disasters, can disrupt our operations and negatively impact customer demand.

These risks can impact our business by:

  Reducing transaction volumes.
  Increasing operating costs.
  Impairing the value of our assets.
  Creating volatility in our financial results.

We utilize various strategies to mitigate these risks, such as:

  Diversification of our geographic footprint.
  Hedging strategies to mitigate currency exchange risk.
  Continuous monitoring of economic and political developments.

However, we cannot fully eliminate the impact of these macroeconomic and currency risks on our business.

We have a substantial amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2024, total liabilities were $4,605 million, of which $1,379 million represents long-term liabilities, and total assets were $5,835 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

CYBER, PHYSICAL ASSET, AND DATA SECURITY

Our business relies heavily on sophisticated computer systems and networks. These systems are vulnerable to various operational and cybersecurity risks, including:

  System Outages: Disruptions to our computer systems and telecommunications networks due to hardware or software failures, power outages, natural disasters, or security breaches can significantly impact our operations, leading to service interruptions, revenue losses, and damage to our reputation.
  Cybersecurity Threats: We face the risk of cyberattacks, including data breaches, malware infections, ransomware attacks, and denial-of-service attacks. These threats can result in unauthorized access to sensitive customer data, financial losses, reputational harm, regulatory fines, and legal liabilities.
  Data Privacy and Security: We are subject to stringent data privacy and security regulations. Breaches of customer data can result in significant fines, litigation, and damage to our brand.

Our mitigation efforts include:

  Implementing robust security measures, such as encryption, access controls, and intrusion detection systems.
  Maintaining business continuity and disaster recovery plans.
  Regularly updating and enhancing our security protocols.

However, despite these efforts, we cannot guarantee complete protection against all cyber threats and operational disruptions.

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

We are subject to an increasing number of federal, state, and international laws relating to the collection, use, retention, security and transfer of various types of personal information. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among us and our international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes us to incur substantial costs and has required and may in the future require us to change its our business practices. Noncompliance could result in significant penalties or legal liability. We make statements about its our use and disclosure of personal information through its our privacy policy, information provided on its our website, press statements and other privacy notices provided to customers. Any failure by us to comply with these public statements or with other federal, state or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities or others. In addition to reputational impacts, penalties could include ongoing audit requirements and significant legal liability. In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data, financial data and biometric data. Health data and financial data are subject to additional privacy, security and breach notification requirements, and we are subject to audit by governmental authorities regarding our compliance with these obligations. If we fail to adequately comply with these rules and requirements, or if health data or financial data is handled in a manner not permitted by law or under our agreements with healthcare or financial institutions, we can be subject to litigation or government investigations, and can be liable for associated investigatory expenses, and can also incur significant fees or fines. Payment card data is also subject to additional requirements. Under payment card rules and obligations, if cardholder information is potentially compromised, we can be liable for associated investigatory expenses and can also incur significant fees or fines if we fail to follow payment card industry data security standards. We could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails we fail to follow payment card industry data security standards, which could materially adversely affect our business, reputation, results of operations and financial condition.

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

Pricing and Competitive Pressures

Setting competitive and profitable remittance prices across various corridors presents significant challenges.

Factors such as:

  Intense Competition: The global remittance market is highly competitive with numerous players, including traditional money transfer operators, banks, and fintech companies.
  Varying Market Dynamics: Each remittance corridor (e.g., Mexico to the U.S., Philippines to the U.S.) has unique characteristics, including varying levels of competition, customer demand, regulatory environments, and operating costs.
  Currency Fluctuations: Exchange rate volatility can significantly impact profitability, requiring constant adjustments to pricing models.
  Regulatory Changes: Changes in regulations in sending or receiving countries, including fees, taxes, and anti-money laundering requirements, can impact pricing and profitability.
  Customer Sensitivity to Price: Remittance customers are highly price-sensitive. Setting prices too high can deter customers and lead to market share loss, while setting prices too low can negatively impact profitability.

Failure to accurately assess and respond to these factors could result in:

  Reduced revenue and profitability.
  Loss of market share to competitors.
  Difficulty in achieving and maintaining sustainable growth.

The Company continuously monitors market trends, analyzes competitive pricing, and adjusts its pricing strategies to maintain competitiveness while ensuring profitability.

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
28

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

An additional 11.6 million shares of common stock, representing approximately 27% of the shares outstanding as of December 31, 2024, could be added to our total common stock outstanding through the exercise of options or the issuance of additional shares of our common stock pursuant to existing convertible debt and other agreements. Once issued, these shares of common stock could be traded into the market and result in a decrease in the market price of our common stock.

As of December 31, 2024, we had 5.2 million options and 0.8 million restricted stock awards outstanding, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our common stock. Of this amount, 3.7 million options are vested and exercisable as of December 31, 2024. Approximately 2.8 million additional shares of our common stock may be issued in connection with our stock incentive and employee stock purchase plans. Accordingly, based on current trading prices of our common stock, approximately 3.1 million shares could potentially be added to our total current common stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 6.0 million total options and restricted stock awards outstanding, an aggregate of 3.7 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Upon the occurrence of certain events, another 2.8 million shares of common stock could be issued upon conversion of the Company's convertible notes issued in March 2019; in certain situations, the number of shares issuable could be higher. While we have stated that we intend to settle any conversion of these notes by issuing cash for the principal value of the notes and paying cash or issuing shares of common stock for the conversion value in excess of the principal, which would significantly reduce the number of shares issued upon conversion, if our financial condition significantly and adversely changes, we may not be able to settle as intended should the notes be converted.

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

The Company’s CTO reports to our Chief Executive Officer and has been with Euronet 17 years and is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board of Directors (the “Board”). Many on our Information Technology ("IT") security team leadership have over a decade of cybersecurity and IT control experience, certifications, and external and internal IT audit experience. The Chief Information Security Officer ("CISO") reports to executive management independent of IT and is responsible for management of cybersecurity risk, security governance and compliance, security policies, security training, and the overall protection and defense of our networks, systems, and company data. The CISO manages the global security governance, risk, and compliance teams and is responsible for ensuring we meet our regulatory and compliance requirements as related to PCI DSS, ISO 27001, and other certifications we hold globally that support our business products and services. The Global Director of Cybersecurity reports to the CTO and manages our security toolbelt and implementations, incident response, alert management, and various technical security teams. The CISO and Global Director of Cybersecurity manage teams of cybersecurity professionals with broad experience and expertise, including PCI and other regulatory compliance, threat assessments and detection, forensic investigations, mitigation technologies, cybersecurity training, incident response, insider threats, third party risk, penetration testing, and security engineering expertise. Many members of the security leadership team across the organization have been with Euronet for more than 10 years. The global and segment security leadership teams work closely with legal, privacy, audit, and compliance teams to ensure we meet regulatory requirements and work together to address cyber risks in all functional areas of the organization. We also conduct strategic in person and virtual annual, quarterly, and monthly security meetings with key members of security and IT leadership to align on security priorities, initiatives, and requirements.

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
30

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

External Assessments – We engage external assessors to evaluate, test, and conclude on the design and effectiveness of security controls and processes. We engage quality assessors for vulnerability and penetration testing as well as for security certification and/or regulatory requirements. Further, we have external audits performed by customers, banking and government regulators, and public accounting firms as part of financial and statutory audit purposes. In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

For more information on security and cybersecurity threats we face, please see “Risk Factors.”
31

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2024, we also have 35 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and three in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, Indonesia and Pakistan. Processing centers we operate for the epay Segment are located in the U.K., Germany, Italy, and the U.S. Our processing centers for the Money Transfer Segment are located in the U.S., the U.K., New Zealand, and Malaysia.

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
During July 2024, the Company received an adverse judicial decision related to withholding taxes on certain agency relationships in Italy within the Money Transfer Segment, which the Company has appealed. In January 2025, the Company received a positive judicial decision in the same court related to the same issue but corresponding to a different taxable period. The Company completed an assessment and concluded that it is reasonably possible that a liability has been incurred, but not probable. The principal amount of the agent-based withholding tax could be approximately $16.5 million for all open periods.
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

Holders

At December 31, 2024, we had 51 stockholders of record of our common stock, and none of our preferred stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2024, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

The following graph compares Euronet Worldwide Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq Composite index and the Nasdaq US Benchmark Financial Services TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2019, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

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

Equity Compensation Plan Information

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Stock Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information related to our equity compensation plans.

Stock Repurchases

The following table provides information with respect to shares of the Company's Common Stock that were purchased during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
October 1 - October 31, 2024	—	$—	—	$581.4
November 1 - November 30, 2024	—	—	—	581.4
December 1 - December 31, 2024	475,533	105.1	475,533	531.4
Total	475,533	$105.1	475,533

(1) The repurchase program, initiated on September 13, 2022, to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024, has been completed. During 2024, we repurchased 850,528 shares under the repurchase program at a weighted average purchase price of $113.63 for a total value of $96.6 million. On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During 2024, we repurchased 1,625,005 shares under the repurchase program at a weighted average purchase price of $103.73 for a total value of $168.6 million. On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During 2024, the Company did not repurchase shares under this plan. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2024 items and year-to-year comparisons between 2024 and 2023.  Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Company Overview, Geographic Locations and Principal Products and Services

Euronet is a leading financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) Our Electronic Funds Transfer (EFT) segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 55,248 ATMs, as of December 31, 2024, and approximately 1,160,000 POS terminals.

2) Our epay segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 64 countries. We operate a network that includes approximately 777,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3) Our Money Transfer segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 197 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms.  Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

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

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 29% of total consolidated revenues for the year ended December 31, 2024, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payments, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 29% of total consolidated revenues for the year ended December 31, 2024, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 68% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% of total consolidated revenues for the year ended December 31, 2024, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2024 and 2023

	Revenues		Operating Income (Expense)
(in millions)	2024	2023	2024	2023
EFT Processing	$1,161.2	$1,058.3	$256.0	$206.3
epay	1,150.5	1,082.4	129.9	126.2
Money Transfer	1,686.5	1,555.2	201.0	185.4
Total	3,998.2	3,695.9	586.9	517.9
Corporate services, eliminations and other	(8.4)	(7.9)	(83.7)	(85.3)
Total	$3,989.8	$3,688.0	$503.2	$432.6

Summary

Our annual consolidated revenues increased by 8.2% for 2024 compared to 2023. The increase in revenues for 2024 was primarily due to the increases in transaction volumes across all three segments.

Our annual consolidated operating income increased by 16.3% for 2024 compared to 2023. The increase in operating income for 2024 was primarily due to the increases in transaction volumes across all three segments.

Net income attributable to Euronet for 2024 was $306.0 million, or $6.45 per diluted share compared to a net income attributable to Euronet for 2023 of $279.7 million, or $5.50 per diluted share.

Impact of changes in foreign currency exchange rates

Our revenues and local expenses are recorded in the functional currencies of our operating entities and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2024 consolidated operating income was approximately 0.1% higher due to changes in foreign currency exchange rates when compared to 2023. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2024 and 2023, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2024 Increase (Decrease) Percent
Currency	2024	2023
Australian dollar	$0.6594	$0.6644	(0.8)%
British pound	$1.2776	$1.2435	2.7%
Canadian dollar	$0.7303	$0.7412	(1.5)%
euro	$1.0816	$1.0813	0.0%
Hungarian forint	$0.0027	$0.0028	(3.6)%
Indian rupee	$0.0120	$0.0121	(0.8)%
Malaysian ringgit	$0.2190	$0.2197	(0.3)%
New Zealand dollar	$0.6047	$0.6141	(1.5)%
Polish zloty	$0.2516	$0.2385	5.5%

Comparison of Operating Results For The Years Ended December 31, 2024 and 2023 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,161.2	$1,058.3	$102.9	9.7%
Operating expenses:
Direct operating costs	605.4	572.1	33.3	5.8%
Salaries and benefits	146.8	126.5	20.3	16.0%
Selling, general and administrative	55.1	58.8	(3.7)	(6.3)%
Depreciation and amortization	97.9	94.6	3.3	3.5%
Total operating expenses	905.2	852.0	53.2	6.2%
Operating income	$256.0	$206.3	$49.7	24.1%
Transactions processed (millions)	11,424	8,473	2,951	34.8%
Active ATMs as of December 31	49,945	47,303	2,642	5.6%
Average active ATMs	51,450	49,080	2,370	4.8%

Revenues

EFT Processing Segment total revenues were $1,161.2 million for the year ended December 31, 2024, an increase of $102.9 million or 9.7% compared to the same period in 2023. Revenues increased for the year ended December 31, 2024 compared to the same period in 2023 due to an increase in average active ATMs, an increase in our most profitable international transactions driven by cross-border recovery levels, corresponding DCC and surcharge revenues and continued expansion to new markets. Foreign currency movements increased revenues by approximately $1.2 million for the year ended December 31, 2024, compared to the same period in 2023.

Revenue per transaction was $0.10 for the year ended December 31, 2024, compared to $0.12 for the same period in 2023. The decrease in revenue per transaction was driven by an increase in high volume low value transactions initiated through digital wallets.

Average monthly revenues per ATM increased to $1,881 for the year ended December 31, 2024 compared to $1,797 for the same period in 2023.

Direct operating costs

EFT Processing Segment direct operating costs were $605.4 million for the year ended December 31, 2024, an increase of $33.3 million or 5.8% compared to the same period in 2023. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the year ended December 31, 2024, the increase in direct operating costs was primarily due to the increase in transaction volumes, and costs associated with modifying our estate of ATMs. Foreign currency movements increased direct operating costs by approximately $0.4 million for the year ended December 31, 2024 compared to the same period in 2023.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $555.8 million for the year ended December 31, 2024, an increase of $69.6 million or 14.3% compared to $486.2 million for the same period in 2023. Gross profit as a percentage of revenues (“gross margin”) increased to 47.9% for the year ended December 31, 2024, compared to 45.9% for the same period in 2023. For the year ended December 31, 2024, the increase in gross profit was primarily driven by the revenue increase from additional transaction volumes into new geographies.

Salaries and benefits

Salaries and benefits expenses were $146.8 million for the year ended December 31, 2024, an increase of $20.3 million or 16.0% compared to the same period in 2023. The increase in salaries and benefits for the year ended December 31, 2024 compared to the same period in 2023 was primarily driven by an increased headcount. As a percentage of revenues, these expenses increased to 12.6% for the year ended December 31, 2024, compared to 12.0% for the same period in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $55.1 million for the year ended December 31, 2024, a decrease of $3.7 million or 6.3% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 4.7% for the year ended December 31, 2024, compared to 5.6% for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $97.9 million for the year ended December 31, 2024, an increase of $3.3 million or 3.5% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 8.4% for the year ended December 31, 2024, compared to 8.9% for the same period in 2023.

Operating income

EFT Processing Segment had operating income of $256.0 million for the year ended December 31, 2024, compared to operating income of $206.3 million in 2023, an increase of $49.7 million compared to the same period in 2023. Operating income as a percentage of revenues (“operating margin”) increased to 22.0% for the year ended December 31, 2024, compared to 19.5% for the same period in 2023. Operating income per transaction was $0.02 for the year ended December 31, 2024 and 20023, respectively.  The increase in operating income was primarily driven by the increase in transactions.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,150.5	$1,082.4	$68.1	6.3%
Operating expenses:
Direct operating costs	872.7	819.1	53.6	6.5%
Salaries and benefits	102.0	91.1	10.9	12.0%
Selling, general and administrative	38.6	39.1	(0.5)	(1.3)%
Depreciation and amortization	7.3	6.9	0.4	5.8%
Total operating expenses	1,020.6	956.2	64.4	6.7%
Operating income	$129.9	$126.2	$3.7	2.9%
Transactions processed (billions)	4.37	3.79	0.58	15.4%

Revenues

epay Segment total revenues were $1,150.5 million for the year ended December 31, 2024, an increase of $68.1 million or 6.3% compared to the same period in 2023. Foreign currency movements decreased revenues by approximately $1.4 million for the year ended December 31, 2024, compared to the same period in 2023. The increase in revenues was driven by continued expansion of digital media and mobile sales. Revenues per transaction decreased to $0.26 for the year ended December 31, 2024, compared to $0.29 for the same period in 2023.

Direct operating costs

epay Segment direct operating costs were $872.7 million for the year ended December 31, 2024, an increase of $53.6 million or 6.5% compared to the same period in 2023. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The increase in direct operating costs was primarily due to an increase in cost for transaction volumes of low-value mobile top-up transactions and an increase in retailer commissions. Foreign currency movements decreased these expenses by $0.9 million for the year ended December 31, 2024, compared to the same period in 2023.

Gross profit

Gross profit was $277.8 million for the year ended December 31, 2024, an increase of $14.5 million or 5.5% compared to $263.3 million for the same period in 2023. Gross margin decreased to 24.1% for the year ended December 31, 2024, compared to 24.3% for the same period in 2023.

Salaries and benefits

Salaries and benefits expenses were $102.0 million for the year ended December 31, 2024, an increase of $10.9 million or 12.0% compared to the same period in 2023. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 8.9% for the year ended December 31, 2024, compared to 8.4% for the year ended December 31, 2023.

Selling, general and administrative

Selling, general and administrative expenses were $38.6 million for the year ended December 31, 2024, a decrease of $0.5 million or 1.3% compared to the same period in 2023. As a percentage of revenues, these expenses decreased to 3.4% for the year ended December 31, 2023, compared to 3.6% for the year ended December 31, 2023.

Depreciation and amortization

Depreciation and amortization expenses were $7.3 million for the year ended December 31, 2024, an increase of $0.4 million or 5.8% compared to the same period in 2023. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses were 0.6% for the year ended December 31, 2024, and 2023, respectively.

Operating income

epay Segment operating income was $129.9 million for the year ended December 31, 2024, an increase of $3.7 million or 2.9% compared to the same period in 2023. Operating margin decreased to 11.3% for the year ended December 31, 2024, compared to 11.7% for the same period in 2023. Operating income per transaction was $0.03 for the year ended December 31, 2024, and 2023, respectively. The increase in operating income was primarily driven by the increase in transactions.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,686.5	$1,555.2	$131.3	8.4%
Operating expenses:
Direct operating costs	919.7	839.5	80.2	9.6%
Salaries and benefits	333.4	310.5	22.9	7.4%
Selling, general and administrative	206.4	188.8	17.6	9.3%
Depreciation and amortization	26.0	31.0	(5.0)	(16.1)%
Total operating expenses	1,485.5	1,369.8	115.7	8.4%
Operating income	$201.0	$185.4	$15.6	8.4%
Transactions processed (millions)	176.9	161.7	15.2	9.4%

Revenues

Money Transfer Segment total revenues were $1,686.5 million for the year ended December 31, 2024, an increase of $131.3 million or 8.4% compared to the same period in 2023. The increase in revenues was the result of 12% growth in U.S.-outbound transactions, 11% growth in international-originated money transfers and 16% growth in xe transactions, partially offset by a 14% decline in the intra-U.S. business. These transaction growth rates include 28% growth in direct-to-consumer digital transactions. Revenues per transaction decreased to $9.53 for the year ended December 31, 2024, compared to $9.62 for the same period in 2023. Foreign currency movements did not significantly impact revenues year-over-year.

Direct operating costs

Money Transfer Segment direct operating costs were $919.7 million for the year ended December 31, 2024, an increase of $80.2 million compared to the same period in 2023. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S. outbound and international-originated money transfer transactions and corresponding increase in agent commissions. Foreign currency movements did not significantly impact direct operating costs year-over-year.

Gross profit

Gross profit was $766.8 million for the year ended December 31, 2024, an increase of $51.1 million or 7.1% compared to $715.7 million for the same period in 2023. Gross margin decreased to 45.5% for the year ended December 31, 2024, compared to 46.0% for the same period in 2023. The increase in gross profit was primarily attributable to the increase in transaction volume and relative decrease of agent commissions for the year ended December 31, 2024.

Salaries and benefits

Salaries and benefits expenses were $333.4 million for the year ended December 31, 2024, an increase of $22.9 million or 7.4% compared to the same period in 2023. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses decreased to 19.8% for the year ended December 31, 2024, compared to 20.0% for the same period in 2023.

Selling, general and administrative

Selling, general and administrative expenses were $206.4 million for the year ended December 31, 2024, an increase of $17.6 million or 9.3% compared to the same period in 2023. The increase in these expenses was primarily driven by an increase in advertising and promotions, bad debt expenses, product hardware, software, rent and utilities and travel-related expenses, partially offset by a decrease in professional fees. As a percentage of revenues, these expenses increased to 12.2% for the year ended December 31, 2024, compared to 12.1% for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expenses were $26.0 million for the year ended December 31, 2024, a decrease of $5.0 million or 16.1% compared to the same period in 2023. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements, and office equipment. As a percentage of revenues, these expenses decreased to 1.5% for the year ended December 31, 2024, compared to 2.0% for the same period in 2023.

Operating income

Money Transfer Segment operating income was $201.0 million for the year ended December 31, 2024, an increase of $15.6 million or 8.4% compared to the same period in 2023. Operating margin was 11.9% for the year ended December 31, 2024 and 2023, respectively. Operating income per transaction decreased to $1.14 for the year ended December 31, 2024, compared to $1.15 for the same period in 2023. The increase in operating income for the year ended December 31, 2024 compared to the same period in 2023 was primarily driven by the increase in transaction volume.

Corporate Services

The following table summarizes the results of operations for Corporate Services for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$68.0	$74.8	$(6.8)	(9.1)%
Selling, general and administrative	15.2	10.1	5.1	50.5%
Depreciation and amortization	0.6	0.4	0.2	50.0%
Total operating expenses	$83.8	$85.3	$(1.5)	(1.8)%

Corporate operating expenses

Total Corporate operating expenses were $83.8 million for the year ended December 31, 2024, a decrease of $1.5 million or 1.8%, compared to the same period in 2023. The decrease was primarily due to a decrease in share-based compensation and bonuses for the year ended December 31, 2024, compared to the same period in 2023.

Other Expense, Net

	Year Ended December 31,		Year-over-Year Change
(dollar amounts in millions)	2024	2023	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$23.8	$15.2	$8.6	56.6%
Interest expense	(80.5)	(55.6)	(24.9)	44.8%
Foreign currency exchange (loss) / gain, net	(19.1)	8.0	(27.1)	(338.8)%
Other gains, net	21.5	0.2	21.3	10,650.0%
Other expense, net	$(54.3)	$(32.2)	$(22.1)	68.6%

Interest income and interest expense increased in 2024 compared to 2023 due to an increase in the variable interest rates.

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

We recorded a net foreign currency exchange loss of $19.1 million for the year ended December 31, 2024, compared to a net foreign currency exchange gain of $8.0 million for the same period in 2023. These realized and unrealized foreign currency exchange gains and losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in millions)	2024	2023
Income before income taxes	$448.9	$400.4
Income tax expense	(142.6)	(120.9)
Net income	$306.3	$279.5
Effective income tax rate	31.8%	30.2%
Income before income taxes	$448.9	$400.4
Adjust: Other gains, net	21.5	0.2
Adjust: Foreign currency exchange gain (loss), net	(19.1)	8.0
Income before income taxes, as adjusted	$446.5	$392.2
Income tax expense	$(142.6)	$(120.9)
Adjust: Income tax attributable to foreign currency exchange gain (loss), net	(8.7)	4.7
Income tax expense, as adjusted	$(133.9)	$(125.6)
Effective income tax rate, as adjusted	30.0%	32.0%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 31.8% and 30.2% for the years ended December 31, 2024 and 2023, respectively. The effective income tax rates were influenced by the impact of foreign currency exchange gains (losses). Excluding foreign currency exchange gains (losses) as well as the related tax effects for these items, our adjusted effective income tax rates were 30.0% and 32.0% for the years ended December 31, 2024 and 2023, respectively.

The effective income tax rate, as adjusted, for 2024 was higher than the applicable statutory income tax rate of 21% primarily because of certain foreign earnings being subject to higher local statutory tax rates. The effective income tax rate, as adjusted, for 2023 was higher than the applicable statutory income tax rate of 21% primarily because of the projected utilization of U.S. tax benefits, and certain foreign earnings being subject to higher local statutory tax rates. We determine income tax expense based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contract and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.

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

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $48.6 million as of December 31, 2024. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Net (Income) Loss Attributable To Non-controlling Interests

Non-controlling interests represent the elimination of net income or loss attributable to the minority shareholders' portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
Euronet China	80%	EFT - China
Euronet Pakistan	70%	EFT - Pakistan
Latam ATM Solutions	51%	EFT - South America

Net Income (Loss) Attributable to Euronet

Net income attributable to Euronet was $306.0 million for the year ended December 31, 2024, an increase of $26.3 million compared to net income in the same period in 2023. For the year ended December 31, 2024, the increase in net income was primarily attributable to the $135.3 million increase in gross profit driven by an increase in transaction volumes across all three segments and an increase in other gains of $21.3 million, partially offset by a $47.3 million increase in salaries and benefits, a $27.1 million foreign currency exchange loss, a $16.3 million increase in interest expenses and a $21.7 million increase in income tax expense.

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

We recorded a net loss on translation adjustments of $117.8 million for 2024 and a net gain of $47.9 million for 2023. In 2024, the U.S. dollar strengthened compared to key foreign currencies, resulting in translation losses which were recorded in comprehensive (loss) income. In 2023, the U.S. dollar weakened compared to key foreign currencies, resulting in translation gains which were recorded in comprehensive (loss) income.

Liquidity and Capital Resources

Working capital

As of December 31, 2024, we had working capital of $810.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $1,462.1 million as of December 31, 2023. The decrease in working capital was due to several changes in working capital line items, mainly due to 2023 ending in the weekend, which increased funding needs for our money transfer agents. 2024 ended on a Tuesday, which impacted our working capital line items positively as balances were settled before year-end. Our ratio of current assets to current liabilities was 1.25 and 1.54 at December 31, 2024 and December 31, 2023, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2024, we had approximately $643.8 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheets. ATM cash increased $118.6 million from $525.2 million as of December 31, 2023 to $643.8 million as of December 31, 2024.

The Company has $1,278.8 million of unrestricted cash as of December 31, 2024 compared to $1,254.2 million as of December 31, 2023. The Company has access to $2,289.8 million in available cash, and $1,335.1 million available under the Company's revolving credit facility.

We had cash, cash equivalents and restricted cash of $2,488.2 million as of December 31, 2024, of which $2.064.7 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
Liquidity	2024	2023
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$732.8	$643.1
Investing activities	(223.3)	(157.6)
Financing activities	(135.7)	(143.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(132.6)	(86.1)
Increase/(Decrease) in cash and cash equivalents and restricted cash	$241.2	$256.2

Operating cash flow

Cash flows provided by operating activities were $732.8 million for the year ended December 31, 2024 compared to $643.1 million for the same period in 2023. The increase in operating cash flows was primarily due to the increase in net income, increase in unrealized foreign exchange results and increase in working capital, partially offset by a decrease in the changes in non-current assets and liabilities.

Investing activity cash flow

Cash flows used in investing activities were $223.3 million for the year ended December 31, 2024 compared to $157.6 million for the same period in 2023. We used $117.2 million for purchases of property and equipment for the year ended December 31, 2024 compared to $94.4 million for the same period in 2023. We used $91.6 million for acquisitions in 2024 and there were no material acquisitions in 2023.

Financing activity cash flow

Cash flows used in financing activities were $135.7 million for the year ended December 31, 2024 compared to $143.2 million for the same period in 2023. The decrease in cash used in financing activities was primarily the result of the $120.3 million net borrowings on debt obligations/credit agreements for the year ended December 31, 2024 compared to $229.4 million for the same period in 2023. We repurchased $265.2 million of common stock during the year ended December 31, 2024 compared to repurchases of $378.4 million for the same period in 2023. We received proceeds of $17.2 million and $7.8 million during the year ended December 31, 2024 and 2023, respectively, for the issuance of stock in connection with our Stock Incentive Plan.

Other sources of capital

Credit Facility - On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a USD borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the previous Credit Facility. The multi-currency tranche of the revolving credit facility contains a sublimit of up to $500 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest on a margin over a secured financing rate or the base rate, as selected by the Company, which varies from 0.875% to 1.375%, in each case based on the Company’s current credit rating. The applicable margin for borrowings under the Credit Facility, based on the Company’s current credit rating is 1.075%.  In addition, the Company pays a facility fee on the total commitments made under the Revolving Credit Facility, which varies from 0.125% to 0.250%.  The current facility fee is 0.175%. As of December 31, 2024 and 2023, the stand-by letters of credit interest charges were each 1.25% per annum. Borrowing capacity under the Credit Facility as of December 31, 2024 was $1,335.1 million. The weighted-average interest rate of the Company's borrowings under the Credit Facility from January 1, 2024 to December 31, 2024 was 6.39%.

Uncommitted Line of Credit - On June 21, 2024, the Company rolled its existing $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit through September 30, 2024, and a credit limit of $250 million thereafter for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025. The loan had an outstanding balance of $250 million at December 31, 2024. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such Loan is made. The weighted-average interest rate from loan inception date to December 31, 2024, was 6.07%.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between us and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which are being amortized through March 1, 2025. The Company has a March 15, 2025 put date on the $525 million Convertible Notes, requiring us to issue a notice informing the market of this put date. Given current bond trading levels and our share price, we anticipate that bondholders will exercise their put option and as a result the Convertible Notes are classified as short-term obligations. As noted above, the holders of the Convertible Notes have the option to require the Company to repurchase their Convertible Notes on March 15, 2025. Given current bond trading levels and the Company’s share price, the Company anticipates that holders of the Convertible Notes will exercise their repurchase option and as a result the Convertible Notes are classified as short-term obligations on the Consolidated Balance Sheet as of December 31, 2024.
49

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that mature in May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2024, we have outstanding €600 million ($621.5 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2024, we had $1.7 million of unamortized debt issuance costs related to the Senior Notes.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. There were $37.7 million and $0.3 million outstanding under these other obligation arrangements as of December 31, 2024 and December 31, 2023. On October 9, 2024, the Company completed a facility of MYR 140 million and an overdraft facility of MYR 100 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of December 31, 2024 $37.4 million was borrowed under this facility.

Other uses of capital

Capital expenditures and needs— Total capital expenditures for 2024 were $117.2 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2025 are currently estimated to be approximately $85 million to $95 million.

Contractual lease obligations — We have entered into contractually binding operating and finance lease commitments to operate the business. Operating lease expenses were $51.6 million and $50.1 million for the years ended December 31, 2024 and 2023, respectively. Finance lease expenses were not material for 2024 or 2023. For additional information on operating and finance lease obligations, see Note 14, Leases, to the Consolidated Financial Statements.

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

Share repurchase plan

The repurchase program, initiated on September 13, 2022, to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024, has been completed. During 2024, we repurchased 850,528 shares under the repurchase program at a weighted average purchase price of $113.63 for a total value of $96.6 million.

On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During 2024, we repurchased 1,625,005 shares under the repurchase program at a weighted average purchase price of $103.73 for a total value of $168.6 million.

On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During 2024, the Company did not repurchase shares under this plan.

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

Off-balance sheet arrangements

We have certain significant off-balance sheet items described in Note 21, Commitments, to the Consolidated Financial Statements. On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2024.

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

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 15, Income Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $225.0 million as of December 31, 2024, partially offset by a valuation allowance of $75.0 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2024. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

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

As of December 31, 2024, the Consolidated Balance Sheet includes goodwill of $859.2 million and acquired intangible assets, net of accumulated amortization, of $188.9 million. For the year ended December 31, 2024, no impairment of goodwill or acquired intangible assets has been identified.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2024, our total debt outstanding, excluding unamortized debt issuance costs, was $1,954.6 million. Of this amount, $525 million, or 27% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $525.0 million outstanding principal amount of Convertible Notes accrues cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2024, the fair value of our fixed rate Convertible Notes was $515.4 million, compared to a carrying value of $525.0 million. Further, as of December 31, 2024, we had $520.4 million outstanding under our Credit Facility, or 27% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $19 million. The carrying value of the Credit Facility approximates fair value because interest as of December 31, 2024, was based on Secured Overnight Financing Rate (SOFR) that reset at various intervals of less than one year. Additionally, $621.5 million, or 32% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600.0 million outstanding principal amount of Senior Notes accrues cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2024, the fair value of our fixed rate Senior Notes was $604.8 million, compared to a carrying value of $621.5 million. Also, $250.0 million, or 13% of our total debt obligations, relates to an Uncommitted Loan Agreement, fully drawn and outstanding at December 31, 2024, for the sole purpose of providing vault cash for ATMs, that expires no later than June 20, 2025. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made.  The remaining $37.7 million, or less than 2% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the years ended December 31, 2024 and 2023, 76% of our revenues were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of December 31, 2024, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $115 million to $125 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of December 31, 2024, we had foreign currency derivative contracts outstanding with a notional value of $281.5 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of December 31, 2024, we held foreign currency derivative contracts outstanding with a notional value of $0.9 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars, and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2024, the Company had foreign currency forward contracts outstanding with a notional value of $710.4 million, primarily in euros.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Euronet Worldwide, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company earned $4.0 billion of revenue in 2024. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in approximately 200 countries through 67 worldwide offices within 3 different reportable operating segments.

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

Kansas City, Missouri

February 25, 2025

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,278.8	$1,254.2
ATM cash	643.8	525.2
Restricted cash	9.2	15.2
Settlement assets	1,522.7	1,681.5
Trade accounts receivable, net of credit loss allowance of $4.2 and $3.6	284.9	370.6
Prepaid expenses and other current assets	297.1	316.0
Total current assets	4,036.5	4,162.7
Operating right of use lease assets	132.1	142.6
Property and equipment, net of accumulated depreciation of $589.6 and $656.9	329.7	332.1
Goodwill	859.2	847.5
Acquired intangible assets, net of accumulated amortization of $226.5 and $214.1	188.9	167.6
Other assets, net of accumulated amortization of $82.6 and $76.3	226.7	181.9
Convertible notes receivable	61.4	60.0
Total assets	$5,834.5	$5,894.4
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,522.7	$1,681.5
Trade accounts payable	223.8	241.2
Accrued expenses and other current liabilities	475.7	439.0
Current portion of operating lease obligations	48.3	50.3
Short-term debt obligations and current maturities of long-term debt obligations	812.7	150.3
Income taxes payable	86.4	81.6
Deferred revenue	56.4	56.7
Total current liabilities	3,226.0	2,700.6
Debt obligations, net of current portion	1,134.4	1,715.4
Operating lease obligations, net of current portion	87.4	95.8
Deferred income taxes	71.8	47.0
Other long-term liabilities	85.7	85.9
Total liabilities	4,605.3	4,644.7
Equity:
Euronet Worldwide, Inc. stockholders' equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,788,755 and 64,376,923	1.3	1.3
Additional paid-in capital	1,370.1	1,311.6
Treasury stock, at cost, shares issued 21,061,140 and 18,598,961	(1,755.2)	(1,487.7)
Retained earnings	1,934.0	1,627.9
Accumulated other comprehensive loss	(321.5)	(203.2)
Total Euronet Worldwide, Inc. stockholders' equity	1,228.7	1,249.9
Noncontrolling interests	0.5	(0.2)
Total equity	1,229.2	1,249.7
Total liabilities and equity	$5,834.5	$5,894.4

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$3,989.8	$3,688.0	$3,358.8
Operating expenses:
Direct operating costs	2,389.3	2,222.8	2,018.2
Salaries and benefits	650.2	602.9	534.2
Selling, general and administrative	315.3	296.8	285.1
Depreciation and amortization	131.8	132.9	135.9
Total operating expenses	3,486.6	3,255.4	2,973.4
Operating income	503.2	432.6	385.4
Other income (expense):
Interest income	23.8	15.2	2.0
Interest expense	(80.5)	(55.6)	(37.5)
Foreign currency exchange (loss) gains, net	(19.1)	8.0	(28.2)
Other gains, net	21.5	0.2	0.9
Other expense, net	(54.3)	(32.2)	(62.8)
Income before income taxes	448.9	400.4	322.6
Income tax expense	(142.6)	(120.9)	(91.9)
Net income	306.3	279.5	230.7
Less: Net (gain) loss attributable to non-controlling interests	(0.3)	0.2	0.3
Net income attributable to Euronet Worldwide, Inc.	$306.0	$279.7	$231.0

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$6.82	$5.77	$4.60
Diluted	$6.45	$5.50	$4.41

Weighted average shares outstanding:
Basic	44,896,711	48,482,006	50,175,614
Diluted	48,082,766	51,599,633	53,463,308

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$306.3	$279.5	$230.7
Other comprehensive (loss) income
Translation adjustment	(117.8)	47.9	(78.3)
Comprehensive (loss) income	188.5	327.4	152.4
Comprehensive loss (income) attributable to noncontrolling interests	0.7	—	(0.2)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$189.2	$327.4	$152.2

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except share data)
	Number of Shares Outstanding (Common and Treasury)	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2021	51,147,884	$1.3	$1,274.1	$(931.2)
Net income (loss)	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Adoption of ASU-2020-60 on Convertible bond	—	—	(74.1)	—
Stock issued under employee stock plans	314,358	—	7.7	0.4
Share-based compensation	—	—	44.1	—
Repurchase of shares	(1,639,535)	—	—	(175.0)
Balance as of December 31, 2022	49,822,707	1.3	1,251.8	(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Adoption of ASU-2020-60 on Convertible bond	—	—	—	—
Stock issued under employee stock plans	292,151	—	6.1	(3.5)
Share-based compensation	—	—	53.7	—
Repurchase of shares	(4,336,896)	—	—	(378.4)
Balance as of December 31, 2023	45,777,962	1.3	1,311.6	(1,487.7)
Net income	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Stock issued under employee stock plans	425,186	—	14.6	(2.3)
Share-based compensation	—	—	43.9	—
Repurchase of shares	(2,475,533)	—	—	(265.2)
Balance as of December 31, 2024	43,727,615	$1.3	$1,370.1	$(1,755.2)
See accompanying notes to the Consolidated Financial Statements.
62

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(in millions)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$1,083.9	$(172.6)	$—	$1,255.5
Net income (loss)	231.0	—	(0.3)	230.7
Other comprehensive (loss) income	—	(78.4)	0.1	(78.3)
Adoption of ASU-2020-60 on Convertible bond	33.4	—	—	(40.7)
Stock issued under employee stock plans	—	—	—	8.1
Share-based compensation	—	—	—	44.1
Repurchase of shares	—	—	—	(175.0)
Balance as of December 31, 2022	1,348.3	(251.0)	(0.2)	1,244.4
Net income (loss)	279.7	—	(0.2)	279.5
Other comprehensive (loss) income	(0.1)	47.8	0.2	47.9
Adoption of ASU-2020-06 on Convertible bond	—	—	—	—
Stock issued under employee stock plans	—	—	—	2.6
Share-based compensation	—	—	—	53.7
Repurchase of shares	—	—	—	(378.4)
Balance as of December 31, 2023	1,627.9	(203.2)	(0.2)	1,249.7
Net income	306.0	—	0.3	306.3
Other comprehensive (loss) income	0.1	(118.3)	0.4	(117.8)
Stock issued under employee stock plans	—	—	—	12.3
Share-based compensation	—	—	—	43.9
Repurchase of shares	—	—	—	(265.2)
Balance as of December 31, 2024	$1,934.0	$(321.5)	$0.5	$1,229.2
See accompanying notes to the Consolidated Financial Statements.
63

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$306.3	$279.5	$230.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131.8	132.9	135.9
Share-based compensation	43.9	53.7	44.1
Unrealized foreign exchange loss (gain), net	19.1	(8.0)	28.2
Deferred income taxes	18.5	13.7	7.9
Accretion of convertible debt discount and amortization of debt issuance costs	4.1	4.0	3.7
Changes in working capital, net of amounts acquired:
Income taxes payable, net	10.3	11.6	10.8
Trade accounts receivable, including amounts in settlement assets	269.8	(190.9)	(299.4)
Prepaid expenses and other current assets, including amounts in settlement assets	35.4	42.4	(192.6)
Trade accounts payable, including amounts in settlement obligations	(53.9)	53.6	178.1
Deferred revenue	1.2	(10.3)	(8.4)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(6.6)	238.7	608.2
Changes in non-current assets and liabilities	(47.1)	22.2	1.1
Net cash provided by operating activities	732.8	643.1	748.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(91.6)	(1.3)	(343.0)
Purchases of property and equipment and proceeds and proceeds from sale property and equipment	(117.2)	(94.4)	(104.3)
Issuance of Convertible Notes Receivable	—	(60.0)	—
Purchases of other long-term assets	(14.6)	(9.1)	(7.7)
Other, net	0.1	7.2	1.2
Net cash used in investing activities	(223.3)	(157.6)	(453.8)
Cash flows from financing activities:
Proceeds from issuance of shares	17.2	7.8	9.1
Repurchase of shares	(268.6)	(378.4)	(176.0)
Borrowings from revolving credit agreements	7,971.0	7,925.8	7,904.6
Repayments of revolving credit agreements	(7,988.1)	(7,393.6)	(7,733.2)
Net borrowings (repayments) from short-term debt obligations	137.4	(302.8)	1.2
Debt issuance costs	(3.1)	—	(3.0)
Other, net	(1.5)	(2.0)	(3.9)
Net cash used in financing activities	(135.7)	(143.2)	(1.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(132.6)	(86.1)	(388.6)
Increase (decrease) in cash and cash equivalents and restricted cash	241.2	256.2	(95.3)
Cash and cash equivalents and restricted cash at beginning of period	2,247.0	1,990.8	2,086.1
Cash and cash equivalents and restricted cash at end of period	$2,488.2	$2,247.0	$1,990.8
Supplemental Cash Flow Disclosures:
Interest paid during the period	$78.3	$53.2	$29.1
Income taxes paid during the period	$109.0	$94.5	$86.2

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

Seasonality

Euronet’s EFT Processing Segment normally experiences its heaviest demand for Dynamic Currency Conversion (DCC) services during the third quarter of the year, normally coinciding with the tourism season. Additionally, the EFT Processing and epay Segments are normally impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels following the holiday season. Seasonality in the Money Transfer Segment varies by region of the world. In most markets, Euronet usually experiences increased demand for money transfer services from the month of May through the fourth quarter of each year, coinciding with the increase in worker migration patterns and various holidays, and its lowest transaction levels during the first quarter of the year.

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

ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") requires the deferral of incremental costs to fulfill customer contracts, known as contract assets, which are then amortized to expense as part of direct operating costs over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2024 and 2023, we had $97.4 million and $78.4 million, respectively, of deferred contract costs. For the years ended December 31, 2024, 2023 and 2022, we had $23.4 million, $17.1 million, and $22.1 million of amortization related to these costs, respectively. On a quarterly basis we evaluate the carrying amount of contract assets recognized to determine if there are contracts that may have a carrying amount in excess of the remaining future consideration to be received from the contract.

Convertible notes

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. We adopted this standard on January 1, 2022 using the modified retrospective approach, which resulted in our Convertible Senior Notes due 2049 being recognized as a single liability. As a result of the adoption of this standard we recorded a $99.7 million decrease to additional paid-in capital, a $56.8 million decrease in debt discounts and a $42.9 million increase in retained earnings. The adoption of this standard also impacted our deferred tax liability by decreasing our deferred tax liability by $15.0 million, decreasing retained earnings by $10.6 million, and increasing additional paid-in capital by $25.6 million. Additionally, the elimination of the treasury stock method increases the number of dilutive shares used in the diluted earnings per share calculation, if dilutive, by 2.8 million shares.

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

The amount of future compensation expense related to awards of nonvested shares or nonvested share units ("restricted stock") is based on the market price for Euronet Common Stock at the grant date. The grant date is the date at which all key terms and conditions of the grant have been determined and the Company becomes contingently obligated to transfer equity to the employee who renders the requisite service, generally the date at which grants are approved by the Company's Board of Directors or Compensation Committee thereof. Share-based compensation expense for awards with only service conditions is generally recognized as expense on a "straight-line" basis over the requisite service period. For awards that vest based on achieving periodic performance conditions, expense is recognized on a "graded attribution method." The graded attribution method results in expense recognition on a straight-line basis over the requisite service period for each separately vesting portion of an award adjusted for any changes in probability of achievement of performance condition. The Company has elected to use the "with and without method" when calculating the income tax benefit associated with its share-based payment arrangements. See Note 17, Stock Plans, for further disclosure.

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

Revenues

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the year ended December 31, 2024 was primarily driven by $39.3 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $39.6 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2023.

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

	For the Year Ended December 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$856.2	$748.8	$704.7	$2,309.7
North America	73.2	195.9	783.9	1,053.0
Asia Pacific	214.1	155.2	129.1	498.4
Other	17.7	50.6	68.8	137.1
Eliminations	—	—	—	(8.4)
Total	$1,161.2	$1,150.5	$1,686.5	$3,989.8

	For the Year Ended December 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$817.2	$717.1	$647.7	$2,182.0
North America	72.8	172.6	728.9	974.3
Asia Pacific	160.2	137.5	112.8	410.5
Other	8.1	55.2	65.8	129.1
Eliminations	—	—	—	(7.9)
Total	$1,058.3	$1,082.4	$1,555.2	$3,688.0

	For the Year Ended December 31, 2022
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$716.3	$658.3	$581.9	$1,956.5
North America	69.3	133.3	700.1	902.7
Asia Pacific	133.9	155.0	107.5	396.4
Other	4.7	51.3	55.0	111.0
Eliminations	—	—	—	(7.8)
Total	$924.2	$997.9	$1,444.5	$3,358.8

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the Company will adopt the standard in the following fiscal year. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires companies to disclose additional information about expenses in their income statements. The Company already disaggregates its most significant expense line items, and as a result, the adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

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
(in millions)	As of December 31, 2024	As of December 31, 2023
Settlement assets:
Settlement cash and cash equivalents	$367.2	$327.4
Settlement restricted cash	189.2	125.0
Account receivables, net of credit loss allowance of $31.7 and $35.7	769.5	1,002.1
Prepaid expenses and other current assets	196.8	227.0
Total settlement assets	$1,522.7	$1,681.5
Settlement obligations:
Trade account payables	$628.2	$708.6
Accrued expenses and other current liabilities	894.5	972.9
Total settlement obligations	$1,522.7	$1,681.5

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.
	As of
(in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,278.8	$1,254.2	$1,131.2
Restricted cash	9.2	15.2	7.4
ATM cash	643.8	525.2	515.6
Settlement cash and cash equivalents	367.2	327.4	242.6
Settlement restricted cash	189.2	125.0	94.0
Cash and cash equivalents and restricted cash at end of period	$2,488.2	$2,247.0	$1,990.8

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2024	2023	2022
Computation of diluted earnings:
Net income attributable to Euronet Worldwide, Inc. stockholders	$306.0	$279.7	$231.0
Add: Interest expense from assumed conversion of convertible notes, net of tax	4.2	4.2	4.7
Net income for diluted earnings per share calculation	$310.2	$283.9	$235.7

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	44,896,711	48,482,006	50,175,614
Incremental shares from assumed exercise of stock options and vesting of restricted stock	404,237	335,809	505,876
Incremental shares from assumed conversion of convertible debt	2,781,818.0	2,781,818	2,781,818
Diluted weighted average shares outstanding	48,082,766	51,599,633	53,463,308

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2024, 2023 and 2022 of approximately 3,125,000, 3,768,000 and 1,975,000, respectively.

We issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. Our Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of our common stock or a combination thereof, at our option. We have stated our intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of convertible notes shall be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, our Convertible Notes were included in the calculation of diluted earnings (loss) per share if their inclusion was dilutive. The dilutive effect increases the more the market price exceeds the conversion price of $188.73 per share. See Note 12, Debt Obligations, to the Consolidated Financial Statements for more information about the Convertible Notes.

Share repurchases

The repurchase program, initiated on September 13, 2022, to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2024, has been completed. During 2024, we repurchased 850,528 shares under the repurchase program at a weighted average purchase price of $113.63 for a total value of $96.6 million.

On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During 2024, we repurchased 1,625,005 shares under the repurchase program at a weighted average purchase price of $103.73 for a total value of $168.6 million.

On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During 2024, the Company did not repurchase shares under this plan.

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

Accumulated other comprehensive gain (loss)

As of December 31, 2024 and 2023, accumulated other comprehensive gain (loss) consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation loss of $117.8 million, a gain of $47.9 million and a loss of $78.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022.

Dividends

No dividends were paid on any class of the Company's stock during 2024, 2023, and 2022.

(6) Acquisitions

Acquisitions 2024

On February 1, 2024, Euronet acquired Infinitium Group, a leading regional solutions provider with Payments Authentication services, for a purchase consideration of $70.0 million cash and $5.0 million of the Company’s common stock to be paid over two installments on February 1, 2026 and 2027. The Company allocated $51.0 million of the purchase consideration to customer relationships, $5.6 million to acquired net assets, $10.2 million to deferred tax liability and the remaining $28.6 million to goodwill.

In the second quarter of 2024, Euronet acquired a business for an immaterial amount.

Acquisitions 2023

The Company completed one acquisition in 2023 for an immaterial amount.

(7) Restricted Cash

The restricted cash balances as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(in millions)	2024	2023
Collateral on bank credit arrangements and other	$9.2	$15.2
Restricted cash	$9.2	$15.2

Cash held in trust and/or cash held on behalf of others	$99.8	$84.8
Collateral on bank credit arrangements and other	89.4	40.2
Restricted cash included within settlement assets	$189.2	$125.0

Total Restricted Cash	$198.4	$140.2

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

(8) Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation as of December 31, 2024 and 2023 are as follows:

	As of December 31,
(in millions)	2024	2023
ATMs	$546.2	$635.8
POS terminals	57.4	43.7
Vehicles and office equipment	70.1	73.8
Computers and software	245.0	235.1
Land and buildings	0.6	0.6
	919.3	989.0
Less accumulated depreciation	(589.6)	(656.9)
Total	$329.7	$332.1

Depreciation expenses related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2024, 2023 and 2022 was $102.6 million, $100.8 million, and $101.5 million, respectively.

(9) Goodwill and Acquired Intangible Assets, Net

The following table summarizes intangible assets as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$308.7	$(132.7)	$270.5	$(121.4)
Software	53.8	(53.8)	56.4	(54.6)
Trademarks and trade names	43.3	(37.3)	44.6	(36.3)
Non-compete agreements	9.6	(2.7)	10.2	(1.8)
Total	$415.4	$(226.5)	$381.7	$(214.1)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2024 and 2023:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2023	$188.3	$828.3	$1,016.6
Increases (decreases):
Acquisitions (see footnote 6)	—	1.3	1.3
Amortization	(24.5)	—	(24.5)
Other (primarily changes in foreign currency exchange rates)	3.8	17.9	21.7
Balance as of December 31, 2023	167.6	847.5	1,015.1
Increases (decreases):
Acquisitions (see footnote 6)	51.0	50.2	101.2
Amortization	(21.7)	—	(21.7)
Other (primarily changes in foreign currency exchange rates)	(8.0)	(38.5)	(46.5)
Balance as of December 31, 2024	$188.9	$859.2	$1,048.1

Of the total goodwill balance of $859.2 million as of December 31, 2024, $359.7 million relates to the Money Transfer Segment, $117.8 million relates to the epay Segment and the remaining $381.7 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $21.7 million, $24.5 million, and $27.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated annual amortization expense on intangible assets with finite lives as of December 31, 2024, is expected to be $16.9 million for 2025, $17.2 million for 2026, $16.0 million for 2027, $15.6 million for 2028, and $15.5 million for 2029.

(10) Convertible Notes Receivable

The Company loaned a total of $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "Notes"), which were fully executed on October 19, 2023. Under the terms of the Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below. The Company has a security interest in all of the assets of Koin Mobile, LLC and Marker Trax, LLC. At December 31, 2024 the outstanding principal and accrued interest were $60.0 million and $1.4 million.

The Notes are convertible into preferred equity of Koin Mobile, LLC and Marker Trax, LLC at the option of the Company upon the occurrence of certain events including a qualified equity financing, change in control, achievement of profitability or at the option of the Company at maturity, as defined in the Notes.

(11) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(in millions)	2024	2023
Accrued expenses	$322.4	$254.8
Other tax payables	22.8	69.1
Derivative liabilities	53.7	39.1
Accrued payroll expenses	75.5	74.4
Current portion of finance lease obligations	1.3	1.6
Total	$475.7	$439.0

(12) Debt Obligations

Debt obligations consist of the following as of December 31, 2024 and 2023:

	As of December 31,
(in millions)	2024	2023
Credit Facility:
Revolving credit agreement	$520.4	$536.9

Convertible Debt:
0.75% convertible notes, unsecured, due 2049	525.0	525.0

1.375% Senior Notes, due 2026	621.5	662.2

Uncommitted credit agreement	250.0	150.0

Other obligations	37.7	0.3

Total debt obligations	$1,954.6	$1,874.4
Unamortized debt issuance costs	(7.5)	(8.7)
Carrying value of debt	$1,947.1	$1,865.7
Short-term debt obligations and current maturities of long-term debt obligations	(812.7)	(150.3)
Long-term debt obligations	$1,134.4	$1,715.4

As of December 31, 2024, aggregate annual maturities of long-term debt are $621.5 million due in 2026, and $512.9 million thereafter. This maturity schedule reflects the 1.375% Senior Notes of €600.0 million ($621.5 million) maturing in 2026 and the revolving credit facility maturing in 2029.

Credit Facility

On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a USD borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the existing Credit Facility. The multi-currency tranche of the revolving Credit Facility contains a sublimit of up to $500 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest on a margin over a secured financing rate or the base rate, as selected by the Company, which varies from 0.875% to 1.375%, in each case based on the Company’s current credit rating. The applicable margin for borrowings under the credit facility, based on the Company’s current credit rating is 1.075%. In addition, the Company pays a facility fee on the total commitments made under the Revolving Credit Facility, which varies from 0.125% to 0.250%. The current facility fee is 0.175%.

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt.The Company was in compliance with all debt covenants as of December 31, 2024.

The weighted-average interest rate of the Company's borrowings under the Credit Facility from January 1, 2024 to December 31, 2024 was 6.39%.

As of December 31, 2024 and 2023, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $44.5 million and $51.9 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2024 and 2023, the stand-by letters of credit interest charges were each 1.075% per annum. Available borrowing capacity under the Credit Facility as of December 31, 2024 was $1,335.1 million.

Uncommitted Credit Agreements

On June 21, 2024, the Company rolled its existing $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit through September 30, 2024, and a credit limit of $250 million thereafter for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025. The loan had an outstanding balance of $250 million at December 31, 2024. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such Loan is made. The weighted-average interest rate from loan inception date to December 31, 2024, was 6.07%.

On June 27, 2024, the Company entered into an Uncommitted Loan Agreement for $300 million, for the sole purpose of providing vault cash for ATMs, that expired on November 30, 2024. The loan was fully repaid and there was no balance at December 31, 2024. The loan was a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.125% or bore interest at the rate agreed to by the Bank and the Company at the time such Loan was made. The weighted-average interest rate from the loan inception date to November 30, 2024 was 6.24%.

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

On June 26, 2023, the Company entered into an Uncommitted Loan Agreement for $150 million, fully drawn and outstanding at December 31, 2023, for the sole purpose of providing vault cash for ATMs, that expired on June 21, 2024. The loan was fully repaid and there was no balance at December 31, 2024. The loan was either a Prime rate loan, a Bloomberg Short-term Bank Yield ("BSBY") rate loan plus 0.95% or bore interest at the rate agreed to by the Bank and the Company at the time such loan was made. The weighted-average interest rate from the January 1, 2024 to June 21, 2024 was 6.34%.

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

The Company may redeem for cash all or any portion of the Convertible Notes, at its option, (i) if the closing sale price of the Company's Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) on or after March 20, 2025 and prior to the maturity date, regardless of the foregoing sale price condition, in each case at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes. In addition, if a fundamental change, as defined in the Indenture, occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2024 the conversion threshold was not met. On January 1, 2022, the Company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital.  ASU 2020-06 amended the accounting for convertible instruments with ASC Topic 470 Debt (See Footnote 3 for the accounting impact of adopting ASU 220-06).

As noted above, the holders of the Convertible Notes have the option to require the Company to repurchase their Convertible Notes on March 15, 2025. Given current bond trading levels and the Company’s share price, the Company anticipates that holders of the Convertible Notes will exercise their repurchase option and as a result the Convertible Notes are classified as short-term obligations on the Consolidated Balance Sheet as of December 31, 2024.

Contractual interest expenses for the Convertible Notes was $3.9 million for each of the years ended December 31, 2024, 2023 and 2022. The effective interest rate was 4.35% for the year ended December 31, 2024.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2024, the Company has outstanding €600.0 million ($621.5 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2024, the Company had $1.7 million of unamortized debt issuance costs related to the Senior Notes.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a facility of MYR 140 million and an overdraft facility of MYR 100 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of December 31, 2024, $37.4 million was borrowed under this facility.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company's credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2024 and 2023, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $281.5 million and $393.3 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2024 and 2023, the Company had foreign currency forward contracts outstanding with a notional value of $710.4 million and $563.1 million, respectively, primarily in euros.

Foreign currency exchange contracts - xe Operations

xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $88.8 million, $85.3 million, and $86.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its xe operations as of December 31, 2024 and 2023, was respectively $0.9 billion and $1.1 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$53.1	$50.0	Other current liabilities	$(53.7)	$(39.1)

Balance Sheet Presentation

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2024 and 2023 (in millions):

Offsetting of Derivative Assets

As of December 31, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$53.1	$—	$53.1	$(22.3)	$30.8

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$50.0	$—	$50.0	$(19.9)	$30.1

Offsetting of Derivative Liabilities

As of December 31, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(53.7)	$—	$(53.7)	$31.7	$(22.0)

As of December 31, 2023
Derivatives subject to a master netting arrangement or similar agreement	$(39.1)	$—	$(39.1)	$26.3	$(12.8)

Income Statement Presentation

The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Year Ended December 31,
(in millions)		2024	2023	2022
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(0.6)	$(1.7)	$(0.3)

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

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. Leases of ATM sites with termination options exercisable within the next 12 months are excluded from the right of use lease assets and lease liability under the short-term lease exemption as the termination options are not reasonably certain not to be exercised. Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for 2024 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases (with initial lease terms in excess of one year) as of December 31, 2024 are:

As of December 31, 2024
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
2025	$45.5
2026	34.9
2027	24.1
2028	14.3
2029	8.9
Thereafter	12.7
Total lease payments	140.4
Less: imputed interest	(8.6)
Present value of lease liabilities	$131.8

(1) Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Operations is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease expense	Selling, general and administrative and Direct operating costs	$51.6	$50.1	$51.0
Variable lease expense	Selling, general and administrative and Direct operating costs	160.2	164.3	142.6
Total lease expense		$211.8	$214.4	$193.6

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31, 2024	As of December 31, 2023
Weighted- average remaining lease term (years)	4.1	4.3
Weighted- average discount rate	3.08%	2.49%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities (a)	$51.5	$49.9	$49.7
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$51.0	$49.9	$50.0

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

(15) Income Taxes

The sources of income before income taxes for the years ended December 31, 2024, 2023 and 2022 are presented as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Income before taxes:
United States	$(29.7)	$7.0	$(12.5)
Foreign	478.6	393.4	335.1
Total income before income taxes	$448.9	$400.4	$322.6

The Company's income tax expense for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current tax expense (benefit):
U.S.	$4.3	$5.1	$3.9
Foreign	118.6	102.9	80.3
Total current	122.9	108.0	84.2
Deferred tax expense (benefit):
U.S.	6.1	12.2	(7.3)
Foreign	13.6	0.7	15.0
Total deferred	19.7	12.9	7.7
Total tax expense	$142.6	$120.9	$91.9

The following is a reconciliation of the federal statutory income tax rates of 21% to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(dollar amounts in millions)	2024	2023	2022
U.S. federal income tax expense at applicable statutory rate	$94.3	$84.1	$67.7
Tax effect of:
State income tax expense at statutory rates, net of U.S. federal income tax	3.5	3.7	3.7
Non-deductible expenses	4.1	2.9	1.7
Share-based compensation	3.9	4.0	1.9
Other permanent differences	8.0	0.9	(0.2)
Difference between U.S. federal and foreign tax rates	21.8	16.7	13.9
Provision in excess of statutory rates	(0.5)	8.3	3.6
Change in federal and foreign valuation allowance	1.2	2.7	(7.7)
GILTI, net of tax credits	12.9	5.9	9.8
Tax credits	(6.0)	(9.2)	(0.7)
Other	(0.6)	0.9	(1.8)
Total income tax expense	$142.6	$120.9	$91.9
Effective tax rate	31.77%	30.19%	28.47%

We calculate our provision for federal, state and foreign income taxes based on current tax law.

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in millions)	2024	2023
Deferred tax assets:
Tax loss carryforwards	$44.8	$59.3
Share-based compensation	15.0	15.8
Accrued expenses	19.3	20.1
Property and equipment	6.8	8.1
Goodwill and intangible amortization	9.3	11.2
Contract costs	0.7	3.5
Intercompany notes	6.6	16.7
Accrued revenue	0.7	4.0
Tax credits	61.6	58.1
Lease accounting	34.3	49.2
Foreign exchange	8.8	2.4
Capitalized research and development	10.8	6.2
Other	6.3	6.0
Total deferred tax assets	225.0	260.6
Valuation allowance	(75.0)	(90.7)
Total deferred tax assets, net of valuation allowance	150.0	169.9
Deferred tax liabilities:
Intangible assets related to purchase accounting	(28.2)	(15.0)
Goodwill and intangible amortization	(31.8)	(31.9)
Accrued expenses	(15.3)	(25.7)
Intercompany notes	(5.8)	(12.9)
Accrued interest	(42.6)	(34.4)
Capitalized research and development	—	(0.3)
Property and equipment	(6.9)	(6.8)
Accrued revenue	(1.7)	(2.8)
Lease accounting	(34.3)	(49.2)
Foreign exchange	(14.7)	(4.0)
Partnership Investment	(7.6)	(3.1)
Other	(7.6)	(2.5)
Total deferred tax liabilities	(196.5)	(188.6)
Net deferred tax liabilities	$(46.5)	$(18.7)

Net deferred tax assets of $25.3 million and $28.3 million as of December 31, 2024 and 2023, respectively, are recorded within "Other assets" on the Consolidated Balance Sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2024 are expected to be allocated to income taxes in the Consolidated Statements of Operations. As of December 31, 2024, and 2023, the Company's foreign tax loss carryforwards were $183.3 million and $247.4 million, respectively, and U.S. state tax loss carryforwards were $81.0 million and $68.4 million, respectively.

As of December 31, 2024 and 2023, the Company has U.S. foreign tax credit carryforwards of $57.1 million and $53.6 million respectively, which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2024.

As of December 31, 2024, the Company had foreign tax net operating loss carryforwards of $183.3 million, which will expire as follows:

(in millions)	Gross	Tax Effected
Year ending December 31,
2025	$3.7	$0.9
2026	7.8	1.9
2027	3.1	0.8
2028	4.6	1.1
2029	5.2	1.2
Thereafter	14.5	3.5
Unlimited	144.4	31.7
Total	$183.3	$41.1

In addition, the Company's state tax net operating loss carryforwards of $81.0 million will expire periodically from 2025 through 2044, U.S. foreign tax credit carryforwards of $57.1 million will expire periodically from 2027 through 2034 and U.S. federal research and expenditure credit carryforwards of $3.8 million will expire periodically from 2034 through 2043.

The Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $2,749.5 million as of December 31, 2024.

Based upon the current OECD rules and administrative guidance, as well as the related legislation of those countries which has been enacted to date, the Company does not anticipate being subject to material minimum foreign taxes. The Company is continuing to monitor the potential impact of the Pillar Two proposals and developments on our Consolidated Financial Statements and related disclosures, including eligibility for any transitional safe harbor rules.

Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
(in millions)	2024	2023
Beginning balance	$51.8	$42.8
Additions based on tax positions related to the current year	6.2	7.2
Additions for tax positions of prior years	1.4	2.6
Reductions for tax positions of prior years	(4.0)	(0.1)
Settlements	(0.2)	-
Statute of limitations expiration	(6.6)	(0.7)
Ending balance	$48.6	$51.8

As of December 31, 2024 and 2023, approximately $36.4 million and $38.2 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $7.1 million and $10.0 million as of December 31, 2024 and 2023, respectively. The following income tax years remain open in the Company's major jurisdictions as of December 31, 2024:

Jurisdictions	Periods
U.S. (Federal)	2014 through 2024
Germany	2016 through 2024
Greece	2019 through 2024
Spain	2016 through 2024
U.K.	2019 through 2024

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

The following table provides a summary of the credit loss balances and activity for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning balance-credit losses	$39.3	$37.0	$31.8
Additions-charged to expense	18.7	13.3	16.3
Amounts written off	(23.9)	(9.8)	(12.9)
Other (primarily changes in foreign currency exchange rates)	1.8	(1.2)	1.8
Ending balance-credit losses	$35.9	$39.3	$37.0

(17) Stock Plans

The Company has share-based compensation plans ("SCP") that allow it to grant restricted shares, or options to purchase shares, of common stock to certain current and prospective key employees, directors, and consultants of the Company. These awards generally vest over periods ranging from three to four years from the date of grant. Stock options are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2024, the Company has approximately 2.8 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $43.9 million, $53.7 million, and $44.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $2.0 million, $4.0 million, and $3.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance at December 31, 2023 (2,211,566 shares exercisable)	5,118,992	$103.65
Granted	562,785	$104.28
Exercised	(258,606)	$105.05
Forfeited/Canceled	(260,118)	$135.60
Expired	(1,389)	$149.99
Balance at December 31, 2024	5,161,664	$104.10	6.3	$33.8
Exercisable at December 31, 2024	3,740,436	$106.25	5.3	$25.1
Vested and expected to vest at December 31, 2024	5,047,966	$103.61	6.5	$26.7

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $14.9 million, $5.4 million, and $5.9 million in connection with stock options exercised in the years ended December 31, 2024, 2023 and 2022, respectively. The intrinsic value of these options exercised was $10.7 million, $6.3 million, and $12.8 million in the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $48.3 million and will be recognized over the next 4 years, with an overall weighted-average period of 3 years. The following table provides the fair value of options granted under the SCP during 2024, 2023 and 2022, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model or Monte Carlo simulation model:

	Year ended December 31,
	2024	2023	2022
Volatility	42.36%	42.5%	42.4%
Risk-free interest rate - weighted average	4.09%	4.23%	3.97%
Risk-free interest rate - range	4.09% to 4.31%	4.23%	3.97% to 3.45%
Dividend yield	—%	—%	—%
Assumed forfeitures	8.0%	8.0%	8.0%
Expected lives	5.0 years	5.0 years	4.6 years
Weighted-average fair value (per option)	$43.42	$39.43	$37.15

During 2024, the Company granted 562,785 options to executive officers, which vest evenly over a four-year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days. During 2023, the Company granted approximately 596,127 options to executive officers, which vest evenly over a five-year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days. During 2022, the Company granted approximately 411,648 options to executive officers, which vest evenly over a four-year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days.

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

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2023	766,702	$104.65
Granted	322,899	$105.08
Vested	177,101	$116.53
Forfeited	83,145	$135.07
Nonvested at December 31, 2024	829,355	$97.11

The fair value of shares vested in the years ended December 31, 2024, 2023 and 2022 was $18.9 million, $14.8 million, and $9.3 million, respectively. As of December 31, 2024, there was $20.4 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years. As of December 31, 2024, there was $31.6 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.9 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2024, 2023 and 2022 was $105.08, 92.76 and $91.47 per share, respectively.

(18) Business Segment Information

Euronet's Chief Executive Officer (CEO) is the Chief Operating Decision Maker (CODM) and is responsible for assessing performance and making resource allocation decisions across the Company's operating segments. The CODM evaluates segment performance primarily based on financial metrics such as revenue, operating income, and other key performance indicators. In making resource allocation decisions, the CODM reviews segment operating income and revenue on a monthly basis to assess profitability and efficiency across segments. Additionally, the CODM considers forecast-to-actual variances in revenue, operating income, and key performance indicators as part of the forecasting process. These measures are used to guide decisions related to capital investments, personnel allocation, and strategic initiatives across the Company’s segments. The CODM also evaluates segment-level profitability and return on assets when making long-term investment decisions and assessing segment performance relative to strategic goals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

2) Through the epay Segment, the Company provides distribution, processing and collection services for prepaid mobile airtime and other electronic payment products in Europe, the Middle East, Asia Pacific, the United States, and South America.

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

The following tables present the Company's results for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,161.2	$1,150.5	$1,686.5	$(8.4)	$3,989.8
Operating expenses:
Direct operating costs	605.4	872.7	919.7	(8.5)	2,389.3
Salaries and benefits	146.8	102.0	333.4	68.0	650.2
Selling, general and administrative	55.1	38.6	206.4	15.2	315.3
Depreciation and amortization	97.9	7.3	26.0	0.6	131.8
Total operating expenses	905.2	1,020.6	1,485.5	75.3	3,486.6
Operating income (expense)	$256.0	$129.9	$201.0	$(83.7)	$503.2
Other income (expense)
Interest income					23.8
Interest expense					(80.5)
Foreign currency exchange loss, net					(19.1)
Other gains, net					21.5
Total other expense, net					(54.3)
Income before income taxes					$448.9
Segment assets as of December 31, 2024	$2,762.2	$1,073.7	$1,745.5	$253.1	$5,834.5

	For the Year Ended December 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,058.3	$1,082.4	$1,555.2	$(7.9)	$3,688.0
Operating expenses:
Direct operating costs	572.1	819.1	839.5	(7.9)	2,222.8
Salaries and benefits	126.5	91.1	310.5	74.8	602.9
Selling, general and administrative	58.8	39.1	188.8	10.1	296.8
Depreciation and amortization	94.6	6.9	31.0	0.4	132.9
Total operating expenses	852.0	956.2	1,369.8	77.4	3,255.4
Operating income (expense)	$206.3	$126.2	$185.4	$(85.3)	$432.6
Other income (expense)
Interest income					15.2
Interest expense					(55.6)
Foreign currency exchange gain, net					8.0
Other gains, net					0.2
Total other expense, net					(32.2)
Income before income taxes					$400.4
Segment assets as of December 31, 2023	$2,442.0	$1,204.9	$1,921.2	$326.3	$5,894.4

	For the Year Ended December 31, 2022
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$924.2	$997.9	$1,444.5	$(7.8)	$3,358.8
Operating expenses:
Direct operating costs	475.8	753.2	796.9	(7.7)	2,018.2
Salaries and benefits	111.9	81.8	277.0	63.5	534.2
Selling, general and administrative	57.1	36.0	182.2	9.8	285.1
Depreciation and amortization	95.4	6.2	33.9	0.4	135.9
Total operating expenses	740.2	877.2	1,290.0	66.0	2,973.4
Operating income (expense)	$184.0	$120.7	$154.5	$(73.8)	$385.4
Other income (expense)
Interest income					2.0
Interest expense					(37.5)
Foreign currency exchange loss, net					(28.2)
Other gains, net					0.9
Total other expense, net					(62.8)
Income before income taxes					$322.6
Segment assets as of December 31, 2022	$2,150.7	$1,173.3	$1,795.8	$283.8	$5,403.6

Total revenues for the years ended December 31, 2024, 2023 and 2022, and property and equipment and total assets as of December 31, 2024 and 2023, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in millions)	2024	2023	2022	2024	2023	2024	2023
United States	$977.4	$898.5	$830.8	$69.3	$63.0	$1,060.1	$1,198.5
Germany	706.3	691.5	644.5	22.7	29.0	768.7	760.2
Spain	259.2	243.4	211.7	31.2	40.8	365.4	375.5
United Kingdom	164.7	152.5	144.7	6.9	8.7	385.9	441.3
Italy	196.8	185.8	160.7	11.2	14.9	225.7	229.9
Poland	124.4	114.9	98.1	41.9	28.8	381.1	280.7
India	206.4	170.3	188.5	23.8	28.5	248.9	241.4
France	209.9	198.6	173.8	8.2	8.6	151.8	165.0
Greece	237.0	205.8	161.0	25.8	19.6	563.4	653.9
Malaysia	83.9	51.9	47.6	9.5	4.3	279.9	98.5
Australia	59.0	53.5	42.4	1.0	1.9	93.0	85.6
New Zealand	48.7	51.6	61.6	4.2	4.0	166.4	190.7
Netherlands	73.6	62.8	54.6	4.1	5.0	167.7	170.9
Canada	68.9	70.1	66.4	0.7	0.7	97.6	123.7
Brazil	50.6	55.2	51.4	0.2	0.3	26.9	38.2
Other	523.0	481.6	421.0	69.0	74.0	852.0	840.4
Total foreign	3,012.4	2,789.5	2,528.0	260.4	269.1	4,774.4	4,695.9
Total	$3,989.8	$3,688.0	$3,358.8	$329.7	$332.1	$5,834.5	$5,894.4

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

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$53.1	$—	$53.1
Convertible notes receivable	Convertible notes receivable	—	—	56.3	56.3
Marketable securities	Other assets	26.7	—	—	26.7
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(53.7)	$—	$(53.7)

		As of December 31, 2023
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$50.0	$—	$50.0
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(39.1)	$—	$(39.1)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations are approximate fair values due to their short maturities. The carrying values of the Company's revolving credit agreements approximate fair values because interest is based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2024, the fair values of the Convertible Notes and Senior Notes were $515.4 million and $604.8 million, respectively, with carrying values of $525.0 million and $621.5 million, respectively.

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

During July 2024, the Company received an adverse judicial decision related to withholding taxes on certain agency relationships in Italy within the Money Transfer Segment, which the Company has appealed. In January 2025, the Company received a positive judicial decision in the same court related to the same issue but corresponding to a different taxable period. The Company completed an assessment and concluded that it is reasonably possible that a liability has been incurred, but not probable. The principal amount of the agent-based withholding tax could be approximately $16.5 million for all open periods.

(21) Commitments

As of December 31, 2024, the Company had $69.9 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $3.0 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of the obligations of subsidiaries. As of December 31, 2024, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $10.3 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $39.6 million over the terms of the agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•	In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company's Consolidated Balance Sheets. As of December 31, 2024, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $416.3 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2024 or 2023.

(22) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President, and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.3 million, $0.2 million, and $0.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, for the use of this airplane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on these criteria and our assessment, we have determined that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 25, 2025
98

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable), "Employee and Director Stock Ownership; Insider Trading and Hedging Policy" and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronetworldwide.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors” and "Compensation Tables - Shares Issuable under Stockholder Approved Plans" in the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, is incorporated herein by reference.

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
Deed of Amendment to the Service Agreement dated May 21, 2018 between Euronet Worldwide, Inc. and Nikos Fountas (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018 and incorporated by reference herein) (2)

10.10
Bonus Compensation Agreement between Euronet Worldwide, Inc. and Nikos Fountas, Senior Vice President - Managing Director, Europe EFT Processing Segment (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 25, 2011 and incorporated by reference herein) (2)

101

10.11
Euronet Worldwide, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on February 26, 2016 and incorporated by reference herein) (2)

10.12
Euronet Worldwide, Inc. Executive Annual Incentive Plan, as amended and restated (filed as Appendix B to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016 and incorporated by reference herein) (2)

10.13
Form of Nonqualified Stock Option Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.14
Form of Restricted Stock Unit Agreement, as amended, pursuant to Euronet Worldwide, Inc. 2006 Stock Incentive Plan (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 1, 2018 and incorporated by reference herein) (2)

10.15
Second Amended and Restated Credit Agreement dated as of December 17, 2024 among Euronet Worldwide, Inc. and certain subsidiaries, as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, HSBC Bank USA, National Association and U.S. Bank National Association, Fifth Third Bank, as co-syndication agents, et al. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2024 and incorporated by reference herein)

19.1	Policy Relating to Insider Trading and Confidentiality of Information Amended on June 11, 2020

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

97.1	Incentive Compensation Clawback Policy (1)

The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 25, 2025

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title

/s/ Michael J. Brown Michael J. Brown February 25, 2025	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 25, 2025	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 25, 2025	Director

/s/ Andrzej Olechowski Andrzej Olechowski February 25, 2025	Director

/s/ Michael N. Frumkin Michael N. Frumkin February 25, 2025	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 25, 2025	Director

/s/ Andrew B. Schmitt Andrew B. Schmitt February 25, 2025	Director

/s/ M. Jeannine Strandjord M. Jeannine Strandjord February 25, 2025	Director

/s/ Ligia Torres Fentanes Ligia Torres Fentanes February 25, 2025	Director

/s/ Sergi N. Herrero Sergi N. Herrero February 25, 2025	Director

/s/ Sara Baack Sara Baack February 25, 2025	Director

/s/ Brad Sprong Brad Sprong February 25, 2025	Director

