Form 10-Q
period 2025-03-31
EURONET WORLDWIDE, INC.
filed 2025-05-07
CIK 1029199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

On May 2, 2025, Euronet Worldwide, Inc. had 43,244,856 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
	As of
	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,393.6	$1,278.8
ATM cash	700.3	643.8
Restricted cash	10.8	9.2
Settlement assets	1,418.6	1,522.7
Trade accounts receivable, net of credit losses of $6.5 and $4.2	330.5	284.9
Prepaid expenses and other current assets	319.9	297.1
Total current assets	4,173.7	4,036.5
Operating right of use lease assets	146.1	132.1
Property and equipment, net of accumulated depreciation of $629.1 and $589.6	337.4	329.7
Goodwill	882.2	859.2
Acquired intangible assets, net of accumulated amortization of $235.8 and $226.5	188.7	188.9
Other assets, net of accumulated amortization of $85.7 and $82.6	238.7	226.7
Convertible notes receivable	86.7	61.4
Total assets	$6,053.5	$5,834.5
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,418.6	$1,522.7
Trade accounts payable	249.0	223.8
Accrued expenses and other current liabilities	438.9	475.7
Current portion of operating lease liabilities	50.8	48.3
Short-term debt obligations and current maturities of long-term debt obligations	294.1	812.7
Income taxes payable	101.4	86.4
Deferred revenue	55.6	56.4
Total current liabilities	2,608.4	3,226.0
Debt obligations, net of current portion	1,906.0	1,134.4
Operating lease obligations, net of current portion	97.8	87.4
Deferred income taxes	57.3	71.8
Other long-term liabilities	82.3	85.7
Total liabilities	4,751.8	4,605.3
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,909,787 and 64,788,755	1.3	1.3
Additional paid-in-capital	1,382.1	1,370.1
Treasury stock, at cost, shares issued 21,665,097 and 21,061,140	(1,817.1)	(1,755.2)
Retained earnings	1,972.4	1,934.0
Accumulated other comprehensive loss	(236.5)	(321.5)
Total Euronet Worldwide, Inc. stockholders’ equity	1,302.2	1,228.7
Noncontrolling interests	(0.5)	0.5
Total equity	1,301.7	1,229.2
Total liabilities and equity	$6,053.5	$5,834.5

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$915.5	$857.0
Operating expenses:
Direct operating costs, exclusive of depreciation	561.0	533.7
Salaries and benefits	164.1	154.7
Selling, general and administrative	83.0	71.9
Depreciation and amortization	32.2	32.7
Total operating expenses	840.3	793.0
Operating income	75.2	64.0
Other income (expense):
Interest income	5.3	5.7
Interest expense	(19.4)	(14.9)
Foreign currency exchange loss, net	(18.1)	(12.5)
Other gains (losses), net	2.5	(0.1)
Other expense, net	(29.7)	(21.8)
Income before income taxes	45.5	42.2
Income tax expense	(7.1)	(16.0)
Net income	38.4	26.2
Net income attributable to noncontrolling interests	—	—
Net income attributable to Euronet Worldwide, Inc.	$38.4	$26.2

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.88	$0.57
Diluted	$0.85	$0.55

Weighted average shares outstanding:
Basic	43,677,294	45,816,943
Diluted	46,239,523	48,962,583

See accompanying notes to the unaudited consolidated financial statements.

2

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$38.4	$26.2
Translation adjustment	84.0	(45.0)
Comprehensive income (loss)	122.4	(18.8)
Comprehensive income attributable to noncontrolling interests	(1.0)	—
Comprehensive income (loss) attributable to Euronet Worldwide, Inc.	$121.4	$(18.8)

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2023	45,777,962	$1.3	$1,311.6	$(1,487.7)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	90,812	—	0.7	(0.5)
Share-based compensation	—	—	12.5	—
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	45,868,774	$1.3	$1,324.8	$(1,488.2)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance of December 31, 2024	43,727,615	$1.3	$1,370.1	$(1,755.2)
Net income (loss)	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	108,333	—	0.8	(2.3)
Share-based compensation	—	—	11.2	—
Repurchase of shares	(591,258)	—	—	(59.6)
Balance as of March 31, 2025	43,244,690	$1.3	$1,382.1	$(1,817.1)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
Net income	26.2	—	—	26.2
Other comprehensive loss	—	(45.0)	—	(45.0)
Stock issued under employee stock plans	—	—	—	0.2
Share-based compensation	—	—	—	12.5
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	$1,654.1	$(248.2)	$(0.2)	$1,243.6

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,934.0	$(321.5)	$0.5	$1,229.2
Net income (loss)	38.4	—	—	38.4
Other comprehensive income	—	85.0	(1.0)	84.0
Stock issued under employee stock plans	—	—	—	(1.5)
Share-based compensation	—	—	—	11.2
Repurchase of shares	—	—	—	(59.6)
Balance as of March 31, 2025	$1,972.4	$(236.5)	$(0.5)	$1,301.7

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$38.4	$26.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.2	32.7
Share-based compensation	11.2	12.5
Unrealized foreign exchange loss, net	18.1	12.5
Deferred income taxes	(16.4)	4.3
Amortization of debt issuance costs	1.0	1.0
Changes in working capital, net of amounts acquired:
Income taxes payable, net	12.1	(2.6)
Trade accounts receivable, including amounts in settlement assets	91.1	76.0
Prepaid expenses and other current assets, including amounts in settlement assets	6.2	101.1
Trade accounts payable, including amounts in settlement obligations	(153.1)	(92.7)
Deferred revenue	(2.1)	0.8
Accrued expenses and other current liabilities, including amounts in settlement obligations	(5.2)	(145.1)
Changes in noncurrent assets and liabilities	(31.8)	3.3
Net cash provided by operating activities	1.7	30.0
Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.1)	(69.4)
Purchases and proceeds of property and equipment	(23.2)	(23.8)
Purchases of other long-term assets	(3.9)	(3.3)
Purchase of convertible note receivable	(25.0)	—
Other, net	(2.5)	(0.3)
Net cash used in investing activities	(54.7)	(96.8)
Cash flows from financing activities:
Proceeds from issuance of shares	1.7	1.4
Repurchase of shares	(63.2)	(2.1)
Borrowings from credit agreements	2,759.6	2,032.9
Repayments of credit agreements	(2,049.6)	(1,950.3)
Repayment of convertible debt	(491.8)	—
Repayments of capital lease obligations	(0.3)	(0.6)
Net borrowings from short-term obligations	6.2	—
Net cash provided by (used in) financing activities	162.6	81.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	91.8	(47.2)
Decrease in cash and cash equivalents and restricted cash	201.4	(32.7)
Cash and cash equivalents and restricted cash at beginning of period	2,488.2	2,247.0

Cash and cash equivalents and restricted cash at end of period	$2,689.6	$2,214.3

Supplemental disclosure of cash flow information:
Interest paid during the period	$16.8	$9.4
Income taxes paid during the period	$18.0	$20.1

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, set forth in the Company's 2024 Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments require Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027 and is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.

(3) ACQUISITIONS

Acquisitions 2025

No material acquisitions.

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

	As of
(in millions)	March 31, 2025	December 31, 2024
Settlement assets:
Settlement cash and cash equivalents	$408.2	$367.2
Settlement restricted cash	176.7	189.2
Accounts receivable, net of credit losses of $33.6 and $31.7	658.2	769.5
Prepaid expenses and other current assets	175.5	196.8
Total settlement assets	$1,418.6	$1,522.7
Settlement obligations:
Trade account payables	$469.7	$628.2
Accrued expenses and other current liabilities	948.9	894.5
Total settlement obligations	$1,418.6	$1,522.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,393.6	$1,278.8	$1,236.2	$1,254.2
Restricted cash	10.8	9.2	15.8	15.2
ATM cash	700.3	643.8	599.7	525.2
Settlement cash and cash equivalents	408.2	367.2	250.8	327.4
Settlement restricted cash	176.7	189.2	111.8	125.0
Cash and cash equivalents and restricted cash at end of period	$2,689.6	$2,488.2	$2,214.3	$2,247.0

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended March 31,
	2025	2024
Computation of diluted earnings:
Net income	$38.4	$26.2
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.0	0.9
Net income for diluted earnings per share calculation	$39.4	$27.1

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	43,677,294	45,816,943
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	214,693	363,822
Incremental shares from assumed conversion of convertible debt	2,347,536	2,781,818
Diluted weighted average shares outstanding	46,239,523	48,962,583

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 3.6 million and 3.3 million for the three months ended March 31, 2025 and 2024.

Euronet issued Convertible Senior Notes ("Convertible Notes") due March 2049 on March 18, 2019. The Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of Euronet's common stock or a combination thereof, at the Company's option. The Company has stated its intent to settle any conversion of these notes by paying cash for the principal value and issuing common stock for any conversion premium; however, after adopting ASU 2020-06, 2.8 million incremental shares assumed for conversion of Convertible Notes were initially required to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger had been met. Therefore, the Convertible Notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The dilutive effect increases the more the market price exceeds the conversion price of $188.73 per share. See Note 10, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes.

During March 2025, almost all of the Convertible Note holders exercised their right to require the Company to repurchase their notes, and we repurchased $491.8  million of Convertible Notes leaving $33.2 million of Convertible Notes outstanding at March 31, 2025. This repurchase reduced the weighted average incremental shares from assumed conversion from 2.8 million in the prior year to 2.3 million at March 31, 2025.

Share repurchases

On September 13, 2023, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. As of March 31, 2025, approximately $121.9 million in value of additional shares were available to be repurchased under this repurchase program. On September 11, 2024, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. As of March 31, 2025, all shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustments of $84.0 million for the three months ended March 31, 2025 and $(45.0) million for the three months ended March 31, 2024, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three months ended March 31, 2025 and 2024.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2025 is presented below:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of December 31, 2024	$188.9	$859.2	$1,048.1
Increases (decreases):
Acquisition	—	0.1	0.1
Amortization	(4.5)	—	(4.5)
Foreign currency exchange rate changes	4.3	22.9	27.2
Balance as of March 31, 2025	$188.7	$882.2	$1,070.9

Of the total goodwill balance of $882.2 million as of March 31, 2025, $366.8 million relates to the Money Transfer Segment, $447.3 million relates to the EFT Processing Segment and the remaining $68.1 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of March 31, 2025, is expected to total $14.3 million for the remainder of 2025, $18.2 million for 2026, $16.7 million for 2027, $16.0 million for 2028 , $16.0 million for 2029 and $15.9 million for 2030.

(7) CONVERTIBLE NOTES RECEIVABLE

The Company loaned a total of $60 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "2028 Notes"), which were fully executed on October 19, 2023. Under the terms of the 2028 Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below.

On March, 27, 2025, the Company loaned $25 million to Marker Trax Digital,  LLC under a promissory note (the "2030 Note"). Under the terms of the 2030 Note, interest will accrue on the 2030 Note at 2% per annum and all unpaid principal and interest will be due and payable on March 27, 2030 if not converted earlier as discussed below.

The Company has a security interest in all of the assets of Koin Mobile, LLC, Marker Trax, LLC, and Marker Trax Digital, LLC, The aggregate outstanding principal and accrued interest were under the 2028 Notes and the 2030 Note $85.0 million and $1.7 million at March 31, 2025.

The 2028 Notes and the 2030 Note are convertible into preferred equity of Koin Mobile, LLC, Marker Trax, LLC and Marker Trax Digital, LLC, at the option of the Company upon the occurrence of certain events including a qualified equity financing, change in control, achievement of profitability or at the option of the Company at maturity, as defined in the related promissory note purchase agreements.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	March 31, 2025	December 31, 2024
Accrued expenses	$322.7	$322.4
Other tax payables	23.9	22.8
Derivative liabilities	32.0	53.7
Accrued payroll expenses	59.0	75.5
Current portion of capital lease obligations	1.3	1.3
Total	$438.9	$475.7

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the three months ended March 31, 2025 is the result of $77.2 million of revenues recognized and $78.0 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	March 31, 2025	December 31, 2024
Credit Facility:
Revolving credit agreement	$1,230.4	$520.4
Notes:
0.75% Convertible Notes, unsecured, due 2049	33.2	525.0

1.375% Senior Notes, due 2026	648.8	621.5

Uncommitted credit agreements	250.0	250.0

Other obligations	44.2	37.7

Total debt obligations	2,206.6	1,954.6
Unamortized debt issuance costs	(6.5)	(7.5)
Carrying value of debt	2,200.1	1,947.1
Short-term debt obligations and current maturities of long-term debt obligations	(294.1)	(812.7)
Long-term debt obligations	$1,906.0	$1,134.4

Credit Facility

On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a U.S. dollar borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the existing Credit Facility. The multi-currency tranche of the revolving Credit Facility contains a sublimit of up to $500 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders.

Borrowings under the revolving Credit Facility (other than swing line loans) bear interest based on a margin over a secured financing rate or the base rate, as selected by the Company, which varies from 0.875% to 1.375%, in each case based on the Company’s current credit rating. The applicable margin for borrowings under the Credit Facility, based on the Company’s current credit rating is 1.075%. In addition, the Company pays a facility fee on the total commitments made under the revolving Credit Facility, which varies from 0.125% to 0.250%. The current facility fee is 0.175%.

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of March 31, 2025.
11

Convertible Notes

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("Convertible Notes"). The Convertible Notes mature in March 2049 unless redeemed or converted prior to such date, and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their right to require the Company to repurchase their notes in March 2025, and we repurchased the tendered Convertible Notes at that time with a combination of cash on hand and a borrowing under our Credit Facility.  As of March 31, 2025, $33.2 million of the Convertible Notes remain outstanding.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2025, the Company has outstanding €600.0 million ($648.8 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 21, 2024, the Company rolled its existing $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit through September 30, 2024, and a credit limit of $250 million thereafter for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025. The loan had an outstanding balance of $250 million at March 31, 2025. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to March 31, 2025, was 5.86%.

Other obligations

Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. On October 9, 2024, the Company completed a facility of MYR 140 million and an overdraft facility of MYR 100 million for its Malaysian business. Each advance under this facility shall be made for a term of one month or such other period of up to 12 months. As of March 31, 2025 $43.8 million was borrowed under this facility. Including the Malaysian facility, there was a total of $44.2 million outstanding under our subsidiaries credit lines and overdraft facilities as of March 31, 2025.

Debt Issuance Costs

As of March 31, 2025, the Company had unamortized debt issuance costs of $5.1 million for the Credit Facility and $1.4 million for the Senior Notes that will be amortized through October 2027 and May 2026,  respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $415.6 million and $281.5 million as of March 31, 2025 and December 31, 2024, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S. dollar. The Company had foreign currency forward contracts outstanding with a notional value of $396.6 million and $710.4 million as of March 31, 2025 and December 31, 2024, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $22.8 million for the three months ended March 31, 2025, and $20.9 million for the same period in 2024. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of March 31, 2025 and December 31, 2024 was $0.9 billion and $0.9 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$34.0	$53.1	Other current liabilities	$(32.0)	$(53.7)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2025 and December 31, 2024 (in millions):

Offsetting of Derivative Assets
As of March 31, 2025	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$34.0	$—	$34.0	$(16.2)	$17.8

As of December 31, 2024
Derivatives subject to a master netting arrangement or similar agreement	$53.1	$—	$53.1	$(22.3)	$30.8

Offsetting of Derivative Liabilities
As of March 31, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives Not Offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(32.0)	$—	$(32.0)	$19.6	$(12.4)

As of December 31, 2024
Derivatives subject to a master netting arrangement or similar agreement	$(53.7)	$—	$(53.7)	$31.7	$(22.0)

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains (losses) on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024:

		Amount of Gain (Loss) Recognized in Income on Derivative Contracts (a)
	Location of Gain (Loss) Recognized in Income on Derivative Contracts	Three Months Ended March 31,
(in millions)		2025	2024
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$1.6	$(1.7)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		As of March 31, 2025
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$34.0	$—	$34.0
Convertible notes receivable	Convertible notes receivable	—	—	86.7	86.7
Marketable securities	Marketable securities	29.6	—	—	29.6
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(32.0)	$—	$(32.0)

		As of December 31, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$53.1	$—	$53.1
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(53.7)	$—	$(53.7)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of March 31, 2025 was based on the Secured Overnight Financing Rate ("SOFR") that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2025, the fair values of the Convertible Notes and Senior Notes were $31.6 million and $633.9 million, respectively, with carrying values of $33.2 million and $648.8 million, respectively.

(13) SEGMENT INFORMATION

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

3) Through the Money Transfer Segment, Euronet provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 199 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in the administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company's reportable segment results for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$232.5	$267.4	$417.7	$(2.1)	$915.5
Operating expenses:
Direct operating costs, exclusive of depreciation	136.5	202.1	224.5	(2.1)	561.0
Salaries and benefits	35.5	24.1	87.9	16.6	164.1
Selling, general and administrative	12.9	12.8	54.1	3.2	83.0
Depreciation and amortization	24.3	1.6	6.1	0.2	32.2
Total operating expenses	209.2	240.6	372.6	17.9	840.3
Operating income (loss)	$23.3	$26.8	$45.1	$(20.0)	$75.2

	For the Three Months Ended March 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$217.2	$257.1	$384.6	$(1.9)	$857.0
Operating expenses:
Direct operating costs, exclusive of depreciation	131.1	195.1	209.4	(1.9)	533.7
Salaries and benefits	31.8	24.1	80.7	18.1	154.7
Selling, general and administrative	9.2	9.6	50.0	3.1	71.9
Depreciation and amortization	23.6	1.7	7.3	0.1	32.7
Total operating expenses	195.7	230.5	347.4	19.4	793.0
Operating income (loss)	$21.5	$26.6	$37.2	$(21.3)	$64.0

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
(in millions)	March 31, 2025	December 31, 2024
EFT Processing	$2,933.0	$2,762.2
epay	940.4	1,073.7
Money Transfer	1,901.5	1,745.5
Corporate Services, Eliminations and Other	278.7	253.1
Total	$6,053.5	$5,834.5

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

	Revenues for the Three Months Ended March 31, 2025				Revenues for the Three Months Ended March 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$149.5	$173.3	$177.3	$500.1	$147.1	$166.6	$161.2	$474.9
North America	18.8	44.2	190.8	253.8	17.8	44.3	175.7	237.8
Asia Pacific	57.4	38.6	32.6	128.6	48.5	28.1	28.3	104.9
Other	6.8	11.3	17.0	35.1	3.8	18.1	19.4	41.3
Eliminations	—	—	—	(2.1)	—	—	—	(1.9)
Total	$232.5	$267.4	$417.7	$915.5	$217.2	$257.1	$384.6	$857.0

(14) INCOME TAXES

The Company's effective income tax rate was 15.6% and 37.9% for the three months ended March 31, 2025 and 2024 respectively. The Company's effective income tax rate for the three months ended March 31, 2025 was lower than the applicable statutory income tax rate of 21% mainly as a result of our U.S. deferred tax activity on the repurchase of Convertible Notes. The Company's effective income tax rate for the three months ended March 31, 2024 was higher than the applicable statutory income tax rate of 21% as a result of the Company's U.S. deferred tax activity on foreign exchange positions and certain of its foreign earnings being subject to higher local statutory tax rates. The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current enacted legislation effective in 2025, the Company does not expect a material impact in 2025. The Company is monitoring developments and evaluating the impacts these new rules will have on its future income tax provision and effective income tax rate.

(15) COMMITMENTS

As of March 31, 2025, the Company had $73.3 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which  $1.6 million are collateralized  by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of March 31, 2025, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $10.8 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $35.5 million over the terms of agreements with the Company's customers.

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
  In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for managing the damage to ATMs and theft of ATM network cash. As of March 31, 2025, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $483.7 million. The Company and suppliers maintain insurance policies to mitigate this exposure;
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
To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2025 or December 31, 2024.

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

In March 2025,  the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $10 million was moved to other receivables as of March 31, 2025. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

(17) LEASES

The Company enters into operating leases for ATM sites, office spaces, retail stores and equipment. The Company's finance leases are immaterial. Right of use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease terms.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2025 are:

As of March 31, 2025
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2025	$37.4
2026	39.5
2027	27.8
2028	17.4
2029	11.6
Thereafter	23.5
Total lease payments	$157.2
Less: imputed interest	(12.2)
Present value of lease liabilities	$145.0

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease expense	Selling, general and administrative and Direct operating costs	$12.7	$12.6
Short-term and variable lease expense	Selling, general and administrative and Direct operating costs	38.1	36.8
Total lease expense		$50.8	$49.4

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2025
Weighted- average remaining lease term (years)	4.7
Weighted- average discount rate	3.3%

The following table presents supplemental cash flow and non-cash information related to leases.

Other Information (in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities (a)	$12.6	$12.6
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$23.6	$19.9

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Euronet's actual results may vary materially from those anticipated in such forward-looking statements as a result of a number of factors, including: conditions in world financial markets and general economic conditions, including impacts from pandemics; inflation; tariffs; the war in the Ukraine and the related economic sanctions; military conflicts in the Middle East; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and privacy; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including dynamic currency conversion transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding. These risks and other risks are described in the Company's filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Copies of these filings may be obtained via the SEC's Edgar website or by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1)  The EFT Processing Segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 55,512 installed ATMs and approximately 1,214,000 POS terminals.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 64 countries. We operate a network that includes approximately 735,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3)  The Money Transfer Segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 199 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 35 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and three in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 25% of total consolidated revenues for the three months ended March 31, 2025 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 29% of total consolidated revenues for the three months ended March 31, 2025 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time has decreased over time, and digital media content now produces approximately 71% of epay Segment revenues. Digital media content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 46% of total consolidated revenues for the three months ended March 31, 2025, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three months ended March 31, 2025 and 2024 are summarized in the tables below:

	Revenues for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (decrease) Amount	Increase Percent
EFT Processing	$232.5	$217.2	$15.3	7%
epay	267.4	257.1	10.3	4%
Money Transfer	417.7	384.6	33.1	9%
Total	917.6	858.9	58.7	7%
Corporate services, eliminations and other	(2.1)	(1.9)	(0.2)	11%
Total	$915.5	$857.0	$58.5	7%

	Operating Income (Loss) for the Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase Amount	Increase (Decrease) Percent
EFT Processing	$23.3	$21.5	$1.8	8%
epay	26.8	26.6	0.2	1%
Money Transfer	45.1	37.2	7.9	21%
Total	95.2	85.3	9.9	12%
Corporate services, eliminations and other	(20.0)	(21.3)	1.3	(6)%
Total	$75.2	$64.0	$11.2	17%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended March 31,
Currency (dollars per foreign currency)	2025	2024	Increase (Decrease) Percent
Australian dollar	$0.6271	$0.6521	(4)%
British pounds sterling	$1.2588	$1.2638	—%
Canadian dollar	$0.6973	$0.7400	(6)%
euro	$1.0516	$1.0800	(3)%
Hungarian forint	$0.0026	$0.0028	(7)%
Indian rupee	$0.0115	$0.0120	(4)%
Malaysian ringgit	$0.2249	$0.2114	6%
New Zealand dollar	$0.5673	$0.6056	(6)%
Polish zloty	$0.2508	$0.2509	—%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase Amount	Increase Percent
Total revenues	$232.5	$217.2	$15.3	7%
Operating expenses:
Direct operating costs	136.5	131.1	5.4	4%
Salaries and benefits	35.5	31.8	3.7	12%
Selling, general and administrative	12.9	9.2	3.7	40%
Depreciation and amortization	24.3	23.6	0.7	3%
Total operating expenses	209.2	195.7	13.5	7%
Operating income	$23.3	$21.5	$1.8	8%
Transactions processed (millions)	3,464	2,503	961	38%
Active ATMs as of March 31,	51,875	49,290	2,585	5%
Average Active ATMs	50,682	47,944	2,738	6%

Revenues

EFT Processing Segment total revenues were $232.5 million for the three months ended March 31, 2025, an increase of $15.3 million or 7% compared to the same period in 2024. Revenue growth was primarily driven by market expansion, growth across most existing markets and the addition of access fees and interchange fees in certain markets. Additionally, this quarter experienced increased business volumes supported by a rise in tourism and the implementation of proactive pricing and rate adjustment strategies to maintain competitiveness. Average monthly revenues per ATM increased to $1,529 for the three months ended March 31, 2025 compared to $1,510 for the same period in 2024. Fluctuations in foreign currency exchange rates decreased revenues by approximately $6.7 million for the three months ended March 31, 2025 compared to the same period in 2024.

Direct operating costs

EFT Processing Segment direct operating costs were $136.5 million for the three months ended March 31, 2025, an increase of $5.4 million or 4% compared to the same period in 2024. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors. The primary drivers of the increase in direct costs were additional expenses required to support increased business volumes from both new and existing operations. Direct costs were also impacted by overall cost inflation in products and services.

Fluctuations in foreign currency exchange rates decreased direct operating costs by approximately $3.5 million for the three months ended March 31, 2025 compared to the same period in 2024.
Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $96.0 million for the three months ended March 31, 2025, an increase of $9.9 million or 11% compared to $86.1 million for the same period in 2024. Gross profit as a percentage of revenues (“gross margin”) increased to 41.3% for the three months ended March 31, 2025, compared to 39.6% for the same period in 2024.  The increase in gross profit was primarily driven by market expansion, growth across most existing markets and the addition of access fees and interchange fees in certain markets.

Salaries and benefits

Salaries and benefits expenses were $35.5 million for the three months ended March 31, 2025, an increase of $3.7 million or 12% compared to the same period in 2024. The increase is primarily due to an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce decreased salaries by approximately $1.0 million for the three months ended March 31, 2025. As a percentage of revenues, salary expense increased to 15.3%  for the three months ended March 31, 2025, compared to 14.6% for the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $12.9 million for the three months ended March 31, 2025, an increase of $3.7 million or 40% compared to the same period in 2024. The increase is primarily due to a one-time operating tax benefit in the prior period. Further increases were noted in professional fees. As a percentage of revenues, these expenses increased to 5.5% for the three months ended March 31, 2025, compared to 4.2% for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expenses were $24.3 million for the three months ended March 31, 2025, an increase of $0.7 million or 3% compared to the same period in 2024. As a percentage of revenues, these expenses decreased to 10.5% for the three months ended March 31, 2025, compared to 10.9% for the same period in 2024.

Operating income

EFT Processing Segment had operating income of $23.3 million for the three months ended March 31, 2025, an increase of $1.8 million or 8.4% compared to the same period in 2024. Operating income as a percentage of revenues (“operating margin”) increased to 10.0% for the three months ended March 31, 2025, compared to 9.9% for the same period in 2024. The increase in operating income was primarily driven by market expansion, growth across most existing markets, the addition of access fees and interchange fees in certain markets partially offset by a one-time operating tax benefit in the prior period.

EPAY SEGMENT

The following table presents the results of operations for the three months ended March 31, 2025 and 2024 for our epay Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$267.4	$257.1	$10.3	4%
Operating expenses:
Direct operating costs	202.1	195.1	7.0	4%
Salaries and benefits	24.1	24.1	—	—%
Selling, general and administrative	12.8	9.6	3.2	33%
Depreciation and amortization	1.6	1.7	(0.1)	(6)%
Total operating expenses	240.6	230.5	10.1	4%
Operating income	$26.8	$26.6	$0.2	1%
Transactions processed (millions)	1,134	953	181	19%
Revenues

epay Segment total revenues were $267.4 million for the three months ended March 31, 2025, an increase of $10.3 million or 4% compared to the same period in 2024. The increase in revenue for the three months ended March 31, 2025 was driven by continued payments, digital media and mobile growth. Fluctuations in foreign currency exchange rates decreased revenue by approximately $9.3 million for the three months ended March 31, 2025, compared to the same period in 2024.

Revenue per transaction decreased to $0.24 for the three months ended March 31, 2025, compared to $0.27 for the same period in 2024. The decrease in revenue per transaction was primarily due to the shift in the mix of transactions processed.

Direct operating costs

epay Segment direct operating costs were $202.1 million for the three months ended March 31, 2025, an increase of $7.0 million or 4% compared to the same period in 2024. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Foreign currency exchange rates decreased direct operating costs by $7.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in direct operating costs was the result of the increase in business activity.

Gross profit

Gross profit was $65.3 million for the three months ended March 31, 2025, an increase of $3.3 million or 5% compared to $62.0 million for the same period in 2024. Gross margin increased to 24.4% for the three months ended March 31, 2025, compared to 24.1% for the same period in 2024. The changes in gross profit and gross margin were primarily a result of a shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $24.1 million for both the three months ended March 31, 2025 and 2024. As a percentage of revenues, these expenses decreased to 9.0% for the three months ended March 31, 2025, compared to 9.4% for the same period in 2024. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce decreased salaries by approximately $0.8 million for the three months ended March 31, 2025 compared to the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $12.8 million for the three months ended March 31, 2025, an increase of $3.2 million or 33% compared to the same period in 2024. As a percentage of revenues, these expenses increased to 4.8% for the three months ended March 31, 2025, compared to 3.7% for the same period in 2024. The increase in selling, general and administrative expenses was primarily due to the payment of $4.5 million to resolve a non-recurring, multi-year operating tax matter during the quarter.

Depreciation and amortization

Depreciation and amortization expenses were $1.6 million for the three months ended March 31, 2025, a decrease of $0.1 million or 6% compared to the same period in 2024. Depreciation and amortization expense primarily represent depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.6% for the three months ended March 31, 2025, compared to 0.7% for the same period in 2024.

Operating income

epay Segment operating income was $26.8 million for the three months ended March 31, 2025, an increase of $0.2 million or 1% compared to the same period in 2024. Operating margin decreased to 10.0% for the three months ended March 31, 2025, compared to 10.3% for the same period in 2024. Operating income per transaction decreased to $0.02 for the three months ended March 31, 2025 compared to $0.03 for the same period in 2024. Operating income growth did not keep pace with revenue growth due to the payment of $4.5 million to resolve a non-recurring, multi-year operating tax matter during the quarter.
31

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three months ended March 31, 2025 and 2024 for the Money Transfer Segment:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$417.7	$384.6	$33.1	9%
Operating expenses:
Direct operating costs	224.5	209.4	15.1	7%
Salaries and benefits	87.9	80.7	7.2	9%
Selling, general and administrative	54.1	50.0	4.1	8%
Depreciation and amortization	6.1	7.3	(1.2)	(16)%
Total operating expenses	372.6	347.4	25.2	7%
Operating income	$45.1	$37.2	$7.9	21%
Transactions processed (millions)	44.6	40.6	4.0	10%
Revenues

Money Transfer Segment total revenues were $417.7 million for the three months ended March 31, 2025, an increase of $33.1 million or 9% compared to the same period in 2024. The increase in revenues was primarily driven by double-digit growth in cross-border transactions, partially offset by a decrease in intra-U.S. transactions. Direct-to-consumer digital transactions grew by 31%, reflecting strong consumer demand for digital products. Revenues per transaction decreased to $9.37 for the three months ended March 31, 2025, compared to $9.47 for the same period in 2024 due to a higher proportion of digital transactions, which typically generate lower revenue per transaction. Fluctuations in foreign currency exchange rates decreased revenues by approximately $5.9 million for the three months ended March 31, 2025, compared tot the same period in 2024.
Direct operating costs

Money Transfer Segment direct operating costs were $224.5 million for the three months ended March 31, 2025, an increase of $15.1 million or 7% compared to the same period in 2024. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of international-originated and U.S. outbound money transfer transactions. Fluctuations in foreign currency exchange rates increased direct costs by approximately $2.6 million for the three months ended March 31, 2025, compared to the same period in 2024.
Gross profit

Gross profit was $193.2 million for the three months ended March 31, 2025, an increase of $18.0 million or 10% compared to $175.2 million for the same period in 2024. Gross margin increased to 46.3% for the three months ended March 31, 2025, compared to 45.6% for the same period in 2024. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers, U.S. outbound transactions and direct-to-consumer digital transactions.
32

Salaries and benefits

Salaries and benefits expenses were $87.9 million for the three months ended March 31, 2025, an increase of $7.2 million or 9% compared to the same period in 2024. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, these expenses were 21.0% for both the three months ended March 31, 2025 and 2024. Fluctuations in foreign currency exchange rates in the countries in which we employ our workforce increased salaries by approximately $1.9 million for the three months ended March 31, 2025, as compared to the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $54.1 million for the three months ended March 31, 2025, an increase of $4.1 million or 8% compared to the same period in 2024. The increase in selling, general and administrative expenses are primarily attributed to higher professional fees related to the implementation of a new fraud and risk management system and an increase in bad debt expenses. As a percentage of revenues, these expenses were 13.0% for both the three months ended March 31, 2025, and 2024.

Depreciation and amortization

Depreciation and amortization expenses were $6.1 million for the three months ended March 31, 2025, a decrease of $1.2 million or 16% compared to the same period in 2024. Depreciation and amortization expenses primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses decreased to 1.5% for the three months ended March 31, 2025, compared to 1.9% for the same period in 2024.

Operating income

Money Transfer Segment operating income was $45.1 million for the three months ended March 31, 2025, an increase of $7.9 million or 21.2% compared to the same period in 2024. Operating margin increased to 10.8% for the three months ended March 31, 2025, compared to 9.7% for the same period in 2024. Operating income per transaction increased to $1.01 for the three months ended March 31, 2025, compared to $0.92 for the same period in 2024. Operating income  growth outpaced revenue growth due to gross margin expansion, leverage of scale and effective expense management.

CORPORATE SERVICES

The following table presents the operating expenses for the three months ended March 31, 2025 and 2024 for Corporate Services:

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$16.6	$18.1	$(1.5)	(8)%
Selling, general and administrative	3.2	3.1	0.1	3%
Depreciation and amortization	0.2	0.1	0.1	100%
Total operating expenses	$20.0	$21.3	$(1.3)	(6)%

Corporate operating expenses

Total Corporate operating expenses were $20.0 million for the three months ended March 31, 2025, a decrease of $1.3 million compared to the same period in 2024.

OTHER EXPENSE, NET

	Three Months Ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$5.3	$5.7	$(0.4)	(7)%
Interest expense	(19.4)	(14.9)	(4.5)	30%
Foreign currency exchange loss, net	(18.1)	(12.5)	(5.6)	45%
Other gains (losses)	2.5	(0.1)	2.6	(2,600)%
Other expense, net	$(29.7)	$(21.8)	$(7.9)	36%

Interest income

Interest income was $5.3 million for the three months ended March 31, 2025, a decrease of $0.4 million or 7% compared to the same period in 2024. This decrease was driven by lower bank balances in the first quarter of 2025 compared to 2024.

Interest expense
Interest expense was $19.4 million for the three months ended March 31, 2025, an increase of $4.5 million or 30% compared to the same period in 2024. This increase was driven by an increase in interest rates on our Credit Facility, and the shift of borrowing from the Convertible Notes during the quarter to the  Credit Facility, due to the use of borrowings under the Credit Facility to fund the repurchase of $491.8 million of Convertible Notes in March 2025.

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

We recorded net foreign currency exchange losses of $18.1 million for the three months ended March 31, 2025, compared to net foreign currency exchange losses of $12.5 million for the same period in 2024. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

Other gains (losses)

The other gains in the first quarter 2025 relate to a discrete non-cash investment gain.

INCOME TAX EXPENSE

The Company's effective income tax rate was 15.6% for the three months ended March 31, 2025, compared to 37.9% for the same period ended March 31, 2024. The Company's effective income tax rate for the three months ended March 31, 2025 was lower than the applicable statutory income tax rate of 21% mainly as a result of our U.S. deferred tax activity on the repurchase of Convertible Notes. Our effective income tax rate for the three months ended March 31, 2024 was higher than the applicable statutory income tax rate of 21% as a result of our U.S. deferred tax activity on foreign exchange positions and certain of our foreign earnings being subject to higher local statutory tax rates.

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Noncontrolling interests represent the elimination of net income or loss attributable to the minority shareholders’ portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
LATAM ATM Solutions (Prosegur)	51.0%	EFT - South America
Euronet China	85.0%	EFT - China
Euronet Pakistan	70.0%	EFT - Pakistan

NET INCOME (LOSS) ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $38.4 million for the three months ended March 31, 2025, an increase of $12.2 million or 47% compared to the same period in 2024. The increase in net income was primarily attributable to the $58.5 million increase in revenues, largely driven by successful business operations. The increased revenues led to a $31.2 million increase in gross profit. The increase in gross profit was partially offset by a $9.4 million increase in salaries and benefits expense and a $11.1 million increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2025, we had working capital of $1,565.3 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $810.5 million as of December 31, 2024. The increase in working capital was primarily due to the repurchase of Convertible Notes with cash and borrowings under the Credit Facility (which replaced a current liability with long term debt), positive operational results and changes in [operational related] working capital items. Our ratio of current assets to current liabilities was 1.60 and 1.25 at March 31, 2025 and December 31, 2024, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of March 31, 2025, we had $700.3 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $56.5 million from $643.8 million as of December 31, 2024 to $700.3 million as of March 31, 2025 as a result of the increase in the number of active ATMs as of March 31, 2025 compared to December 31, 2024. The Company has $1,393.6 million of unrestricted cash as of March 31, 2025 compared to $1,278.8 million as of December 31, 2024. Including the $700.3 million of cash in ATMs at March 31, 2025, we have access to $2,689.6 million in available cash, and $623.2 million available under the Credit Facility.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
Liquidity	2025	2024
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$1.7	$30.0
Investing activities	(54.7)	(96.8)
Financing activities	162.6	81.3
Increase (decrease) foreign currency exchange rate changes on cash and cash equivalents and restricted cash	91.8	(47.2)
Increase (decrease) in cash and cash equivalents and restricted cash	$201.4	$(32.7)

Operating activity cash flow

Cash flows provided by operating activities were $1.7 million for the three months ended March 31, 2025 compared to cash flows provided by operating activities of $30.0 million for the same period in 2024. The net decrease in operating cash flows was primarily due to a decrease in deferred income taxes as a result of our U.S. deferred tax activity on the repurchase of Convertible Notes, partially offset by an increase in net income and a decrease in other working capital fluctuations.

Investing activity cash flow

Cash flows used in investing activities were $54.7 million for the three months ended March 31, 2025 compared to $96.8 million for the same period in 2024. The decrease in cash used in investing activities is primarily due to the acquisition of Infinitum in 2024,  partially offset by the purchase of the 2030 Note from Marker Trax Digital, LLC in 2025.

Financing activity cash flow

Cash flows provided by financing activities were $162.6 million for the three months ended March 31, 2025 compared to cash flows provided by financing activities of $81.3 million for the same period in 2024. Our borrowing activities on the Credit Facility for the three months ended March 31, 2025 consisted of net borrowings of $710.0 million compared to net borrowings of $82.6 million for the same period in 2024. The increase in net borrowings on the Credit Facility, during the three months ended March 31, 2025, is primarily the result of cash for the repurchase of the convertible notes and the repurchase of shares.

Effect of exchange rates on cash, cash equivalents and restricted cash
Fluctuations in foreign currency exchange rates impacted cash, cash equivalents, and restricted cash by $91.8 million and ($47.2) million for the three months ended March 31, 2025 and 2024, respectively. The positive impact in 2025 was primarily driven by the weakening of  the U.S. dollar compared to euro.

Other sources of capital

Credit Facility - On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a U.S. dollar borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the previous Credit Facility. The multi-currency tranche of the revolving Credit Facility contains a sublimit of up to $500 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Borrowings under the revolving Credit Facility (other than swing line loans) bear interest based on a margin over a secured financing rate or the base rate, as selected by the Company, which varies from 0.875% to 1.375%, in each case based, on the Company’s current credit rating. The applicable margin for borrowings under the Credit Facility, based on the Company’s current credit rating is 1.075%.  In addition, the Company pays a facility fee on the total commitments made under the revolving Credit Facility, which varies from 0.125% to 0.250%. As of March 31, 2025, the stand-by letters of credit interest charge was 1.25% per annum.

As of March 31, 2025, we had $1,230.4 million of borrowings and $46.4 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $623.2 million under the Credit Facility was available for borrowing.

Convertible debt - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“Convertible Notes”). The Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019 (the “Indenture”), by and between us and U.S. Bank National Association, as trustee. The Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the Convertible Notes have the option to require us to repurchase for cash all or part of their Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the Convertible Notes, we recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their repurchase option in March 2025 and we repurchased $491.8 million of the Convertible Notes with a combination of cash on hand and a borrowing under our Credit Facility. As of March 31, 2025, $33.2 million of the Convertible Notes remain outstanding.
Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of March 31, 2025, we have outstanding €600.0 million ($648.8 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.
Uncommitted Credit Agreement - On June 21, 2024, the Company rolled its existing $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit through September 30, 2024, and a credit limit of $250 million thereafter for the sole purpose of providing vault cash for ATMs and expires no later than June 20, 2025. The loan had an outstanding balance of $250 million at March 31, 2025. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such Loan is made. The weighted-average interest rate from loan inception date to March 31, 2025, was 5.86%.  We currently anticipate that the Uncommitted Loan Agreement will be replaced with a similar credit facility prior to its expiration.
Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. On October 9, 2024, the Company completed a facility of MYR 140 million and an overdraft facility of MYR 100 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of March 31, 2025 $43.8 million was borrowed under this facility. Including the Malaysian facility, there was a total of $44.2 million outstanding  under our subsidiaries credit lines and overdraft facilities as of March 31, 2025.
37

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the three months ended March 31, 2025 were $23.2 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2025 are currently estimated to range from approximately $85 million to $95 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financings will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2025, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2025. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of March 31, 2025, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2025, our total debt outstanding, excluding unamortized debt issuance costs, was $2,206.6 million. Of this amount, $33.2 million, net of debt discounts, or 2% of our total debt obligations, relates to our contingent Convertible Notes that have a fixed coupon rate. Our $33.2 million outstanding principal amount of Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2025, the fair value of our fixed rate Convertible Notes was $31.6 million, compared to a carrying value of $33.2 million. Further, as of March 31, 2025 we had $1,230.4 million of borrowings under our Credit Facility, or 56% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the Credit Facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $12.3 million. The carrying values of the Credit Facility approximates fair value because interest as of March 31, 2025, was based on SOFR that resets at various intervals of less than one year. Additionally, $648.8 million, or 29% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $648.8 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of March 31, 2025, the fair value of our fixed rate Senior Notes was $633.9 million, compared to a carrying value of $648.8 million. An additional $250.0 million, or 11% of our total debt, is related to a short-term uncommitted credit agreement. The credit agreement is due within one year and accrues interest at variable rates. The remaining $44.2 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the three months ended March 31, 2025, approximately 74% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2025, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $140 million to $150 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of March 31, 2025, we had foreign currency derivative contracts outstanding with a notional value of $415.6 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts, and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of March 31, 2025, we held foreign currency derivative contracts outstanding with a notional value of $0.9 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of March 31, 2025, the Company had foreign currency forward contracts outstanding with a notional value of $396.6 million, primarily in euros.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended  March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $10 million was moved to other receivables as of March 31, 2025. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended 31 December 2024, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in millions)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
January 1 - March 31, 2025	—	$—	—	$531.4
February 1 - February 28, 2025	—	—	—	531.4
March 1 - March 31, 2025	591,258	100.74	59.6	$471.9
Total	591,258	$100.74	59.6
(1) On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During the first quarter 2025, we repurchased 591,258 shares under the repurchase program at a weighted average purchase price of $100.74 for a total value of $59.6 million. On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During the first quarter 2025, the Company did not repurchase shares under this plan. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

1.0	Employment agreement Nikolaos Fountas
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*
The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2025 (unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2025 and 2024 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2025 and 2024, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

INDEFINITE TERM EMPLOYMENT AGREEMENT

(and information about the substantial employment terms in accordance with P.D. 80/2022) In Kallithea Attikis, today, 31 March 2025, the following contracting parties:

The société anonyme under the name “EURONET CARD SERVICES SINGLE MEMBER SOCIETE ANONYME FOR THE PROVSION OF IT SERVICES” and the distinctive title “EURONET CARD SERVICES S.M.S.A.”, with VAT Reg. No. 999311933 with registered office in Kallithea, 1 Sachtouri str., P.C. 17674 legally represented under delegated power of attorney by XXXX, hereinafter referred to as “Employer” or “Company”; and

Nikolaos Fountas, XXXX, hereinafter referred to as “Executive”.

have agreed and mutually accepted the following: Definitions

Awards

shall mean any and all restricted stock, non-qualifying stock options and/or other equity incentive awards in EWI that the Executive holds at the point in time of the relevant provision of this Agreement.

Board	the board of directors of the Company for the time being (including any committee of the Board).
Capacity	directly or indirectly, whether as principal, shareholder, partner, employee, officer, agent or otherwise, on his own behalf, or on behalf of any person, firm, company or any other entity.
Change of Control

change of control includes: (i) completion of any merger, consolidation or sale of substantially all of the assets of EWI and such merger results in the stockholders of EWI immediately prior to the merger holding less than 50% of the surviving entity; (ii) replacement of over 25% of the directors of EWI without the approval of at least 75% of the EWI directors in office as of the Commencement Date or of EWI directors so approved; or (iii) the acquisition by any person or group of persons of 40% or more of the voting rights of EWI’s outstanding voting securities.

Cause

shall mean: (1) conviction of the Executive of, or the entry of a plea of guilty or nolo contendere by the Executive to, any felony, or any misdemeanor involving moral turpitude; (2) fraud, misappropriation or embezzlement by the Executive; (3) Executive’s willful failure, gross negligence or gross misconduct in the performance of Executive’s assigned duties for Employer, Relevant Group Company and/or EWI; (4) willful failure by the Executive to follow reasonable instructions of any director/officer of EWI to whom the Executive reports or the Company’s and/or EWI’s Board; (5) Executive’s gross negligence or gross misconduct in the performance of Executive’s assigned duties for the Company, Relevant Group Company and/or EWI.

Commencement Date	31 March 2025.
Confidential Information

all information which may be imparted or obtained in confidence or be of a confidential nature (whether imparted in writing, verbally or otherwise and whether imparted directly or indirectly) relating to the business or prospective business, current or projected plans or internal affairs of the Company or any Group Company including without limitation:

(a)information relating to the current or prospective marketing or sales of any products or services of the Company or any Group Company, including lists of customers' and suppliers' names; addresses and contacts; sales targets and statistics; market share and pricing information; marketing surveys; research and reports; and advertising and promotional material;

(b)any information relating to any actual or prospective business strategies of the Company or any Group Company;

(c)any information relating to any actual or prospective marketing strategies for the launches of any new products or services of the Company or any Group Company;

(d)details of any client connections and contacts;

(e)any information relating to any actual or prospective acquisitions, or internal re-organisations, by the Company or any Group Company;

(f)all know-how, trade secrets, unpublished information relating to the Company's or any Group Company's intellectual property and to the creation, production or supply of any products or services of the Company or any Group Company;

(g)any information to which the Company or any Group Company owes an obligation of confidence to a third party; and

(h)any other commercial, financial or technical information relating to the business or prospective business of the Company or any Group Company or to any past, current or prospective client, customer, supplier, licensee, officer or employee, agent of the Company or any Group Company or any member or person interested in the share capital of the Company or any Group Company and any other person to whom the Company or any Group Company may provide or from whom they may receive information (whether marked confidential or not).

Documents

documents, notes, memoranda, correspondence, drawings, sketches, plans, designs, disks, memory, notebooks, tapes or any other medium, whether or not eye-readable, on which information (whether confidential or otherwise) relating to the business or affairs of the Company or any Group Company or to any past, current or prospective client, customer, supplier, licensee, officer, employee, or agent of the Company or any Group Company or any member or person interested in the share capital of the Company or any Group Company and any other person to whom the Company or any Group Company may provide or from whom they may receive information (whether confidential or not) may from time to time be referred to, written, recorded or stored (including without limitation any such information on any social media websites).

Employment	the employment of the Executive pursuant to this Agreement.

EWI Good Reason

Euronet Worldwide, Inc., the ultimate parent company of the Company and

Group.

shall mean a termination of the Agreement at the Executive’s own initiative within one year following the occurrence, without Executive’s prior written consent, of one or more of the following events not on account of Cause (“Constructive Termination Event(s)”):

(1) a significant and adverse diminution in the nature or scope of Executive’s authority, title, responsibilities or duties, unless Executive is given new authority or duties that are substantially comparable to Executive’s previous authority or duties;

(2) a reduction in Executive’s then-current base salary, or a significant reduction in Executive’s opportunities for earnings under Executive’s incentive compensation plans (not attributable to economic conditions or business performance at the time), or the termination or significant reduction of any employee benefit or perquisite enjoyed by the Executive (except as part of a general reduction that applies to substantially all similarly situated employees or participants);

(3) a change in Executive’s place of employment such that Executive is required to work more than 50 miles from Executive’s then current place of employment; or

(4) the failure of Employer to obtain an assumption in writing of its obligation to perform this Agreement by any successor to all or substantially all of the assets of Employer and/or EWI within 45 days after a Change of Control.

If the Executive believes there exists a basis for termination by the Executive for Good Reason, the Executive shall provide the Employer and/or EWI written notice within 30 days of the occurrence of the Constructive Termination Event describing such event, and the Employer and/or EWI shall be provided the opportunity to cure the cause of the Constructive Termination Event within a 30-day period following Employer’s and/or EWI’s receipt of the written notice. If the cause of the constructive termination is cured, then no right of termination for Good Reason shall be found to have taken place.

Group

EWI and the Company, and their subsidiary undertakings from time to time and the ultimate parent undertaking (if any) of the Company from time to time and every other undertaking which from time to time is a subsidiary undertaking of the same ultimate holding company (if any) from time to time.

Group Company	any undertaking within the Group and references to the "Group Companies" shall be construed accordingly.
Key Employee

any employee of the Company or any Group Company who is (or was at any time in the Period):

(a)                 at management grade; or

(b)                 in a senior capacity; or

(c)                 in a capacity in which he has access to or obtained Confidential Information,

and with whom the Executive has had personal dealings, or who reported to the Executive, or for whose work the Executive has had responsibility, at any time during the Period.
Period	the period of 12 months immediately before the Termination Date.
Permitted Interest

an interest in any class of shares or other securities of any company that are traded on a recognized investment exchange that amount to not more than three per cent of such class of issued shares or securities and an interest in any units of any authorized unit trust.

Relevant Group Company	each Group Company for which the Executive performed material duties or about which he received Confidential Information, in each case during the Period.
Remuneration Committee

a committee of the Board, or a committee of the board of directors of any Group Company and in particular one of EWI, that determines the annual salary, any bonuses and other remuneration payable to the Executive and other employees of the Group who hold a similar stature to that of the Executive within the Group.

Restricted Area	Greece and any other country in which at the Termination Date the Company or any other Relevant Group Company has or proposed to have material business operations.
Termination Date	the date of termination of this Agreement in any manner.

1.                   Job position

1.1   After taking into consideration his qualifications, skills and expertise, the Company hires the Employee in the position of Chief Executive Officer - EFT Americas & EMEA, and Executive Vice President for EWI, which is a position of supervision, management and of confidential capacity, pursuant to article 2(a) of the International Labour Convention (Hours of Work, 1919), which has been ratified by L. 2269/1920.

1.2.  The job duties of the Executive include those set out in the Schedule A to this Agreement, and, also, any other additional or alternative commensurate duties, which will be notified by the Company from time to time.

The granting to the Executive by the Company and/or EWI of any title and/or right to represent the Company is always effected exclusively and only for the service of the Company's and/or EWI’s business needs. The above shall apply in all cases without the need for express repetition of the above reservation in each special case of grant. Similarly, it is explicitly agreed that the granting to the Executive by any Group Company of any title and/or right to represent the Group Company may be revoked at any time, without it being deemed as demotion or unilateral harmful change of the employment terms of the Executive, under this Agreement.

1.3.  Transfer/Secondment: Having knowledge of the business, locations and other conditions in the Group, the Executive explicitly agrees with the present Agreement that he may be transferred or seconded to another Group entity, on the same terms and conditions set out herein and subject to any local employment laws, on reasonable notice of not less than three (3) months.

2.                   Type of Contract/Commencement Date

2.1.  This Agreement is agreed for indefinite term, is entirely and exclusively governed by the relevant provisions of legislation as in force and it enters into force on the Commencement Date.

2.2.  The Company recognizes the Executive’s prior service with the Group from 5 October 2005 until 28 March 2025 in connection with all employment rights that are linked with the time of service (i.e., for the calculation of severance, annual leave, etc).

3.                   Working hours

3.1.  The hours of work of the Executive are not fixed but are such normal working hours of the Company and such additional hours as may be necessary to enable him properly to discharge his duties.

3.2.  Given his role as set forth in article 1.1 above, which is a position of supervision, management and of confidential capacity, the Executive is exempt from the application of the legal provisions for working time limits, pursuant to article 2(a) of the International Labour Convention (Hours of Work, 1919), which has been ratified by L. 2269/1920. The Executive is also exempt from the application of the legal provisions for work outside the normal place of work. The Executive will be registered as a “managerial employee” (in Greek, διευθύνων υπάλληλος) in the ERGANI electronic system.

4.                   Salary and other benefits

4.1.The gross annual salary payable to the Executive is the equivalent of USD 525,000 (five hundred and twenty- five thousand United States dollars) and shall be payable to the Executive on the basis of fourteen (14) gross monthly salaries (i.e. 12 monthly salaries, the Christmas bonus (that is equal to one monthly salary), the Easter bonus and annual leave allowance (which are equal to half monthly salary amounts each). The aforementioned gross annual salary shall actually be payable to the Executive in Euros and the amount to be paid to the Executive for each month in question shall represent the United States dollar amount per month but converted in to Euro using the European Central Bank’s average foreign currency exchange rate between the currency pair in the thirty (30) day period ending on the working day immediately before the date the monthly salary payment is to be processed by the Company.

4.2.The above salary, subject to any legal deductions, will be payable ex post, net of any legal withholdings for taxes and social insurance contributions, to the Executive's bank account on the 30th day of each calendar month.

4.3.The Christmas and Easter bonus and the annual leave allowance will be payable as provided for by Greek employment legislation.

4.4.The total payable gross monthly salary as referenced above and, in particular, the amount that exceeds from time to time the Executive's statutory salary, includes and is offset with the following amounts (indicatively), under the condition that such set-off is not explicitly prohibited by virtue of a legislative provision or a collective labour agreement:

(a)	all salary amounts, i.e. base salary, allowances of any kind (excluding Christmas and Easter bonuses and annual leave allowance) and additional benefits or increases of monetary value, as well as any future increases that are rendered mandatory by legislative labour provisions (laws, presidential decrees, ministerial decisions) or applicable collective agreements (Collective Labour Agreements or Arbitral Awards).

(b)	notwithstanding the Executive’s exemption from the application of the legislation for working time limits, in any case are offset and included any salary increase or compensation for work exceeding the legal working hours, including but not limited to compensation for overwork (hypergasia), work on the sixth day of the week in case of five-day employment (Saturday), work on Sunday or bank holiday, work at night, work outside of the normal place of work; as well as payment for any additional work; and the compensation for an alternative rest day.

4.5.The fixed salary may be reviewed from time to time by the Remuneration Committee and/or the applicable board of directors. Increases are not automatic but will be at the absolute discretion of the

Remuneration Committee and/or the applicable board of directors. An increase in any year is neither a guarantee nor an indication that an increase will be granted in any subsequent year.

4.6.It is expressly agreed that any benefits, in kind or in cash, payable to the Executive, apart from the above agreed salary, are granted by the Company at its discretion (ex gratia). They always constitute discretionary benefits, irrespective of the long duration of their payment, and the Company may amend, modify, reduce or abolish them in total at any time, at its free and absolute discretion. The discretionary benefits, including benefits granted for operational reasons do not form part of the Executive “regular salary” (in Greek, τακτικές αποδοχές) and they are not taken into consideration for any other salary-related payments, including (indicatively) for the calculation of severance in the event of termination and the calculations of any allowances (e.g. Christmas bonus, Easter bonus, Annual Leave Allowance).

4.7.Notwithstanding anything to the contrary contained in the articles of association of the Company or of any other Group Company of which the Executive is a member of the board of directors, the fixed salary payable under the present Article will be inclusive of any other fees or remuneration of any description which the Executive might be entitled to receive from such appointment(s) if and where such exist and the Executive shall either waive his right to any such remuneration or account to the Company for such remuneration immediately upon receipt.

4.8.The Executive shall be eligible for a discretionary bonus under the Company's and/or Group’s executive bonus plan from time to time, subject to meeting performance or other targets set by the Remuneration Committee and/or the applicable board of directors in its discretion from time to time. The bonus scheme does not form part of the Executive's terms and conditions of employment, and receipt of a bonus in any year is no guarantee or indication that a bonus will be paid in any subsequent year. Without prejudice to the discretionary nature of this bonus, to be eligible for payment of a bonus, at the date any bonus may be due to be paid:

(a)	the Executive must be employed by the Company;
(b)	neither the Company nor the Executive shall have given notice to terminate this Agreement;
(c)	the Executive must not be subject to any formal disciplinary, or performance management, action; and
(d)	the Executive must not be subject to a disciplinary investigation or on suspension, although if, after completion of the disciplinary process or the end of suspension, the Company has not imposed a disciplinary sanction on the Executive, the Company will re-consider its discretion at such time.

4.9.The Company shall repay to the Executive all reasonable travelling, hotel and other expenses properly incurred by him in or about the performance of his duties, subject to: (i) the Executive having delivered to the Company such form(s) and vouchers or other evidence of actual payment of such expenses as the Company may from time to time require and (ii) and to compliance with any expenses policy in force, from time to time.

4.10.Any remuneration payable to the Executive under the terms of this Agreement, including without limitation any increase in remuneration pursuant to clause 4.5 above, will at all times be subject to any legal requirements, regulatory requirements and any remuneration policy of the Company or any Group Company from time to time applicable. The Executive agrees that where the Company determines that his remuneration is performance-related, he will refer to any remuneration policy of the Company or any Group Company from time to time for further details of the performance assessment process and the importance of non-financial assessment factors in such process.

4.11.Other discretionary benefits will be provided to the Executive as per the terms of Schedule B to this Agreement.

5.                   Place of work

5.1. The Executive's place of work is today the Company's premises in Kallithea Attikis.

5.2.  It is explicitly agreed upon that the business needs are such that the Executive will be obliged to not only provide his employment at the Company's registered office, but also to carry out his duties at other locations according to the instructions of Employer and to immediately travel to provide his employment at any place where the Company operates in Greece or abroad.

6.	Executive obligations
(a)	The Executive shall diligently perform all duties and exercise all powers as are lawfully and properly assigned to him, from time to time, by the Company, whether such duties or powers relate to the Company or any Group Company.
(b)	The Executive is obliged to comply with all directions lawfully and properly given to him by the Company or any Group Company and their respective authorized representatives.
(c)	The Executive is obliged to act within the framework of (a) the Internal Regulation, and any internal regulations, company policies including those of the wider Group which are communicated by the Company to the Executive from time-to-time and (b) the applicable legislation at any time.
(d)	The Executive is obliged to treat any action, transaction and client relationship of the Company or any other Group Company that he may become aware of by any means as strictly confidential.
(e)	The Executive is obliged not to accept from a client, supplier or other business partner of the Company or Group Company any discount, remuneration or gift in cash, in kind, in exchange for the services provided by him on behalf of the Company or Group Company or simply due to his capacity as an Executive.
(f)	The Executive has increased duty of loyalty to the Company and Group Companies due to the exceptionally confidential nature of his duties.
(g)	The employment relationship of the Executive with the Company is of full time and exclusive employment. Any other employment of the Executive in the private or public sector or in commercial undertakings is not allowed but for: (i) the prior written consent of the Company in response to the Executive’s relevant written request and (ii) such written request being submitted pursuant to the notification and/or consent provisions of the EWI Code of Business Conduct & Ethics, which consent may be withheld by the Company and/or EWI pursuant to the applicable legislation, on the basis of objective reasons, such as for the protection of the health and safety of employees, the protection of business confidentiality, the engagement of the employee with a competing business, or the avoidance of conflicts of interests. It is also forbidden to the Executive to use his capacity as an Executive in events, conferences, and collaborations of any nature, unless he has been granted prior written consent of the Company and/or EWI to that effect.

7.                   Assignment of intellectual property rights

7.1.It is explicitly agreed upon that any creation of intellectual or industrial property, such as indicatively protected works, invention, discovery, improvement, method etc. that the Executive may create throughout the duration of his Employment, either alone or in collaboration with others, in the context of performing his duties or beyond his Employment belongs as per its property rights to the Company, to whom the Executive hereby assigns any property rights of his own over such creations, which, in any event, the Company maintains for itself all rights over.

8.                   Annual Leave

8.1.Notwithstanding the Executive’s exemption from the application of the legislation for working time limits, the Executive is entitled to paid annual leave in accordance with the provisions of the applicable Greek laws (currently, articles 210-216 of P.D. 80/2022 and other regulations, as in force).

8.2.The Executive shall be entitled to 26 working days per annum, exclusive of Greek Public Holidays. For the first and second calendar year the annual leave will be pro-rated.

8.3.The holiday year runs from 1 January each year to the following 31 December. As provided for by Greek employment law, the annual leave must be taken by the 31 March of the following calendar year at the latest. The Executive shall arrange taking all his annual leave entitlement as provided for by law. He is not permitted to carry over any untaken annual leave after the 31 March of the following calendar year or after any other date that may be provided for by Greek employment laws.

9.                   Termination

9.1.The present Agreement may be terminated by either contracting party, at any time, pursuant to the provisions of the applicable legislation.

9.2.This Agreement may be terminated by the Company, with or without notice, as provided for by the applicable Greek employment laws (currently, articles 321-331 of P.D. 80/2022 and other regulations, as in force). In the event of termination of the present Agreement by the Company, the Executive will be entitled to statutory severance, as provided for by the applicable legislation. The statutory severance is equivalent to twelve

(12) gross monthly salaries (the “Statutory Severance”) as per the currently applicable legislation. It is explicitly agreed between the Parties that the severance will be calculated on the basis of the Executive’s actual gross monthly salary (meaning base salary x14/12), excluding any discretionary benefits or benefits granted for operational reasons) at the last month of employment, without application of the upper salary threshold provided for by Greek employment (article 327 par. 1 of P.D. 80/2022).

9.3.On the condition that the Executive is not terminated for Cause, in addition to the Statutory Severance prescribed under clause 9.2 above, the Executive shall as prescribed in this clause 9.3 be entitled to an additional “ratchet” payment (“Contractual Severance“). Such Contractual Severance will be calculated as follows so that when the Company terminates the Agreement:

9.3.1without notice: the Contractual Severance shall equate to an amount equivalent to twelve gross monthly salary payments, therefore taking the total Severance due to the Executive, comprising both the Statutory Severance and Contractual Severance “ratchet”) to the equivalent of twenty-four (24) gross monthly salaries; or

9.3.2with 4-month notice: the Contractual Severance shall equate to an amount equivalent to the sum of twenty-four (24) gross monthly salaries less: (i) the number of gross monthly salaries paid to the Executive for the notice period under which the Executive actually works and (ii) the Statutory Severance amount due to the Executive as provided for by Greek law.

For the avoidance of doubt, for the purposes of the calculating the gross monthly salary element of the “ratchet”

the same principles as set out in clause 9.2 above shall be applied by the contracting parties.

9.4In the event of a Change of Control this Employment Agreement shall remain in force “as-is” on an indefinite basis provided, however, that if the Executive is subsequently terminated or the Executive terminates this Agreement for Good Reason, within a period of three (3) years of the deemed date of Change of Control, with or without notice but provided such termination by the Company is not for Cause, then in addition to the payment of the Statutory Severance and Contractual Severance as provided for under clause 9.3 above, the Executive will be entitled to a further amount, payable within five (5) days of the Termination Date, representing the full amount of the gross monthly base salary that would have been payable during the remaining part of the third year of the period specified in this clause 9.4 on the proviso that this additional payment shall be discounted at a rate of 7.5% per annum.

9.5   Awards upon termination of this Agreement:

(i)  In circumstances where a termination without Cause and not in connection with a Change of Control takes place, the Executive’s Awards will be treated as follows from the deemed Termination Date and the Executive will: (A) keep all vested restricted stock units; (B) have ninety (90) days to exercise his vested non-qualifying stock options; and/or (C) any restricted stock or non-qualifying stock option awards that are unvested, but would otherwise have vested within the two (2) year period beginning on the Termination Date, will continue to vest at their natural vesting date. Any Awards that vest beyond those two (2) years will be forfeited.

(ii)  For a termination for Cause, the Executive will keep all vested restricted stock and non-qualifying options provided such are held and handled in accordance with the rules of any applicable programme from time-to- time and separately all unvested Awards will be forfeited.

(iii) If there is a Change of Control all unvested Awards outstanding and held by the Executive at the deemed date of the Change of Control will become immediately vested and for the Executive to handle accordingly within the ordinary course and in accordance with the underlying equity incentive plan terms and conditions.

(iv)  In connection with a termination of employment due to disability, any unvested Awards that would have otherwise vested within 12 months after the Termination Date will continue to vest as if Executive had remained an employee through the end of such 12-month period. All other unvested Awards will be handled pursuant to the underlying equity incentive plan terms and conditions. In connection with the termination of employment due to the death of Executive, all unvested Awards will be handled pursuant to the underlying equity incentive plan terms and conditions.

9.6  On termination of the Executive’s employment for whatever reason, the Executive is obliged to immediately deliver to the Company all Documents, IT hardware, computer records, computer data, passwords, credit cards and any other property relating to the business of or belonging to the Company or any other Group Company which is in his possession or under his control. The Executive is not entitled to retain copies or reproductions of any Documents or computer records relating to the business of or belonging to the Company or any other Group Company.

9.7.In the event of termination of the present Agreement by the Executive (resignation) other than for Good Reason, the Executive is obliged to provide to the Company a 2-month (calendar days) prior written notice of termination, as provided for by the applicable labour legislation (currently, article 337 of P.D. 80/2022 and other regulations, as in force). Otherwise, he will be entitled to compensation amounting to the two (2) gross monthly salaries. For the avoidance of doubt, for the purpose of calculating the gross monthly salary element of such compensation the same principles as set out in clause 9.2 above shall be applied by the contracting parties.

9.8During the term of this Agreement, in the event of death or permanent disability the Executive, the heirs of the Executive shall be entitled to receive the Statutory Severance.

9.9If the Board of EWI has determined in good faith that the Executive has failed to comply with the requirements of the provisions referenced in Section 10 hereof at any time following any termination, then Employer and/or EWI shall have no further obligation to pay any amounts or provide any benefits under this Agreement unless otherwise required under applicable law.

10.                Restrictive Covenants - during employment with the Company

10.1The Executive shall not during his Employment carry on or be concerned, engaged or interested in any capacity in any trade, profession or business other than that of the Company or any Group Company and shall not engage in any other activity or hold any public office (unless required by law) which the Company reasonably considers may impair his ability to perform his duties under this Agreement except with the written permission of the board of directors or as prescribed in the Code of Business Conduct & Ethics.

10.2              The Executive may:

(a)                 hold a permitted interest; and/or

(b)                 carry on or be concerned, engaged or interested in any other trade, profession or business or hold a public office if he shall have:

(i)	provided, on the basis of the utmost good faith, full particulars of its nature and of the likely demands it will make on his time and abilities;
(ii)	obtained the prior written consent of the board of directors or as prescribed in the Code of Business Conduct & Ethics, which consent may be given subject to such terms or conditions as it may decide (each of which shall be considered to be a term of this Agreement) and such consent may be withdrawn if reasonably considered to be in the interests of the Company or any Group Company to do so; and
(iii)	if required by the Company at any time, provide full details of such hours as he may spend on its business to enable the Company to comply with the requirements of the Greek employment laws.

10.3            The Executive shall not during his Employment (save in a purely social capacity or with the prior written consent of the board of directors or as prescribed in the Code of Business Conduct & Ethics), directly or indirectly, make any contact, whether formal or informal, written or oral, with any of the Company's or any Group Company's past, current or prospective suppliers, customers, agents or clients with whom the Executive has had business dealings (directly or indirectly) for any purpose (including but not limited to an intention to set up a competing business or to seek employment) other than for the legitimate business interests of the Company or any Group Company.

10.4The Executive shall not during the Employment directly or indirectly, either on his own behalf or on behalf of any person, firm or company:

(a)	solicit or endeavour to entice away from the Company or any Group Company an employee, or discourage from being employed by the Company or any Group Company any person who, to the knowledge of the Executive, is an employee or a prospective employee of the Company or any Group Company; or
(b)	employ or procure another person to employ any such person.

10.5The restrictions set out in this clause 10 are without prejudice to any other express or implied contractual or fiduciary duties owed to the Company or any Group Company.

11                 Restrictive Covenants - post termination of employment with the Company

11.1            In consideration in part of the “ratchet” payment referred to in clause 9.3 above, the Executive acknowledges that he is willing to enter into the covenants set out in this clause 11 with the Company (for itself and as agent for each Group Company) in order to provide the Company and any Group Companies with what he considers to be reasonable protection for its or their Confidential Information, or its or their client connections, or the stability of its or their workforce, or otherwise for its or their goodwill, or any aspect of that goodwill.

11.2            The Executive shall not, in any Capacity, save in respect of a Permitted Interest or with the prior written consent of the board of directors or as prescribed in the Code of Business Conduct & Ethics (which shall not be unreasonably withheld), for a period of 24 months from the Termination Date, within the Restricted Area, carry on or be concerned or engaged or interested in any part of any trade or business which competes with any part of any trade or business carried on by the Company or any Group Company in which the Executive shall have been actively engaged or involved at any time during the Period. Nothing in this clause 11.2 shall prevent the Executive from holding a Permitted Interest.

11.3            The Executive shall not in any Capacity for a period of 24 months from the Termination Date in competition with the Company or any Group Company and in relation to the business activities of the Company or any Group Company in which the Executive has been actively engaged or involved at any time during the Period:

(a)solicit, approach or offer products or services to or entice away from the Company or any Group Company any person, firm or company who was either:

(i)	a client or customer of the Company or any Group Company at any time during the Period with whom the Executive has been actively engaged or involved by virtue of his duties under this Agreement at any time during the Period; or
(ii)	a client or customer of the Company or any Group Company at any time during the Period with whom the Executive has been actively engaged or involved by virtue of his duties under this Agreement at any time during the Period; or

(b)                 deal with or accept custom from any person, firm or company who was either:

(i)	a client or customer of the Company or any Group Company at any time during the Period with whom the Executive has been actively engaged or involved by virtue of his duties under this Agreement at any time during the Period; or
(ii)	a prospective client or customer of the Company or any Group Company with whom or which as at the Termination Date there are negotiations ongoing with a view to him or it becoming a customer or client of the Company or any other Group Company and where the Executive has been actively engaged or involved in such negotiations in the performance of his duties under this Agreement at any time during the Period.

11.4The Executive shall not for a period of 24 months from the Termination Date in any Capacity, directly or indirectly:

(a)	approach or solicit or otherwise endeavour to entice away from the Company or any Group Company; or
(b)	employ or offer employment to or procure the employment of any Key Employee, whether or not such person would commit any breach of his contract of employment by reason of so leaving the service of the Company or any Group Company or otherwise.

11.5The Executive shall not, at any time after the Termination Date, in any Capacity:

(a)	save as otherwise expressly directed in writing by the Company, represent himself as being in any way connected with or interested in the business of the Company or any Group Company (except as a former employee for the purpose of communicating with prospective employers or complying with any applicable statutory requirements) or use any name which is identical or similar to or likely to be confused with the name of the Company or any Group Company or any product or service produced or provided by the Company or any Group Company or which might suggest a connection with the Company or any Group Company; or

(b)	make any untrue or misleading oral or written statement concerning the business and affairs of the Company or any Group Company.

11.6The Executive agrees that each of the restrictions in clauses 11.2, 11.3, 11.4 and 11.5 is separate and distinct, is to be construed separately from the other restrictions, and is reasonable as regards its duration, extent and application for the protection of the legitimate business interests of the Company and any Group Company. The Executive also acknowledges that he has had the opportunity to obtain independent legal advice in relation to the terms of this clause 11. However, if any such restriction shall be found to be void or unenforceable but would be valid or enforceable if some part or parts of it were deleted, the Executive agrees that such restriction shall apply with such deletions as may be necessary to make it valid and effective.

12.                Collective regulation

The Executive's statutory salary, today, is the legally determined statutory salary. The non-salary terms and conditions of the present Agreement are determined by the National General Collective Labour Agreement (NGCLA).

13.                Amendment of the Agreement

The present Agreement is amended only in writing, excluding any other means of proof.

14.                Jurisdiction of the Courts of Athens

It is explicitly agreed upon that any dispute that may arise from the present agreement will be resolved by the Courts of Athens, which will be exclusively locally competent.

15.                Final provisions

15.1.             With the present Agreement the Executive is informed about all the essential employment terms and conditions as provided for by the applicable legislation (articles 70 et al P.D. 80/2022).

15.2.             The present Agreement may be executed by:

(i)                   handwritten signature;

(ii)                 a qualified electronic signature;

(iii)                digital certification through the Single Digital Portal (Gov.gr).

15.3.           The present Agreement was drafted and executed in English and each contracting party received one copy. Should the Parties require, for any reason whatsoever, a courtesy version of this Agreement in Greek language they will prepare one accordingly.

THE PARTIES

THE EXECUTIVE	THE EMPLOYER
…………………………………………………………… Nikolaos Fountas	…………………………………………………………… Daniel J Marland Associate General Counsel

SCHEDULE A

Job Duties of Chief Executive Officer – EFT Americas & EMEA, and Executive Vice President for EWI

see separate document

SCHEDULE B

Discretionary benefits

1.  The Executive shall be entitled to use of a company car in accordance with rules established by the Company from time to time.

2.  The Executive shall be eligible to participate in any schemes and/or programmes operated by the Company for management or executive level employees.

56

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2025

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer

