Form 10-Q
period 2025-09-30
EURONET WORLDWIDE, INC.
filed 2025-11-04
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 4, 2025, Euronet Worldwide, Inc. had 42,044,681 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,172.5	$1,278.8
ATM cash	848.4	643.8
Restricted cash	44.2	9.2
Settlement assets	1,555.9	1,522.7
Trade accounts receivable, net of credit losses of $6.6 and $4.2	297.2	284.9
Prepaid expenses and other current assets	323.2	297.1
Total current assets	4,241.4	4,036.5
Operating right of use lease assets	150.7	132.1
Property and equipment, net of accumulated depreciation of $665.7 and $589.6	366.8	329.7
Goodwill	949.9	859.2
Acquired intangible assets, net of accumulated amortization of $256.8 and $226.5	199.1	188.9
Other assets, net of accumulated amortization of $93.1 and $82.6	279.9	226.7
Convertible notes receivable	87.6	61.4
Total assets	$6,275.4	$5,834.5
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,555.9	$1,522.7
Trade accounts payable	209.5	223.8
Accrued expenses and other current liabilities	455.4	475.7
Current portion of operating lease obligations	54.2	48.3
Short-term debt obligations and current maturities of long-term debt obligations	1,232.0	812.7
Income taxes payable	111.0	86.4
Deferred revenue	55.2	56.4
Total current liabilities	3,673.2	3,226.0
Debt obligations, net of current portion	1,071.3	1,134.4
Operating lease obligations, net of current portion	100.3	87.4
Deferred income taxes	59.9	71.8
Other long-term liabilities	92.1	85.7
Total liabilities	4,996.8	4,605.3
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 64,981,164 and 64,788,755	1.3	1.3
Additional paid-in-capital	1,340.6	1,370.1
Treasury stock, at cost, shares issued 25,289,807 and 21,061,140	(2,198.8)	(1,755.2)
Retained earnings	2,191.9	1,934.0
Accumulated other comprehensive loss	(71.7)	(321.5)
Total Euronet Worldwide, Inc. stockholders’ equity	1,263.3	1,228.7
Noncontrolling interests	15.3	0.5
Total equity	1,278.6	1,229.2
Total liabilities and equity	$6,275.4	$5,834.5

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,145.7	$1,099.3	$3,135.5	$2,942.5
Operating expenses:
Direct operating costs, exclusive of depreciation	643.9	634.0	1,825.5	1,748.5
Salaries and benefits	187.4	169.6	525.0	482.3
Selling, general and administrative	84.6	80.6	255.4	231.9
Depreciation and amortization	34.8	32.9	100.8	99.3
Total operating expenses	950.7	917.1	2,706.7	2,562.0
Operating income	195.0	182.2	428.8	380.5
Other income (expense):
Interest income	6.2	6.5	17.7	18.1
Interest expense	(22.5)	(24.2)	(70.1)	(59.2)
Foreign currency exchange loss (gain), net	0.1	27.4	(23.7)	16.4
Other gains, net	1.4	16.5	4.3	17.2
Other income (expense), net	(14.8)	26.2	(71.8)	(7.5)
Income before income taxes	180.2	208.4	357.0	373.0
Income tax expense	(55.1)	(56.8)	(95.8)	(112.0)
Net income	125.1	151.6	261.2	261.0
Net loss attributable to noncontrolling interests	(3.1)	(0.1)	(3.2)	(0.2)
Net income attributable to Euronet Worldwide, Inc.	$122.0	$151.5	$258.0	$260.8

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$3.02	$3.41	$6.13	$5.77
Diluted	$2.75	$3.21	$5.84	$5.45

Weighted average shares outstanding:
Basic	40,331,347	44,416,803	42,109,970	45,221,248
Diluted	44,809,457	47,554,606	44,574,528	48,421,545

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$125.1	$151.6	$261.2	$261.0
Translation adjustment	(20.7)	87.1	249.3	32.1
Comprehensive income	104.4	238.7	510.5	293.1
Comprehensive income (loss) attributable to noncontrolling interests	0.5	0.3	(0.4)	0.5
Comprehensive income attributable to Euronet Worldwide, Inc.	$104.9	$239.0	$510.1	$293.6

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2023	45,777,962	$1.3	$1,311.6	$(1,487.7)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	90,812	—	0.7	(0.5)
Share-based compensation	—	—	12.5	—
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	45,868,774	1.3	1,324.8	(1,488.2)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	38,576	—	1.9	(1.4)
Share-based compensation	—	—	10.2	—
Repurchase of shares	(1,000,000)	—	—	(113.9)
Balance as of June 30, 2024	44,907,350	1.3	1,336.9	(1,603.5)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	22,230	—	1.4	—
Share-based compensation	—	—	10.6	—
Repurchase of shares	(1,000,000)	—	—	(102.3)
Balance as of September 30, 2024	43,929,580	$1.3	$1,348.9	$(1,705.8)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2024	43,727,615	$1.3	$1,370.1	$(1,755.2)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	108,333	—	0.8	(2.3)
Share-based compensation	—	—	11.2	—
Repurchase of shares	(591,258)	—	—	(59.6)
Balance as of March 31, 2025	43,244,690	1.3	1,382.1	(1,817.1)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	38,433	—	1.5	0.1
Share-based compensation	—	—	14.0	—
Acquisition	—	—	—	—
Repurchase of shares	(2,287,052)	—	—	(249.6)
Balance as of June 30, 2025	40,996,071	1.3	1,397.6	(2,066.6)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	39,000	—	2.0	0.4
Share-based compensation	—	—	14.8	—
Repurchase of shares, including excise tax	(1,343,714)	—	—	(132.6)
Capped call, including deferred tax	—	—	(73.8)	—
Balance as of September 30, 2025	39,691,357	$1.3	$1,340.6	$(2,198.8)

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions, except share data)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
Net income (loss)	26.2	—	—	26.2
Other comprehensive loss	—	(45.0)	—	(45.0)
Stock issued under employee stock plans	—	—	—	0.2
Share-based compensation	—	—	—	12.5
Repurchase of shares	—	—	—	—
Balance as of March 31, 2024	1,654.1	(248.2)	(0.2)	1,243.6
Net income (loss)	83.1	—	0.1	83.2
Other comprehensive loss	0.1	(10.1)	—	(10.0)
Stock issued under employee stock plans	—	—	—	0.5
Share-based compensation	—	—	—	10.2
Repurchase of shares	—	—	—	(113.9)
Balance as of June 30, 2024	1,737.3	(258.3)	(0.1)	1,213.6
Net income	151.5	—	0.1	151.6
Other comprehensive income	—	86.8	0.3	87.1
Stock issued under employee stock plans	—	—	—	1.4
Share-based compensation	—	—	—	10.6
Repurchase of shares	—	—	—	(102.3)
Balance as of September 30, 2024	$1,888.8	$(171.5)	$0.3	$1,362.0

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,934.0	$(321.5)	$0.5	$1,229.2
Net income	38.4	—	—	38.4
Other comprehensive income (loss)	—	85.0	(1.0)	84.0
Stock issued under employee stock plans	—	—	—	(1.5)
Share-based compensation	—	—	—	11.2
Repurchase of shares	—	—	—	(59.6)
Balance as of March 31, 2025	1,972.4	(236.5)	(0.5)	1,301.7
Net income	97.6	—	0.1	97.7
Other comprehensive income (loss)	—	185.9	0.1	186.0
Stock issued under employee stock plans	—	—	—	1.6
Share-based compensation	—	—	—	14.0
Acquisition	—	—	12.0	12.0
Repurchase of shares	—	—	—	(249.6)
Balance as of June 30, 2025	2,070.0	(50.6)	11.7	1,363.4
Net income	122.0	—	3.1	125.1
Other comprehensive income (loss)	(0.1)	(21.1)	0.5	(20.7)
Stock issued under employee stock plans	—	—	—	2.4
Share-based compensation	—	—	—	14.8
Repurchase of shares, including excise tax	—	—	—	(132.6)
Capped call, including deferred tax	—	—	—	(73.8)
Balance as of September 30, 2025	$2,191.9	$(71.7)	$15.3	$1,278.6

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Net income	$261.2	$261.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100.8	99.3
Share-based compensation	39.8	33.3
Unrealized foreign exchange gains (loss), net	23.7	(16.4)
Deferred income taxes	(23.9)	14.0
Loss on the dissolution of majority owned subsidiary	(2.9)	—
Amortization of debt issuance costs	2.8	3.2
Changes in working capital, net of amounts acquired:
Income taxes payable, net	17.2	13.5
Trade accounts receivable, including amounts in settlement assets	144.8	427.7
Prepaid expenses and other current assets, including amounts in settlement assets	(32.0)	52.9
Trade accounts payable, including amounts in settlement obligations	(163.8)	(184.6)
Deferred revenue	(4.9)	(0.5)
Accrued expenses and other current liabilities, including amounts in settlement obligations	29.7	(1.2)
Changes in noncurrent assets and liabilities	(10.6)	(49.7)
Net cash provided by operating activities	381.9	652.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	(9.3)	(91.3)
Issuance of convertible notes receivable	(25.0)	—
Purchases of property and equipment	(93.9)	(83.0)
Proceeds of property and equipment	1.4	—
Purchases of other long-term assets	(10.0)	(10.4)
Other, net	(0.2)	(0.5)
Net cash used in investing activities	(137.0)	(185.2)
Cash flows from financing activities:
Proceeds from issuance of shares	6.0	4.5
Repurchase of shares	(441.9)	(217.6)
Borrowings from credit agreements	6,948.6	5,981.8
Repayments of credit agreements	(7,413.0)	(5,986.3)
Proceeds from convertible notes	1,000.0	—
Debt issuance costs	(23.5)	—
Repayment of long-term debt	(491.8)	—
Capped call	(99.8)	—
Repayments of capital lease obligations	(1.1)	(1.4)
Net borrowing from short-term debt obligations	236.4	404.3
Proceeds received from minority interest stockholders	0.9	—
Other, net	0.3	0.1
Net cash (used in) provided by financing activities	(278.9)	185.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	236.3	42.1
Increase in cash and cash equivalents and restricted cash	202.3	694.8
Cash and cash equivalents and restricted cash at beginning of period	2,488.2	2,247.0
Cash and cash equivalents and restricted cash at end of period	$2,690.5	$2,941.8
Supplemental disclosure of cash flow information:
Interest paid during the period	$53.7	$55.3
Income taxes paid during the period	$104.3	$74.4

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the Company will adopt the standard in the following fiscal year. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

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

(3) ACQUISITIONS

Acquisitions 2025

On May 31, 2025, Euronet completed the acquisition of a 60% equity stake in UNIDOS CO. LTD from multiple shareholders for a consideration of $20.0 million, including a probable earn out of $1.6 million. The effective date of control is June 1, 2025. The Company allocated $9.9 million of the enterprise value to customer relationships, $7.9 million to acquired net assets, $3.5 million to deferred tax liability, $12 million to non-controlling interest and the remaining $17.7 million to goodwill. The purchase price was preliminary allocated to the assets acquired and liabilities assumed including identifiable intangible assets based on provisional values at the date of the acquisition. The acquisition has been accounted for as a business combination in accordance with US GAAP and the results of operations have been included in the Money Transfer segment.

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

	As of
(in millions)	September 30, 2025	December 31, 2024
Settlement assets:
Settlement cash and cash equivalents	$480.8	$367.2
Settlement restricted cash	144.6	189.2
Accounts receivable, net of credit losses of $41.0 and $31.7	713.3	769.5
Prepaid expenses and other current assets	217.2	196.8
Total settlement assets	$1,555.9	$1,522.7
Settlement obligations:
Trade account payables	$543.5	$628.2
Accrued expenses and other current liabilities	1,012.4	894.5
Total settlement obligations	$1,555.9	$1,522.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,172.5	$1,278.8	$1,524.1	$1,254.2
Restricted cash	44.2	9.2	18.9	15.2
ATM cash	848.4	643.8	805.4	525.2
Settlement cash and cash equivalents	480.8	367.2	438.6	327.4
Settlement restricted cash	144.6	189.2	154.8	125.0
Cash and cash equivalents and restricted cash at end of period	$2,690.5	$2,488.2	$2,941.8	$2,247.0

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Computation of diluted earnings:
Net income	$122.0	$151.5	$258.0	$260.8
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.0	1.1	2.1	3.2
Net income for diluted earnings per share calculation	$123.0	$152.6	$260.1	$264.0

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	40,331,347	44,416,803	42,109,970	45,221,248
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	366,087	355,985	350,510	418,479
Incremental shares from assumed conversion of convertible debt	4,112,023	2,781,818	2,114,048	2,781,818
Diluted weighted average shares outstanding	44,809,457	47,554,606	44,574,528	48,421,545

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 5.2 million and 3.9 million for the three and nine months ended September 30, 2025 and 3.1 million and 3.1 million for the three and nine months ended September 30, 2024, respectively.

Euronet issued Convertible Senior Notes ("Convertible Notes") due March 2049 (the “2049 Convertible Notes”) and due October of 2030 (the “2030 Convertible Notes”). The Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of Euronet's common stock or a combination thereof, at the Company's option. Incremental shares assumed for conversion of Convertible Notes are required to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, the Convertible Notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The dilutive effect increases the more the market price exceeds the applicable conversion price for each series of the Convertible Notes.

In August 2025, in connection with the offering of the 2030 Convertible Notes, the Company entered into several Capped Call Options with various counterparties, which cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Convertible Notes, an aggregate of 7.9 million shares of the Company’s common stock, the same number of shares that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the third quarter of 2025, the Company paid $99.8 million for the Capped Call Options, which was recorded as a reduction to “Additional paid-in capital” within the Company’s consolidated financial statements along with the offsetting associated deferred tax impact of $26.0 million.

During March 2025, almost all of the holders of the 2049 Convertible Notes exercised their right to require the Company to repurchase their 2049 Notes, and the Company repurchased $491.8  million of the 2049 Convertible Notes leaving $33.2 million of the 2049 Convertible Notes outstanding at September 30, 2025.

The issuance of the 2030 Convertible Notes increased the weighted average incremental shares from assumed conversion from 2.8 million in the prior year to 4.1 million, partially offset by a decrease due to the repurchase of the 2049 Convertible Notes for the three months ended September 30, 2025.

See Note 10, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes and the Capped Call Options.

Share repurchases

On September 11, 2024, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. As of September 30, 2025, approximately $93.4 million in value of additional shares were available to be repurchased under this repurchase program.

On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. As of September 30, 2025, all shares were available to be repurchased under this repurchase program.

Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustment loss of $20.7 million and gain of $249.3 million for the three and nine months ended September 30, 2025 and gains of $87.1 million and $32.1 million for the three and nine months ended September 30, 2024, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2025 is presented below:

	Acquired		Total
	Intangible		Intangible
(in millions)	Assets	Goodwill	Assets
Balance as of December 31, 2024	$188.9	$859.2	$1,048.1
Increases (decreases):
Acquisition	9.9	17.7	27.6
Impairment	—	—	—
Amortization	(14.2)	—	(14.2)
Foreign currency exchange rate changes	14.5	73.0	87.5
Balance as of September 30, 2025	$199.1	$949.9	$1,149.0

Of the total goodwill balance of $949.9 million as of September 30, 2025, $400.1 million relates to the Money Transfer Segment, $478.5 million relates to the EFT Processing Segment and the remaining $71.3 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of September 30, 2025, is expected to total $4.9 million for the remainder of 2025, $19.6 million for 2026, $18.3 million for 2027, $17.8 million for 2028, $17.8 million for 2029 and $17.7 million for 2030.

(7) CONVERTIBLE NOTES RECEIVABLE

The Company loaned $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "2028 Notes"), which were fully executed on October 19, 2023. Under the terms of the 2028 Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below.

On March, 27, 2025, the Company loaned $25 million to Marker Trax Digital,  LLC under a promissory note (the "2030 Note"). Under the terms of the 2030 Note, interest will accrue on the 2030 Note at 2% per annum and all unpaid principal and interest will be due and payable on March 27, 2030 if not converted earlier as discussed below.

The Company has a security interest in all of the assets of Koin Mobile, LLC, Marker Trax, LLC, and Marker Trax Digital, LLC. The aggregate outstanding principal and accrued interest under the 2028 Notes and the 2030 Note were $85.0 million and $2.6 million at September 30, 2025.

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

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	September 30, 2025	December 31, 2024
Accrued expenses	$326.4	$322.4
Other tax payables	21.8	22.8
Derivative liabilities	33.3	53.7
Accrued payroll expenses	72.7	75.5
Current portion of capital lease obligations	1.2	1.3
Total	$455.4	$475.7

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the nine months ended September 30, 2025 was primarily driven by $32.1 million of revenues recognized that were included in the deferred revenue balance as of  December 31, 2024 and $30.9 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	September 30, 2025	December 31, 2024
Credit Facility:
Revolving credit agreement	$56.6	$520.4
Notes:
0.625% convertible notes, unsecured, due 2030	1,000.0	—
0.75% convertible notes, unsecured, due 2049	33.2	525.0

1.375% Senior Notes, due 2026	704.0	621.5

Uncommitted credit agreements	500.5	250.0

Other obligations	37.2	37.7

Total debt obligations	2,331.5	1,954.6
Unamortized debt issuance costs	(28.2)	(7.5)
Carrying value of debt	2,303.3	1,947.1
Short-term debt obligations and current maturities of long-term debt obligations	(1,232.0)	(812.7)
Long-term debt obligations	$1,071.3	$1,134.4

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

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of September 30, 2025.

2049 Convertible Notes

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("2049 Convertible Notes"). The 2049 Convertible Notes mature in March 2049 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their right to require the Company to repurchase their notes in March 2025, and we repurchased the tendered 2049 Convertible Notes at that time with a combination of cash on hand and a borrowing under our Credit Facility.  As of September 30, 2025, $33.2 million of the 2049 Convertible Notes remain outstanding.

2030 Convertible Notes

On August 15, 2025, the Company completed the sale of $1,000.0 million of Convertible Senior Notes maturing in October 2030. ("2030 Convertible Notes"). The 2030 Convertible Notes mature in October 2030 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $127.04 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods.  The 2030 Convertible Notes will bear interest at a rate of 0.625% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. In connection with the issuance of the 2030 Convertible Notes, we recorded $23.5 million in debt issuance costs, which will be amortized through October 1, 2030. The 2030 Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2030 if certain conditions are met.

Capped Call Transactions

In August 2025, in connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2023 Capped Call Transactions”) with certain of the initial purchasers of the 2030 Convertible Notes or affiliates thereof and other financial institutions (the “Option Counterparties”).  The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped call Transactions are net purchased call options in Euronet common stock. The Capped Call Transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2030 Convertible Notes and will not change the holders’ rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Company has concluded that the 2030 Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the 2030 Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid in capital.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of September 30, 2025 the Company has outstanding €600.0 million ($704.0 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 20, 2025, the Company entered into an Uncommitted Loan Agreement for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026.  The amount of this Uncommitted Line of Credit shall be no more than (i) on or before September 30, 2025, $400 million and (ii) on and after October 1, 2025, $250 million. The loan had an outstanding balance of $250 million at September 30, 2025. The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to September 30, 2025, was 5.65%.

On June 27, 2025, the Company entered into an Uncommitted Loan Agreement for $300 million for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2025. The loan had an outstanding balance of $150.5 million at September 30, 2025. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.25% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to September 30, 2025 was 5.59%.

On July 28, 2025, the Company entered into an Uncommitted Loan Agreement for $100 million, fully drawn and outstanding at September 30, 2025, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2025. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to September 30, 2025 was 5.34%.

Other obligations

Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. On October 9, 2024, the Company completed a facility of MYR 140 million and an overdraft facility of MYR 100 million for its Malaysian business. Each advance under this facility shall be made for a term of one month or such other period of up to 12 months. As of September 30, 2025 $26.8 million was borrowed under this facility. Including the Malaysian facility, there was a total of $37.2 million outstanding under our subsidiaries credit lines and overdraft facilities as of September 30, 2025.

Debt Issuance Costs

As of September 30, 2025, the Company had unamortized debt issuance costs of $22.9 million for the 2030 Convertible Notes, $4.6 million for the Credit Facility and $0.7 million for the Senior Notes that will be amortized through October 2027 and May 2026,  respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $382.5 million and $281.5 million as of September 30, 2025 and December 31, 2024, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S. dollar. The Company had foreign currency forward contracts outstanding with a notional value of $535.3 million and $710.4 million as of September 30, 2025 and December 31, 2024, respectively, primarily in euro.

Foreign currency exchange contracts - xe Operations

xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from xe's total portfolio of positions were $22.8 million and $69.3 million for the three and nine months ended September 30, 2025, respectively, and $23.2 million and $66.5 million for the three and nine months ended September 30, 2024, respectively. All of the derivative contracts used in the Company's xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its xe operations as of September 30, 2025 and December 31, 2024 was $0.9 billion and $0.9 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$34.5	$53.1	Other current liabilities	$(33.3)	$(53.7)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2025 and December 31, 2024 (in millions):

Offsetting of Derivative Assets

As of September 30, 2025	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$34.5	$—	$34.5	$(20.0)	$14.5

As of December 31, 2024
Derivatives subject to a master netting arrangement or similar agreement	$53.1	$—	$53.1	$(22.3)	$30.8

Offsetting of Derivative Liabilities

As of September 30, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(33.3)	$—	$(33.3)	$21.1	$(12.2)

As of December 31, 2024
Derivatives subject to a master netting arrangement or similar agreement	$(53.7)	$—	$(53.7)	$31.7	$(22.0)

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains (losses) on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2025	2024	2025	2024
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain(loss), net	$0.1	$1.6	$1.6	$(4.0)

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		September 30, 2025
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$34.5	$—	$34.5
Convertible notes receivable	Convertible notes receivable	—	—	87.6	87.6
Marketable securities	Marketable securities	29.6	—	—	29.6
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(33.3)	$—	$(33.3)

		December 31, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$53.1	$—	$53.1
Convertible notes receivable	Convertible notes receivable	—	—	56.3	56.3
Marketable securities	Marketable securities	26.7	—	—	26.7
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(53.7)	$—	$(53.7)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of September 30, 2025 was based on the Secured Overnight Financing Rate ("SOFR") that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2025, the fair values of the 2049 Convertible Notes, 2030 Convertible Notes and Senior Notes were $31.6 million, $877.6 million and $697.8 million, respectively, with carrying values of $33.2 million, $1,000 million and $704.0 million, respectively.

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

The following tables present the Company's reportable segment results for the three months and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$409.4	$286.5	$452.4	$(2.6)	$1,145.7
Operating expenses:
Direct operating costs, exclusive of depreciation	194.4	216.3	235.8	(2.6)	643.9
Salaries and benefits	46.6	28.0	92.6	20.2	187.4
Selling, general and administrative	13.7	9.7	58.1	3.1	84.6
Goodwill impairment	—	—	—	—	—
Depreciation and amortization	26.6	1.5	6.6	0.1	34.8
Total operating expenses	281.3	255.5	393.1	20.8	950.7
Operating income (Loss)	$128.1	$31.0	$59.3	$(23.4)	$195.0

	Three Months Ended September 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$373.0	$290.3	$438.2	$(2.2)	$1,099.3
Operating expenses:
Direct operating costs, exclusive of depreciation	174.3	223.5	238.4	(2.2)	634.0
Salaries and benefits	41.3	26.2	84.9	17.2	169.6
Selling, general and administrative	15.3	9.6	50.8	4.9	80.6
Goodwill impairment	—	—	—	—	—
Depreciation and amortization	24.8	1.9	6.0	0.2	32.9
Total operating expenses	255.7	261.2	380.1	20.1	917.1
Operating income (expense)	$117.3	$29.1	$58.1	$(22.3)	$182.2

	Nine Months Ended September 30, 2025
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$980.4	$834.0	$1,328.0	$($6.9)	$3,135.5
Operating expenses:
Direct operating costs, exclusive of depreciation	504.8	629.3	698.3	(6.9)	1,825.5
Salaries and benefits	121.8	78.7	268.7	55.8	525.0
Selling, general and administrative	40.9	32.3	172.3	9.9	255.4
Goodwill impairment	—	—	—	—	—
Depreciation and amortization	76.9	4.8	18.7	0.4	100.8
Total operating expenses	744.4	745.1	1,158.0	59.2	2,706.7
Operating income (expense)	$236.0	$88.9	$170.0	$(66.1)	$428.8

	Nine Months Ended September 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$895.6	$808.3	$1,244.6	$(6.0)	$2,942.5
Operating expenses:
Direct operating costs, exclusive of depreciation	457.9	617.1	679.5	(6.0)	1,748.5
Salaries and benefits	107.5	75.4	248.3	51.1	482.3
Selling, general and administrative	38.0	28.5	154.2	11.2	231.9
Goodwill impairment	—	—	—	—	—
Depreciation and amortization	73.5	5.4	20.0	0.4	99.3
Total operating expenses	676.9	726.4	1,102.0	56.7	2,562.0
Operating income (expense)	$218.7	$81.9	$142.6	$(62.7)	$380.5

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
	September 30, 2025	December 31, 2024
EFT Processing	$3,136.4	$2,762.2
epay	973.5	1,073.7
Money Transfer	1,845.0	1,745.5
Corporate Services, Eliminations and Other	320.5	253.1
Total	$6,275.4	$5,834.5

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

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$322.6	$191.4	$201.5	$715.5	$725.7	$554.0	$579.6	$1,859.3
North America	19.8	43.6	200.5	263.9	58.8	130.9	597.3	787.0
Asia Pacific	57.8	38.8	33.1	129.7	170.7	113.5	99.4	383.6
Other	9.2	12.7	17.3	39.2	25.2	35.6	51.7	112.5
Eliminations	—	—	—	(2.6)	—	—	—	(6.9)
Total	$409.4	$286.5	$452.4	$1,145.7	$980.4	$834.0	$1,328.0	$3,135.5

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(in millions)	EFT Processing	epay	Money Transfer	Total	EFT Processing	epay	Money Transfer	Total
Europe	$294.2	$178.2	$186.1	$658.5	$671.5	$506.3	$520.6	$1,698.4
North America	18.9	58.3	201.8	279.0	55.1	151.2	577.9	784.2
Asia Pacific	55.3	41.5	32.5	129.3	157.5	112.1	95.1	364.7
Other	4.6	12.3	17.8	34.7	11.5	38.7	51.0	101.2
Eliminations	—	—	—	(2.2)	—	—	—	(6.0)
Total	$373.0	$290.3	$438.2	$1,099.3	$895.6	$808.3	$1,244.6	$2,942.5

(14) INCOME TAXES

The Company's effective income tax rate was 30.6% and 26.8% for the three and nine months ended September 30, 2025 respectively, compared to 27.3% and 30.0% for the three and nine months ended September 30, 2024, respectively.

The Company's effective income tax rate for the three and nine months ended September 30, 2025 was higher than the applicable statutory income tax rate of 21% as a result of certain of its foreign earnings being subject to higher local statutory tax rates. The Company's effective income tax rate for the three and nine months ended September 30, 2024 was higher than the applicable statutory income tax rate of 21% mainly as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The Company continues to evaluate the future impact of these tax law changes on its financial statements. The OBBBA is not currently expected to materially impact the Company’s effective tax rate for 2025.

(15) COMMITMENTS

As of September 30, 2025, the Company had $87.0 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which $1.7 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of September 30, 2025, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $12.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $40.6 million over the terms of agreements with the Company's customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. The Company's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•   In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for managing the damage to ATMs and theft of ATM network cash. As of September 30, 2025, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $606.5 million. The Company and suppliers maintain insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2025 or December 31, 2024.

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

During July 2024, the Company received an adverse judicial decision related to withholding taxes on certain agency relationships in Italy within the Money Transfer Segment, which the Company has appealed. In January 2025, the Company received a positive judicial decision in the same court related to the same issue but corresponding to a different taxable period. The Company completed an assessment and concluded that it is reasonably possible that a liability has been incurred, but not probable. The principal amount of the agent-based withholding tax could be approximately $19.6 million for all open periods.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $10.6 million was moved to other receivables as of September 30, 2025. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

Subsequent events

On July 30, 2025, Euronet entered into a definitive agreement (the “Merger Agreement”) to acquire CoreCard in a stock-for-stock merger transaction. CoreCard is a publicly traded financial technology company based in Norcross, Georgia. CoreCard specializes in providing technology solutions and processing services. The transaction closed on October 30, 2025. Under the terms of the Merger Agreement, each share of CoreCard common stock will be exchanged for 0.3142 shares of Euronet common stock.

Additional information regarding the CoreCard acquisition is contained in Amendment No. 1 to the Company’s registration statement on Form S-4 that was filed with the SEC on September 17, 2025.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2025 are:

As of September 30, 2025
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2025	$14.2
2026	47.3
2027	34.4
2028	22.9
2029	15.7
Thereafter	28.7
Total lease payments	$163.2
Less: imputed interest	(13.3)
Present value of lease liabilities	$149.9

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease expense	Selling, general and administrative and Direct operating costs	$13.7	$13.2	$39.9	$38.7
Variable lease expense	Selling, general and administrative and Direct operating costs	53.9	46.3	141.1	126.3
Total lease expense		$67.6	$59.5	$181.0	$165.0

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2025
Weighted- average remaining lease term (years)	4.6
Weighted- average discount rate	3.6%

The following table presents supplemental cash flow and non-cash information related to leases.

(in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities (a)	$39.0	$38.7
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets
ROU assets obtained in exchange for new operating lease liabilities	$49.3	$49.1

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

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Euronet's actual results may vary materially from those anticipated in such forward-looking statements as a result of a number of factors, including the risk that any announcements relating to the CoreCard acquisition could have adverse effects on the market price of the Company’s common stock; the risk that the CoreCard acquisition and its announcement could have an adverse effect on the parties’ business relationships and business generally, including the ability of CoreCard or the Company to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on their operating results and businesses generally; the risk of rating agency actions and the Company’s ability to access short- and long-term debt markets on a timely and affordable basis; conditions in world financial markets and general economic conditions, including impacts from pandemics; inflation; tariffs; the war in the Ukraine and the related economic sanctions; military conflicts in the Middle East; our ability to successfully integrate any acquired operations, including CoreCard; economic conditions in specific countries and regions; technological developments affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, consumer and data protection and privacy; changes in laws and regulations affecting our business, including tax and immigration laws (including the OBBBA) and any laws regulating payments, including dynamic currency conversion transactions; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding. These risks and other risks are described in the Company's filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Copies of these filings may be obtained via the SEC's Edgar website or by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1)  The EFT Processing Segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 56,431 installed ATMs and approximately 592,000 POS terminals. EFT operates in 64 countries.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 64 countries. We operate a network that includes approximately 712,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3)  The Money Transfer Segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 199 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms. Money Transfer Segment has digital connections to 4.1 billion bank accounts, 3.4 billion digital wallet accounts and 4.0 billion Visa debit cards through Visa Direct payments.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 35 principal offices in Europe, 14 in Asia Pacific, 10 in North America, three in the Middle East, two in South America and three in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 76.7% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 36% and 31% of total consolidated revenues for the three and nine months ended September 30, 2025 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 25% and 27% of total consolidated revenues for the three and nine months ended September 30, 2025 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time has decreased over time, and digital media content now produces approximately 29.1% of epay Segment revenues. Digital media content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 39% and 42% of total consolidated revenues for the three and nine months ended September 30, 2025, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three and nine months ended September 30, 2025 and 2024 are summarized in the tables below:

	Revenue for the Three Months Ended September 30,		Year-over-Year Change		Revenue for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (decrease) Amount	Increase (decrease) Percent	2025	2024	Increase (decrease) Amount	Increase Percent
EFT Processing	$409.4	$373.0	$36.4	10%	$980.4	$895.6	$84.8	9%
epay	286.5	290.3	(3.8)	(1)%	834.0	808.3	25.7	3%
Money Transfer	452.4	438.2	14.2	3%	1,328.0	1,244.6	83.4	7%
Total	1,148.3	1,101.5	46.8	4%	3,142.4	2,948.5	193.9	7%
Corporate services, eliminations and other	(2.6)	(2.2)	(0.4)	18%	(6.9)	(6.0)	(0.9)	15%
Total	$1,145.7	$1,099.3	$46.4	4%	$3,135.5	$2,942.5	$193.0	7%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase Percent	2025	2024	Increase (Decrease) Amount	Increase Percent
EFT Processing	$128.1	$117.3	$10.8	9%	$236.0	$218.7	$17.3	8%
epay	31.0	29.1	1.9	7%	88.9	81.9	7.0	9%
Money Transfer	59.3	58.1	1.2	2%	170.0	142.6	27.4	19%
Total	218.4	204.5	13.9	7%	494.9	443.2	51.7	12%
Corporate services, eliminations and other	(23.4)	(22.3)	(1.1)	5%	(66.1)	(62.7)	(3.4)	5%
Total	$195.0	$182.2	$12.8	7%	$428.8	$380.5	$48.3	13%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2025	2024	Increase (Decrease) Percent	2025	2024	Increase (Decrease) Percent
Australian dollar (AUD)	$0.6539	$0.6699	(2)%	$0.6403	$0.6620	(3)%
British pound (GBP)	$1.3476	$1.3009	4%	$1.3137	$1.2767	3%
Canadian dollar (CAD)	$0.7264	$0.7333	(1)%	$0.7157	$0.7354	(3)%
euro (EUR)	$1.1686	$1.0991	6%	$1.1180	$1.0868	3%
Hungarian forint (HUF)	$0.0030	$0.0028	7%	$0.0028	$0.0028	—%
Indian rupee (INR)	$0.0115	$0.0119	(3)%	$0.0116	$0.0120	(3)%
Malaysian ringgit (MYR)	$0.2367	$0.2251	5%	$0.2314	$0.2161	7%
New Zealand dollar (NZD)	$0.5924	$0.6113	(3)%	$0.5840	$0.6095	(4)%
Polish zloty (PLN)	$0.2749	$0.2569	7%	$0.2641	$0.2528	4%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Amount	2025	2024	Increase Amount	Increase Amount
Total revenues	$409.4	$373.0	$36.4	10%	$980.4	$895.6	$84.8	9%
Operating expenses:
Direct operating costs	194.4	174.3	20.1	12%	504.8	457.9	46.9	10%
Salaries and benefits	46.6	41.3	5.3	13%	121.8	107.5	14.3	13%
Selling, general and administrative	13.7	15.3	(1.6)	(10)%	40.9	38.0	2.9	8%
Depreciation and amortization	26.6	24.8	1.8	7%	76.9	73.5	3.4	5%
Total operating expenses	281.3	255.7	25.6	10%	744.4	676.9	67.5	10%
Operating income	$128.1	$117.3	$10.8	9%	$236.0	$218.7	$17.3	8%
Transactions processed (millions)	4,041	2,982	1,059	36%	11,228	8,221	3,007	37%
Active ATMs as of September 30,	56,431	54,020	2,411	4%	56,431	54,020	2,411	4%
Average installed ATMs	56,742	54,200	2,542	5%	54,340	51,727	2,613	5%

Revenues

EFT Processing Segment total revenues were $409.4 million for the three months ended September 30, 2025, an increase of $36.4 million or 10% compared to the same period in 2024. EFT Processing Segment total revenues were $980.4 million for the nine months ended September 30, 2025, an increase of $84.8 million or 9% compared to the same period in 2024. Revenue growth was driven by market expansion and the addition of access fees and interchange fees in certain markets. Additionally, this quarter experienced increased business volumes supported by a rise in tourism and the implementation of proactive pricing and rate adjustment strategies to maintain competitiveness. Fluctuations in foreign currency exchange rates increased revenues by approximately $18.7 million and $8.4 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Direct operating costs

EFT Processing Segment direct operating costs were $194.4 million for the three months ended September 30, 2025, an increase of $20.1 million or 12% compared to the same period in 2024. EFT Processing Segment direct operating costs were $504.8 million for the nine months ended September 30, 2025, an increase of $46.9 million or 10% compared to the same period in 2024. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors. The primary drivers of the increase in direct costs were additional expenses required to support increased business volumes from both new and existing operations. Direct costs were also impacted by overall cost inflation in products and services. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $9.1 million and $2.5 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $215.0 million for the three months ended September 30, 2025, an increase of $16.3 million or 8% compared to $198.7 million for the same period in 2024. Gross profit was $475.6 million for the nine months ended September 30, 2025, an increase of $37.9 million or 9% compared to $437.7 million for the same period in 2024. Gross profit as a percentage of revenues (“gross margin”) decreased to 52.5% and 48.5% for the three and nine months ended September 30, 2025, compared to 53.3% and 48.9% for the same period in 2024. The decline in gross margin was primarily driven by market expansion into countries where EFT transaction pricing is lower, resulting in reduced profitability per transaction.

Salaries and benefits

Salaries and benefits expenses were $46.6 million for the three months ended September 30, 2025, an increase of $5.3 million or 13% compared to the same period in 2024. Salaries and benefits expenses were $121.8 million for the nine months ended September 30, 2025, an increase of $14.3 million or 13% compared to the same period in 2024. The increase is primarily due to an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, salary expense increased to 11.4% and 12.4% for the three and nine months ended September 30, 2025, compared to 11.1% and 12.0% for the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $13.7 million for the three months ended September 30, 2025, a decrease of $1.6 million or 10% compared to the same period in 2024. Selling, general and administrative expenses were $40.9 million for the nine months ended September 30, 2025,  an increase of $2.9 million or 8% compared to the same period in 2024. The increase for the nine-month period is primarily due to a one-time refund of a duty fee in the first quarter of 2024. As a percentage of revenues, these expenses decreased to 3.3% for the three months ended September 30, 2025 compared to 4.1% for the same period in 2024 and were flat at 4.2% for nine months ended September 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expenses were $26.6 million for the three months ended September 30, 2025, an increase of $1.8 million or 7% compared to the same period in 2024. Depreciation and amortization expenses were $76.9 million for the nine months ended September 30, 2025, an increase of $3.4 million or 5% compared to the same period in 2024. As a percentage of revenues, these expenses decreased to 6.5% and 7.8% for the three and nine months ended September 30, 2025, compared to 6.6% and 8.2% for the same period in 2024.

Operating income

EFT Processing Segment had operating income of $128.1 million for the three months ended September 30, 2025, an increase of $10.8 million or 9% compared to the same period in 2024. EFT Processing Segment had operating income of $236.0 million for the nine months ended September 30, 2025, an increase of $17.3 million or 8% compared to the same period in 2024. Operating income as a percentage of revenues (“operating margin”) decreased to 31.3% and 24.1% for the three and nine months ended September 30, 2025, compared to 31.4% and 24.4% for the same period in 2024. The slight decrease in operating margin was primarily attributable to lower gross margins resulting from expansion into lower-priced markets and increased salary and benefit expenses to support business growth, partially offset by a one-time operating tax benefit recognized in the first quarter of 2025.

EPAY SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2025 and 2024 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$286.5	$290.3	$(3.8)	(1)%	$834.0	$808.3	$25.7	3%
Operating expenses:
Direct operating costs	216.3	223.5	(7.2)	(3)%	629.3	617.1	12.2	2%
Salaries and benefits	28.0	26.2	1.8	7%	78.7	75.4	3.3	4%
Selling, general and administrative	9.7	9.6	0.1	1%	32.3	28.5	3.8	13%
Depreciation and amortization	1.5	1.9	(0.4)	(21)%	4.8	5.4	(0.6)	(11)%
Total operating expenses	255.5	261.2	(5.7)	(2)%	745.1	726.4	18.7	3%
Operating income	$31.0	$29.1	$1.9	7%	$88.9	$81.9	$7.0	9%
Transactions processed (millions)	1,148	1,126	22	2%	3,390	3,189	201	6%

Revenues

epay Segment total revenues were $286.5 million for the three months ended September 30, 2025, a decrease of $3.8 million or 1% compared to the same period in 2024. epay Segment total revenues were $834.0 million for the nine months ended September 30, 2025, an increase of $25.7 million or 3% compared to the same period in 2024. The decrease for the three-month period was primarily due to the discontinuation of a mobile activation product in the United States, which had a minimal impact on earnings. The increase in revenue for the nine-month period was driven by continued payments, digital media and mobile growth. Fluctuations in foreign currency exchange rates increased revenues by approximately $9.6 million for the three months ended September 30, 2025 compared to the same period in 2024. Fluctuations in foreign currency exchange rates decreased revenues by approximately $0.3 million for the nine months ended September 30, 2025 compared to the same period in 2024.

Direct operating costs

epay Segment direct operating costs were $216.3 million for the three months ended September 30, 2025, a decrease of $7.2 million or 3% compared to the same period in 2024. epay Segment direct operating costs were $629.3 million for the nine months ended September 30, 2025, an increase of $12.2 million or 2% compared to the same period in 2024. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. The decrease in direct operating costs for the three-months ended September 30, 2025 compared to the same period in 2024 was primarily due to the discontinuation of a mobile activation product in the United States, which had a minimal impact on earnings. The increase in direct operating costs for the nine-months ended September 30, 2025 compared to the same period in 2024 was the result of the increase in business activity. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $7.4 million for the three months ended September 30, 2025 compared to the same period in 2024. Fluctuations in foreign currency exchange rates decreased direct operating costs by approximately $0.3 million for the nine months ended September 30, 2025 compared to the same period in 2024.

Gross profit

Gross profit was $70.2 million for the three months ended September 30, 2025, an increase of $3.4 million or 5% compared to $66.8 million for the same period in 2024. Gross profit was $204.7 million for the nine months ended September 30, 2025, an increase of $13.5 million or 7% compared to $191.2 million for the same period in 2024. Gross margin increased to 24.5% and 24.5% for the three and nine months ended September 30, 2025, compared to 23.0% and 23.7% for the same period in 2024. The increase in gross profit and gross margin were primarily a result of a shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $28.0 million for the three months ended September 30, 2025, an increase of $1.8 million or 7% compared to the same period in 2024. Salaries and benefits expenses were $78.7 million for the nine months ended September 30, 2025, an increase of $3.3 million or 4% compared to the same period in 2024. As a percentage of revenues, these expenses increased to 9.8% and 9.4% for the three and nine months ended September 30, 2025, compared to 9.0% and 9.3% for the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $9.7 million for the three months ended September 30, 2025, an increase of $0.1 million or 1% compared to the same period in 2024. Selling, general and administrative expenses were $32.3 million for the nine months ended September 30, 2025, an increase of $3.8 million or 13% compared to the same period in 2024. As a percentage of revenues, these expenses increased to 3.4% and 3.9% for the three and nine months ended September 30, 2025, compared to 3.3% and 3.5% for the same period in 2024. The increase in selling, general and administrative expenses for the nine months was primarily due to the payment of $4.5 million to resolve a non-recurring, multi-year operating tax matter in the first quarter of 2025.

Depreciation and amortization

Depreciation and amortization expenses were $1.5 million for the three months ended September 30, 2025, a decrease of $0.4 million or 21% compared to the same period in 2024. Depreciation and amortization expenses were $4.8 million for the nine months ended September 30, 2025, a decrease of $0.6 million or 11% compared to the same period in 2024. Depreciation and amortization expense primarily represent depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.5% and 0.6% for the three and nine months ended September 30, 2025, compared to 0.7% and 0.7% for the same period in 2024.

Operating income

epay Segment operating income was $31.0 million for the three months ended September 30, 2025, an increase of $1.9 million or 7% compared to the same period in 2024. epay Segment operating income was $88.9 million for the nine months ended September 30, 2025,  an increase of $7.0 million or 9% compared to the same period in 2024. Operating margin increased to 10.8% and 10.7% for the three and nine months ended September 30, 2025, compared to 10.0% and 10.1% for the same period in 2024. The increase in operating income and margin was primarily driven by improved gross margins resulting from a favorable shift in transaction mix, partially offset by increased salary and benefit expenses and a non-recurring operating tax payment recognized in the first quarter of 2025.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three and nine months ended September 30, 2025 and 2024 for the Money Transfer Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$452.4	$438.2	$14.2	3%	$1,328.0	$1,244.6	$83.4	7%
Operating expenses:
Direct operating costs	235.8	238.4	(2.6)	(1)%	698.3	679.5	18.8	3%
Salaries and benefits	92.6	84.9	7.7	9%	268.7	248.3	20.4	8%
Selling, general and administrative	58.1	50.8	7.3	14%	172.3	154.2	18.1	12%
Depreciation and amortization	6.6	6.0	0.6	10%	18.7	20.0	(1.3)	(7)%
Total operating expenses	393.1	380.1	13.0	3%	1,158.0	1,102.0	56.0	5%
Operating income	$59.3	$58.1	$1.2	2%	$170.0	$142.6	$27.4	19%
Transactions processed (millions)	46.0	45.1	0.9	2%	136.7	130.0	6.7	5%

Revenues

Money Transfer Segment total revenues were $452.4 million for the three months ended September 30, 2025, an increase of $14.2 million or 3% compared to the same period in 2024. Money Transfer Segment total revenues were $1,328.0 million for the nine months ended September 30, 2025, an increase of $83.4 million or 7% compared to the same period in 2024. The increase in revenues was driven by double-digit growth in cross-border transactions, partially offset by a decrease in intra-U.S. transactions. Direct-to-consumer digital transactions grew by 32%, reflecting strong consumer demand for digital products. Revenues per transaction increased to $9.83 and $9.71 for the three and nine months ended September 30, 2025, compared to $9.72 and $9.57 for the same period in 2024 mainly due to foreign currency fluctuations. Fluctuations in foreign currency exchange rates increased revenues by approximately $11.9 million and $0.6 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Direct operating costs

Money Transfer Segment direct operating costs were $235.8 million for the three months ended September 30, 2025, a decrease of $2.6 million or 1% compared to the same period in 2024. Money Transfer Segment direct operating costs were $698.3 million for the nine months ended September 30, 2025, an increase of $18.8 million or 3% compared to the same period in 2024. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $6.0 million and $0.1 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Gross profit

Gross profit was $216.6 million for the three months ended September 30, 2025, an increase of $16.8 million or 8% compared to $199.8 million for the same period in 2024. Gross profit was $629.7 million for the nine months ended September 30, 2025, an increase of $64.6 million or 11% compared to $565.1 million for the same period in 2024. Gross margin increased to 47.9% and 47.4% for the three and nine months ended September 30, 2025, compared to 45.6% and 45.4% for the same period in 2024. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers and direct-to-consumer digital transactions.

Salaries and benefits

Salaries and benefits expenses were $92.6 million for the three months ended September 30, 2025, an increase of $7.7 million or 9% compared to the same period in 2024. Salaries and benefits expenses were $268.7 million for the nine months ended September 30, 2025, an increase of $20.4 million or 8% compared to the same period in 2024. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, salary expenses increased to 20.5% and 20.2% for the three and nine months ended September 30, 2025, compared to 19.4% and 20.0% for the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $58.1 million for the three months ended September 30, 2025, an increase of $7.3 million or 14% compared to the same period in 2024. Selling, general and administrative expenses were $172.3 million for the nine months ended September 30, 2025, an increase of $18.1 million or 12% compared to the same period in 2024. The increase in selling, general and administrative expenses are primarily attributed to higher advertising and promotions expenses and an increase in bad debt expenses. As a percentage of revenues, these expenses increased to 12.8% and 13.0% for the three and nine months ended September 30, 2025, compared to 11.6% and 12.4% for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expenses were $6.6 million for the three months ended September 30, 2025, an increase of $0.6 million or 10% compared to the same period in 2024. Depreciation and amortization expenses were $18.7 million for the nine months ended September 30, 2025, a decrease of $1.3 million or 7% compared to the same period in 2024. Depreciation and amortization expenses primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses changed to 1.5% and 1.4% for the three and nine months ended September 30, 2025, compared to 1.4% and 1.6% for the same period in 2024.

Operating income

Money Transfer Segment operating income was $59.3 million for the three months ended September 30, 2025, an increase of $1.2 million or 2% compared to the same period in 2024. Money Transfer Segment operating income was $170.0 million for the nine months ended September 30, 2025, an increase of $27.4 million or 19% compared to the same period in 2024. Operating margin was 13.1% and 12.8% for the three and nine months ended September 30, 2025, compared to 13.3% and 11.5% for the same periods in 2024. Operating income per transaction was $1.29 and $1.24 for the three and nine months ended September 30, 2025, compared to $1.29 and $1.10 for the same periods in 2024. Operating income increased for both the three- and nine-month periods, primarily driven by strong growth in international-originated money transfers and direct-to-consumer digital transactions, which contributed to higher gross profit and improved gross margins. These benefits were partially offset by increased salary and benefit expenses to support business growth, higher advertising and bad debt expenses, and foreign currency fluctuations.

CORPORATE SERVICES

The following table presents the operating expenses for the three and nine months ended September 30, 2025 and 2024 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$20.2	$17.2	$3.0	17%	$55.8	$51.1	$4.7	9%
Selling, general and administrative	3.1	4.9	(1.8)	(37)%	9.9	11.2	(1.3)	(12)%
Depreciation and amortization	0.1	0.2	(0.1)	(50)%	0.4	0.4	—	—%
Total operating expenses	$23.4	$22.3	$1.1	5%	$66.1	$62.7	$3.4	5%

Corporate operating expenses

Total Corporate operating expenses were $23.4 million and $66.1 million for the three and nine months ended September 30, 2025, an increase of $1.1 million or 5% and $3.4 million or 5% compared to the same period in 2024. This increase for both the three and nine months was largely driven by an increase in long-term share-based compensation.

OTHER EXPENSE, NET

	Three Months Ended September 30,				Nine Months Ended September 30,
			Year-over-Year Change				Year-over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Decrease Percent	2025	2024	Decrease Amount	Increase (Decrease) Percent
Interest income	$6.2	$6.5	$(0.3)	(5)%	$17.7	$18.1	$(0.4)	(2)%
Interest expense	(22.5)	(24.2)	1.7	(7)%	(70.1)	(59.2)	(10.9)	18%
Foreign currency exchange gains (loss), net	0.1	27.4	(27.3)	(100)%	(23.7)	16.4	(40.1)	(245)%
Other gains (loss)	1.4	16.5	(15.1)	(92)%	4.3	17.2	(12.9)	(75)%
Other expense, net	$(14.8)	$26.2	$(41.0)	(156)%	$(71.8)	$(7.5)	$(64.3)	857%

Interest income

Interest income was $6.2 million for the three months ended September 30, 2025, a decrease of $0.3 million or 5% compared to the same period in 2024. Interest income was $17.7 million for the nine months ended September 30, 2025  a decrease of $0.4 million or 2% compared to the same period in 2024. This decrease for both the three and nine months was driven by a decrease in interest rates.

Interest expense

Interest expense was $22.5 million for the three months ended September 30, 2025, a decrease of $1.7 million or 7% compared to the same period in 2024. Interest expense was $70.1 million for the nine months ended September 30, 2025, an increase of $10.9 million or 18% compared to the same period in 2024. This decrease for the three months ended September 30, 2025 compared to the same period in 2024 was largely driven by a decrease in interest rates due to the shift of borrowing from the Credit Facility to the issuance of the new 2030 Convertible Notes during the third quarter of 2025. This increase for the nine months ended September 30, 2025 compared to the same period in 2024 was largely driven by an increase in interest rates on our Credit Facility, and the shift of borrowing from the 2049 Convertible Notes during the first quarter of 2025 to the Credit Facility.

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

We recorded net foreign currency exchange gains of $0.1 million and foreign exchange currency loss of $23.7 million for the three and nine months ended September 30, 2025, compared to net foreign currency exchange gains of $27.4 million and $16.4 million for the same periods in 2024. These realized and unrealized foreign currency exchange results reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

Other gains

The other gains mainly relate to discrete non-cash investment gains.

INCOME TAX EXPENSE

The Company's effective income tax rate was 30.6% and 26.8% for the three and nine months ended September 30, 2025, compared to 27.3% and 30.0% for the same period ended September 30, 2024. The Company's effective income tax rate for the three months ended September 30, 2025 was higher than the applicable statutory income tax rate of 21% as a result of certain of its foreign earnings being subject to higher local statutory tax rates. Our effective income tax rate for the three months ended September 30, 2024 was higher than the applicable statutory income tax rate of 21% mainly as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity.

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

NET INCOME ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $122.0 million for the three months ended September 30, 2025, a decrease of $29.5 million or 19% compared to the same period in 2024. The decrease in net income was primarily attributable to a decrease of $27.3 million in foreign currency exchange results partially offset by a $46.4 million increase in revenues. The increased revenues led to a $36.5 million increase in gross profit. The increase in gross profit was partially offset by a $17.8 million increase in salaries and benefits expense and  a $4.0 million increase in selling, general and administrative expenses.

Net income attributable to Euronet was $258.0 million for the nine months ended September 30, 2025, a decrease of $2.8 million or 1% compared to the same period in 2024. The increase in net income was primarily attributable a $40.1 million decrease in foreign currency exchange results, a $10.9 million increase in interest expenses and a $12.9 million decrease in other gains partially offset by a $193.0 million increase in revenues, largely driven by successful business operations. The increased revenues led to a $116.0 million increase in gross profit. The increase in gross profit was partially offset by a $42.7 million increase in salaries and benefits expense and a $23.5 million increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2025, we had working capital of $568.2 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $810.5 million as of December 31, 2024. Our ratio of current assets to current liabilities was 1.15 and 1.25 at September 30, 2025 and December 31, 2024, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. As of September 30, 2025, we had $848.4 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheet. ATM cash increased $204.6 million from $643.8 million as of December 31, 2024 to $848.4 million as of September 30, 2025 as a result of the increase in the number of active ATMs as of September 30, 2025 compared to December 31, 2024. The Company has $1,172.5 million of unrestricted cash as of September 30, 2025 compared to $1,278.8 million as of December 31, 2024. Including the $848.4 million of cash in ATMs at September 30, 2025, we have access to $2,690.5 million in available cash, and $1787.5 million available under the Credit Facility.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
Liquidity	2025	2024
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$381.9	$652.5
Investing activities	(137.0)	(185.2)
Financing activities	(278.9)	185.4
Increase (decrease) foreign currency exchange rate changes on cash and cash equivalents and restricted cash	236.3	42.1
Increase (decrease) in cash and cash equivalents and restricted cash	$202.3	$694.8

Operating activity cash flow

Cash flows provided by operating activities were $381.9 million for the nine months ended September 30, 2025 compared to $652.5 million for the same period in 2024. The decline was primarily driven by unfavourable changes in working capital, including a significantly lower cash inflow from trade accounts receivable and higher outflows for prepaid expenses and other current assets. Additionally, non-cash adjustments such as a decrease in deferred income taxes related to U.S. tax activity on the repurchase of 2049 Convertible Notes and higher amortization of debt issuance costs contributed to the reduction. Net income remained relatively consistent year-over-year.

Investing activity cash flow

Cash flows used in investing activities were $137.0 million for the nine months ended September 30, 2025 compared to $185.2 million for the same period in 2024. The decrease in cash outflows was primarily attributable to the acquisition of Infinitum in 2024, which did not recur in 2025. This was partially offset by the acquisition of a $25.0 million Convertible Note Receivable from Marker Trax Digital, LLC during 2025. Other investing activities, including purchases of property and equipment, remained relatively consistent year-over-year.

Financing activity cash flow

Cash flows used in financing activities were $278.9 million for the nine months ended September 30, 2025 compared to cash flows provided by financing activities of $185.4 million for the same period in 2024. The increase was driven by higher net borrowings under our Credit Facility, which totaled $464.4 million for the nine months ended September 30, 2025 compared to $4.5 million for the same period in 2024. These borrowings were largely used to fund the repurchase of 2049 Convertible Notes during the current period. Additionally, we issued $1.0 billion of 2030 Convertible Notes, and the proceeds were used to repay outstanding borrowings under the Credit Facility.

Effect of exchange rates on cash, cash equivalents and restricted cash

Fluctuations in foreign currency exchange rates impacted cash, cash equivalents, and restricted cash by $236.3 million and $42.1 million for the nine months ended September 30, 2025 and 2024, respectively. The positive impact in 2025 was primarily driven by the weakening of the U.S. dollar compared to euro.

Other sources of capital

Credit Facility - On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a U.S. dollar borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the previous Credit Facility. The multi-currency tranche of the revolving Credit Facility contains a sublimit of up to $500 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Borrowings under the revolving Credit Facility (other than swing line loans) bear interest based on a margin over a secured financing rate or the base rate, as selected by the Company, which varies from 0.875% to 1.375%, in each case based, on the Company’s current credit rating. The applicable margin for borrowings under the Credit Facility, based on the Company’s current credit rating is 1.075%.  In addition, the Company pays a facility fee on the total commitments made under the revolving Credit Facility, which varies from 0.125% to 0.250%. As of September 30, 2025, the stand-by letters of credit interest charge was 1.25% per annum.

As of September 30, 2025, we had $56.6 million of borrowings and $55.9 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $1787.5 million under the Credit Facility was available for borrowing.

2049 Convertible Notes - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“2049 Convertible Notes”). The 2049 Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019, by and between us and U.S. Bank National Association, as trustee. The 2049 Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require us to repurchase for cash all or part of their 2049 Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, we recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their repurchase option in March 2025 and we repurchased $491.8 million of the 2049 Convertible Notes with a combination of cash on hand and a borrowing under our Credit Facility. As of September 30, 2025, $33.2 million of the 2049 Convertible Notes remain outstanding.

2030 Convertible Notes - On August 15, 2025, the Company completed the sale of $1,000.0 million of Convertible Senior Notes maturing in October 2030. ("2030 Convertible Notes"). The 2030 Convertible Notes mature in October 2030 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $127.04 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods.  The 2030 Convertible Notes have an interest rate of 0.625% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. In connection with the issuance of the 2030 Convertible Notes, we recorded $23.5 million in debt issuance costs, which will be amortized through October 1, 2030. The 2030 Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2030 if certain conditions are met.

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire on May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of September 30, 2025, we have outstanding €600 million ($704.0 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes on or after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements - On June 20, 2025, the Company entered into an Uncommitted Loan Agreement for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026.  The amount of this Uncommitted Line of Credit shall be no more than (i) on or before September 30, 2025, $400 million and (ii) on and after October 1, 2025, $250 million. The loan had an outstanding balance of $250 million at September 30, 2025. The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to September 30, 2025, was 5.65%. On June 27, 2025, the Company entered into an Uncommitted Loan Agreement for $300 million for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2025. The loan had an outstanding balance of $150.5 million at September 30, 2025. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.25% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such Loan is made. The weighted-average interest rate from the loan inception date to September 30, 2025 was 5.59%. On July 28 2025, the Company entered into an Uncommitted Loan Agreement for $100 million, fully drawn and outstanding at September 30, 2025, for the sole purpose of providing vault cash for ATMs, that expires no later than November 30, 2025. The loan is a Prime Rate Loan, a Daily Simple SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Borrower at the time such loan is made. The weighted-average interest rate from the loan inception date to September 30, 2025 was 5.34%.

Other debt obligations — Certain of our subsidiaries have available credit lines and overdraft facilities to generally supplement short-term working capital requirements, when necessary. On October 9, 2024, the Company completed a facility of MYR 100 million and an overdraft facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of September 30, 2025 $26.8 million was borrowed under this facility. Including the Malaysian facility, there was a total of $37.2 million outstanding under our subsidiaries credit lines and overdraft facilities as of September 30, 2025.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2025 were $93.9 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2025 are currently estimated to range from approximately $120 million to $130 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financings will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2025, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2025. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of September 30, 2025, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2025, our total debt outstanding, excluding unamortized debt issuance costs, was $2,331.5 million. Of this amount, $1 billion, net of debt discounts, or 43% of our total debt obligations, relates to our 2030 Convertible Notes that have a fixed coupon rate. Our $1 billion outstanding principal amount of 2030 Convertible Notes accrue cash interest at a rate of 0.625% of the principal amount per annum. Based on quoted market prices, as of September 30, 2025, the fair value of our fixed rate 2030 Convertible Notes was $877.6 million, compared to a carrying value of $1 billion. Also, $33.2 million, net of debt discounts, or 1% of our total debt obligations, relates to our contingent 2049 Convertible Notes that have a fixed coupon rate. Our $33.2 million outstanding principal amount of 2049 Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2025, the fair value of our fixed rate 2049 Convertible Notes was $31.6 million, compared to a carrying value of $33.2 million. Further, as of September 30, 2025 we had $56.6 million of borrowings under our Credit Facility, or 2% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the Credit Facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $10.0 million. The carrying values of the Credit Facility approximates fair value because interest as of September 30, 2025, was based on SOFR that resets at various intervals of less than one year. Additionally, $704.0 million, or 30% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $704.0 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of September 30, 2025, the fair value of our fixed rate Senior Notes was $697.8 million, compared to a carrying value of $697.8 million. An additional $500.5 million, or 21% of our total debt, is related to three short-term uncommitted credit agreements. The credit agreements are due within one year and accrues interest at variable rates. The remaining $37.2 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the nine months ended September 30, 2025, approximately 76.7% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2025, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $30 million to $40 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of September 30, 2025, we had foreign currency derivative contracts outstanding with a notional value of $382.5 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of September 30, 2025, we held foreign currency derivative contracts outstanding with a notional value of $0.9 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other assets and liability positions. As of September 30, 2025, the Company had foreign currency forward contracts outstanding with a notional value of $535.3 million, primarily in euros.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During July 2024, the Company received an adverse judicial decision related to withholding taxes on certain agency relationships in Italy within the Money Transfer Segment, which the Company has appealed. In January 2025, the Company received a positive judicial decision in the same court related to the same issue but corresponding to a different taxable period. The Company completed an assessment and concluded that it is reasonably possible that a liability has been incurred, but not probable. The principal amount of the agent-based withholding tax could be approximately $19.6 million for all open periods.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $10.6 million was moved to other receivables as of September 30, 2025. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended 31 December 2024 and in our Quarterly Report on Form 10-Q for quarterly period ended June 30, 2025, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
July 1 - July 31,	—	$0.00	—	$624.8
August 1 - August 31,	1,343,714	$97.72	1,343,714	$493.4
September 1 - September 30,	—	$0.00	—	$493.4
Total	1,343,714	$97.72	1,343,714

(1) As of September 30, 2025, no shares were available to be repurchased under this repurchase program.  On September 11, 2024, the Company put a repurchase program in place to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. As of September 30, 2025, approximately $93.4 million in value of additional shares were available to be repurchased under this repurchase program. On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. As of September 30, 2025, all shares were available to be repurchased under this repurchase program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

2.1***

Agreement and Plan of Merger, dated July 30, 2025, among CoreCard Corporation, Euronet Worldwide, Inc. and Genesis Merger Sub Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 31, 2025)

4.1

Indenture, dated August 15, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 18, 2025)

4.2	Form of 0.625% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1 above)
10.1	Form of Confirmation for Capped Call Transactions (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 18, 2025)
31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*

The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2025 (unaudited) and December 31, 2024, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2025 and December 31, 2024, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2025 and 2024 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

November 4, 2025

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer