Form 10-K
period 2025-12-31
EURONET WORLDWIDE, INC.
filed 2026-02-26
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.9 billion. The aggregate market value was determined based on the closing price of the Common Stock on June 30, 2025.

As of February 24, 2026, the registrant had 39,330,671 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

Part I

Item 1. Business

References in this report to "we," "our," "us," the "Company" and "Euronet" refer to Euronet Worldwide, Inc. and its subsidiaries unless the context indicates otherwise.

Business Overview

General Overview

Euronet is a leader in electronic payment and transaction processing solutions for Financial Institutions, Retailers, Service Providers, and Individual Consumers utilizing our global payments network, platforms, and technologies. Through a collection of diverse technologies and services, our business segments and solutions meet a wide variety of payments requirements and process transactions throughout the world. We move money in all the ways the world depends on. With a global footprint, we provide compliant solutions that make financial transactions easier, faster, and secure.

Core Business Segments

We operate in the following three segments as of December 31, 2025:

Electronic Funds Transfer ("EFT") Segment

Our Electronic Funds Transfer ("EFT") segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced Automated Teller Machines ("ATMs") and Point-of-Sale ("POS") terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 56,818 ATMs, as of December 31, 2025, and approximately 610,000 POS terminals. In 2025, the EFT Processing Segment accounted for approximately 30% of Euronet's consolidated revenues.

epay Segment

Our epay segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia Pacific for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 60+ countries. We operate a network that includes approximately 749,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content. In 2025, the epay Segment accounted for approximately 28% of Euronet's consolidated revenues.

Money Transfer Segment

Our Money Transfer segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 207 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. In 2025, the Money Transfer Segment accounted for approximately 42% of Euronet's consolidated revenues.

Ria Money Transfer, one of the largest consumer remittance companies in the world offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online.

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

Historical Perspective

Euronet started in Central Europe in 1994 and has grown to become a global real-time digital and cash payments network with millions of touchpoints today, with products and services in more than 200 countries and territories provided through its own brand and branded business segments, Euronet and its financial technologies and networks offer payment transaction services. Euronet serves clients from  72 offices worldwide.

Recent Developments

On October 30, 2025, the Company completed the acquisition of 100% of the outstanding equity of CoreCard Corporation. [CoreCard is a global modern issuer processor with end-to-end solutions across credit, prepaid, and debit that are digital-first, API centric, and architected to enable fast implementations.]

On May 31, 2025, Euronet completed the acquisition of a 60% equity stake in UNIDOS CO. LTD, a leading funds transfer business in Japan operating under the name Kyodai Remittance.

For additional information regarding these acquisitions, see Note 6, Acquisitions, to the Consolidated Financial Statements.

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

Sources of Revenues

The primary sources of revenues generated by our ATM network are recurring monthly management fees, transaction-based fees, surcharges, and margins earned on DCC transactions. We receive fixed monthly fees under many of our outsourced management contracts. The EFT Processing Segment also generates revenues from POS operations and merchant management, card network management for credit, debit, prepaid and loyalty cards, prepaid mobile airtime recharge and other electronic content on ATMs and ATM advertising. We primarily operate across Europe, Africa, the Middle East, Asia Pacific, Latin America and the United States. As of December 31, 2025, we operated 56,818 ATMs compared to 55,248 at December 31, 2024.

We monitor the number of transactions made by cardholders on our network. These include cash withdrawals, balance inquiries, deposits, prepaid mobile airtime recharge purchases, DCC transactions and certain denied (unauthorized) transactions. We do not bill certain transactions on our network to financial institutions, and we have excluded these transactions for reporting purposes. The number of transactions processed over our networks has increased over the last five years at a compound annual growth rate ("CAGR") of approximately 37.3% as indicated in the following table:

(in millions)	2021	2022	2023	2024	2025
EFT Processing Segment transactions per year	4,366	6,459	8,473	11,424	15,534

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

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, Indonesia, Pakistan and the U.S. Our processing centers run two types of proprietary transaction switching software: our legacy ITM software, which we have used and sold to financial institutions since 1998 through our Software Solutions unit, and an innovative switching software package named "Ren", which is hosted in Germany, India and Indonesia, that was released in 2019. The processing centers operate 24 hours a day, seven days a week. We have been progressively transitioning all of our networks to Ren.

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

Euronet-Branded ATM Transaction Processing

Our Euronet-branded ATM networks, also known as IAD networks, are primarily managed by a processing center that uses our market-leading internally developed software solutions. The ATMs in our IAD networks are able to process transactions for holders of credit, debit and prepaid products issued by or bearing the logos of financial institutions and international card organizations such as American Express®, Visa®, Mastercard®, JCB®, Diners Club International®, Discover® and UnionPay International®, as well as international ATM networks such as PLUS®, CIRRUS® and PULSE® or domestic networks such as NYCE, Shazam, AFFN, STAR and others across North America. This is accomplished through our agreements and relationships with these institutions, international credit, debit and prepaid card issuers, international card associations and domestic card associations.

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

We generally receive fees or earn margins from our customers for all types of ATM transactions:

Card Acceptance or Sponsorship Agreements

Our agreements with financial institutions and international card organizations generally provide that all credit and debit cards issued by the financial institution or organization may be used at all ATMs that we operate in for a given market. In most markets, we operate under sponsorship by our own e-money or payment service licensed entities. In some markets, we have agreements with a financial institution under which we are designated as a service provider (which we refer to as "sponsorship agreements") for the acceptance of domestic cards and/or cards bearing international logos, such as Visa® and Mastercard®. These card acceptance or sponsorship agreements allow us to receive transaction authorization directly from the card issuing institution or international card organizations on a stand-in basis. Our agreements generally provide for a term of three to seven years and renew automatically unless either party provides notice of non-renewal prior to the termination date. In some cases, the agreements are terminable by either party upon six months' notice. We are generally able to connect a financial institution to our network within 30 to 90 days of signing a card acceptance agreement. The financial institution provides the cash needed to complete transactions on the ATM, but we provide a significant portion of the cash to our IAD network to fund ATM transactions ourselves. Euronet is generally liable for cash in the ATM networks.

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

Seasonality

Our EFT Processing business experiences its heaviest demand for cash withdrawals and DCC during the third quarter of the fiscal year, coinciding with the tourism season. It is also impacted by seasonality during the fourth quarter and first quarter of each year due to higher transaction levels during the holiday season and lower levels after the holiday season. This seasonality is increased due to our practice of seasonally activating ATMs in tourist locations that experience significantly higher traffic during their peak tourist seasons. We then seasonally deactivate, or shut down those ATMs during the slower months, which results in lower overall transaction volumes in the EFT Processing Segment during those months. As we have expanded our IAD network in tourist locations, the financial impact of seasonally activating and deactivating has increased, because we continue to bear the expense of seasonally deactivated ATMs even though they do not generate transactions during the slower months.

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

epay Segment

Overview

We currently process and distribute prepaid mobile airtime and other electronic content and payment processing services for various prepaid products, cards, and services on a network of approximately 749,000 POS terminals across approximately 363,000 retailer locations in Europe, the Middle East and Africa, Asia Pacific, North America and South America. Our processing centers for the epay segment are located in the United Kingdom, Germany, Italy, and the United States.

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

Sources of Revenues

The epay Segment generates commissions and processing fees from the distribution of electronic content from mobile operators and other content providers. In 2025, approximately 73% of total revenues and approximately 78% of gross profit for the epay Segment was from electronic content other than prepaid mobile airtime (digital media products).

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

Prepaid Mobile Airtime Transaction Processing

We process prepaid mobile airtime top-up transactions on our international POS network for two types of clients: distributors and retailers. Both types of client transactions start with a consumer in a retail store. The retailer uses a specially programmed POS terminal in the store, the retailer's electronic cash register (ECR) system, or web-based POS device that is connected to our network to buy prepaid mobile airtime. The consumer will select a predefined amount of mobile airtime from the carrier of choice, and the retailer enters the selection into the POS terminal. The consumer will pay that amount to the retailer (in cash or other payment methods accepted by the retailer). The POS device then transmits the selected transaction to our processing center. Using the electronic connection, we maintain with the mobile phone operator or drawing from our inventory of PINs, the purchased amount of mobile airtime will be either credited to the consumer's account or delivered via a PIN printed by the terminal and given to the consumer. In the case of PINs printed by the terminal, the consumer must then call the mobile phone operator's toll-free number to activate the purchased airtime to the consumer's mobile account.

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

The number of transactions processed on our POS networks have increased over the last five years at a CAGR of approximately 10.1% as indicated in the following table:

(in millions)	2021	2022	2023	2024	2025
epay processing transactions per year	3,120	3,836	3,789	4,374	4,579

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

Competition

We face competition in the prepaid business in all of our markets. We compete with a few multinational companies that operate in several of our markets. In other markets, our competition is from smaller, local companies. The mobile operators in all of our markets have retail distribution networks, and in some markets, online distribution of their own through which they offer top-up services for their own products.

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

The principal competitive factors in the epay Segment include price (that is, the level of commission paid to retailers for each transaction), breadth of products and up-time offered on the system. Major retailers with high volumes can demand a larger share of the commission, which increases the amount of competition among service providers. We are seeing signs that some mobile operators are expanding their distribution networks to provide top-up services online or via mobile devices, which provides other alternatives for consumers to use.

Money Transfer Segment

Overview

We provide global money transfer services primarily under the brand names Ria, Xe and Dandelion. Ria provides consumer-to-consumer money transfer services through a global network of more than 639,000 locations and via our website riamoneytransfer.com. We send money transfers from approximately 143 countries, with money transfer delivery completed in 207 countries and territories. The initiation of a consumer money transfer occurs through retail agents, Company-owned stores or online, while the delivery of money transfers can occur with bank correspondents, retailer agents or from certain ATMs. Our websites, and mobile wallet apps, allow consumers to send funds online, using a bank account or credit or debit card, for pay-out directly to a bank account or for cash pickup.

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

We monitor the number of transactions made through our money transfer networks. The number of transactions processed on our network has increased over the last five years at a CAGR of approximately 7.9% as indicated in the following table:

(in millions)	2021	2022	2023	2024	2025
Money transfer transactions per year	135.1	147.9	161.7	176.9	183.4

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

We are one of the largest global money transfer companies measured by revenues and transaction volumes. Our Money Transfer Segment processed approximately $77.6 billion in money transfers in 2025.

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

In addition to money transfers, Ria also offers customers bill payment services, payment alternatives such as money orders, comprehensive check cashing services for a wide variety of issued checks, along with competitive foreign currency exchange services and mobile top-up. Our bill payment services offer timely posting of customer bills for approximately 8,000 companies, including electric and gas utilities and telephone/wireless companies. These services are all offered through our Company-owned stores while select services are offered through our agents in certain markets.

Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. This enables these companies to build financial solutions with real-time payment capabilities to the more than 639,000 cash pick up locations, 4.1 billion bank accounts, 3.7 billion digital wallet accounts and 4.0 billion Visa® debit cards via Visa Direct® the Euronet money transfer network reaches.

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

Competition

Our primary competitors in the money transfer and bill payment business include other large money transfer companies and electronic money transmitters, together with hundreds of smaller registered and unregistered money transmitters, as well as certain major national and regional banks, financial institutions, and independent sales organizations. Our competition includes The Western Union Company, the leading competitor with revenue approximately two times greater than our Money Transfer Segment revenue. The Western Union Company has a significant competitive advantage due to its greater resources and access to capital for expansion. This may allow them to offer better pricing terms to customers, agents, or correspondents, which may result in a loss of our current or potential customers or could force us to lower our prices. In addition to traditional money payment services, new technologies are emerging that compete with traditional money payment services, such as stored-value cards, debit networks, web-based services, mobile apps, and digital currencies. Our continued growth also depends upon our ability to compete effectively with these alternative technologies.

Employees

We had approximately 10,800, 10,600 and 10,000 employees as of December 31, 2025, 2024, and 2023, respectively. We believe our future success will depend in part on our ability to continue to recruit, retain and motivate qualified management, technical and administrative employees. Currently, no union represents any of our employees, except in one of our Spanish subsidiaries. We experienced no work stoppages or strikes by our workforce in 2025 and we consider relations with our employees to be good.

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

Certain of our European product offerings, including in particular our money transfer services, merchant acquiring, and bill payment products, are regulated payment services requiring a license under the Second Payment Services Directive (PSD2).

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

Privacy and Information Security Regulations

Our operations involve the collection and storage of certain types of personal customer data that are subject to privacy and security laws in the U.S. and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act ("GLBA") and various state laws including California Consumer Privacy Act ("CCPA") and California Financial Information Privacy Act, which require that financial institutions have in place policies regarding the collection, processing, storage, and disclosure of information considered nonpublic personal information. Laws in other countries include the E.U.'s General Data Protection Regulation (2016/679) ("GDPR"), as well as the laws of other countries. The GDPR establishes stringent requirements for the collection and processing of personal information of individuals within the E.U. The GDPR establishes certain rights of individuals regarding personal information processed by companies as well as requirements for information security and imposes significant fines that may be revenue-based for violation of its requirements. Any failure on our part to meet the requirements of the GDPR could result in the imposition of fines and penalties that could affect our financial results.

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

The brand names of "Ria," "Ria Financial Services," "Ria Envia," "Xe," "Dandelion," derivations of those brand names and certain other brand names, and related logos, are material to our Money Transfer Segment and are registered trademarks and/or service marks in most of the markets in which our Money Transfer Segment operates. Consumer perception of these brand names and logos is important to the growth prospects of our money transfer business. We also hold a U.S. patent on a card-based money transfer and bill payment system that allows transactions to be initiated primarily through POS terminals and integrated cash register systems.

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

Information about our Executive Officers

The name, age, period of service and position held by each of our Executive Officers as of December 31, 2025 are as follows:

Name	Age	Served Since	Position Held
Michael J. Brown	69	July 1994	Chairman, Chief Executive Officer and President
Rick L. Weller	68	November 2002	Executive Vice President - Chief Financial Officer
Adam J. Godderz	51	May 2024	General Counsel and Secretary
Kevin J. Caponecchi	59	July 2007	Executive Vice President - Chief Executive Officer, epay, Software and EFT Asia Pacific Division
Juan C. Bianchi	55	April 2007	Executive Vice President - Chief Executive Officer, Money Transfer Segment
Nikos Fountas	62	September 2009	Executive Vice President - Chief Executive Officer, EFT Europe, Middle East and Africa Division
Martin L. Bruckner	50	January 2014	Senior Vice President - Chief Technology Officer

MICHAEL J. BROWN, Chairman, Chief Executive Officer and President. Mr. Brown co-founded Euronet in 1994 and has served as its chief executive officer ever since. He is chairman of Euronet’s board of directors and the Company’s President. An accomplished entrepreneur with 30+ years of combined experience in the computer software and digital payments business, he is actively involved in Euronet's day-to-day operations while overseeing the company’s business strategy, financial performance, and growth across all markets. Mr. Brown’s guidance has been instrumental in developing Euronet’s global cash/digital payments network and diverse products and services that provide Euronet with resiliency to changing market conditions and continual year-over-year growth in the global payments marketplace. Following early successes in his career with Kansas City-area companies Informix and Visual Tools, Mr. Brown founded Euronet in 1994 in Budapest, Hungary, by installing the first independent, non-bank-owned ATM network in Central Europe. Guiding the company through several strategic acquisitions and technology endeavors since then, Mr. Brown has grown Euronet to approximately 10,800 employees and 72 offices worldwide. He has also brought financial inclusion and convenience to businesses and consumers through a payments network spanning more than 200 countries and territories. A lifelong Kansas Citian, Mr. Brown is an active supporter and past and present board member of many Kansas City-area charities.

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

ADAM J. GODDERZ, General Counsel and Secretary. Mr. Godderz has been General Counsel and Secretary of Euronet since joining the Company in May 2024. Prior to joining Euronet, Mr. Godderz was with Kansas City Southern for 16 years, most recently serving as their Senior Vice-President - Chief Legal Officer and Corporate Secretary from 2019-2023 and holds a Juris Doctor and Master of Business Administration degree (1997–2001) as well as a bachelor’s degree in biology (1992–1996), all from the University of Kansas.

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

Availability of Reports, Certain Committee Charters, and Other Information

Our website addresses are www.euronet.com, www.euronetworldwide.com and www.eeft.com. We make available all SEC public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") on our websites free of charge as soon as reasonably practicable after these documents are electronically filed with, or furnished to, the SEC. The information on our websites is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. In addition, our SEC filings are made available via the SEC's EDGAR filing system accessible at www.sec.gov.

The charters for our Audit, Compensation, and Corporate Governance and Nominating Committees, as well as the Code of Business Conduct & Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, are available on our website at www.euronet.com in the "For Investors" section under "Corporate Governance / Documents and Charters”.

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

•   Political Instability: Political unrest, regime change, and military conflicts can disrupt our operations, damage our assets, and impact consumer confidence.

•   Economic Downturns: Economic downturns, including those driven by inflation, currency fluctuations, and global recessions, can reduce demand for our services and negatively impact our financial performance.

•   Regulatory Uncertainty: Changes in government policies, including those related to foreign investment, currency controls, and taxation, can create significant uncertainty and operational challenges.

•   Repatriation of Profits: Restrictions on the repatriation of profits from foreign subsidiaries can limit our ability to access capital and negatively impact our financial flexibility.

The ongoing geopolitical tensions, including the conflict in Ukraine and the Middle East, highlight the potential for unforeseen events to significantly impact our business and financial results.

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

Changes in immigration policies and enforcement practices may adversely affect our money transfer business.

Our money transfer business depends heavily on remittances sent by workers who migrate to foreign countries for employment. Changes in U.S. and foreign government immigration policies—including restrictions on worker visas, employer sponsorship rules, border controls, and enforcement priorities—can influence migration patterns and the availability of migrant labor. A decline in migrant populations due to policy changes or increased enforcement may reduce the number of remitters, the frequency of transactions, or the average transaction size, which could negatively affect our revenues and results of operations.

In the United States, heightened immigration‑enforcement activity, including increased documentation checks and related government actions, has also led some customers to avoid visiting physical agent locations. Because a significant portion of our U.S.‑based remittance transactions are conducted in person, reduced customer willingness to enter retail or agent locations may decrease transaction volumes. If such customer behavior persists or expands, our revenues and earnings from physical corridors could be adversely affected.

Additionally, proposed or enacted migration reforms in key host countries—such as caps on visa categories, enhanced verification requirements, or limitations on family reunification—may create uncertainty or reduce labor mobility for migrant workers. Policy changes affecting remittance behavior, including remittance‑specific taxes, reporting obligations, fees, or incentives to use alternative channels, may shift flows between corridors, increase compliance costs, or disrupt distribution relationships. Broader macroeconomic factors, including changes in labor demand and employment conditions in destination markets, may further influence remittance activity.

Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

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

ATM Processing Risks

Our ATM business faces several key risks related to:

Transaction Fees:

•   We are subject to competitive pressures on ATM transaction fees, including potential reductions in interchange fees set by card networks and declining fees charged to customers.

•   Our ability to maintain or increase transaction fees is limited, as they are often determined by market forces and agreements with other industry players.

Settlement Risks:

•   We rely on third parties, such as card networks and processing switches, for the settlement of transactions.

•   Changes in rules or procedures by these third parties, or their failure to fulfill their obligations, could disrupt settlement processes and negatively impact our revenue.

Dependence on Third Parties:

•   Our business is dependent on the continued cooperation and support of card networks, processing switches, and other third parties.

•   Changes in their policies, rules, or fees could significantly impact our profitability.

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

Dependence on Third Parties for ATM Operations

Our ATM operations rely heavily on third parties, including:

•   Sponsor Banks: In many markets, we require sponsor bank arrangements to comply with local regulations and operate on financial transaction switching networks.

•   Cash Providers: We rely on third-party financial institutions to provide a significant portion of the cash required to operate our ATM networks.

Dependence on these third parties presents several risks:

•   Loss of Operating Licenses: Failure to secure or maintain sponsor bank arrangements could prevent us from operating in certain markets.

•   Disruption of Cash Supply: If cash providers terminate their agreements or are unable to fulfill their obligations, it could severely disrupt our ATM operations and require us to find alternative sources of funding, potentially at higher costs.

•   Negotiation Challenges: Negotiating and maintaining favorable terms with sponsor banks and cash providers can be challenging and may involve significant costs.

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

CORPORATE GROWTH STRATEGIES

Risks Related to Acquisitions

Our growth strategy may include future acquisitions. However, acquisitions involve inherent risks, including:

•   Integration Challenges: Successfully integrating acquired businesses, including CoreCard, can be complex and challenging. Difficulties in integrating operations, technology, and personnel can disrupt business operations, negatively impact customer relationships, and hinder the achievement of anticipated synergies.

•   Unforeseen Liabilities and Contingencies: Acquired businesses may have undisclosed liabilities or contingent obligations that could adversely impact our financial results.

•   Difficulties in Achieving Synergies: Realizing the anticipated synergies from acquisitions can be difficult and may take longer than expected. Factors such as unforeseen competitive pressures, regulatory changes, and economic downturns can hinder the achievement of these synergies.

•   Dilution of Shareholder Value: Acquisitions may be financed through the issuance of equity, which could dilute existing shareholders' ownership and potentially depress the market price of our common stock.

If consumer confidence in our business or brands declines, our business may be adversely affected.

A decline in consumer confidence in our brands, our ability to provide reliable and secure services, or the money transfer industry as a whole could materially and adversely impact our business.

Specifically, a decline in consumer confidence could:

•   Reduce transaction volumes: Customers may choose to use alternative money transfer methods, such as cash or competing services, or may reduce their overall remittance activity.

•   Increase customer churn: Existing customers may switch to competitors perceived to be more reliable or trustworthy.

•   Damage our reputation: Negative publicity or perceived service disruptions can erode customer trust and negatively impact our brand image.

•   Increase operating costs: We may need to invest in additional marketing and customer service efforts to regain customer trust and mitigate the impact of declining confidence.

A significant decline in consumer confidence could have a material adverse effect on our revenue, profitability, and financial condition.

CAPITAL MARKETS AND ECONOMIC CONDITIONS

Macroeconomic and Currency Risks

Our business is subject to various macroeconomic and currency risks, including:

•   Economic Cycles and Seasonality:

o   Economic downturns, recessions, and changes in consumer spending patterns can negatively impact transaction volumes across our business segments.

o   Seasonal fluctuations in demand, such as holiday seasonality and tourism patterns, can lead to significant variations in our quarterly results.

•   Currency Fluctuations:

o   Fluctuations in foreign exchange rates can adversely impact our financial results, particularly in the Money Transfer Segment where we are exposed to currency exchange risk between the currencies of sending and receiving countries.

o   The adoption of new currencies in the countries where we operate could also create significant operational and financial challenges.

•   Geopolitical and Economic Instability:

o   Geopolitical events, such as wars, political instability, and natural disasters, can disrupt our operations and negatively impact customer demand.

These risks can impact our business by:

•   Reducing transaction volumes.

•   Increasing operating costs.

•   Impairing the value of our assets.

•   Creating volatility in our financial results.

We utilize various strategies to mitigate these risks, such as:

•   Diversification of our geographic footprint.

•   Hedging strategies to mitigate currency exchange risk.

•   Continuous monitoring of economic and political developments.

However, we cannot fully eliminate the impact of these macroeconomic and currency risks on our business.

We have a substantial amount of debt and other contractual commitments, and while the cost of servicing those obligations is not expected to adversely affect our business, the risk could increase if we incur more debt. We may be required to prepay our obligations under the credit facility.

As of December 31, 2025, total liabilities were $5,166.2 million, of which $1,311.5 million are long term liabilities. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity of a strategic acquisition arises or if we enter into new contracts that require the installation or servicing of infrastructure, such as processing centers, ATM machines or POS terminals on a faster pace than anticipated, we may be required to incur additional debt for these purposes and to fund our working capital needs, including ATM network cash, which we may not be able to obtain. The level of our indebtedness could have important consequences to investors, including the following:

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

CYBER, PHYSICAL ASSET, AND DATA SECURITY

Our business relies heavily on sophisticated computer systems and networks. These systems are vulnerable to various operational and cybersecurity risks, including:

•   System Outages: Disruptions to our computer systems and telecommunications networks due to hardware or software failures, power outages, natural disasters, or security breaches can significantly impact our operations, leading to service interruptions, revenue losses, and damage to our reputation.

•   Cybersecurity Threats: We face the risk of cyberattacks, including data breaches, malware infections, ransomware attacks, and denial-of-service attacks. These threats can result in unauthorized access to sensitive customer data, financial losses, reputational harm, regulatory fines, and legal liabilities.

•   Data Privacy and Security: We are subject to stringent data privacy and security regulations. Breaches of customer data can result in significant fines, litigation, and damage to our brand.

Our mitigation efforts include:

•   Implementing robust security measures, such as encryption, access controls, and intrusion detection systems.

•   Maintaining business continuity and disaster recovery plans.

•   Regularly updating and enhancing our security protocols.

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

We are subject to an increasing number of federal, state, and international laws relating to the collection, use, retention, security and transfer of various types of personal information. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among us and our international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes us to incur substantial costs and has required and may in the future require us to change our business practices. Noncompliance could result in significant penalties or legal liability. We make statements about our use and disclosure of personal information through its our privacy policy, information provided on its our website, press statements and other privacy notices provided to customers. Any failure by us to comply with these public statements or with other federal, state or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities or others. In addition to reputational impacts, penalties could include ongoing audit requirements and significant legal liability. In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data, financial data and biometric data. Health data and financial data are subject to additional privacy, security and breach notification requirements, and we are subject to audit by governmental authorities regarding our compliance with these obligations. If we fail to adequately comply with these rules and requirements, or if health data or financial data is handled in a manner not permitted by law or under our agreements with healthcare or financial institutions, we can be subject to litigation or government investigations, and can be liable for associated investigatory expenses, and can also incur significant fees or fines. Payment card data is also subject to additional requirements. Under payment card rules and obligations, if cardholder information is potentially compromised, we can be liable for associated investigatory expenses and can also incur significant fees or fines if we fail to follow payment card industry data security standards. We could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails we fail to follow payment card industry data security standards, which could materially adversely affect our business, reputation, results of operations and financial condition.

Cryptocurrency and Digital Asset Risk

The Company has recently begun exploring and developing potential use cases for certain cryptocurrencies, including the possible application of stablecoins within aspects of its business operations. While these initiatives remain in early stages and may not ultimately be implemented, any meaningful use of cryptocurrencies would expose the Company to a range of internal and external risks that could adversely impact its operations, regulatory obligations, financial condition, or relationships with key partners. These risks include, but are not limited to, the following:

•         Regulatory Scrutiny: U.S. banking and financial regulators have cautioned that crypto‑asset safekeeping, transaction processing, and related activities present unique fraud, operational, supervisory, and legal risks that require enhanced risk‑management controls.

•         Rising Fraud Activity: Cryptocurrency‑related scams—particularly those involving the misuse of crypto ATMs and other consumer‑facing channels—have increased, prompting regulatory interventions, customer‑protection initiatives, and litigation activity that could affect digital‑asset adjacent services.

•         State‑Level Regulations: Several U.S. states have adopted or proposed digital‑asset rules such as transaction caps, enhanced identity‑verification standards, fee limitations, and mandatory fraud disclosures, which could complicate or restrict the Company’s ability to offer or support certain services involving digital assets.

•         AML and Illicit‑Finance Exposure: Digital‑asset transactions can elevate anti‑money‑laundering and counter‑terrorist‑financing risks due to their speed, pseudonymity, and cross‑border characteristics, potentially increasing compliance requirements and regulatory expectations for financial intermediaries.

•         Fragmented Global Regulation: Digital‑asset oversight continues to evolve inconsistently across jurisdictions. Divergent or rapidly changing regulatory frameworks may raise compliance costs, create operational uncertainty, affect relationships with financial institutions, or require modifications to existing processes.

•         Indirect Business Impact: Even if the Company does not ultimately introduce crypto‑related products, broader industry developments, supervisory expectations, or third‑party risk assessments associated with digital assets may influence the Company’s compliance obligations, availability of banking partners, operational risk standards, or the regulatory posture applied to its products and services.

Artificial Intelligence Risk

The increasing use of artificial intelligence (“AI”), including machine learning and generative AI, in our internal systems, vendor tools, customer-facing applications, and fraud‑detection processes exposes us to emerging technology, operational, and regulatory risks. A growing number of public companies now disclose AI as a material enterprise risk due to concerns related to cybersecurity, data privacy, model accuracy, regulatory uncertainty, competition, and reputational exposure.

AI systems—whether developed internally or provided by third parties—may produce incorrect, biased, or unreliable outputs, which could adversely affect our operations, decision‑making, compliance programs, and customer interactions. As AI expands the potential attack surface for cyber threats, it may increase the likelihood or severity of data breaches and unauthorized access to sensitive information.

Regulatory scrutiny is rapidly increasing. Emerging frameworks such as the EU Artificial Intelligence Act and new U.S. state‑level AI laws may impose additional compliance obligations, restrict certain uses of AI, or require costly system changes. The SEC has also warned against “AI washing,” increasing the risk of enforcement actions if disclosures regarding AI capabilities are inaccurate or misleading.

AI-related operational risks include potential failures or outages in AI‑enabled tools—such as fraud‑prevention models or transaction‑monitoring systems—that could disrupt services or impair accuracy. Competitors leveraging AI more effectively may gain efficiency or product advantages. In addition, reliance on third‑party AI models exposes us to data‑quality issues, intellectual‑property risks, and vendor performance failures. Perceived or actual misuse of AI, including algorithmic bias or consumer harm, could result in reputational damage, litigation, or regulatory action.

As AI regulations and stakeholder expectations evolve, we may incur additional costs to strengthen governance, oversight, testing, and monitoring of AI systems. Despite these efforts, we cannot guarantee that our use of AI—or the use of AI by our vendors—will not materially adversely affect our business, results of operations, or financial condition.

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

Certain developments in the field of payments may reduce the need for ATMs, prepaid product POS terminals and money transfer agents. An example of this type of development is the use of near-field technology in retail transactions, which if widely accepted in a market reduces the need for cash and can negatively impact the level of ATM transactions in that market. Advances in biometric payment solutions could have similar adverse impacts. These developments may reduce the transaction levels that we experience on our networks in the markets where they occur. Financial institutions, retailers and agents could elect to increase fees to their customers for using our services, which may cause a decline in the use of our services and have an adverse effect on our revenues. If transaction levels over our existing network of ATMs, POS terminals, agents and other distribution methods do not increase, growth in our revenues will depend primarily on increased capital investment for new sites and developing new markets, which reduces the margin we realize from our revenues.

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

Factors such as:

•   Intense Competition: The global remittance market is highly competitive with numerous players, including traditional money transfer operators, banks, and fintech companies.

•   Varying Market Dynamics: Each remittance corridor (e.g., U.S. to Mexico, The Netherlands to Morocco) has unique characteristics, including varying levels of competition, customer demand, regulatory environments, and operating costs.

•   Currency Fluctuations: Exchange rate volatility can significantly impact profitability, requiring constant adjustments to pricing models.

•   Regulatory Changes: Changes in regulations in sending or receiving countries, including fees, taxes, and anti-money laundering requirements, can impact pricing and profitability.

•   Customer Sensitivity to Price: Remittance customers are highly price sensitive. Setting prices too high can deter customers and lead to market share loss, while setting prices too low can negatively impact profitability.

Failure to accurately assess and respond to these factors could result in:

•   Reduced revenue and profitability.

•   Loss of market share to competitors.

•   Difficulty in achieving and maintaining sustainable growth.

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

•   advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings; and

•   an exclusive forum bylaw provision for all internal corporate claims.

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

An additional 15.5 million shares of common stock, representing approximately 39% of the shares outstanding as of December 31, 2025, could be added to our total common stock outstanding through the exercise of options or the issuance of additional shares of our common stock pursuant to existing convertible debt and other agreements. Once issued, these shares of common stock could be traded into the market and result in a decrease in the market price of our common stock.

As of December 31, 2025, we had 4.9 million options and 1.5 million restricted stock awards outstanding, held by our directors, officers and employees, which entitle these holders to acquire an equal number of shares of our common stock. Of this amount, 4.0 million options are vested and exercisable as of December 31, 2025. Approximately 1.1 million additional shares of our common stock may be issued in connection with our stock incentive and employee stock purchase plans. Accordingly, based on current trading prices of our common stock, approximately 3.1 million shares could potentially be added to our total current common stock outstanding through the exercise of options and the vesting of restricted stock awards, which could adversely impact the trading price for our stock.

Of the 6.4 million total options and restricted stock awards outstanding, an aggregate of 5.2 million options and restricted stock awards are held by persons who may be deemed to be our affiliates and who would be subject to Rule 144. Thus, upon exercise of their options or sale of shares for which restrictions have lapsed, these affiliates' shares would be subject to the trading restrictions imposed by Rule 144. The remainder of the common shares issuable under option and restricted stock award arrangements would be freely tradable in the public market. Over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks.

Upon the occurrence of certain events, another 8.0 million shares of common stock could be issued upon conversion of the Company's existing convertible notes; in certain situations, the number of shares issuable could be higher. While we have stated that we intend to settle any conversion of these notes by issuing cash for the principal value of the notes and paying cash or issuing shares of common stock for the conversion value in excess of the principal, which would significantly reduce the number of shares issued upon conversion, if our financial condition significantly and adversely changes, we may not be able to settle as intended should the notes be converted.

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

The Company’s CTO reports to our Chief Executive Officer and has been with Euronet 14 years and is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board of Directors (the “Board”). Many on our Information Technology ("IT") security team leadership have over a decade of cybersecurity and IT control experience, certifications, and external and internal IT audit experience. The Chief Information Security Officer ("CISO") reports to executive management independent of IT and is responsible for management of cybersecurity risk, security governance and compliance, security policies, security training, and the overall protection and defense of our networks, systems, and company data. The CISO manages the global security governance, risk, and compliance teams and is responsible for ensuring we meet our regulatory and compliance requirements as related to PCI DSS, ISO 27001, and other certifications we hold globally that support our business products and services. The Global Director of Cybersecurity reports to the CTO and manages our security toolbelt and implementations, incident response, alert management, and various technical security teams. The CISO and Global Director of Cybersecurity manage teams of cybersecurity professionals with broad experience and expertise, including PCI and other regulatory compliance, threat assessments and detection, forensic investigations, mitigation technologies, cybersecurity training, incident response, insider threats, third party risk, penetration testing, and security engineering expertise. Many members of the security leadership team across the organization have been with Euronet for more than 15 years. The global and segment security leadership teams work closely with legal, privacy, audit, and compliance teams to ensure we meet regulatory requirements and work together to address cyber risks in all functional areas of the organization. We also conduct strategic in person and virtual annual, quarterly, and monthly security meetings with key members of security and IT leadership to align on security priorities, initiatives, and requirements.

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

External Assessments – We engage external assessors to evaluate, test, and conclude on the design and effectiveness of security controls and processes. We engage quality assessors for vulnerability and penetration testing as well as for security certification and/or regulatory requirements. Further, we have external audits performed by customers, banking and government regulators, and public accounting firms as part of financial and statutory audit purposes. In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

For more information on security and cybersecurity threats we face, please see “Risk Factors.”

Item 2. Properties

Our executive offices are located in Leawood, Kansas. As of December 31, 2025, we also have 36 principal offices in Europe, 15 in Asia Pacific, 11 in North America, four in the Middle East, three in South America and three in Africa. Our office leases generally provide for initial terms ranging from two to twelve years.

Our processing centers for the EFT Processing Segment are located in Germany, Hungary, India, China, Indonesia, Pakistan and the U.S. Processing centers we operate for the epay Segment are located in the U.K., Germany, Italy, and the U.S. Our processing centers for the Money Transfer Segment are located in the U.S., the U.K., New Zealand, and Malaysia.

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

Since July 2024, the Company has received multiple differing judicial decisions at the same tax court addressing withholding taxes on certain agency relationships within the Money Transfer Segment in Italy.  The company intends to appeal or has appealed these decisions to a higher court for ultimate resolution.  Based on its assessment of the available facts and circumstances, including the differing judicial outcomes and ongoing appeals, management concluded that a loss is reasonably possible, but not probable, as defined under ASC 450, and therefore no liability has been recorded as of the reporting date.  The principal amount of the potential withholding tax exposure for all open periods could be approximately EUR 19.4 million, exclusive of potential interest and penalties, if any.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $11.0 million was moved to other receivables as of March 31, 2025. At this time the Company has determined that it is probable the other receivable will be recovered.

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

Holders

At December 31, 2025, we had 48 stockholders of record of our common stock, and none of our preferred stock was outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Private Placements and Issuances of Equity

During 2025, we did not issue any equity securities that were not registered under the Securities Act of 1933, which have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

The following graph compares Euronet Worldwide Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq Composite index and the Nasdaq US Benchmark Financial Services TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

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

Stock Repurchases

The following table provides information with respect to shares of the Company's Common Stock that were purchased during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
October 1 - October 31, 2025	55,016	$75.5	55,016	$489.3
November 1 - November 30, 2025	1,121,446	72.0	1,121,446	408.6
December 1 - December 31, 2025	1,845,163	76.0	1,845,163	268.4
Total	3,021,625		3,021,625

(1) On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During 2025, we repurchased 1,732,929 shares under the repurchase program at a weighted average purchase price of $104.70 for a total value of $181.4 million. No additional shares are available for repurchase under this repurchase program.

On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During 2025, we repurchased 3,780,154 shares under the repurchase program at a weighted average purchase price of $92.59 for a total value of $350.0 million. No additional shares are available for repurchase under this repurchase program.

On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. During 2025, we repurchased 1,730,566 shares under the repurchase program at a weighted average purchase price of $76.02 for a total value of $131.6  million.

On February 24, 2026, the Company put a repurchase program in place to repurchase up to $425 million in value, but not more than 10 million shares of common stock. The Company has not made any repurchases under this plan.

Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2025 items and year-to-year comparisons between 2025 and 2024.  Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Company Overview, Geographic Locations and Principal Products and Services

Euronet is a leading financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, POS, card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1) Our Electronic Funds Transfer (EFT) segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 56,818 ATMs, as of December 31, 2025, and approximately 610,000 POS terminals.

2) Our epay segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 66 countries. We operate a network that includes approximately 749,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3) Our Money Transfer segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 207 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms.  Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

We have six processing centers in Europe, five in Asia Pacific and two in North America. We have 36 principal offices in Europe, 15 in Asia Pacific, 11 in North America, four in the Middle East, three in South America and three in Africa. Our executive offices are located in Leawood, Kansas, USA. With approximately 76% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors and Item 7A - Quantitative and Qualitative Disclosures About Market Risk).

Sources of Revenues and Cash Flow

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions, and foreign currency exchange margin. Each operating segment's sources of revenue are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 30% of total consolidated revenues for the year ended December 31, 2025, are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, merchant acquiring services, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payments, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment — Revenues in the epay Segment, which represented approximately 28% of total consolidated revenues for the year ended December 31, 2025, are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time as compared with other electronic products has decreased over time, and digital media content now produces approximately 73% of epay Segment revenues. Other electronic content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% of total consolidated revenues for the year ended December 31, 2025, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

Segment Revenues and Operating Income For The Years Ended December 31, 2025 and 2024

	Revenues		Operating Income(Expenses)
(in millions)	2025	2024	2025	2024
EFT Processing	$1,283.7	$1,161.2	$278.8	$256.0
epay	1,187.6	1,150.5	136.2	129.9
Money Transfer	1,782.4	1,686.5	207.2	201.0
Total	4,253.7	3,998.2	622.2	586.9
Corporate services, eliminations and other	(9.5)	(8.4)	(92.4)	(83.7)
Total	$4,244.2	$3,989.8	$529.8	$503.2

Summary

Our annual consolidated revenues increased by 6.4% for 2025 compared to 2024. The increase in revenues for 2025 was primarily due to the increases in transaction volumes across all three segments.

Our annual consolidated operating income increased by 5.3% for 2025 compared to 2024. The increase in operating income for 2025 was primarily due to the increases in transaction volumes across all three segments.

Net income attributable to Euronet for 2025 was $309.5 million, or $6.84 per diluted share compared to a net income attributable to Euronet for 2024 of $306.0 million, or $6.45 per diluted share.

Impact of changes in foreign currency exchange rates

Our revenues and local expenses are recorded in the functional currencies of our operating entities and then are translated into U.S. dollars for reporting purposes; therefore, amounts we earn outside the U.S. are negatively impacted by a stronger U.S. dollar and positively impacted by a weaker U.S. dollar. Considering the results by country and the associated functional currency, our 2025 consolidated operating income was approximately 4.1% higher due to changes in foreign currency exchange rates when compared to 2024. If significant, in our discussion we will refer to the impact of fluctuations in foreign currency exchange rates in our comparison of operating segment results.

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar during 2025 and 2024, of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Year Ended December 31,		2025 Increase (Decrease) Percent
Currency	2025	2024
Australian dollar	$0.6443	$0.6594	(2.3)%
British pound	$1.3177	$1.2776	3.1%
Canadian dollar	$0.7162	$0.7303	(1.9)%
euro	$1.1295	$1.0816	4.4%
Hungarian forint	$0.0028	$0.0027	3.7%
Indian rupee	$0.0115	$0.0120	(4.2)%
Malaysian ringgit	$0.2338	$0.2190	6.8%
New Zealand dollar	$0.5813	$0.6047	(3.9)%
Polish zloty	$0.2669	$0.2516	6.1%

Comparison of Operating Results For The Years Ended December 31, 2025 and 2024 - By Operating Segment

EFT Processing Segment

The following table summarizes the results of operations for our EFT Processing Segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Year -over-Year Change
(dollar amounts in millions)	2025	2024	Increase Amount	Increase Percent
Total revenues	$1,283.7	$1,161.2	$122.5	10.5%
Operating expenses:
Direct operating costs	673.4	605.4	68.0	11.2%
Contract asset impairment	0.2	—	0.2	N/A
Salaries and benefits	165.6	146.8	18.8	12.8%
Selling, general and administrative	59.0	55.1	3.9	7.1%
Depreciation and amortization	106.7	97.9	8.8	9.0%
Total operating expenses	1,004.9	905.2	99.7	11.0%
Operating income	$278.8	$256.0	$22.8	8.9%
Transactions processed (millions)	15,534	11,424	4,110.0	36.0%
Active ATMs as of December 31,	50,959	49,945	1,014.0	2.0%
Average active ATMs	53,859	51,450	2,409.0	4.7%

Revenues

EFT Processing Segment total revenues were $1,283.7 million for the year ended December 31, 2025, an increase of $122.5 million or 10.5% compared to the same period in 2024. Revenues increased for the year ended December 31, 2025 compared to the same period in 2024 due to an increase in average active ATMs, an increase in our most profitable international transactions driven by cross-border recovery levels, corresponding DCC and surcharge revenues and continued expansion to new markets. Foreign currency movements increased revenues by approximately $43.9 million for the year ended December 31, 2025, compared to the same period in 2024.

Revenue per transaction was $0.08 and $0.10 for the year ended December 31, 2025 and 2024, respectively. The decrease in revenue per transaction is due to an increase in processing digital transactions with a high volume and a low value per transaction.

Average monthly revenues per ATM increased to $1,986 for the year ended December 31, 2025 compared to $1,881 for the same period in 2024.

Direct operating costs

EFT Processing Segment direct operating costs were $673.4 million for the year ended December 31, 2025, an increase of $68.0 million or 11.2% compared to the same period in 2024. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors involved with POS DCC transactions. For the year ended December 31, 2025, the increase in direct operating costs was primarily due to the increase in transaction volumes, and costs associated with modifying our estate of ATMs. Foreign currency movements increased direct operating costs by approximately $23.2 million for the year ended December 31, 2025 compared to the same period in 2024.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $610.3 million for the year ended December 31, 2025, an increase of $54.5 million or 9.8% compared to $555.8 million for the same period in 2024. Gross profit as a percentage of revenues (“gross margin”) decreased to 47.5% for the year ended December 31, 2025, compared to 47.9% for the same period in 2024. For the year ended December 31, 2025, the decrease in gross profit was primarily driven by the increase of low-margin digital transactions.

Salaries and benefits

Salaries and benefits expenses were $165.6 million for the year ended December 31, 2025, an increase of $18.8 million or 12.8% compared to the same period in 2024. The increase in salaries and benefits for the year ended December 31, 2025 compared to the same period in 2024 was primarily driven by an increase in headcount and wage increases. As a percentage of revenues, these expenses increased to 12.9% for the year ended December 31, 2025, compared to 12.6% for the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $59.0 million for the year ended December 31, 2025, an increase of $3.9 million or 7.1% compared to the same period in 2024. As a percentage of revenues, these expenses decreased to 4.6% for the year ended December 31, 2025, compared to 4.7% for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expenses were $106.7 million for the year ended December 31, 2025, an increase of $8.8 million or 9.0% compared to the same period in 2024. As a percentage of revenues, these expenses decreased to 8.3% for the year ended December 31, 2025, compared to 8.4% for the same period in 2024.

Operating income

EFT Processing Segment had operating income of $278.8 million for the year ended December 31, 2025, compared to operating income of $256.0 million in 2024, an increase of $22.8 million compared to the same period in 2024. Operating income as a percentage of revenues (“operating margin”) decreased to 21.7% for the year ended December 31, 2025, compared to 22.0% for the same period in 2024. Operating income per transaction was $0.02 in both periods.  The increase in operating income was primarily driven by the increase in transactions.

epay Segment

The following table summarizes the results of operations for our epay Segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Year -over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,187.6	$1,150.5	$37.1	3.2%
Operating expenses:
Direct operating costs	891.8	872.7	19.1	2.2%
Salaries and benefits	108.6	102.0	6.6	6.5%
Selling, general and administrative	44.7	38.6	6.1	15.8%
Depreciation and amortization	6.3	7.3	(1.0)	(13.7)%
Total operating expenses	1,051.4	1,020.6	30.8	3.0%
Operating income	$136.2	$129.9	6.3	4.8%
Transactions processed (billions)	4.58	4.37	0.2	4.8%

Revenues

epay Segment total revenues were $1,187.6 million for the year ended December 31, 2025, an increase of $37.1 million or 3.2% compared to the same period in 2024. Foreign currency movements increased revenues by approximately $26.0 million for the year ended December 31, 2025, compared to the same period in 2024. The increase in revenues was driven by continued expansion of digital media and mobile sales. Revenue per transaction was $0.26 in both periods.

Direct operating costs

epay Segment direct operating costs were $891.8 million for the year ended December 31, 2025, an increase of $19.1 million or 2.2% compared to the same period in 2024. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Foreign currency movements increased these expenses by $19.9 million for the year ended December 31, 2025, compared to the same period in 2024.

Gross profit

Gross profit was $295.8 million for the year ended December 31, 2025, an increase of $18.0 million or 6.5% compared to $277.8 million for the same period in 2024. Gross margin increased to 24.9% for the year ended December 31, 2025, compared to 24.1% for the same period in 2024.

Salaries and benefits

Salaries and benefits expenses were $108.6 million for the year ended December 31, 2025, an increase of $6.6 million or 6.5% compared to the same period in 2024. The increase in salaries and benefits was primarily driven by an increase in headcount and wage increases in 2025. As a percentage of revenues, these expenses increased to 9.1% for the year ended December 31, 2025, compared to 8.9% for the year ended December 31, 2024.

Selling, general and administrative

Selling, general and administrative expenses were $44.7 million for the year ended December 31, 2025, an increase of $6.1 million or 15.8% compared to the same period in 2024. As a percentage of revenues, these expenses increased to 3.8% for the year ended December 31, 2025, compared to 3.4% for the year ended December 31, 2024.

Depreciation and amortization

Depreciation and amortization expenses were $6.3 million for the year ended December 31, 2025, a decrease of $1.0 million or 13.7% compared to the same period in 2024. Depreciation and amortization expense primarily represents depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets.

Operating income

epay Segment operating income was $136.2 million for the year ended December 31, 2025, an increase of $6.3 million or 4.8% compared to the same period in 2024. Operating margin increased to 11.5% for the year ended December 31, 2025, compared to 11.3% for the same period in 2024. Operating income per transaction was $0.03 in both periods. The increase in operating income was primarily driven by the increase in transactions.

Money Transfer Segment

The following table summarizes the results of operations for our Money Transfer Segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Year -over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$1,782.4	$1,686.5	$95.9	5.7%
Operating expenses:
Direct operating costs	934.9	919.7	15.2	1.7%
Salaries and benefits	361.1	333.4	27.7	8.3%
Selling, general and administrative	254.3	206.4	47.9	23.2%
Depreciation and amortization	24.9	26.0	(1.1)	(4.2)%
Total operating expenses	1,575.2	1,485.5	89.7	6.0%
Operating income	207.2	201.0	6.2	3.1%
Transactions processed (millions)	183.4	176.9	6.5	3.7%

Revenues

Money Transfer Segment total revenues were $1,782.4 million for the year ended December 31, 2025, an increase of $95.9 million or 5.7% compared to the same period in 2024. The increase in revenues was the result of 3.3% growth in U.S.-originated transactions and 5.2% growth in international-originated money transfers. These transaction growth rates include 30.8% growth in direct-to-consumer digital transactions. Revenues per transaction increased to $9.72 for the year ended December 31, 2025, compared to $9.53 for the same period in 2024. Foreign currency movements increased revenues by approximately $34.5 million for the year ended December 31, 2025, compared to the same period in 2024.

Direct operating costs

Money Transfer Segment direct operating costs were $934.9 million for the year ended December 31, 2025, an increase of $15.2 million compared to the same period in 2024. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. The increase in direct operating costs was primarily due to the increase in the number of U.S.- and international-originated money transfer transactions and corresponding increase in agent commissions. Foreign currency movements increased revenues by approximately $17.7 million for the year ended December 31, 2025, compared to the same period in 2024.

Gross profit

Gross profit was $847.5 million for the year ended December 31, 2025, an increase of $80.7 million or 10.5% compared to $766.8 million for the same period in 2024. Gross margin increased to 47.5% for the year ended December 31, 2025, compared to 45.5% for the same period in 2024. The increase in gross profit was primarily attributable to the increase in transaction volume and relative decrease of agent commissions for the year ended December 31, 2025.

Salaries and benefits

Salaries and benefits expenses were $361.1 million for the year ended December 31, 2025, an increase of $27.7 million or 8.3% compared to the same period in 2024. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business. As a percentage of revenues, these expenses increased to 20.3% for the year ended December 31, 2025, compared to 19.8% for the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses were $254.3 million for the year ended December 31, 2025, an increase of $47.9 million or 23.2% compared to the same period in 2024. The increase in these expenses was primarily driven by an increase in advertising and promotions, bad debt expenses, product hardware, software, rent and utilities and travel-related expenses, partially offset by a decrease in professional fees. As a percentage of revenues, these expenses increased to 14.3% for the year ended December 31, 2025, compared to 12.2% for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expenses were $24.9 million for the year ended December 31, 2025, a decrease of $1.1 million or 4.2% compared to the same period in 2024. Depreciation and amortization primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements, and office equipment. As a percentage of revenues, these expenses decreased to 1.4% for the year ended December 31, 2025, compared to 1.5% for the same period in 2024.

Operating income

Money Transfer Segment operating income was $207.2 million for the year ended December 31, 2025, an increase of $6.2 million or 3.1% compared to the same period in 2024. Operating margin was 11.6% for the year ended December 31, 2025, compared to 11.9%  for the same period in 2024, respectively. Operating income per transaction decreased to $1.13 for the year ended December 31, 2025, compared to $1.14 for the same period in 2024. The increase in operating income for the year ended December 31, 2025 compared to the same period in 2024 was primarily driven by the increase in transaction volume.

Corporate Services

The following table summarizes the results of operations for Corporate Services for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Year-over -Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$77.6	$68.0	$9.6	14.1%
Selling, general and administrative	14.2	15.1	(0.9)	(6.0)%
Depreciation and amortization	0.6	0.6	—	—%
Total operating expenses	$92.4	$83.7	$8.7	10.4%

Corporate operating expenses

Total Corporate operating expenses were $92.4 million for the year ended December 31, 2025, an increase of $8.7 million or 10.4%, compared to the same period in 2024. The increase was primarily due to an increase in share-based compensation and bonuses for the year ended December 31, 2025, compared to the same period in 2024.

Other Expense, Net

	Year Ended December 31,		Year -over-Year Change
(dollar amounts in millions)	2025	2024	Increase (Decrease) Amount	Increase (Decrease) Percent
Interest income	$23.2	$23.8	$(0.6)	(2.5)%
Interest expense	(84.5)	(80.5)	(4.0)	5.0%
Foreign currency exchange (loss) gain, net	(25.2)	(19.1)	(6.1)	31.9%
Other gains, net	4.9	21.5	(16.6)	(77.2)%
Other expense, net	$(81.6)	$(54.3)	$(27.3)	50.3%

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

We recorded a net foreign currency exchange loss of $25.2 million for the year ended December 31, 2025, compared to a net foreign currency exchange loss of $19.1 million for the same period in 2024. These realized and unrealized foreign currency exchange losses reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective periods.

Income Tax Expense

Our effective income tax rates as reported and as adjusted are calculated below:

	Year Ended December 31,
(dollar amounts in millions)	2025	2024
Income before income taxes	$448.2	$448.9
Income tax expense	(135.2)	(142.6)
Net income	$313.0	$306.3
Effective income tax rate	30.2%	31.8%
Income before income taxes	$448.2	$448.9
Adjust: Other gains, net	4.9	21.5
Adjust: Foreign currency exchange gain (loss), net	(25.2)	(19.1)
Income before income taxes, as adjusted	$468.5	$446.5
Income tax expense	(135.2)	(142.6)
Adjust: Income tax attributable to foreign currency exchange gain (loss), net	(17.8)	(8.7)
Income tax expense, as adjusted	$(117.4)	$(133.9)
Effective income tax rate, as adjusted	25.1%	30.0%

We calculate our effective income tax rate by dividing income tax expense by pre-tax book income. Our effective income tax rates were 30.2% and 31.8% for the years ended December 31, 2025 and 2024, respectively. The effective income tax rates were influenced by the impact of foreign currency exchange gains (losses). Excluding foreign currency exchange gains (losses) as well as the related tax effects for these items, our adjusted effective income tax rates were 25.1% and 30.0% for the years ended December 31, 2025 and 2024, respectively.

The effective income tax rate, as adjusted, for 2025 and 2024 was higher than the applicable statutory income tax rate of 21% primarily because of certain foreign earnings being subject to higher local statutory tax rates.  We determine income tax expense based upon enacted tax laws applicable in each of the taxing jurisdictions where we conduct business. Based on our interpretation of such laws and considering the evidence of available facts and circumstances and baseline operating forecasts, we have accrued the estimated income tax effects of certain transactions, business ventures, contract and organizational structures, and the estimated future reversal of timing differences. Should a taxing jurisdiction change its laws or dispute our conclusions, or should management become aware of new facts or other evidence that could alter our conclusions, the resulting impact to our estimates could have a material adverse effect on our results of operations and financial condition.

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

Our total liability for uncertain tax positions under Accounting Standards Codification ("ASC") 740-10-25 and -30 was $41.4 million as of December 31, 2025. The application of ASC 740-10-25 and -30 requires significant judgment in assessing the outcome of future income tax examinations and their potential impact on the Company's estimated effective income tax rate and the value of deferred tax assets, such as those related to the Company's net operating loss carryforwards. It is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next twelve months, as a result of the resolution of audit examinations and expirations of certain statutes of limitations and, accordingly, materially affect our Consolidated Financial Statements. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes.

Net (Income) Loss Attributable To Non-controlling Interests

Non-controlling interests represent the elimination of net income or loss attributable to the minority shareholders' portion of the following consolidated subsidiaries that are not wholly owned:

Subsidiary	Percent Owned	Segment - Country
LATAM ATM Solutions (Prosegur)	51%	EFT South America
Euronet Pakistan	70%	EFT - Pakistan
Unidos Co., Ltd	60%	MT - Japan

Net Income (Loss) Attributable to Euronet

Net income attributable to Euronet was $309.5 million for the year ended December 31, 2025, an increase of $3.5 million compared to net income in the same period in 2024. For the year ended December 31, 2025, the increase in net income was primarily attributable increase in transaction volumes across all three segments.

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

We recorded a net gain on translation adjustments of $258.7 million for 2025 and a net loss of $117.8 million for 2024. In 2025, the U.S. dollar weakened compared to key foreign currencies, resulting in translation gains which were recorded in comprehensive (loss) income. In 2024, the U.S. dollar strengthened compared to key foreign currencies, resulting in translation losses which were recorded in comprehensive (loss) income.

Liquidity and Capital Resources

Working capital

As of December 31, 2025, we had working capital of $415.5 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $810.5 million as of December 31, 2024. The decrease in working capital was due to several changes in working capital line items. Our ratio of current assets to current liabilities was 1.11 and 1.25 at December 31, 2025 and December 31, 2024, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout for the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs to increase due to weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, but much of it is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under the revolving credit facilities and cash flows from operations. As of December 31, 2025, we had approximately $650.3 million of our own cash in use or designated for use in our ATM network, which is recorded in ATM cash on Euronet's Consolidated Balance Sheets. ATM cash increased $6.5 million from $643.8 million as of December 31, 2024 to $650.3 million as of December 31, 2025.

The Company has $1,040.3 million of unrestricted cash as of December 31, 2025 compared to $1,278.8 million as of December 31, 2024. As of December 31, 2025, the Company had access to $2,193.7 million in available cash, and $1,780.5 million available under the Company's revolving credit facility.

We had cash, cash equivalents and restricted cash of $2,362.8 million as of December 31, 2025, of which $1,831.0 million was held outside of the U.S. and is expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. could have negative tax consequences.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
Liquidity	2025	2024
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$559.8	$732.8
Investing activities	(138.5)	(223.3)
Financing activities	(788.6)	(135.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	241.9	(132.6)
Increase/(Decrease) in cash and cash equivalents and restricted cash	$(125.4)	$241.2

Operating cash flow

Cash flows provided by operating activities were $559.8 million for the year ended December 31, 2025 compared to $732.8 million for the same period in 2024. The decrease in operating cash flows was primarily due to changes in working capital.

Investing activity cash flow

Cash flows used in investing activities were $138.5 million for the year ended December 31, 2025 compared to $223.3 million for the same period in 2024. We used $125.5 million for purchases of property and equipment for the year ended December 31, 2025 compared to $117.2 million for the same period in 2024. In 2025, we provided $24.0 million of cash from acquisitions mainly related to the merger with CoreCard, which was settled in shares, but had a significant cash balance at the time of acquisition, compared to 2024 where we used $91.6 million for acquisitions.

Financing activity cash flow

Cash flows used in financing activities were $788.6 million for the year ended December 31, 2025 compared to $135.7 million for the same period in 2024. In 2025, we provided $1,000 million in cash from the sale of 2030 Convertible Senior Notes maturing in October 2030, partially offset by the partial repayment of the existing 2049 Convertible Senior Notes. Other uses of cash were the result of $514.5 million net repayments on debt obligations/credit agreements for the year ended December 31, 2025 compared to net borrowings of $120.3 million for the same period in 2024. Also, we repurchased $667.7 million of common stock during the year ended December 31, 2025 compared to repurchases of $268.6 million of common stock for the same period in 2024.

Other sources of capital

Credit Facility - On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a USD borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the previous Credit Facility. The multi-currency tranche of the revolving credit facility contains a sublimit of up to $250 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders. Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest on a margin over a secured financing rate or the base rate, as selected by the Company, which varies from 0.875% to 1.375%, in each case based on the Company’s current credit rating. The applicable margin for borrowings under the Credit Facility, based on the Company’s current credit rating is 1.075%.  In addition, the Company pays a facility fee on the total commitments made under the Revolving Credit Facility, which varies from 0.125% to 0.250%.  The current facility fee is 0.175%. As of December 31, 2025 and 2024, the stand-by letters of credit interest charges were each 1.075% per annum. Borrowing capacity under the Credit Facility as of December 31, 2025 was $1,780.5 million. The weighted-average interest rate of the Company's borrowings under the Credit Facility from January 1, 2025 to December 31, 2025 was 5.44%.

Uncommitted Line of Credit - On June 20, 2025, the Company entered into an Uncommitted Loan Agreement for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026.  This Uncommitted Line of Credit had a credit limit of $400 million on September 30, 2025 and $250 million thereafter. The loan had an outstanding balance of $250 million at December 31, 2025. The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to December 31, 2025, was 5.53%.

On June 21, 2024, the Company rolled its existing $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit through September 30, 2024, and a credit limit of $250 million thereafter for the sole purpose of providing vault cash for ATMs. The loan had an outstanding balance of $250 million at December 31, 2024. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such Loan is made. The weighted-average interest rate from loan inception date to December 31, 2024, was 6.07%. The agreement expired on June 20, 2025. The loan was fully repaid and there was no balance at December 31, 2025.

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

Convertible debt - On August 15, 2025, the Company completed the sale of $1,000.0 million of Convertible Senior Notes due October 2030. ("2030 Convertible Notes"). The 2030 Convertible Notes mature in October 2030 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $127.04 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods).  The 2030 Convertible Notes bear interest at a rate of 0.625% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. In connection with the issuance of the 2030 Convertible Notes, we recorded $23.5 million in debt issuance costs, which will be amortized through October 1, 2030. The 2030 Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2030 if certain conditions are met. In August 2025, in connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2030 Convertible Notes or affiliates thereof and other financial institutions (the “Option Counterparties”).  The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped call Transactions are net purchased call options in Euronet common stock. The Capped Call Transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2030 Convertible Notes and will not change the holders’ rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Company has concluded that the Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid in capital.

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("2049 Convertible Notes"). The 2049 Convertible Notes mature in March 2049 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their right to require the Company to repurchase their notes in March 2025, and we repurchased the tendered 2049 Convertible Notes at that time with a combination of cash on hand and a borrowing under our Credit Facility.  As of December 31, 2025, $33.2 million of the 2049 Convertible Notes remain outstanding.

Senior Notes - On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2025, the Company has outstanding €600.0 million ($704.6 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2025, the Company had $0.4 million of unamortized debt issuance costs related to the Senior Notes. Depending on market conditions, the Company may repay the Senior Notes at or prior to their maturity date using cash on hand, borrowings under its Credit Facility, the issuance of additional senior notes or a combination thereof.

Other debt obligations — Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a facility of MYR 100 million and an overdraft facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of December 31, 2025, $24.6 million was borrowed under this facility. There were no borrowings on the overdraft facility. Including the Malaysian facility, there was a total of $34.9 million outstanding under our subsidiaries credit lines and overdraft facilities as of December 31, 2025.

Other uses of capital

Capital expenditures and needs— Total capital expenditures for 2025 were $129.3 million. These capital expenditures were primarily for the purchase of ATMs to expand our IAD network in Europe, the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2026 are currently estimated to be approximately $135 million to $145 million.

Contractual lease obligations — We have entered into contractually binding operating and finance lease commitments to operate the business. Operating lease expenses were $239.8 million and $211.8 million for the years ended December 31, 2025 and 2024, respectively. Finance lease expenses were not material for 2025 or 2024. For additional information on operating and finance lease obligations, see Note 14, Leases, to the Consolidated Financial Statements.

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

Share repurchase plan

On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During 2025, we repurchased 1,732,929 shares under the repurchase program at a weighted average purchase price of $104.70 for a total value of $181.4 million. No additional shares are available for repurchase under this repurchase program.

On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During 2025, we repurchased 3,780,154 shares under the repurchase program at a weighted average purchase price of $92.59 for a total value of $350.0 million. No additional shares are available for repurchase under this repurchase program.

On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. During 2025, we repurchased 1,730,566 shares under the repurchase program at a weighted average purchase price of $76.02 for a total value of $131.6  million.

On February 24, 2026, the Company put a repurchase program in place to repurchase up to $425 million in value, but not more than 10 million shares of common stock. The Company has not made any repurchases under this plan.

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

Off-balance sheet arrangements

We have certain significant off-balance sheet items described in Note 21, Commitments, to the Consolidated Financial Statements. On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of December 31, 2025.

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

In assessing the recognition of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As more fully described in Note 15, Income Taxes, to the Consolidated Financial Statements, gross deferred tax assets were $259.0 million as of December 31, 2025, partially offset by a valuation allowance of $87.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We make judgments and estimates on the scheduled reversal of deferred tax liabilities, historical and projected future taxable income in each country in which we operate, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and current projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2025. If we have a history of generating taxable income in a certain country in which we operate, and baseline forecasts project continued taxable income in this country, we will reduce the valuation allowance for those deferred tax assets that we expect to realize.

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

As of December 31, 2025, the Consolidated Balance Sheet includes goodwill of $1,042.3 million and acquired intangible assets, net of accumulated amortization, of $261.2 million. For the year ended December 31, 2025, no impairment of goodwill or acquired intangible assets has been identified.

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

•   our expectations regarding the closing of any pending acquisitions; our ability to successfully integrate acquired businesses and to realize any anticipated synergies;

•   business strategy;

•   government regulatory action;

•   the expected effects of changes in laws or accounting standards;

•   the impact of the pandemics, on our results of operations and financial position;

•   technological advances; and

•   projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including, but not limited to, conditions in world financial markets and general economic conditions, including impacts from the pandemics or other disease outbreaks; inflation; military conflicts in Ukraine and the Middle East and the related economic sanctions; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments, including artificial intelligence, affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the EU's General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including DCC transactions, changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding and those factors referred to above and as set forth and more fully described in Part I, Item 1A — Risk Factors. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of December 31, 2025, our total debt outstanding, excluding unamortized debt issuance costs, was $2,047.3 million. Of this amount, $1,033.2 million, or 50% of our total debt obligations, relates to our Convertible Notes that have a fixed coupon rate. Our $33.2 million outstanding principal amount of 2049 Convertible Notes accrues cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of December 31, 2025, the fair value of our fixed rate Convertible Notes was $31.1 million, compared to a carrying value of $33.2 million. Our $1,000.0 million outstanding principal amount of 2030 Convertible Notes accrues cash interest at a rate of 0.625% of the principal amount per annum. Based on quoted market prices, as of December 31, 2025, the fair value of our fixed rate 2030 Convertible Notes was $932.2 million, compared to a carrying value of $1,000.0 million. Further, as of December 31, 2025, we had $24.6 million outstanding under our Credit Facility, or 1% of our total debt obligations. If we were to maintain these borrowings for one year and maximize the potential borrowings available under the revolving credit facility for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $19 million. The carrying value of the Credit Facility approximates fair value because interest as of December 31, 2025, was based on Secured Overnight Financing Rate (SOFR) that reset at various intervals of less than one year. Additionally, $704.6 million, or 34% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our €600.0 million outstanding principal amount of Senior Notes accrues cash interest at a rate of 1.375% of the principal per annum. Based on quoted market prices, as of December 31, 2025, the fair value of our fixed rate Senior Notes was $700.9 million, compared to a carrying value of $704.6 million. Also, $250.0 million, or 12% of our total debt obligations, relates to an Uncommitted Loan Agreement, fully drawn and outstanding at December 31, 2025, for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026. The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made.  The remaining $34.9 million, or less than 2% of our total debt obligations, is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements.

Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the years ended December 31, 2025 and 2024, 76.6% of our revenues were generated in non-U.S. dollar countries. We expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Philippine peso. As of December 31, 2025, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $110 million to $120 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

Additionally, we have other non-current, non-U.S. dollar assets and liabilities on our balance sheet that are translated to the U.S. dollar during consolidation. These items primarily represent goodwill and intangible assets recorded in connection with acquisitions in countries other than the U.S. We estimate that a 10% fluctuation in foreign currency exchange rates would have a non-cash impact on total comprehensive (loss) income of approximately $25 million to $35 million as a result of the change in value of these items during translation to the U.S. dollar. For the fluctuations described above, a strengthening U.S. dollar produces a financial loss, while a weakening U.S. dollar produces a financial gain.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of December 31, 2025, we had foreign currency derivative contracts outstanding with a notional value of $532.2 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our Xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of December 31, 2025, we held foreign currency derivative contracts outstanding with a notional value of $0.7 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars, and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other asset and liability positions. As of December 31, 2025, the Company had foreign currency forward contracts outstanding with a notional value of $852.7 million, primarily in euros.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Euronet Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired CoreCard Corporation during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, CoreCard Corporation’s internal control over financial reporting associated with total assets of $221.8 million and total revenues of $12.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CoreCard Corporation.

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

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company earned $4.2 billion of revenue in 2025. The Company earned revenue by payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers (collectively services). The services were provided to customers in numerous countries through various worldwide offices within 3 different reportable operating segments.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of locations at which those procedures were to be performed. At each Company location selected, we:

- evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue process, including controls over the accurate recording of revenue amounts

- assessed the training and experience of the auditors on our audit team that were in countries other than the United States

- tested a sample of individual revenue transactions by comparing amounts recognized by the Company to relevant contracts and or payment and transaction support. We also performed a software-assisted data analysis to test relationships among certain revenue transactions.

We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Kansas City, Missouri

February 26, 2026

CONSOLIDATED FINANCIAL STATEMENTS
EURONET WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,040.3	$1,278.8
ATM cash	650.3	643.8
Restricted cash	23.2	9.2
Settlement assets	1,910.4	1,522.7
Trade accounts receivable, net of credit losses of $8.2 and $4.2	334.5	284.9
Prepaid expenses and other current assets	311.5	297.1
Total current assets	4,270.2	4,036.5
Right‑of‑use assets – operating leases, net of amortization	153.9	132.1
Property and equipment, net of accumulated depreciation of $702.7 and $589.6	375.3	329.7
Goodwill	1,042.3	859.2
Acquired intangible assets, net of accumulated amortization of $266.4 and $226.5	261.2	188.9
Other assets, net of accumulated amortization of $96.9 and $82.6	297.8	226.7
Convertible notes receivable	88.0	61.4
Total assets	$6,488.7	$5,834.5
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,910.4	$1,522.7
Trade accounts payable	268.7	223.8
Accrued expenses and other current liabilities	494.9	475.7
Current portion of operating lease obligations	54.9	48.3
Short-term debt obligations and current maturities of long-term debt obligations	983.2	812.7
Income taxes payable	82.6	86.4
Deferred revenue	60.0	56.4
Total current liabilities	3,854.7	3,226.0
Debt obligations, net of current portion	1,037.6	1,134.4
Operating lease obligations, net of current portion	100.6	87.4
Deferred income taxes	78.3	71.8
Other long-term liabilities	95.0	85.7
Total liabilities	5,166.2	4,605.3
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 67,635,309 and 64,788,755	1.4	1.3
Additional paid-in-capital	1,549.8	1,370.1
Treasury stock, at cost, shares issued 28,305,376 and 21,061,140	(2,425.4)	(1,755.2)
Retained earnings	2,243.4	1,934.0
Accumulated other comprehensive loss	(61.7)	(321.5)
Total Euronet Worldwide, Inc. stockholders’ equity	1,307.5	1,228.7
Noncontrolling interests	15.0	0.5
Total equity	1,322.5	1,229.2
Total liabilities and equity	$6,488.7	$5,834.5

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$4,244.2	$3,989.8	$3,688.0
Operating expenses:
Direct operating costs	2,490.6	2,389.3	2,222.8
Contract asset impairment	0.2	—	—
Salaries and benefits	712.9	650.2	602.9
Selling, general and administrative	372.2	315.3	296.8
Depreciation and amortization	138.5	131.8	132.9
Total operating expenses	3,714.4	3,486.6	3,255.4
Operating income	529.8	503.2	432.6
Other income (expense):
Interest income	23.2	23.8	15.2
Interest expense	(84.5)	(80.5)	(55.6)
Foreign currency exchange (loss) gains, net	(25.2)	(19.1)	8.0
Other gains, net	4.9	21.5	0.2
Other income (expense), net	(81.6)	(54.3)	(32.2)
Income before income taxes	448.2	448.9	400.4
Income tax expense	(135.2)	(142.6)	(120.9)
Net income	313.0	306.3	279.5
Net loss attributable to noncontrolling interests	(3.5)	(0.3)	0.2
Net income attributable to Euronet Worldwide, Inc.	$309.5	$306.0	$279.7

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$7.40	$6.82	$5.77
Diluted	$6.84	$6.45	$5.50

Weighted average shares outstanding:
Basic	41,813,424	44,896,711	48,482,006
Diluted	45,782,801	48,082,766	51,599,633

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$313.0	$306.3	$279.5
Other comprehensive (loss) income
Translation adjustment, net of tax	258.7	(117.8)	47.9
Comprehensive (loss) income	571.7	188.5	327.4
Comprehensive loss (income) attributable to noncontrolling interests	2.5	0.7	—
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$574.2	$189.2	$327.4

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)

	Number of		Additional
	Shares	Common	Paid-in	Treasury
	Outstanding	Stock	Capital	Stock
Balance as of December 31, 2022	49,822,707	$1.3	$1,251.8	$(1,105.8)
Net income (loss)	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Adoption of ASU-2020-60 on Convertible bond	—	—	—	—
Stock issued under employee stock plans	292,151	—	6.1	(3.5)
Share-based compensation	—	—	53.7	—
Repurchase of shares	(4,336,896)	—	—	(378.4)
Balance as of December 31, 2023	45,777,962	$1.3	$1,311.6	$(1,487.7)
Net income	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Stock issued under employee stock plans	425,186	—	14.6	(2.3)
Share-based compensation	—	—	43.9	—
Repurchase of shares	(2,475,533)	—	—	(265.2)
Balance as of December 31, 2024	43,727,615	$1.3	$1,370.1	$(1,755.2)
Net income	—	—	—	—
Other comprehensive (loss) income	—	—	—	—
Acquisitions	2,551,683	0.1	192.6	—
Stock issued under employee stock plans	294,284	—	5.9	(0.6)
Capped call, net of taxes	—	—	(73.9)	—
Share-based compensation	—	—	55.1	—
Repurchase of shares, including taxes	(7,243,649)	—	—	(669.6)
Balance as of December 31, 2025	39,329,933	$1.4	$1,549.8	$(2,425.4)

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

(in millions)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2022	$1,348.3	$(251.0)	$(0.2)	$1,244.4
Net income (loss)	279.7	—	(0.2)	279.5
Other comprehensive (loss) income	(0.1)	47.8	0.2	47.9
Adoption of ASU-2020-60 on Convertible bond	—	—	—	—
Stock issued under employee stock plans	—	—	—	2.6
Share-based compensation	—	—	—	53.7
Repurchase of shares	—	—	—	(378.4)
Balance as of December 31, 2023	$1,627.9	$(203.2)	$(0.2)	$1,249.7
Net income	306.0	—	0.3	306.3
Other comprehensive (loss) income	0.1	(118.3)	0.4	(117.8)
Stock issued under employee stock plans	—	—	—	12.3
Share-based compensation	—	—	—	43.9
Repurchase of shares	—	—	—	(265.2)
Balance as of December 31, 2024	$1,934.0	$(321.5)	$0.5	$1,229.2
Net income	309.5	—	3.5	313.0
Other comprehensive (loss) income	(0.1)	259.8	(1.0)	258.7
Acquisitions	—	—	12.0	204.7
Stock issued under employee stock plans	—	—	—	5.3
Capped call, net of taxes	—	—	—	(73.9)
Share-based compensation	—	—	—	55.1
Repurchase of shares, including taxes	—	—	—	(669.6)
Balance as of December 31, 2025	$2,243.4	$(61.7)	$15.0	$1,322.5

See accompanying notes to the Consolidated Financial Statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$313.0	$306.3	$279.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138.5	131.8	132.9
Share-based compensation	55.1	43.9	53.7
Unrealized foreign exchange loss (gain), net	25.2	19.1	(8.0)
Deferred income taxes	(23.7)	18.5	13.7
Receivable write down	(2.9)	—	—
Amortization of debt issuance costs	4.5	4.1	4.0
Changes in working capital, net of amounts acquired:
Income taxes payable, net	(10.7)	10.3	11.6
Trade accounts receivable, including amounts in settlement assets	(128.2)	269.8	(190.9)
Prepaid expenses and other current assets, including amounts in settlement assets	(77.4)	35.4	42.4
Trade accounts payable, including amounts in settlement obligations	242.0	(53.9)	53.6
Deferred revenue	(3.5)	1.2	(10.3)
Accrued expenses and other current liabilities, including amounts in settlement obligations	52.3	(6.6)	238.7
Changes in non-current assets and liabilities	(24.8)	(47.1)	22.2
Other, net	0.4	—	—
Net cash provided by operating activities	559.8	732.8	643.1
Cash flows from investing activities:
Acquisitions, net of cash acquired	24.0	(91.6)	(1.3)
Purchases of property and equipment and proceeds from sale property and equipment	(125.5)	(117.2)	(94.4)
Issuance of Convertible Notes Receivable	(25.0)	—	(60.0)
Purchases of other long-term assets	(13.5)	(14.6)	(9.1)
Other, net	1.5	0.1	7.2
Net cash used in investing activities	(138.5)	(223.3)	(157.6)
Cash flows from financing activities:
Proceeds from issuance of shares	9.0	17.2	7.8
Repurchase of shares	(667.7)	(268.6)	(378.4)
Borrowings from revolving credit agreements	9,159.4	7,971.0	7,925.8
Repayments of revolving credit agreements	(9,655.8)	(7,988.1)	(7,393.6)
Net borrowings (repayments) from short-term debt obligations	(18.1)	137.4	(302.8)
Proceeds from issuance convertible senior notes	1,000.0	—	—
Repayment of convertible senior notes	(491.8)	—	—
Repayment of capital lease obligations	(1.4)	—	—
Proceeds received from minority interest stockholders	0.9	—	—
Capped call	(99.8)	—	—
Debt issuance costs	(23.5)	(3.1)	—
Other, net	0.2	(1.5)	(2.0)
Net cash used in financing activities	(788.6)	(135.7)	(143.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	241.9	(132.6)	(86.1)
Increase (decrease) in cash and cash equivalents and restricted cash	(125.4)	241.2	256.2
Cash and cash equivalents and restricted cash at beginning of period	2,488.2	2,247.0	1,990.8
Cash and cash equivalents and restricted cash at end of period	$2,362.8	$2,488.2	$2,247.0
Supplemental Cash Flow Disclosures:
Interest paid during the period	$70.3	$78.3	$53.2
Income taxes paid during the period	$152.7	$109.0	$94.5

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

Other Intangible Assets - In accordance with ASC 350, intangible assets with finite lives are amortized over their estimated useful lives. Unless otherwise noted, amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Non-compete agreements	2 - 5 years
Trademarks and trade names	2 - 20 years
Software	3 - 10 years
Customer relationships	2 - 20 years

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

ASC Topic 340, Other Assets and Deferred Costs ("ASC 340") requires the deferral of incremental costs to fulfill customer contracts, known as contract assets, which are then amortized to expense as part of direct operating costs over the respective periods of expected benefit. Deferred contract costs are reported on our balance sheet within current or non-current other assets based on the expected life of the related contract. At December 31, 2025 and 2024, we had $97.9 million and $97.4 million, respectively, of deferred contract costs. For the years ended December 31, 2025, 2024 and 2023, we had $29.8 million, $23.4 million, and $17.1 million of amortization related to these costs, respectively. On a quarterly basis we evaluate the carrying amount of contract assets recognized to determine if there are contracts that may have a carrying amount in excess of the remaining future consideration to be received from the contract.

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

Share‑Based Compensation (ASC 718)

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

Revenue recognition

The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Depending on the nature of the underlying arrangements, revenue may be earned from transaction‑based fees, commissions, foreign exchange margins, or the sale of prepaid products. Sales and usage‑based taxes collected from customers and remitted to governmental authorities are excluded from revenues. The nature of the Company’s performance obligations varies by business segment based on the products and services provided. A description of the major components of revenue and the related performance obligations for each segment is as follows:

EFT

Nature of performance obligations

The Company provides electronic funds transfer processing services, which include routing, authorizing, switching, and completing ATM, POS, and card‑based electronic transactions, as well as operating ATM networks and providing outsourced ATM and card management services. Depending on the arrangement, the Company may also provide ATM monitoring, maintenance, and EFT software solutions.

For transaction‑based services, the various activities involved in processing a transaction (e.g., authorization, routing, settlement, and related value‑added services) are inputs to a single integrated service that customers cannot benefit from independently. For outsourcing arrangements, ATM management and related services are provided continuously over the contract term and represent a series of distinct periods of service that are substantially the same.

When revenue is recognized

•         Transaction‑based services: The Company satisfies its performance obligation at a point in time, which occurs when the electronic transaction is fully processed.

•         Outsourcing services: The Company satisfies its performance obligation over time, as customers simultaneously receive and consume the benefits of the ATM management and processing services. Revenue is recognized ratably over the contract term, generally based on fixed monthly fees and/or contracted fee schedules.

How revenue is measured

Revenue consists primarily of transaction fees, management fees, foreign currency exchange margin on ATM withdrawals, and fees from value‑added services such as dynamic currency conversion and surcharges. The Company acts as principal in these arrangements, as it controls the ATM network or processing services prior to transfer to the customer; accordingly, revenue is recognized on a gross basis.

epay

Nature of performance obligations

The Company provides distribution, activation, and electronic processing services for prepaid mobile airtime, digital media products, and other stored‑value goods through a network of POS terminals and direct system integrations. Depending on the arrangement, the Company may act as agent (providing distribution services on behalf of operators or content providers) or as principal (generally in arrangements where the Company controls the product prior to transfer, including where rights of return to vendors exist).

These activities — including making prepaid products available, processing activations, routing electronic transactions, and providing access to operators’ platforms — are inputs to the Company’s service and support the transfer of either (i) a distribution service (agency model) or (ii) a prepaid product (principal model).

When revenue is recognized

•         Distribution and agency services (net): The performance obligation is fulfilled at a point in time, generally when the prepaid product is delivered or activated and the Company earns a commission.

•         Principal sales of prepaid products (gross): The performance obligation is fulfilled at a point in time, when control of the prepaid product transfers to the retailer or end customer, typically upon activation or delivery.

•         Transaction processing services: The performance obligation is fulfilled at a point in time, when the underlying electronic transaction is fully processed.

How revenue is measured

•         For agency arrangements, the Company does not control the underlying product and therefore recognizes revenue net of amounts remitted to operators, content providers, or retailers.

•         For principal arrangements, the Company controls the prepaid product prior to transfer and therefore recognizes revenue on a gross basis, with the related acquisition cost recorded as a direct operating expense.

•         Transaction processing revenue is recognized based on fees earned per processed transaction, regardless of whether the transaction is completed or declined due to issuer authorization outcomes.

Money Transfer:

Nature of performance obligation

The Company provides a single, integrated money transfer service that enables a sender to transfer funds to a designated recipient through the Company’s global origination and payout network. The service encompasses (i) accepting and validating the transfer request, (ii) routing and processing the transaction through the Company’s systems, (iii) transmitting the necessary information to payout partners, (iv) performing foreign currency conversion when required, and (v) making funds available for payout at the destination. These activities are inputs to the same overall service and are not distinct within the context of the contract because customers cannot benefit from them on a standalone basis.

When revenue is recognized

The Company satisfies its performance obligation at a point in time, which occurs when the transaction is fully processed and funds are made available for payout to the recipient. At that point, control of the service has transferred to the customer.

How revenue is measured

Revenue consists of (a) transaction fees charged to customers and (b) foreign exchange margins earned when converting currency at retail rates relative to wholesale acquisition costs. Foreign exchange is not a separate performance obligation; it is an integral component of the end‑to‑end money transfer service. Amounts owed to origination and distribution agents for facilitating the sending and payout of funds are treated as direct operating costs of fulfilling the Company’s single performance obligation.

Principal considerations

The Company acts as principal in money transfer transactions because it controls the service prior to transfer to the customer, including discretion over the routing of transactions, the payout network used, and the terms of currency conversion. Accordingly, revenue is presented gross of agent commissions and other amounts remitted to payout partners, which are recorded in direct operating costs.

Revenues

Deferred Revenues - The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the year ended December 31, 2025 was primarily driven by $42.1 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations, offset by $38.5 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2024.

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

	For the Year Ended December 31, 2025
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$927.8	$806.9	$779.1	$2,513.8
North America	91.0	176.3	799.7	1,067.0
Asia Pacific	229.1	155.2	133.3	517.6
Other	35.8	49.2	70.3	155.3
Eliminations	—	—	—	(9.5)
Total	$1,283.7	$1,187.6	$1,782.4	$4,244.2

	For the Year Ended December 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$856.2	$748.8	$704.7	$2,309.7
North America	73.2	195.9	783.9	1,053.0
Asia Pacific	214.1	155.2	129.1	498.4
Other	17.7	50.6	68.8	137.1
Eliminations	—	—	—	(8.4)
Total	$1,161.2	$1,150.5	$1,686.5	$3,989.8

	For the Year Ended December 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$817.2	$717.1	$647.7	$2,182.0
North America	72.8	172.6	728.9	974.3
Asia Pacific	160.2	137.5	112.8	410.5
Other	8.1	55.2	65.8	129.1
Eliminations	—	—	—	(7.9)
Total	$1,058.3	$1,082.4	$1,555.2	$3,688.0

Recent accounting guidance

Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the Company adopted this standard in 2025. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements and related disclosures.

Issued but not yet adopted

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

In September 2025, the FASB issued ASU 2025‑06, Internal‑Use Software, which modernizes the accounting for internal‑use software by removing development “project stages” and requiring capitalization to begin when management authorizes funding and it is probable the project will be completed and used as intended. The ASU also supersedes the existing website development cost guidance and incorporates it into Subtopic 350‑40. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU and does not expect a material effect on its consolidated financial statements.

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

(in millions)	As of December 31, 2025	As of December 31, 2024
Settlement assets:
Settlement cash and cash equivalents	$503.1	$367.2
Settlement restricted cash	145.9	189.2
Account receivables, net of credit loss allowance of $39.0 and $31.7	971.6	769.5
Prepaid expenses and other current assets	289.8	196.8
Total settlement assets	$1,910.4	$1,522.7
Settlement obligations:
Trade account payables	$901.0	$628.2
Accrued expenses and other current liabilities	1,009.4	894.5
Total settlement obligations	$1,910.4	$1,522.7

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,040.3	$1,278.8	$1,254.2
Restricted cash	23.2	9.2	15.2
ATM cash	650.3	643.8	525.2
Settlement cash and cash equivalents	503.1	367.2	327.4
Settlement restricted cash	145.9	189.2	125.0
Cash and cash equivalents and restricted cash at end of period	$2,362.8	$2,488.2	$2,247.0

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

The following table provides the computation of diluted weighted average number of common shares outstanding:

	Year Ended December 31,
	2025	2024	2023
Computation of diluted earnings:
Net income attributable to Euronet Worldwide, Inc. stockholders	$309.5	$306.0	$279.7
Add: Interest expense from assumed conversion of convertible notes, net of tax	3.5	4.2	4.2
Net income for diluted earnings per share calculation	$313.0	$310.2	$283.9

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	41,813,424	44,896,711	48,482,006
Incremental shares from assumed exercise of stock options and vesting of restricted stock	298,476	404,237	335,809
Incremental shares from assumed conversion of convertible debt	3,670,901	2,781,818	2,781,818
Diluted weighted average shares outstanding	45,782,801	48,082,766	51,599,633

The table includes all stock options and restricted stock that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock that are anti-dilutive to the Company's weighted average common shares outstanding for the years ended December 31, 2025, 2024 and 2023 of approximately 5,115,000, 3,125,000 and 3,768,000, respectively.

Euronet issued Convertible Senior Notes ("Convertible Notes") due March 2049 (the “2049 Convertible Notes”) and October 2030 (the “2030 Convertible Notes”). The Convertible Notes currently have a settlement feature requiring us upon conversion to settle the principal amount of the debt and any conversion value in excess of the principal value ("conversion premium"), for cash or shares of Euronet's common stock or a combination thereof, at the Company's option. All shares issuable upon conversion of the Convertible Notes, assuming share settlement, are required to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the market price trigger has been met. Therefore, the Convertible Notes are included in the calculation of diluted earnings per share if their inclusion is dilutive. The dilutive effect increases the more the market price exceeds the applicable conversion price for each series of the Convertible Notes.

In August 2025, in connection with the offering of the 2030 Convertible Notes, the Company entered into several Capped Call Options with various counterparties, which cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Convertible Notes, an aggregate of 7.9 million shares of the Company’s common stock, the same number of shares that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped Call Options meet the criteria for classification as equity and, as such, are not remeasured each reporting period. During the third quarter of 2025, the Company paid $99.8 million for the Capped Call Options, which was recorded as a reduction to “Additional paid-in capital” within the Company’s consolidated financial statements along with the offsetting associated deferred tax impact of $25.9 million.

Capped Call Options and diluted EPS. In connection with the issuance of the 2030 Convertible Notes, the Company entered into capped call transactions intended to reduce or offset potential dilution to the Company’s common stock upon any conversion of the 2030 Convertible Notes and/or to offset any cash payments the Company is required to make in excess of the principal amount, in each case up to the cap price of the capped calls. The capped calls are purchased call options on the Company’s common stock that are classified in equity and are not remeasured each reporting period. In accordance with ASC 260, the capped calls are excluded from the computation of diluted earnings per share because their effect is anti‑dilutive; consequently, they are not reflected in diluted weighted average shares outstanding, regardless of whether they are in‑the‑money during the period. The capped calls economically offset dilution from assumed conversion of the 2030 Convertible Notes up to the capped price but do not affect the diluted EPS calculation.

During March 2025, almost all of the holders of the 2049 Convertible Notes exercised their right to require the Company to repurchase their 2049 Convertible Notes, and the Company repurchased $491.8 million of the 2049 Convertible Notes leaving $33.2 million of the 2049 Convertible Notes outstanding at December 31, 2025.

The issuance of the 2030 Convertible Notes increased the weighted average incremental shares from assumed conversion from 2.8 million in the prior year to 3.7 million, partially offset by a decrease due to the repurchase of the 2049 Convertible Notes for the three months ended September 30, 2025.

See Note 12, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes and the Capped Call Options.

Share repurchases

(1) On September 13, 2023, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 13, 2025. During 2025, we repurchased 1,732,929 shares under the repurchase program at a weighted average purchase price of $104.70 for a total value of $181.4 million. No additional shares are available for repurchase under this repurchase program.

On September 11, 2024, the Company initiated a repurchase program to repurchase up to $350 million in value, but not more than 7.0 million shares of common stock through September 11, 2026. During 2025, we repurchased 3,780,154 shares under the repurchase program at a weighted average purchase price of $92.59 for a total value of $350.0 million. No additional shares are available for repurchase under this repurchase program.

On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. During 2025, we repurchased 1,730,566 shares under the repurchase program at a weighted average purchase price of $76.02 for a total value of $131.6  million.

On February 24, 2026, the Company put a repurchase program in place to repurchase up to $425 million in value, but not more than 10 million shares of common stock. The Company has not made any repurchases under this plan.

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

Accumulated other comprehensive gain (loss)

As of December 31, 2025 and 2024, accumulated other comprehensive gain (loss) consists entirely of foreign currency translation adjustments. The Company recorded a foreign currency translation gain of $258.7 million, a loss of $117.8 million and a gain of $47.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no reclassifications of foreign currency translation into the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023.

Dividends

No dividends were paid on any class of the Company's stock during 2025, 2024, and 2023.

(6) Acquisitions

Acquisitions 2025

Kyodai (Japan)

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

CoreCard (USA)

On October 30, 2025, the Company completed the acquisition of 100% of the outstanding equity of CoreCard Corporation pursuant to the Agreement and Plan of Merger dated July 30, 2025. Under the terms of the agreement, each CoreCard common share converted into 0.3142 shares of Euronet common stock, with fractional shares settled in cash at the closing price of Euronet stock on the trading day immediately preceding the acquisition date. In addition, unvested CoreCard RSUs vested at closing and were settled in Euronet shares, and outstanding stock options were cash‑settled at intrinsic value. The total purchase consideration was $192.7 million and consisted of the fair value of Euronet shares issued, cash in lieu of fractional shares, and cash to settle options and RSU‑related withholding obligations. The transaction has been accounted for as a business combination under ASC 805, and CoreCard’s results are included in the Company’s EFT Processing Segment beginning on the acquisition date.

No contingent consideration, escrow, or holdback was recognized. The Company acquired 100% of CoreCard; no noncontrolling interest was recognized. No bargain purchase gain was recorded.

Purchase price allocation

The Company performed a preliminary allocation of the purchase price for CoreCard to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The allocation is subject to change during the measurement period as the Company finalizes the valuation of identifiable intangible assets, working‑capital items and income‑tax‑related balances.

Preliminary CoreCard purchase price accounting at October 30, 2025 (in millions)

Assets acquired	Fair value
Cash and cash equivalents	$33.6
Accounts receivable	13.7
Taxes receivable	2.3
Other current assets	5.0
Long‑term investments	9.0
Property and equipment	3.3
Long‑term deferred tax assets	5.9
Other long‑term assets	1.1
Right‑of‑use (ROU) lease assets	4.2
Identifiable intangible assets	69.6
Goodwill	88.3
Total assets acquired	$236.0

Liabilities assumed
Accounts payable	5.8
Employee‑related payables	9.8
Deferred revenue	3.3
Other liabilities	1.0
Operating lease liabilities	4.2
Other long‑term liabilities	0.4
Deferred tax liability	18.8
Total liabilities assumed	$43.3

Net assets recognized (equals consideration transferred)	$192.7

Goodwill

Preliminary goodwill of $88.3 million reflects anticipated synergies, assembled workforce, and the strategic benefit of integrating CoreCard’s issuing technology into the Company’s platform  The Plan of Merger was intended to qualify as a "reorganization" within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(E) of the Code, and  that this Plan of Merger will constitute a "plan of reorganization" for purposes of Sections 354 and 361 of the Code and Treasury Regulations Section 1.368-2(g).  As a result, the acquisition did not create deductible goodwill for tax purposes and Euronet will not amortize goodwill calculated in the valuation.

Measurement‑period status

The allocation above is preliminary and subject to change as the Company completes its valuation analyses of identifiable intangible assets, certain working‑capital accounts and related deferred taxes within the ASC 805 measurement period. Any adjustments will be recorded retrospectively to the acquisition date with a corresponding adjustment to goodwill.

Identifiable Intangible Assets and Estimated Useful Lives

The Company expects the identifiable intangible assets of CoreCard acquired to include developed technology, customer relationships, and trade name. Fair values and useful lives are being finalized; until completion, the following table presents the aggregate amount and expected categories with preliminary useful‑life ranges.

Intangibles subject to amortization (preliminary, in millions):

Identifiable Intangible Assets and Estimated Useful Lives

(Preliminary — in millions)

Category	Fair Value (in millions)	Useful Life (years)	Amortization Method
Trade Name	$7.2	18	Straight‑line
CoreCard Platform (Developed Technology)	$11.0	9	Straight‑line
Large Individual Customer Relationship	$40.2	2.4	Straight‑line
Other Customer Relationships	$11.2	18	Straight‑line
Total Identifiable Intangible Assets	$69.6

Final category splits and useful lives will be determined based on market‑participant assumptions, technology life cycles, and customer attrition analyses. Updates will be reflected as measurement‑period adjustments under ASC 805.

Post-acquisition Results

From October 31, 2025 to December 31, 2025, CoreCard contributed revenue of $12.7 million, gross margin of $8.0 million and operating income of $1.9 million to consolidated results (excludes purchase accounting amortization).

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

(7) Restricted Cash

The restricted cash balances as of December 31, 2025 and 2024 were as follows:

	As of December 31,
(in millions)	2025	2024
Collateral on bank credit arrangements and other	$23.2	$9.2
Restricted cash	$23.2	$9.2

Cash held in trust and/or cash held on behalf of others	$88.2	$99.8
Collateral on bank credit arrangements and other	$57.8	$89.4
Restricted cash included within settlement assets	$145.9	$189.2

Total Restricted Cash	$169.1	$198.4

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

(8) Property and Equipment, Net

The components of property and equipment, net of accumulated depreciation as of December 31, 2025 and 2024 are as follows:

	As of December 31,
(in millions)	2025	2024
ATMs	$622.4	$546.2
POS terminals	73.7	57.4
Vehicles and office equipment	91.9	70.1
Computers and software	289.1	245.0
Land and buildings	0.9	0.6
	1,078.0	919.3
Less accumulated depreciation	(702.7)	(589.6)
Total	$375.3	$329.7

Depreciation expenses related to property and equipment, including property and equipment recorded under finance leases, for the years ended December 31, 2025, 2024 and 2023 were $105.1 million, $102.6 million, and $100.8 million, respectively.

(9) Goodwill and Acquired Intangible Assets, Net

The following table summarizes intangible assets as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$395.7	$(163.6)	$308.7	$(132.7)
Software	68.4	(57.6)	53.8	(53.8)
Trademarks and trade names	52.6	(41.1)	43.3	(37.3)
Non-compete agreements	10.9	(4.1)	9.6	(2.7)
Total	$527.6	$(266.4)	$415.4	$(226.5)

The following table summarizes the goodwill and amortizable intangible assets activity for the years ended December 31, 2025 and 2024:

(in millions)	Acquired Intangible Assets	Goodwill	Total Intangible Assets
Balance as of January 1, 2024	$167.6	$847.5	$1,015.1
Increases (decreases):
Acquisitions (see footnote 6)	51.0	50.2	101.2
Amortization	(21.7)	—	(21.7)
Other (primarily changes in foreign currency exchange rates)	(8.0)	(38.5)	(46.5)
Balance as of December 31, 2024	$188.9	$859.2	$1,048.1
Increases (decreases):
Acquisitions (see footnote 6)	79.5	106.3	185.8
Amortization	(22.2)	—	(22.2)
Other (primarily changes in foreign currency exchange rates)	15.0	76.8	91.8
Balance as of December 31, 2025	$261.2	$1,042.3	$1,303.5

Of the total goodwill balance of $1,042.3 million as of December 31, 2025, $401.7 million relates to the Money Transfer Segment, $71.3 million relates to the epay Segment and the remaining $569.3 million relates to the EFT Processing Segment. Amortization expense for intangible assets with finite lives was $22.2 million, $21.7 million, and $24.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated annual amortization expense on intangible assets with finite lives as of December 31, 2025, is expected to be $37.7 million for 2026, $37.2 million for 2027, $24.3 million for 2028, $20.1 million for 2029, and $20.0 million for 2030.

(10) Convertible Notes Receivable

The Company loaned $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "2028 Notes"), which were fully executed on October 19, 2023. Under the terms of the 2028 Notes, interest will accrue on the Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below.

On March 27, 2025, the Company loaned $25.0 million to Marker Trax Digital, LLC under a promissory note (the "2030 Note"). Under the terms of the 2030 Note, interest will accrue on the 2030 Note at 2% per annum and all unpaid principal and interest will be due and payable on March 27, 2030 if not converted earlier as discussed below.

The Company has a security interest in all of the assets of Koin Mobile, LLC, Marker Trax, LLC, and Marker Trax Digital, LLC. The aggregate outstanding principal and accrued interest under the 2028 Notes and the 2030 Note were $85.0 million and $3.0 million at December 30, 2025.

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

(11) Accrued Expenses and Other Current Liabilities

The balances as of December 31, 2025 and 2024 were as follows:

	As of December 31,
(in millions)	2025	2024
Accrued expenses	$349.6	$322.4
Other tax payables	33.0	22.8
Derivative liabilities	23.5	53.7
Accrued payroll expenses	87.8	75.5
Current portion of finance lease obligations	1.0	1.3
Total	$494.9	$475.7

Restructuring and Related Costs

In 2025, the Company initiated a restructuring program within its Money Transfer segment designed to streamline operations, reduce costs, and improve organizational efficiency. The restructuring actions were developed with the assistance of an external consulting firm and included a reduction in workforce and organizational realignment activities. The Company expects these actions to enhance long‑term operating margins within the segment.

Restructuring Charges

Severance and Employee‑Related Costs

During 2025, the Company recognized $3.0 million of severance and employee‑related costs associated with involuntary terminations. These costs qualified as exit and disposal activities under ASC 420, Exit or Disposal Cost Obligations, and were recorded within Operating expenses on the Consolidated Statements of Operations. All severance‑related liabilities were paid during 2025, and no remaining liability was outstanding as of December 31, 2025.

Professional Fees and Other Costs

In connection with the restructuring program, the Company engaged a global consulting firm to support organizational design, operational process redesign, and implementation activities. The Company incurred $17.4 million of consulting and professional service fees during 2025. These costs do not meet the criteria for exit or disposal costs under ASC 420 and were expensed as incurred within Operating expenses.

As of December 31, 2025, the Company had outstanding liabilities related to these consulting fees totaling $10.9 million, consisting of:

•         $2.0 million recorded in Accounts payable, and

•         $8.9 million recorded in Accrued expenses and other current liabilities.

(12) Debt Obligations

Debt obligations consist of the following as of December 31, 2025 and 2024:

	As of December 31,
(in millions)	2025	2024
Credit Facility:
Revolving credit agreement	$24.6	$520.4

Convertible Debt:
0.625% convertible notes, unsecured, due 2030	1,000.0	—
0.75% convertible notes, unsecured, due 2049	33.2	525.0

1.375% Senior Notes, due 2026	704.6	621.5

Uncommitted credit agreement	250.0	250.0

Other obligations	34.9	37.7

Total debt obligations	$2,047.3	$1,954.6
Unamortized debt issuance costs	(26.5)	(7.5)
Carrying value of debt	$2,020.8	$1,947.1
Short-term debt obligations and current maturities of long-term debt obligations	(983.2)	(812.7)
Long-term debt obligations	$1,037.6	$1,134.4

As of December 31, 2025, annual maturities of long‑term debt are our 2030 Convertible Notes, which mature in 2030, our 2049 Convertible Notes, which mature in 2049 with an earlier optional repurchase date of March 15, 2029, and our revolving credit facility which expires in December 2029.

Credit Facility

On December 17, 2024, the Company amended its revolving credit agreement (the “Credit Facility”) to increase the facility from $1.25 billion to $1.9 billion and to extend the expiration to December 17, 2029. The amended Credit Facility includes a multi-currency borrowing tranche totaling $1,685 million and a USD borrowing tranche totaling $215 million. The amended Credit Facility also removes the credit spread adjustment on SOFR and SONIA borrowings. All other terms remain substantially the same as the existing Credit Facility. The multi-currency tranche of the revolving Credit Facility contains a sublimit of up to $250 million for the issuance of letters of credit, a $75 million sublimit for U.S. dollar swingline loans and a $75 million sublimit for swingline loans in euros or British pounds sterling. The multi-currency tranche of the Credit Facility allows for borrowings in British pounds sterling, euro and U.S. dollars. Subject to certain conditions, the Company has the option to increase the Credit Facility by up to an additional $500 million by requesting additional commitments from existing or new lenders.

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

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of December 31, 2025.

The weighted-average interest rate of the Company's borrowings under the Credit Facility from January 1, 2025 to December 31, 2025 was 5.44%.

As of December 31, 2025 and 2024, the Company had stand-by letters of credit/bank guarantees outstanding under the Credit Facility of $94.9 million and $44.5 million, respectively. Stand-by letters of credit/bank guarantees reduce the Company's borrowing capacity under the Credit Facility and are generally used to secure trade credit and performance obligations. As of December 31, 2025 and 2024, the stand-by letters of credit interest charges were each 1.075% per annum. Available borrowing capacity under the Credit Facility as of December 31, 2025 was $1,780.5 million.

Uncommitted Credit Agreements

On June 20, 2025, the Company entered into an Uncommitted Loan Agreement for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026.  This Uncommitted Line of Credit had a credit limit of $400 million prior to September 30, 2025 and $250 million thereafter.The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to December 31, 2025, was 5.53%.

On June 21, 2024, the Company rolled its existing $150 million Uncommitted Loan Agreement into a new Uncommitted Loan Agreement with a $400 million credit limit through September 30, 2024, and a credit limit of $250 million thereafter for the sole purpose of providing vault cash for ATMs. The loan had an outstanding balance of $250 million at December 31, 2024. The loan is a Prime Rate Loan, a Daily SOFR Rate Loan plus 1.05% or shall bear interest at the rate agreed to by the Bank and the Company at the time such Loan is made. The weighted-average interest rate from loan inception date to December 31, 2024, was 6.07%. The agreement expired on June 20, 2025. The loan was fully repaid and there was no balance at December 31, 2025.

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

2030 Convertible Notes

On August 15, 2025, the Company completed the sale of $1,000.0 million of Convertible Senior Notes due October 2030. ("2030 Convertible Notes"). The 2030 Convertible Notes mature in October 2030 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $127.04 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods).  The 2030 Convertible Notes will bear interest at a rate of 0.625% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. In connection with the issuance of the 2030 Convertible Notes, we incurred $23.5 million in debt issuance costs, which will be amortized through October 1, 2030. The 2030 Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2030 if certain conditions are met.

Capped Call Transactions

In August 2025, in connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2030 Convertible Notes or affiliates thereof and other financial institutions (the “Option Counterparties”).  The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped Call Transactions are net purchased call options in Euronet common stock. The Capped Call Transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2030 Convertible Notes and will not change the holders’ rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Company has concluded that the Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid in capital.

2049 Convertible Notes

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("2049 Convertible Notes"). The 2049 Convertible Notes mature in March 2049 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their right to require the Company to repurchase their notes in March 2025, and we repurchased the tendered 2049 Convertible Notes at that time with a combination of cash on hand and a borrowing under our Credit Facility.  As of December 31, 2025, $33.2 million of the 2049 Convertible Notes remain outstanding.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that mature on May 22, 2026 (the "Senior Notes"). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of December 31, 2025, the Company has outstanding €600.0 million ($704.6 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes after February 22, 2026 at their principal amount plus any accrued and unpaid interest. As of December 31, 2025, the Company had $0.4 million of unamortized debt issuance costs related to the Senior Notes.

Other obligations

Certain of the Company's subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a facility of MYR 100 million and an overdraft facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of December 31, 2025, $24.6 million was borrowed under this facility. There were no borrowings on the overdraft facility. Including the Malaysian facility, there was a total of $34.9 million outstanding under our subsidiaries credit lines and overdraft facilities as of December 31, 2025.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company's credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. As of December 31, 2025 and 2024, the Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $532.2 million and $281.5 million, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S dollar. As of December 31, 2025 and 2024, the Company had foreign currency forward contracts outstanding with a notional value of $852.7 million and $710.4 million, respectively, primarily in euros.

Foreign currency exchange contracts - Xe Operations

Xe, writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. Xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from Xe's total portfolio of positions were $91.5 million, $88.8 million, and $85.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. All of the derivative contracts used in the Company's Xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amounts of foreign currency derivative customer contracts held by the Company in its Xe operations as of December 31, 2025 and 2024, was respectively $0.7 billion and $0.9 billion. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pound, Australian dollar and New Zealand dollar.

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$26.6	$53.1	Other current liabilities	$(23.5)	$(53.7)

Balance Sheet Presentation

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2025 and 2024 (in millions):

Offsetting of Derivative Assets

As of December 31, 2025	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$26.6	$—	$26.6	$(12.7)	$13.9

As of December 31, 2024
Derivatives subject to a master netting arrangement or similar agreement	$53.1	$—	$53.1	$(22.3)	$30.8

Offsetting of Derivative Liabilities

As of December 31, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(23.5)	$—	$(23.5)	$15.7	$(7.8)

As of December 31, 2024
Derivatives subject to a master netting arrangement or similar agreement	$(53.7)	$—	$(53.7)	$31.7	$(22.0)

Income Statement Presentation

The following tables summarize the location and amount of gains on derivatives in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
		Year Ended December 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2025	2024	2023
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$1.9	$(0.6)	$(1.7)

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

Most leases include an option to renew, with renewal terms that can extend the lease terms. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms. The Company also has a unilateral termination right for most of the ATM site leases. Leases of ATM sites with termination options exercisable within the next 12 months are excluded from the right of use lease assets and lease liability under the short-term lease exemption as the termination options are not reasonably certain not to be exercised. Payments for ATM site leases with termination options subject to the short-term lease exemption are expensed in the period incurred. The short-term lease expense for 2025 reasonably reflects the Company’s short-term lease commitments. Certain of the Company's lease agreements include variable rental payments based on revenues generated from the use of the leased location and certain leases include rental payments adjusted periodically for inflation. Variable lease payments are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs and are excluded from the right of use assets and lease liabilities balances. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payments

Future minimum lease payments under the operating leases (with initial lease terms in excess of one year) as of December 31, 2025 are:

As of December 31, 2025
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
2026	$52.9
2027	38.4
2028	25.9
2029	17.7
2030	11.5
Thereafter	18.8
Total lease payments	165.2
Less: imputed interest	(13.4)
Present value of lease liabilities	$151.8

(1) Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Operations is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease expense	Selling, general and administrative and Direct operating costs	$54.1	$51.6	$50.1
Variable lease expense	Selling, general and administrative and Direct operating costs	185.7	160.2	164.3
Total lease expense		$239.8	$211.8	$214.4

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of December 31, 2025	As of December 31, 2024
Weighted- average remaining lease term (years)	4.5	4.1
Weighted- average discount rate	3.70%	3.08%

The following table presents supplemental cash flow and non-cash information related to leases:

Other Information (in millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (a)	$53.2	$51.5	$49.9
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	$66.2	$51.0	$49.9

(a) Included in Net cash provided by operating activities on the Company's Consolidated Statements of Cash Flows.

(15) Income Taxes

The sources of income before income taxes for the years ended December 31, 2025, 2024 and 2023 are presented as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Income before taxes:
United States	$(100.4)	$(29.7)	$7.0
Foreign	548.6	478.6	393.4
Total income before income taxes	$448.2	$448.9	$400.4

The Company's income tax expense for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current tax expense (benefit):
U.S. Federal	$0.6	$1.9	$2.8
U.S. state and local	13.3	2.4	2.3
Foreign	143.3	118.6	102.9
Total current	157.2	122.9	108.0
Deferred tax expense (benefit):
U.S. Federal	(13.9)	4.5	10.4
U.S. state and local	(10.0)	1.6	1.8
Foreign	1.9	13.6	0.7
Total deferred	(22.0)	19.7	12.9
Total tax expense	$135.2	$142.6	$120.9

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 3 – Summary of Significant Accounting Policies –Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in millions, except for percentages):

	Year Ended December 31, 2025
U.S. Federal income tax expense (benefit) at applicable statutory rate:	$94.1	21.00%
Effects of cross border tax laws	(0.8)	(0.18)
Changes in valuation allowance	13.2	2.95
Nontaxable and nondeductible items
Stock compensation	5.90	1.31
State and local income taxes, net of federal effect	0.40	0.10
Other	2.80	0.60
Foreign
Germany
State and local income taxes	12.1	2.69
Other	(5.5)	(1.24)
Netherlands
Nontaxable and nondeductible items
Loss on corporate reorganization	(28.3)	(6.31)
Withholding tax	5.4	1.21
Other	(3.7)	(0.81)
United Kingdom
Nontaxable and nondeductible items
Gain on corporate reorganization	29.5	6.59
Other	4.6	1.03
Other foreign jurisdictions	16.9	3.78
Changes in unrecognized tax benefits	(11.4)	(2.55)
Total	$135.2	30.17%

The following is a reconciliation of the federal statutory income tax rates of 21% to the effective income tax rate for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(dollar amounts in millions)	2024	2023
U.S. federal income tax expense at applicable statutory rate	$94.3	$84.1
Tax effect of:
State income tax expense at statutory rates, net of U.S. federal income tax	3.5	3.7
Non-deductible expenses	4.1	2.9
Share-based compensation	3.9	4.0
Other permanent differences	8.0	0.9
Difference between U.S. federal and foreign tax rates	21.8	16.7
Provision in excess of statutory rates	(0.5)	8.3
Change in federal and foreign valuation allowance	1.2	2.7
GILTI, net of tax credits	12.9	5.9
Tax credits	(6.0)	(9.2)
Other	(0.6)	0.9
Total income tax expense	$142.6	$120.9
Effective tax rate	31.77%	30.19%

We calculate our provision for federal, state and foreign income taxes based on current tax law.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirement of ASU 2023-09 for the year ended December 31, 2025 is as follows (in millions):

(in millions)	Year Ended December 31, 2025
Federal	$(10.1)
State	14.4
Foreign
Germany	37.2
Greece	10.3
India	16.2
Italy	9.6
Spain	18.8
United Kingdom	9.3
Other	47.0
Total cash paid for income taxes, net of refunds received	$152.7

The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and liabilities from continuing operations are as follows:

	As of December 31,
(in millions)	2025	2024
Deferred tax assets:
Tax loss carryforwards	$45.4	$44.8
Share-based compensation	17.6	15.0
Accrued expenses	21.3	19.3
Property and equipment	10.2	6.8
Goodwill and intangible amortization	10.7	9.3
Contract costs	—	0.7
Intercompany notes	5.6	6.6
Accrued revenue	1.1	0.7
Tax credits	45.5	61.6
Lease accounting	38.4	34.3
Foreign exchange	13.0	8.8
Capitalized research and development	22.3	10.8
Capped call premium	24.1	—
Other	3.8	6.3
Total deferred tax assets	259.0	225.0
Valuation allowance	(87.9)	(75.0)
Total deferred tax assets, net of valuation allowance	171.1	150.0
Deferred tax liabilities:
Intangible assets related to purchase accounting	(56.9)	(28.2)
Goodwill and intangible amortization	(32.2)	(31.8)
Accrued expenses	(16.4)	(15.3)
Intercompany notes	(5.9)	(5.8)
Accrued interest	(3.2)	(42.6)
Property and equipment	(8.9)	(6.9)
Accrued revenue	(1.7)	(1.7)
Lease accounting	(38.4)	(34.3)
Foreign exchange	(1.0)	(14.7)
Partnership Investment	(13.0)	(7.6)
Deferred revenue	(7.6)	(6.7)
Other	(2.3)	(0.9)
Total deferred tax liabilities	(187.5)	(196.5)
Net deferred tax liabilities	$(16.4)	$(46.5)

Net deferred tax assets of $61.9 million and $25.3 million as of December 31, 2025 and 2024, respectively, are recorded within "Other assets" on the Consolidated Balance Sheet.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2025 are expected to be allocated to income taxes in the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company's foreign tax loss carryforwards were $193.8 million and $183.3 million, respectively, and U.S. state tax loss carryforwards were $58.2 million and $81.0 million, respectively.

As of December 31, 2025 and 2024, the Company has U.S. foreign tax credit carryforwards of $43.6 million and $57.1 million respectively, which are largely not expected to be utilized in future periods.

In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2025.

As of December 31, 2025, the Company had foreign tax net operating loss carryforwards of $193.8 million, which will expire as follows:

(in millions)	Gross	Tax Effected
Year ending December 31,
2026	$2.9	$0.7
2027	2.6	0.6
2028	4.1	1.0
2029	5.5	1.2
2030	22.1	4.6
Thereafter	6.8	1.7
Unlimited	149.8	31.9
Total	$193.8	$41.7

In addition, the Company's state tax net operating loss carryforwards of $58.2 million will expire periodically from 2026 through 2044, U.S. foreign tax credit carryforwards of $43.6 million will expire periodically from 2027 through 2034 and U.S. federal research and expenditure credit carryforwards of $1.9 million will expire periodically from 2034 through 2044.

The Company has not provided additional deferred taxes with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or additional state taxes, if any, on undistributed earnings attributable to foreign subsidiaries and it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. Gross undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated approximately $2,987.3 million as of December 31, 2025.

Based upon the current Organization for Economic Co-operation and Development (OECD) rules and administrative guidance, as well as the related legislation of those countries which has been enacted to date, the Company does not anticipate being subject to material minimum foreign taxes. The Company is continuing to monitor the potential impact of the Pillar Two proposals for a minimum effective tax rate and related developments on our Consolidated Financial Statements and related disclosures, including eligibility for any transitional safe harbor rules.

Accounting for uncertainty in income taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
(in millions)	2025	2024
Beginning balance	$48.6	$51.8
Additions based on tax positions related to the current year	7.1	6.2
Additions for tax positions of prior years	4.2	1.4
Reductions for tax positions of prior years	(0.1)	(4.0)
Settlements	(12.3)	(0.2)
Statute of limitations expiration	(6.1)	(6.6)
Ending balance	$41.4	$48.6

As of December 31, 2025 and 2024, approximately $41.2 million and $36.4 million, respectively, of the unrecognized tax benefits would impact the Company's provision for income taxes and effective income tax rate, if recognized. Total estimated accrued interest and penalties related to the underpayment of income taxes was $7.0 million and $7.1 million as of December 31, 2025 and 2024, respectively.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The major jurisdictions which remain subject to examination after 2014 include the U.S., Germany, India, and Spain.

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

(16) Valuation and Qualifying Accounts

Trade accounts receivable and accounts receivable balances included within the settlement assets are stated net of credit losses. Historically, the Company has not experienced significant write-offs. The Company records an allowance for credit losses when it is probable that the accounts receivable balance will not be collected.

The following table provides a summary of the allowance for credit loss balances and activity for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning balance-credit losses	$35.9	$39.3	$37.0
Additions-charged to expense	19.9	18.7	13.3
Amounts written off	(11.5)	(23.9)	(9.8)
Other (primarily changes in foreign currency exchange rates)	2.9	1.8	(1.2)
Ending balance-credit losses	$47.2	$35.9	$39.3

(17) Stock Plans

The Company has share-based compensation plans ("SCP") that allow it to grant restricted shares, or options to purchase shares, of common stock to certain current and prospective key employees, directors, and consultants of the Company. These awards generally vest over periods ranging from three to four years from the date of grant. Stock options are generally exercisable during the shorter of a ten-year term or the term of employment with the Company. With the exception of certain awards made to the Company's employees in Germany, Singapore and Malaysia, awards under the SCP are settled through the issuance of new shares under the provisions of the SCP. For Company employees in Germany, Singapore and Malaysia, certain awards are settled through the issuance of treasury shares, which also reduces the number of shares available for future issuance under the SCP. As of December 31, 2025, the Company has approximately 1.1 million in total shares remaining available for issuance under the SCP.

Share-based compensation expense was $55.1 million, $43.9 million, and $53.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was recorded in salaries and benefits expense in the accompanying Consolidated Statements of Operations. The Company recorded a tax benefit of $2.3 million, $2.0 million, and $4.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, for the portion of this expense that relates to foreign tax jurisdictions in which an income tax benefit is expected to be derived.

Stock options

Summary stock options activity is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance at December 31, 2024 (3,740,436 shares exercisable)	5,161,664	$104.10
Granted	—	$—
Exercised	(217,317)	$74.83
Forfeited/Canceled	(26,018)	$112.62
Expired	(10,234)	$74.28
Balance at December 31, 2025	4,908,095	$105.41	5.55	$0.44
Exercisable at December 31, 2025	3,962,250	$107.13	4.88	$0.44
Vested and expected to vest at December 31, 2025	3,172,601	$105.43	5.95	$0.44

Options outstanding that are expected to vest are net of estimated future forfeitures. The Company received cash of $7.0 million, $14.9 million, and $5.4 million in connection with stock options exercised in the years ended December 31, 2025, 2024 and 2023, respectively. The intrinsic value of these options exercised was $2.0 million, $10.7 million, and $6.3 million in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized compensation expense related to nonvested stock options that are expected to vest totaled $30.4 million and will be recognized over the next 4 years, with an overall weighted-average period of 2.3 years. We did not grant any options in 2025. The following table provides the fair value of options granted under the SCP during 2024 and 2023, together with a description of the assumptions used to calculate the fair value using the Black-Scholes-Merton option-pricing model or Monte Carlo simulation model:

	Year ended December 31,
	2025	2024	2023
Volatility	—	42.36%	42.5%
Risk-free interest rate - weighted average	—	4.09%	4.23%
Risk-free interest rate - range	—	4.09% to 4.31%	4.23%
Dividend yield	—	—%	—%
Assumed forfeitures	—	8.0%	8.0%
Expected lives	—	5.0 years	5.0 years
Weighted-average fair value (per share)	$—	$43.42	$39.43

During 2024, the Company granted approximately 562,785 options to executive officers, which vest evenly over a four-year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days. During 2023, the Company granted approximately 596,127 options to executive officers, which vest evenly over a five-year term upon the achievement of a 10% increase over the share price on the date of grant for 30 consecutive days.

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

Summary restricted stock activity is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2024	829,355	$97.11
Granted	888,832	$83.68
Vested	206,855	$105.00
Forfeited	5,353	$105.44
Nonvested at December 31, 2025	1,505,979	$88.04

The fair value of shares vested in the years ended December 31, 2025, 2024 and 2023 was $19.5 million, $18.9 million, and $14.8 million, respectively. As of December 31, 2025, there was $35.8 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2025, there was $44.0 million of total unrecognized compensation costs related to unvested performance-based restricted stock, which is expected to be recognized based on Company performance over a weighted-average period of 1.7 years. The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2025, 2024 and 2023 was $83.68, $105.08 and $92.76 per share, respectively.

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

3) Through the Money Transfer Segment, the Company provides global money transfer services under the brand names Ria and Xe. Ria provides global consumer-to-consumer money transfer services through a network of sending agents, Company-owned stores and Company-owned websites, disbursing money transfers through a worldwide correspondent network. Xe offers account-to-account international payment services to high-income individuals and small-to-medium sized businesses. Xe is also a provider of foreign currency exchange information. The Company also offers customers bill payment services, payment alternatives such as money orders and prepaid debit cards, comprehensive check cashing services, foreign currency exchange services and mobile top-up. Furthermore, Xe provides cash management solutions and foreign currency risk management services to small-to-medium sized businesses.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in its administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with the Company's reportable operating segments.

The following tables present the Company's results for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,283.7	$1,187.6	$1,782.4	$(9.5)	$4,244.2
Operating expenses:
Direct operating costs	673.4	891.8	934.9	(9.5)	2,490.6
Contract asset impairment	0.2	—	—	—	0.2
Salaries and benefits	165.6	108.6	361.1	77.6	712.9
Selling, general and administrative	59.0	44.7	254.3	14.2	372.2
Depreciation and amortization	106.7	6.3	24.9	0.6	138.5
Total operating expenses	1,004.9	1,051.4	1,575.2	82.9	3,714.4
Operating income (expense)	$278.8	$136.2	$207.2	$(92.4)	$529.8
Other income (expense)
Interest income					23.2
Interest expense					(84.5)
Foreign currency exchange loss, net					(25.2)
Other gains , net					4.9
Total other expense, net					(81.6)
Income before income taxes					448.2
Segment assets as of December 31, 2025	$3,013.9	$1,251.5	$1,885.1	$338.2	$6,488.7

	For the Year Ended December 31, 2024
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,161.2	$1,150.5	$1,686.5	$(8.4)	$3,989.8
Operating expenses:
Direct operating costs	605.4	872.7	919.7	(8.5)	2,389.3
Salaries and benefits	146.8	102.0	333.4	68.0	650.2
Selling, general and administrative	55.1	38.6	206.4	15.2	315.3
Depreciation and amortization	97.9	7.3	26.0	0.6	131.8
Total operating expenses	905.2	1,020.6	1,485.5	75.3	3,486.6
Operating income (expense)	$256.0	$129.9	$201.0	$(83.7)	$503.2
Other income (expense)
Interest income					23.8
Interest expense					(80.5)
Foreign currency exchange loss, net					(19.1)
Other gains, net					21.5
Total other expense, net					(54.3)
Income before income taxes					$448.9
Segment assets as of December 31, 2024	$2,762.2	$1,073.7	$1,745.5	$253.1	$5,834.5

	For the Year Ended December 31, 2023
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,058.3	$1,082.4	$1,555.2	$(7.9)	$3,688.0
Operating expenses:
Direct operating costs	572.1	819.1	839.5	(7.9)	2,222.8
Salaries and benefits	126.5	91.1	310.5	74.8	602.9
Selling, general and administrative	58.8	39.1	188.8	10.1	296.8
Depreciation and amortization	94.6	6.9	31.0	0.4	132.9
Total operating expenses	852.0	956.2	1,369.8	77.4	3,255.4
Operating income (expense)	$206.3	$126.2	$185.4	$(85.3)	$432.6
Other income (expense)
Interest income					15.2
Interest expense					(55.6)
Foreign currency exchange gain, net					8.0
Other gains, net					0.2
Total other income (expense)					$(32.2)
Income before income taxes					$400.4
Segment assets as of December 31, 2023	$2,442.0	$1,204.9	$1,921.2	$326.3	$5,894.4

Total revenues for the years ended December 31, 2025, 2024 and 2023, and property and equipment and total assets as of December 31, 2025 and 2024, summarized by geographic location, were as follows:

	Revenues			Property and Equipment, net		Total Assets
	For the year ended December 31,			as of December 31,		as of December 31,
(in millions)	2025	2024	2023	2025	2024	2025	2024
United States	$993.5	$977.4	$898.5	$69.6	$69.3	$1,472.4	$1,060.1
Germany	756.3	706.3	691.5	22.6	22.7	840.2	768.7
Spain	290.6	259.2	243.4	30.7	31.2	296.7	365.4
United Kingdom	173.3	164.7	152.5	8.0	6.9	360.7	385.9
Italy	214.6	196.8	185.8	10.9	11.2	240.1	225.7
Poland	139.3	124.4	114.9	45.2	41.9	417.1	381.1
India	203.3	206.4	170.3	21.7	23.8	238.0	248.9
France	228.8	209.9	198.6	9.5	8.2	165.7	151.8
Greece	261.8	237.0	205.8	45.1	25.8	616.1	563.4
Malaysia	86.2	83.9	51.9	11.2	9.5	294.6	279.9
Australia	59.4	59.0	53.5	0.8	1.0	79.4	93.0
New Zealand	46.1	48.7	51.6	4.9	4.2	177.2	166.4
Netherlands	69.7	73.6	62.8	4.5	4.1	143.0	167.7
Canada	65.8	68.9	70.1	0.9	0.7	101.1	97.6
Brazil	49.3	50.6	55.2	0.2	0.2	31.9	26.9
Other	606.2	523.0	481.6	89.5	69.0	1,014.5	852.0
Total foreign	3,250.7	3,012.4	2,789.5	305.7	260.4	5,016.3	4,774.4
Total	$4,244.2	$3,989.8	$3,688.0	$375.3	$329.7	$6,488.7	$5,834.5

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

The following table details financial assets measured and recorded at fair value on a recurring basis:

		As of December 31, 2025
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$26.6	$—	$26.6
Convertible notes receivable	Convertible notes receivable	—	—	88.0	88.0
Marketable securities	Other assets	30.5	—	—	30.5
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23.5)	$—	$(23.5)

		As of December 31, 2024
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$53.1	$—	$53.1
Convertible notes receivable	Convertible notes receivable	—	—	56.3	56.3
Marketable securities	Other assets	26.7	—	—	26.7
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(53.7)	$—	$(53.7)

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations are approximate fair values due to their short maturities. The carrying values of the Company's revolving credit agreements approximate fair values because interest is based on SOFR that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of December 31, 2025, the fair values of the 2030 Convertible Notes, 2049 Convertible Notes and Senior Notes were $932.2 million, $31.1 million and $700.9 million, respectively, with carrying values of $1,000.0 million, $33.2 million and $704.6 million, respectively.

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

Since July 2024, the Company has received multiple differing judicial decisions at the same tax court addressing withholding taxes on certain agency relationships within the Money Transfer Segment in Italy. The Company intends to appeal or has appealed these decisions to a higher court for ultimate resolution.  Based on its assessment of the available facts and circumstances, including the differing judicial outcomes and ongoing appeals, management concluded that a loss is reasonably possible, but not probable, as defined under ASC 450, and therefore no liability has been recorded as of the reporting date. The principal amount of the potential withholding tax exposure for all open periods could be approximately EUR 19.4 million, exclusive of potential interest and penalties, if any.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $11.0 million was moved to other receivables as of March 31, 2025. At this time the Company has determined that it is probable the other receivable will be recovered.

(21) Commitments

As of December 31, 2025, the Company had $129.0 million of stand-by letters of credit/bank guarantees issued on its behalf, of which $1.7 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of the obligations of subsidiaries. As of December 31, 2025, the Company granted off balance sheet guarantees for cash in various ATM networks amounting to $12.1 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $82.4 million over the terms of the agreements with the customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. Euronet's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•         In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for damage to ATMs and theft of ATM network cash that, generally, is not recorded on the Company's Consolidated Balance Sheets. As of December 31, 2025, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $460.3 million. The Company maintains insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of December 31, 2025 or 2024.

(22) Related Party Transactions

The Company leases an airplane from a company owned by Mr. Michael J. Brown, Euronet's Chief Executive Officer, President, and Chairman of the Board of Directors. The airplane is leased for business use on a per flight hour basis at competitive commercial rates with no minimum usage requirement. Euronet incurred expenses of $0.5 million, $0.3 million, and $0.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, for the use of this airplane.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Euronet Worldwide, Inc. assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded CoreCard Corporation acquired as of October 30, 2025 with aggregate total assets of $221.8 million and total revenues of $12.7 million included in the Company’s consolidated financial statements as of and for the year ended December 31,2025. Based on these criteria and our assessment, we have determined that, as of December 31, 2025, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

/s/ Michael J. Brown
Michael J. Brown
Chief Executive Officer

/s/ Rick L. Weller
Rick L. Weller
Chief Financial Officer and Chief Accounting Officer

February 26, 2026

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable), "Employee and Director Stock Ownership; Insider Trading and Hedging Policy" and “Meetings and Committees of the Board of Directors” in the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, is incorporated herein by reference. Information concerning our Code of Business Conduct and Ethics for our employees, including our Chief Executive Officer and Chief Financial Officer, is set forth under “Availability of Reports, Certain Committee Charters, and Other Information” in Part I of this Annual Report on Form 10-K and incorporated herein by reference. Information concerning executive officers is set forth under “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and incorporated herein by reference.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of our Code of Ethics by disclosing such information on a Form 8-K or on our Website at www.euronet.com under For Investors/Corporate Governance.

Item 11. Executive Compensation

The information under “Compensation Tables,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Beneficial Ownership of Common Stock”, “Election of Directors” and "Compensation Tables - Shares Issuable under Stockholder Approved Plans" in the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under “Audit Matters - Fees of the Company's Independent Auditors” and - "Audit Matters - Audit Committee Pre-Approval Policy" in the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated July 30, 2025, by and among Euronet Worldwide, Inc., Genesis Merger Sub, Inc., and CoreCard Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2025 and incorporated by reference herein)

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

4.7

Indenture, dated August 15, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 18, 2025, and incorporated by reference herein)

4.8	Form of 0.625% Convertible Senior Notes due 2030 (filed as Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 18, 2025, and incorporated by reference herein)

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

10.16	Form of Confirmation for Capped Call Transactions (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2025, and incorporated by reference herein)

19.1	Policy Relating to Insider Trading and Confidentiality of Information Amended on July 14 2025

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

31.1	Section 302 — Certification of Chief Executive Officer (1)

31.2	Section 302 — Certification of Chief Financial Officer (1)

32.1	Section 906 Certification of Chief Executive Officer (3)

32.2	Section 906 Certification of Chief Financial Officer (3)

97.1	Incentive Compensation Clawback Policy (1) (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 25, 2025, and incorporated by reference herein)

101

The following materials from Euronet Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 26, 2026

Michael J. Brown
Chairman of the Board of Directors, Chief Executive
Officer, President and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Michael J. Brown Michael J. Brown February 26, 2026	Chairman of the Board of Directors, Chief Executive Officer, President and Director (principal executive officer)

/s/ Rick L. Weller Rick L. Weller February 26, 2026	Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

/s/ Paul S. Althasen Paul S. Althasen February 26, 2026	Director

Andrzej Olechowski February 26, 2026	Director

/s/ Michael N. Frumkin Michael N. Frumkin February 26, 2026	Director

/s/ Thomas A. McDonnell Thomas A. McDonnell February 26, 2026	Director

/s/ Ligia Torres Fentanes Ligia Torres Fentanes February 26, 2026	Director

/s/ Sergi N. Herrero Sergi N. Herrero February 26, 2026	Director

/s/ Sara Baack Sara Baack February 26, 2026	Director

/s/ Brad Sprong Brad Sprong February 26, 2026	Director