Form 10-Q
period 2026-03-31
EURONET WORLDWIDE, INC.
filed 2026-05-07
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 5, 2026, Euronet Worldwide, Inc. had 38,075,094 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,229.5	$1,040.3
ATM cash	871.2	650.3
Restricted cash	33.7	23.2
Settlement assets	1,381.4	1,910.4
Trade accounts receivable, net of credit losses of $9.0 and $8.2	310.7	334.5
Prepaid expenses and other current assets	337.0	311.5
Total current assets	4,163.5	4,270.2
Operating right of use lease assets	146.4	153.9
Property and equipment, net of accumulated depreciation of $703.5 and $702.7	366.9	375.3
Goodwill	1,031.4	1,042.3
Acquired intangible assets, net of accumulated amortization of $273.8 and $266.4	249.6	261.2
Other assets, net of accumulated amortization of $99.4 and $96.9	285.7	297.8
Convertible notes receivable	88.5	88.0
Total assets	$6,332.0	$6,488.7
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,381.4	$1,910.4
Trade accounts payable	263.2	268.7
Accrued expenses and other current liabilities	439.2	494.9
Current portion of operating lease obligations	55.3	54.9
Short-term debt obligations and current maturities of long-term debt obligations	970.2	983.2
Income taxes payable	87.6	82.6
Deferred revenue	63.3	60.0
Total current liabilities	3,260.2	3,854.7
Debt obligations, net of current portion	1,584.7	1,037.6
Operating lease obligations, net of current portion	93.6	100.6
Deferred income taxes	76.5	78.3
Other long-term liabilities	90.1	95.0
Total liabilities	5,105.1	5,166.2
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 67,790,541 and 67,635,309	1.4	1.4
Additional paid-in-capital	1,563.8	1,549.8
Treasury stock, at cost, shares issued 29,715,347 and 28,305,376	(2,526.9)	(2,425.4)
Retained earnings	2,280.9	2,243.4
Accumulated other comprehensive loss	(107.8)	(61.7)
Total Euronet Worldwide, Inc. stockholders’ equity	1,211.4	1,307.5
Noncontrolling interests	15.5	15.0
Total equity	1,226.9	1,322.5
Total liabilities and equity	$6,332.0	$6,488.7

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except share and per share data)

	Three months ended March 31,
	2026	2025
Revenues	$1,011.8	$915.5
Operating expenses:
Direct operating costs, exclusive of depreciation	617.4	561.0
Salaries and benefits	189.9	164.1
Selling, general and administrative	92.6	83.0
Depreciation and amortization	39.9	32.2
Total operating expenses	939.8	840.3
Operating income	72.0	75.2
Other income (expense):
Interest income	4.1	5.3
Interest expense	(14.1)	(19.4)
Foreign currency exchange gain (loss), net	8.4	(18.1)
Other (losses) gains, net	(4.1)	2.5
Other income (expense), net	(5.7)	(29.7)
Income before income taxes	66.3	45.5
Income tax expense	(29.0)	(7.1)
Net income	37.3	38.4
Net loss attributable to noncontrolling interests	0.2	—
Net income attributable to Euronet Worldwide, Inc.	$37.5	$38.4

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$0.96	$0.88
Diluted	$0.83	$0.85

Weighted average shares outstanding:
Basic	38,921,659	43,677,294
Diluted	46,990,091	46,239,523

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three months ended March 31,
	2026	2025
Net income	$37.3	$38.4
Translation adjustment	(45.4)	84.0
Comprehensive (loss) income	(8.1)	122.4
Comprehensive income (loss) attributable to noncontrolling interests	0.7	(1.0)
Comprehensive (loss) income attributable to Euronet Worldwide, Inc.	$(7.4)	$121.4

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2024	43,727,615	$1.3	$1,370.1	$(1,755.2)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	108,333	—	0.8	(2.3)
Share-based compensation	—	—	11.2	—
Repurchase of shares	(591,258)	—	—	(59.6)
Balance as of March 31, 2025	43,244,690	1.3	1,382.1	(1,817.1)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2025	39,329,933	$1.4	$1,549.8	$(2,425.4)
Net income (loss)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	142,351	—	(0.8)	(0.5)
Share-based compensation	—	—	14.8	—
Repurchase of shares	(1,397,090)	—	—	(101.0)
Balance as of March 31, 2026	38,075,194	1.4	1,563.8	(2,526.9)

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions, except share data)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,934.0	$(321.5)	$0.5	$1,229.2
Net income (loss)	38.4	—	—	38.4
Other comprehensive income (loss)	—	85.0	(1.0)	84.0
Stock issued under employee stock plans	—	—	—	(1.5)
Share-based compensation	—	—	—	11.2
Repurchase of shares	—	—	—	(59.6)
Balance as of March 31, 2025	1,972.4	(236.5)	(0.5)	1,301.7

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2025	$2,243.4	$(61.7)	$15.0	$1,322.5
Net income (loss)	37.5	—	(0.2)	37.3
Other comprehensive income (loss)	—	(46.1)	0.7	(45.4)
Stock issued under employee stock plans	—	—	—	(1.3)
Share-based compensation	—	—	—	14.8
Repurchase of shares	—	—	—	(101.0)
Balance as of March 31, 2026	2,280.9	(107.8)	15.5	1,226.9

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three months ended March 31,
	2026	2025
Net income	$37.3	$38.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	39.9	32.2
Share-based compensation	14.8	11.2
Unrealized foreign exchange gains (loss), net	(8.4)	18.1
Deferred income taxes	2.3	(16.4)
Amortization of debt issuance costs	1.7	1.0
Changes in working capital, net of amounts acquired:
Income taxes payable, net	7.2	12.1
Trade accounts receivable, including amounts in settlement assets	296.2	91.1
Prepaid expenses and other current assets, including amounts in settlement assets	40.7	6.2
Trade accounts payable, including amounts in settlement obligations	(390.3)	(153.1)
Deferred revenue	4.0	(2.1)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(173.4)	(5.2)
Changes in noncurrent assets and liabilities	6.0	(31.8)
Net cash (used in) provided by operating activities	(122.0)	1.7
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3.1)	(0.1)
Purchase of convertible notes receivable	—	(25.0)
Purchases of property and equipment	(28.5)	(23.4)
Proceeds of property and equipment	1.4	0.2
Purchases of other long-term assets	(3.4)	(3.9)
Other, net	4.8	(2.5)
Net cash used in investing activities	(28.8)	(54.7)
Cash flows from financing activities:
Proceeds from issuance of shares	—	1.7
Repurchase of shares	(102.4)	(63.2)
Borrowings from credit agreements	2,413.8	2,759.6
Repayments of credit agreements	(1,867.7)	(2,049.6)
Repayment of long-term debt	—	(491.8)
Repayments of capital lease obligations	(0.3)	(0.3)
Net (repayments) borrowing from short-term debt obligations	(2.1)	6.2
Net cash provided by financing activities	441.3	162.6
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(39.1)	91.8
Increase in cash and cash equivalents and restricted cash	251.4	201.4
Cash and cash equivalents and restricted cash at beginning of period	2,362.8	2,488.2
Cash and cash equivalents and restricted cash at end of period	$2,614.2	$2,689.6
Supplemental disclosure of cash flow information:
Interest paid during the period	$13.7	$16.8
Income taxes paid during the period	$26.1	$18.0

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

Organization

Euronet Worldwide, Inc. (the "Company" or "Euronet") was established as a Delaware corporation on December 13, 1996 and succeeded Euronet Holding N.V. as the group holding company, which was founded and established in 1994. Euronet is a global leader in payment processing and cross‑border transactions, operating for more than 30 years and now serving clients in over 200 countries and territories. We support financial institutions, merchants and global brands with technology-driven solutions, while enabling businesses and consumers to send, receive and spend money seamlessly worldwide. By operating one of the world’s largest independent electronic payment networks spanning merchant acquiring, transaction processing and point‑of‑sale infrastructure, Euronet enables real‑time, digital and cross‑border movement of money at global scale.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, such unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, comprehensive income, changes in equity and cash flows for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, set forth in the Company's 2025 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include computing income taxes, estimating the useful lives and potential impairment of long-lived assets and goodwill, as well as allocating the purchase price to assets acquired and liabilities assumed in acquisitions and revenue recognition. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

(2) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures. In January 2025, the FASB issued ASU 2025-01, Income Statement Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments require Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company expects to adopt the update for the annual financial statements issued for the year ending December 31, 2027 and is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40), which modernizes the accounting for internal‑use software by removing development “project stages” and requiring capitalization to begin when management authorizes funding and it is probable the project will be completed and used as intended. The ASU also supersedes the existing website development cost guidance and incorporates it into Subtopic 350‑40. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

(3) ACQUISITIONS

Acquisitions 2026

No material acquisitions

Acquisitions 2025

Kyodai (Japan)

On May 31, 2025, Euronet completed the acquisition of a 60% equity stake in UNIDOS CO. LTD from multiple shareholders for a consideration of $20.0 million, including a probable earn-out of $1.6 million. The effective date of control is June 1, 2025. The Company allocated $9.9 million of the enterprise value to customer relationships, $7.9 million to acquired net assets, $3.5 million to deferred tax liability, $12.0 million to non-controlling interest and the remaining $17.7 million to goodwill. The purchase price was preliminary allocated to the assets acquired and liabilities assumed including identifiable intangible assets based on provisional values at the date of the acquisition. The acquisition has been accounted for as a business combination in accordance with US GAAP and the results of operations have been included in the Money Transfer segment.

CoreCard (USA)

On October 30, 2025, the Company completed the acquisition of 100% of the outstanding equity of CoreCard Corporation pursuant to the Agreement and Plan of Merger dated July 30, 2025. Under the terms of the agreement, each CoreCard common share converted into 0.3142 shares of Euronet common stock, with fractional shares settled in cash at the closing price of Euronet stock on the trading day immediately preceding the acquisition date. In addition, unvested CoreCard Restricted Stock Units (“RSUs”) vested at closing and were settled in Euronet shares, and outstanding stock options were cash‑settled at intrinsic value. The total purchase consideration was $192.7 million and consisted of the fair value of Euronet shares issued, cash in lieu of fractional shares, and cash to settle options and RSU‑related withholding obligations. The transaction has been accounted for as a business combination under ASC 805, and CoreCard’s results are included in the Company’s EFT Processing Segment beginning on the acquisition date.

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

Goodwill

Preliminary goodwill of $88.3 million reflects anticipated synergies, assembled workforce, and the strategic benefit of integrating CoreCard’s issuing technology into the Company’s platform  The Plan of Merger was intended to qualify as a "reorganization" within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(E) of the Internal Revenue Code, and  that this Plan of Merger will constitute a "plan of reorganization" for purposes of Sections 354 and 361 of the Internal Revenue Code and Treasury Regulations Section 1.368-2(g).  As a result, the acquisition did not create deductible goodwill for tax purposes and Euronet will not amortize goodwill calculated in the valuation.

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

Identifiable Intangible Assets and Estimated Useful Lives

The Company noted that the identifiable intangible assets of CoreCard acquired include developed technology, customer relationships, and trade name. Fair values and useful lives are being finalized; until completion, the following table presents the aggregate amount and expected categories with preliminary useful‑life ranges.

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

From January 1, 2026 to March 31, 2026, CoreCard contributed revenue of $31.1 million, gross margin of $14.6 million and operating income of $5.1 million to consolidated results (excludes purchase accounting amortization).

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

	As of
(in millions)	March 31, 2026	December 31, 2025
Settlement assets:
Settlement cash and cash equivalents	$326.1	$503.1
Settlement restricted cash	153.7	145.9
Accounts receivable, net of credit losses of $39.1 and $39.0	683.3	971.6
Prepaid expenses and other current assets	218.3	289.8
Total settlement assets	$1,381.4	$1,910.4
Settlement obligations:
Trade account payables	$502.4	$901.0
Accrued expenses and other current liabilities	879.0	1,009.4
Total settlement obligations	$1,381.4	$1,910.4

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,229.5	$1,040.3	$1,393.6	$1,278.8
Restricted cash	33.7	23.2	10.8	9.2
ATM cash	871.2	650.3	700.3	643.8
Settlement cash and cash equivalents	326.1	503.1	408.2	367.2
Settlement restricted cash	153.7	145.9	176.7	189.2
Cash and cash equivalents and restricted cash at end of period	$2,614.2	$2,362.8	$2,689.6	$2,488.2

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(in millions)	Three months ended March 31,
	2026	2025
Computation of diluted earnings:
Net income	$37.5	$38.4
Add: Interest expense from assumed conversion of convertible notes, net of tax	1.5	1.0
Net income for diluted earnings per share calculation	$39.0	$39.4

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	38,921,659	43,677,294
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	20,509	214,693
Incremental shares from assumed conversion of convertible debt	8,047,923	2,347,536
Diluted weighted average shares outstanding	46,990,091	46,239,523

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 5.6 million for the three months ended March 31, 2026 and 3.6 million for the three months ended March 31, 2025, respectively.

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

During March 2025, almost all of the holders of the 2049 Convertible Notes exercised their right to require the Company to repurchase their 2049 Notes, and the Company repurchased $491.8  million of the 2049 Convertible Notes leaving $33.2 million of the 2049 Convertible Notes outstanding at March 31, 2026.

The issuance of the 2030 Convertible Notes increased the weighted average incremental shares from assumed conversion from 2.3 million in the prior year to 8.0 million, partially offset by a decrease due to the repurchase of the 2049 Convertible Notes for the three months ended March 31, 2026.

See Note 10, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes and the Capped Call Options.

Share repurchases

On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. As of March 31, 2026, approximately $168.4 million in value of additional shares were available to be repurchased under this repurchase program.

Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments. The Company recorded foreign currency translation adjustments of ($45.4) million for the three months ended March 31, 2026 and $84.0 million for the three months ended March 31, 2025, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three months ended March 31, 2026 and 2025.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the three months ended March 31, 2026 is presented below:

	Acquired		Total
	Intangible		Intangible
(in millions)	Assets	Goodwill	Assets
Balance as of December 31, 2025	$261.2	$1,042.3	$1,303.5
Increases (decreases):
Acquisition	—	—	—
Impairment	—	—	—
Amortization	(9.5)	—	(9.5)
Foreign currency exchange rate changes	(2.1)	(10.9)	(13.0)
Balance as of March 31, 2026	$249.6	$1,031.4	$1,281.0

Of the total goodwill balance of $1,031.4 million as of March 31, 2026, $413.0 million relates to the Money Transfer Segment, $490.7 million relates to the EFT Processing Segment and the remaining $127.7 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of March 31, 2026, is expected to total $28.8 million for the remainder of 2026, $36.1 million for 2027, $24.1 million for 2028, $19.9 million for 2029, $19.8 million for 2030 and $19.0 million for 2031.

(7) CONVERTIBLE NOTES RECEIVABLE

The Company loaned $60.0 million to Koin Mobile, LLC and Marker Trax, LLC under two promissory notes (the "2028 Notes"), which were fully executed on October 19, 2023. Under the terms of the 2028 Notes, interest will accrue on the 2028 Notes at 2% per annum and all unpaid principal and interest will be due and payable on October 18, 2028 if not converted earlier as discussed below.

On March, 27, 2025, the Company loaned $25.0 million to Marker Trax Digital,  LLC under a promissory note (the "2030 Note"). Under the terms of the 2030 Note, interest will accrue on the 2030 Note at 2% per annum and all unpaid principal and interest will be due and payable on March 27, 2030 if not converted earlier as discussed below.

The Company has a security interest in all of the assets of Koin Mobile, LLC, Marker Trax, LLC, and Marker Trax Digital, LLC. The aggregate outstanding principal and accrued interest under the 2028 Notes and the 2030 Note were $85.0 million and $3.5 million at March 31, 2026.

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

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	March 31, 2026	December 31, 2025
Accrued expenses	$302.8	$349.6
Other tax payables	35.1	33.0
Derivative liabilities	30.0	23.5
Accrued payroll expenses	70.4	87.8
Current portion of capital lease obligations	0.9	1.0
Total	$439.2	$494.9

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the three months ended March 31, 2026 was primarily driven by $17.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2025 and $20.4 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	March 31, 2026	December 31, 2025
Credit Facility:
Revolving credit agreement	$570.7	$24.6
Notes:
0.625% convertible notes, unsecured, due 2030	1,000.0	1,000.0
0.75% convertible notes, unsecured, due 2049	33.2	33.2

1.375% Senior Notes, due 2026	693.1	704.6

Uncommitted credit agreements	250.0	250.0

Other obligations	32.8	34.9

Total debt obligations	2,579.8	2,047.3
Unamortized debt issuance costs	(24.9)	(26.5)
Carrying value of debt	2,554.9	2,020.8
Short-term debt obligations and current maturities of long-term debt obligations	(970.2)	(983.2)
Long-term debt obligations	$1,584.7	$1,037.6

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

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of March 31, 2026.

2049 Convertible Notes

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("2049 Convertible Notes"). The 2049 Convertible Notes mature in March 2049 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their right to require the Company to repurchase their notes in March 2025, and we repurchased the tendered 2049 Convertible Notes at that time with a combination of cash on hand and a borrowing under our Credit Facility. As of March 31, 2026, $33.2 million of the 2049 Convertible Notes remain outstanding.

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

Capped Call Transactions

In August 2025, in connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Call Transactions”) with certain of the initial purchasers of the 2030 Convertible Notes or affiliates thereof and other financial institutions (the “Option Counterparties”).  The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped call Transactions are net purchased call options in Euronet common stock. The Capped Call Transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2030 Convertible Notes and will not change the holders’ rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Company has concluded that the 2030 Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the 2030 Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid in capital.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that are due in May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears commencing May 22, 2020, until maturity or earlier redemption. As of March 31, 2026, the Company has outstanding €600.0 million ($693.1 million) principal amount of the Senior Notes. In addition, the Company may redeem some or all of these notes after February 22, 2026 at their principal amount plus any accrued and unpaid interest.

Uncommitted Credit Agreements

On June 20, 2025, the Company entered into an Uncommitted Loan Agreement for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026.  This Uncommitted Line of Credit had a credit limit of $400 million on September 30, 2025 and $250 million thereafter. The loan had an outstanding balance of $250 million at March 31, 2026. The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to March 31, 2026, was 5.41%.

Other obligations

Certain of the Company’s subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a facility of MYR 100 million and an overdraft facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of one month or such other period of up to 12 months. As of March 31, 2026 $24.7 million was borrowed under this facility. There were no borrowings on the overdraft facility. Including the Malaysian facility, there was a total of $32.8 million outstanding under our subsidiaries credit lines and overdraft facilities as of March 31, 2026.

Debt Issuance Costs

As of March 31, 2026, the Company had unamortized debt issuance costs of $20.7 million for the 2030 Convertible Notes, $4.0 million for the Credit Facility and $0.2 million for the Senior Notes that will be amortized through October 2030 and May 2026,  respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $549.3 million and $532.2 million as of March 31, 2026 and December 31, 2025, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S. dollar. The Company had foreign currency forward contracts outstanding with a notional value of $408.1 million and $852.7 million as of March 31, 2026 and December 31, 2025, respectively, primarily in euro.

Foreign currency exchange contracts - Xe Operations

Xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. Xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from Xe's total portfolio of positions were $22.1 million for the three months ended March 31, 2026 and $22.8 million for the three months ended March 31, 2025. All of the derivative contracts used in the Company's Xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its Xe operations as of March 31, 2026 and December 31, 2025 was $0.9 billion and $0.7 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$33.1	$26.6	Other current liabilities	$(30.0)	$(23.5)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2026 and December 31, 2025 (in millions):

Offsetting of Derivative Assets

As of March 31, 2026	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$33.1	$—	$33.1	$(17.6)	$15.5

As of December 31, 2025
Derivatives subject to a master netting arrangement or similar agreement	$26.6	$—	$26.6	$(12.7)	$13.9

Offsetting of Derivative Liabilities

As of March 31, 2026	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(30.0)	$—	$(30.0)	$22.4	$(7.6)

As of December 31, 2025
Derivatives subject to a master netting arrangement or similar agreement	$(23.5)	$—	$(23.5)	$15.7	$(7.8)

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains (losses) on derivatives in the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
		Three months ended March 31,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2026	2025
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$0.7	$1.6

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		March 31, 2026
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$33.1	$—	$33.1
Convertible notes receivable	Convertible notes receivable	—	—	88.5	88.5
Marketable securities	Other assets	26.3	—	—	26.3
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(30.0)	$—	$(30.0)

		December 31, 2025
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$26.6	$—	$26.6
Convertible notes receivable	Convertible notes receivable	—	—	88.0	88.0
Marketable securities	Other assets	30.5	—	—	30.5
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23.5)	$—	$(23.5)

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt obligations approximate fair values due to their short maturities. The carrying values of the Company’s revolving credit agreements approximate fair values because interest as of March 31, 2026 was based on the Secured Overnight Financing Rate ("SOFR") that resets at various intervals of less than one year. The Company estimates the fair value of the Convertible Notes and Senior Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of March 31, 2026, the fair values of the 2049 Convertible Notes, 2030 Convertible Notes and Senior Notes were $30.3 million, $901.4 million and $691.4 million, respectively, with carrying values of $33.2 million, $1,000.0 million and $693.1 million, respectively.

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

2) Through the epay Segment, Euronet provides distribution, processing and collection services for electronic payment products, and prepaid mobile airtime through a network of POS terminals in Europe, the Middle East, Asia Pacific, North America and South America. The epay Segment also provides vouchers and physical gift fulfillment services in Europe.

3) Through the Money Transfer Segment, Euronet provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across more than 200 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms.

In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in the administrative division, "Corporate Services, Eliminations and Other." These services are not directly identifiable with the Company’s reportable operating segments.

The following tables present the Company's reportable segment results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$295.4	$293.5	$425.2	$(2.3)	$1,011.8
Operating expenses:
Direct operating costs, exclusive of depreciation	175.2	221.5	223.0	(2.3)	617.4
Salaries and benefits	48.4	28.2	92.7	20.6	189.9
Selling, general and administrative	16.6	9.9	61.2	4.9	92.6
Depreciation and amortization	31.8	1.5	6.4	0.2	39.9
Total operating expenses	272.0	261.1	383.3	23.4	939.8
Operating income (loss)	$23.4	$32.4	$41.9	$(25.7)	$72.0

	Three months ended March 31, 2025
(in millions)	EFT Processing	epay	Money Transfer	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$232.5	$267.4	$417.7	$(2.1)	$915.5
Operating expenses:
Direct operating costs, exclusive of depreciation	136.5	202.1	224.5	(2.1)	561.0
Salaries and benefits	35.5	24.1	87.9	16.6	164.1
Selling, general and administrative	12.9	12.8	54.1	3.2	83.0
Depreciation and amortization	24.3	1.6	6.1	0.2	32.2
Total operating expenses	209.2	240.6	372.6	17.9	840.3
Operating income (loss)	$23.3	$26.8	$45.1	$(20.0)	$75.2

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
	March 31, 2026	December 31, 2025
EFT Processing	$3,153.7	$3,013.9
epay	931.7	1,251.5
Money Transfer	1,872.4	1,885.1
Corporate Services, Eliminations and Other	374.2	338.2
Total	$6,332.0	$6,488.7

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

	Three months ended March 31, 2026
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$174.4	$202.4	$191.5	$568.3
North America	51.8	42.3	182.4	276.5
Asia Pacific	57.9	38.3	33.6	129.8
Other	11.3	10.5	17.7	39.5
Eliminations	—	—	—	(2.3)
Total	$295.4	$293.5	$425.2	$1,011.8

	Three months ended March 31, 2025
(in millions)	EFT Processing	epay	Money Transfer	Total
Europe	$149.5	$173.3	$177.3	$500.1
North America	18.8	44.2	190.8	253.8
Asia Pacific	57.4	38.6	32.6	128.6
Other	6.8	11.3	17.0	35.1
Eliminations	—	—	—	(2.1)
Total	$232.5	$267.4	$417.7	$915.5

(14) INCOME TAXES

The Company's effective income tax rate was 43.7% for the three months ended March 31, 2026, compared to 15.6% for the three months ended March 31, 2025.

The Company's effective income tax rate for the three months ended March 31, 2026 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. The Company's effective income tax rate for the three months ended March 31, 2025 was lower than the applicable statutory income tax rate of 21%, mainly as a result of our U.S. deferred tax activity on the repurchase of the 2049 Convertible Notes.

The Organization for Economic Co-operation and Development (“OECD”) Pillar 2 guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax of 15%. Based on current legislation, the Company does not expect a material impact in 2026. The Company is monitoring developments and evaluating the impact these new rules will have on its future income tax provision and effective income tax rate.

(15) COMMITMENTS

As of March 31, 2026, the Company had $127.3 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which $1.7 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of March 31, 2026, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.7 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $65.8 million over the terms of agreements with the Company's customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. The Company's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•   In connection with contracts with financial institutions in the EFT Processing Segment, the Company is responsible for managing the damage to ATMs and theft of ATM network cash. As of March 31, 2026, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $811.1 million. The Company and suppliers maintain insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of March 31, 2026 or December 31, 2025.

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

Since July 2024, the Company has received multiple differing judicial decisions at the same tax court addressing withholding taxes on certain agency relationships within the Money Transfer Segment in Italy. The Company had taken the position that the withholding tax is not applicable after consulting with tax advisors and receiving a tax opinion on September 13, 2010. The Company, along with the tax advisors, continue to agree with the Company’s prior conclusion. The Company completed an assessment as required under US GAAP and concluded that it is reasonably possible that a liability has been incurred, but not “probable”. The principal amount of the agent-based withholding tax could be approximately €19.4 million for all open periods.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $11.0 million was moved to other receivables as of March 31, 2026. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2026 are:

As of March 31, 2026
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2026	$40.6
2027	40.3
2028	27.3
2029	18.0
2030	11.6
Thereafter	18.8
Total lease payments	$156.6
Less: imputed interest	(12.4)
Present value of lease liabilities	$144.2

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating lease expense	Selling, general and administrative and Direct operating costs	$14.1	$12.7
Variable lease expense	Selling, general and administrative and Direct operating costs	42.3	38.1
Total lease expense		$56.4	$50.8

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of March 31, 2026
Weighted- average remaining lease term (years)	4.4
Weighted- average discount rate	3.7%

The following table presents supplemental cash flow and non-cash information related to leases.

(in millions)	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities (a)	$14.3	$12.6
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets
ROU assets obtained in exchange for new operating lease liabilities	$9.7	$23.6

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

•   our ability to successfully integrate acquired businesses and to realize any anticipated synergies;

•   business strategy;

•   government regulatory action;

•   the expected effects of changes in laws or accounting standards;

•   the impact of pandemics on our results of operations and financial positions;

•   technological advances; and

•   projected costs and revenues.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct.

Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may materially differ from those in the forward-looking statements as a result of various factors, including but not limited to, the Company’s ability to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on their operating results and businesses generally; the risk of rating agency actions and the Company’s ability to access short- and long-term debt markets on a timely and affordable basis; conditions in world financial markets and general economic conditions, including impacts from pandemics or other disease outbreaks; inflation; tariffs; military conflicts in Ukraine and the Middle East and the related economic sanctions; our ability to successfully integrate any acquired operations; economic conditions in specific countries and regions; technological developments, including artificial intelligence, affecting the market for our products and services; our ability to successfully introduce new products and services; foreign currency exchange rate fluctuations; the effects of any breach of our computer systems or those of our customers or vendors, including our financial processing networks or those of other third parties; interruptions in any of our systems or those of our vendors or other third parties; our ability to renew existing contracts at profitable rates; changes in fees payable for transactions performed for cards bearing international logos or over switching networks such as card transactions on ATMs; our ability to comply with increasingly stringent regulatory requirements, including anti-money laundering, anti-terrorism, anti-bribery, sanctions, consumer and data protection and privacy and the EU’s General Data Protection Regulation and Second Revised Payment Service Directive requirements; changes in laws and regulations affecting our business, including tax and immigration laws and any laws regulating payments, including dynamic currency conversion transactions, stablecoins and digital currencies; changes in our relationships with, or in fees charged by, our business partners; competition; the outcome of claims and other loss contingencies affecting Euronet; the cost of borrowing (including fluctuations in interest rates), availability of credit and terms of and compliance with debt covenants; and renewal of sources of funding as they expire and the availability of replacement funding. These risks and other risks are described in the Company's filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Copies of these filings may be obtained via the SEC's Edgar website or by contacting the Company. Any forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as required by law, we do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. We operate in the following three segments:

1)  The EFT Processing Segment meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. EFT offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 52,579 installed ATMs and approximately 608,000 POS terminals. EFT operates in 70 countries.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 66 countries. We operate a network that includes approximately 731,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3)  The Money Transfer Segment provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria Money Transfer, Xe and the Dandelion cross-border real-time payments network. Euronet’s Money Transfer segment offers real-time, cross-border payments to consumers and businesses across 200 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria Money Transfer offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms. Money Transfer Segment has digital connections to 4.1 billion bank accounts and 3.7 billion digital wallet accounts.

Our executive offices are located in Leawood, Kansas, USA. With approximately 74% of our revenues denominated in currencies other than the U.S. dollar, any significant changes in foreign currency exchange rates will likely have a significant impact on our results of operations (for a further discussion, see Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025).

SOURCES OF REVENUES AND CASH FLOW

Euronet earns revenues and income primarily from ATM management fees, transaction fees, commissions and foreign currency exchange margin. Each operating segment’s sources of revenues are described below.

EFT Processing Segment — Revenues in the EFT Processing Segment, which represented approximately 29% of total consolidated revenues for the three months ended March 31, 2026 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 29% of total consolidated revenues for the three months ended March 31, 2026 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time has decreased over time, and digital media content now produces approximately 75% of epay Segment revenues. Digital media content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Money Transfer Segment — Revenues in the Money Transfer Segment, which represented approximately 42% of total consolidated revenues for the three months ended March 31, 2026, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and Xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

Revenues and operating income by segment for the three months ended March 31, 2026 and 2025 are summarized in the tables below:

	Revenue for the Three months ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase Percent
EFT Processing	$295.4	$232.5	$62.9	27%
epay	293.5	267.4	26.1	10%
Money Transfer	425.2	417.7	7.5	2%
Total	1,014.1	917.6	96.5	11%
Corporate services, eliminations and other	(2.3)	(2.1)	(0.2)	10%
Total	$1,011.8	$915.5	$96.3	11%

	Operating Income (Expense) for the Three months ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
EFT Processing	$23.4	$23.3	$0.1	0%
epay	32.4	26.8	5.6	21%
Money Transfer	41.9	45.1	(3.2)	(7)%
Total	97.7	95.2	2.5	3%
Corporate services, eliminations and other	(25.7)	(20.0)	(5.7)	29%
Total	$72.0	$75.2	$(3.2)	(4)%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three months ended March 31,
Currency (dollars per foreign currency)	2026	2025	Increase (Decrease) Percent
Australian dollar (AUD)	$0.6988	$0.6271	11%
British pound (GBP)	$1.3457	$1.2588	7%
Canadian dollar (CAD)	$0.7293	$0.6973	5%
euro (EUR)	$1.1734	$1.0516	12%
Hungarian forint (HUF)	$0.0031	$0.0026	19%
Indian rupee (INR)	$0.0108	$0.0115	(6)%
Malaysian ringgit (MYR)	$0.2526	$0.2249	12%
New Zealand dollar (NZD)	$0.5917	$0.5673	4%
Polish zloty (PLN)	$0.2773	$0.2508	11%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH, 31, 2026 AND 2025

EFT PROCESSING SEGMENT

The following table summarizes the results of operations for our EFT Processing Segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$295.4	$232.5	$62.9	27%
Operating expenses:
Direct operating costs	175.2	136.5	38.7	28%
Salaries and benefits	48.4	35.5	12.9	36%
Selling, general and administrative	16.6	12.9	3.7	29%
Depreciation and amortization	31.8	24.3	7.5	31%
Total operating expenses	272.0	209.2	62.8	30%
Operating income	$23.4	$23.3	$0.1	0%
Transactions processed (millions)	3,947	3,464	483	14%
Active ATMs as of March 31,	52,579	51,875	704	1%
Average installed ATMs	49,838	50,682	(844)	(2)%

Revenues

EFT Processing Segment total revenues were $295.4 million for the three months ended March 31, 2026, an increase of $62.9 million or 27% compared to the same period in 2025. Revenue growth was driven by continued growth in acquiring, REN infrastructure sales and contributions from the CoreCard acquisition completed in the fourth quarter of 2025. Fluctuations in foreign currency exchange rates increased revenues by approximately $17.6 million for the three months ended March 31, 2026 compared to the same period in 2025.

Direct operating costs

EFT Processing Segment direct operating costs were $175.2 million for the three months ended March 31, 2026, an increase of $38.7 million or 28% compared to the same period in 2025. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors. The primary drivers of the increase in direct costs were additional expenses required to support increased business volumes from both new (CoreCard) and existing operations. Direct costs were also impacted by overall cost inflation in products and services. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $11.9 million  for the three months ended March 31, 2026 compared to the same period in 2025.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $120.2 million for the three months ended March 31, 2026, an increase of $24.2 million or 25% compared to $96.0 million for the same period in 2025. Gross profit as a percentage of revenues (“gross margin”) decreased to 40.7% for the three months ended March 31, 2026, compared to 41.3% for the same period in 2025. The decline in gross margin was primarily driven by a shift in revenue mix resulting from card activation volumes for the Bilt credit card on the CoreCard processing platform during the first quarter of 2026, which generates higher revenue at relatively lower margins.

Salaries and benefits

Salaries and benefits expenses were $48.4 million for the three months ended March 31, 2026, an increase of $12.9 million or 36% compared to the same period in 2025. The increase is primarily due to the acquisition of CoreCard in the fourth quarter of 2025, an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, salary expense increased to 16.4% for the three months ended March 31, 2026, compared to 15.3% for the same period in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $16.6 million for the three months ended March 31, 2026, an increase of $3.7 million or 29% compared to the same period in 2025. As a percentage of revenues, these expenses increased to 5.6% for the three months ended March 31, 2026 compared to 5.5% for the same period in 2025.

Depreciation and amortization

Depreciation and amortization expenses were $31.8 million for the three months ended March 31, 2026, an increase of $7.5 million or 31% compared to the same period in 2025. As a percentage of revenues, these expenses increased to 10.8% for the three months ended March 31, 2026, compared to 10.5% for the same period in 2025.

Operating income

EFT Processing Segment had operating income of $23.4 million for the three months ended March 31, 2026, an increase of $0.1 million compared to the same period in 2025. Operating income as a percentage of revenues (“operating margin”) decreased to 7.9% for the three months ended March 31, 2026, compared to 10.0% for the same period in 2025. The decrease in operating margin was primarily attributable to lower gross margins resulting from expansion into lower-priced markets and increased salary and benefit expenses to support business growth.

EPAY SEGMENT

The following table presents the results of operations for the three months ended March 31, 2026 and 2025 for our epay Segment:

	Three months ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$293.5	$267.4	$26.1	10%
Operating expenses:
Direct operating costs	221.5	202.1	19.4	10%
Salaries and benefits	28.2	24.1	4.1	17%
Selling, general and administrative	9.9	12.8	(2.9)	(23)%
Depreciation and amortization	1.5	1.6	(0.1)	(6)%
Total operating expenses	261.1	240.6	20.5	9%
Operating income	$32.4	$26.8	$5.6	21%
Transactions processed (millions)	1,081	1,134	(53)	(5)%

Revenues

epay Segment total revenues were $293.5 million for the three months ended March 31, 2026, an increase of $26.1 million or 10% compared to the same period in 2025. Fluctuations in foreign currency exchange rates increased revenues by approximately $19.9 million for the three months ended March 31, 2026 compared to the same period in 2025. Excluding the impact of foreign currency, revenue growth reflects favorable transaction mix and pricing. The decrease in transactions processed primarily relates to high‑volume, low‑revenue transactions in the Asia Pacific region and did not have a significant impact on revenues.

Direct operating costs

epay Segment direct operating costs were $221.5 million for the three months ended March 31, 2026, an increase of $19.4 million or 10% compared to the same period in 2025. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $15.1 million for the three months ended March 31, 2026 compared to the same period in 2025.

Gross profit

Gross profit was $72.0 million for the three months ended March 31, 2026, an increase of $6.7 million or 10% compared to $65.3 million for the same period in 2025. Gross margin increased to 24.5% for the three months ended March 31, 2026, compared to 24.4% for the same period in 2025. The increase in gross profit and gross margin were primarily a result of a shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $28.2 million for the three months ended March 31, 2026, an increase of $4.1 million or 17% compared to the same period in 2025. As a percentage of revenues, these expenses increased to 9.6% for the three months ended March 31, 2026, compared to 9.0% for the same period in 2025. Fluctuations in foreign currency exchange rates increased salaries and benefits by approximately $1.9 million for the three months ended March 31, 2026 compared to the same period in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $9.9 million for the three months ended March 31, 2026, a decrease of $2.9 million or 23% compared to the same period in 2025. As a percentage of revenues, these expenses decreased to 3.4% for the three months ended March 31, 2026, compared to 4.8% for the same period in 2025. The decrease in selling, general and administrative expenses was primarily due to the payment of $4.5 million to resolve a non-recurring, multi-year operating tax matter during the same period in 2025.

Depreciation and amortization

Depreciation and amortization expenses were $1.5 million for the three months ended March 31, 2026, a decrease of $0.1 million or 6% compared to the same period in 2025. Depreciation and amortization expense primarily represent depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses decreased to 0.5% for the three months ended March 31, 2026, compared to 0.6% for the same period in 2025.

Operating income

epay Segment operating income was $32.4 million for the three months ended March 31, 2026, an increase of $5.6 million or 21% compared to the same period in 2025. Operating margin increased to 11.0% for the three months ended March 31, 2026, compared to 10.0% for the same period in 2025. The increase in operating income and margin was primarily driven by improved gross margins resulting from a favorable shift in transaction mix, partially offset by increased salaries.

MONEY TRANSFER SEGMENT

The following table presents the results of operations for the three months ended March 31, 2026 and 2025 for the Money Transfer Segment:

	Three months ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$425.2	$417.7	$7.5	2%
Operating expenses:
Direct operating costs	223.0	224.5	(1.5)	(1)%
Salaries and benefits	92.7	87.9	4.8	5%
Selling, general and administrative	61.2	54.1	7.1	13%
Depreciation and amortization	6.4	6.1	0.3	5%
Total operating expenses	383.3	372.6	10.7	3%
Operating income	$41.9	$45.1	$(3.2)	(7)%
Transactions processed (millions)	43.9	44.6	(0.7)	(2)%

Revenues

Money Transfer Segment total revenues were $425.2 million for the three months ended March 31, 2026, an increase of $7.5 million or 2% compared to the same period in 2025. Direct-to-consumer digital transactions grew by 35%, reflecting strong consumer demand for digital products. Revenues per transaction increased to $9.69 for the three months ended March 31, 2026, compared to $9.37 for the same period in 2025 mainly due to foreign currency fluctuations. Fluctuations in foreign currency exchange rates increased revenues by approximately $22.9 million for the three months ended March 31, 2026 compared to the same period in 2025. The revenue decreased taking into account the impact of foreign currency fluctuations. The revenue decrease was driven by the impact of immigration reform affecting transfers from the United States to Mexico, as well as reduced volume in the Middle East. Offsetting the decline in transfers to Mexico and the Middle East was growth in all other markets together with accelerated growth in consumer-to-consumer digital transactions and the Money Transfer’s Dandelion product.

Direct operating costs

Money Transfer Segment direct operating costs were $223.0 million for the three months ended March 31, 2026, a decrease of $1.5 million or 1% compared to the same period in 2025. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $11.3 million for the three months ended March 31, 2026 compared to the same period in 2025.

Gross profit

Gross profit was $202.2 million for the three months ended March 31, 2026, an increase of $9.0 million or 5% compared to $193.2 million for the same period in 2025. Gross margin increased to 47.6% for the three months ended March 31, 2026, compared to 46.3% for the same period in 2025. The increase in gross profit and gross margin was primarily due to increases in international-originated money transfers and direct-to-consumer digital transactions.

Salaries and benefits

Salaries and benefits expenses were $92.7 million for the three months ended March 31, 2026, an increase of $4.8 million or 5% compared to the same period in 2025. The increase in salaries and benefits was primarily driven by an increase in headcount to support the growth of the business and salary increases due to inflationary pressures. As a percentage of revenues, salary expenses increased to 21.8% for the three months ended March 31, 2026, compared to 21.0% for the same period in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $61.2 million for the three months ended March 31, 2026, an increase of $7.1 million or 13% compared to the same period in 2025. The increase in selling, general and administrative expenses was primarily driven by higher costs across all SG&A line items, with the most significant contributors being increased advertising and promotion spending and higher bad debt expense. As a percentage of revenues, these expenses increased to 14.4% for the three months ended March 31, 2026, compared to 13.0% for the same period in 2025.

Depreciation and amortization

Depreciation and amortization expenses were $6.4 million for the three months ended March 31, 2026, an increase of $0.3 million or 5% compared to the same period in 2025. Depreciation and amortization expenses primarily represents amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses were 1.5% for both the three months ended March 31, 2026 and 2025.

Operating income

Money Transfer Segment operating income was $41.9 million for the three months ended March 31, 2026, a decrease of $3.2 million or 7% compared to the same period in 2025. Operating margin was 9.9% for the three months ended March 31, 2026, compared to 10.8% for the same period in 2025. Operating income per transaction was $0.95 for the three months ended March 31, 2026, compared to $1.01 for the same period in 2025. Operating income benefited from expanded gross margins which were utilized to increase digital marketing expenditure, resulting in reduced operating income year-over-year.

CORPORATE SERVICES

The following table presents the operating expenses for the three months ended March 31, 2026 and 2025 for Corporate Services:

	Three months ended March 31,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Salaries and benefits	$20.6	$16.6	$4.0	24%
Selling, general and administrative	4.9	3.2	1.7	53%
Depreciation and amortization	0.2	0.2	—	—%
Total operating expenses	$25.7	$20.0	$5.7	29%

Corporate operating expenses

Total Corporate operating expenses were $25.7 million for the three months ended March 31, 2026, an increase of $5.7 million or 29% compared to the same period in 2025. This increase was largely driven by an increase in long-term share-based compensation.

OTHER EXPENSE, NET

	Three months ended March 31,
			Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Decrease Percent
Interest income	$4.1	$5.3	$(1.2)	(23)%
Interest expense	(14.1)	(19.4)	5.3	(27)%
Foreign currency exchange gains (losses), net	8.4	(18.1)	26.5	(146)%
Other gains (losses)	(4.1)	2.5	(6.6)	(264)%
Other expense, net	$(5.7)	$(29.7)	$24.0	(81)%

Interest income

Interest income was $4.1 million for the three months ended March 31, 2026, a decrease of $1.2 million or 23% compared to the same period in 2025. This decrease was driven by a decrease in interest rates.

Interest expense

Interest expense was $14.1 million for the three months ended March 31, 2026, a decrease of $5.3 million or 27% compared to the same period in 2025. This decrease for the three months ended March 31, 2026 compared to the same period in 2025 was largely driven by the shift of borrowing from the Credit Facility to the 2030 Convertible Notes during the first quarter of 2026.

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

We recorded net foreign currency exchange gains of $8.4 million for the three months ended March 31, 2026, compared to net foreign currency exchange losses of $18.1 million for the same period in 2025. These realized and unrealized foreign currency exchange results reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

Other gains

The other gains and losses mainly relate to a discrete non-cash investment.

INCOME TAX EXPENSE

The Company's effective income tax rate was 43.7% for the three months ended March 31, 2026, compared to 15.6% for the same period ended March 31, 2025. The Company's effective income tax rate for the three months ended March 31, 2026 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. The Company’s effective income tax rate for the three months ended March 31, 2025 was lower than the applicable statutory income tax rate of 21%, mainly as a result of our U.S. deferred tax activity on the repurchase of the 2049 Convertible Notes.

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

NET INCOME ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $37.5 million for the three months ended March 31, 2026, a decrease of $0.9 million or 2% compared to the same period in 2025. The decrease in net income was primarily attributable to a $21.9 million increase in income tax expenses due to deferred tax activity on the repurchase of the 2049 Convertible Notes in the first quarter of 2025 and the $6.6 million increase in other gains (losses), pertaining to the revaluation of an investment, partially offset by $26.5 million foreign currency exchange gains (losses), which are due to the weakening of the U.S. dollar compared to our other reporting currencies.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of March 31, 2026, we had working capital of $903.3 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $415.5 million as of December 31, 2025. Our ratio of current assets to current liabilities was 1.28 and 1.11 at March 31, 2026 and December 31, 2025, respectively.

We require substantial working capital to finance operations. The Money Transfer Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the Money Transfer Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our EFT Processing Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. ATM cash, which is our own cash in use or designated for use in our ATM network, increased $220.9 million from $650.3 million as of December 31, 2025 to $871.2 million as of March 31, 2026 as a result of the increase in the number of active ATMs as of March 31, 2026 compared to December 31, 2025. The Company has $1,229.5 million of unrestricted cash as of March 31, 2026 compared to $1,040.3 million as of December 31, 2025. Including the $871.2 million of cash in ATMs at March 31, 2026, we have access to $2,614.2 million in available cash, and $1,233.1 million available under the Credit Facility.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended March 31,
Liquidity	2026	2025
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$(122.0)	$1.7
Investing activities	(28.8)	(54.7)
Financing activities	441.3	162.6
Increase (decrease) foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(39.1)	91.8
Increase (decrease) in cash and cash equivalents and restricted cash	$251.4	$201.4

Operating activity cash flow

Cash flows used in operating activities were $122.0 million for the three months ended March 31, 2026 compared to provided by operating activities of $1.7 million for the same period in 2025. The decline was primarily driven by unfavourable changes in working capital due to timing. Net income remained relatively consistent year-over-year.

Investing activity cash flow

Cash flows used in investing activities were $28.8 million for the three months ended March 31, 2026 compared to $54.7 million for the same period in 2025. The decrease in cash outflows was primarily attributable to the issuance of convertible notes receivable in 2025, which did not recur in 2026. Other investing activities, including purchases of property and equipment, remained relatively consistent year-over-year.

Financing activity cash flow

Cash flows provided by financing activities were $441.3 million for the three months ended March 31, 2026 compared to $162.6 million for the same period in 2025. The increase in cash flows was primarily attributable to the repayment of the 2049 Convertible Notes in 2025, which did not recur in 2026.

Effect of exchange rates on cash, cash equivalents and restricted cash

Fluctuations in foreign currency exchange rates impacted cash, cash equivalents, and restricted cash by ($39.1) million and $91.8 million for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, we had $570.7 million of borrowings and $96.2 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $1,233.1 million under the Credit Facility was available for borrowing.

2049 Convertible Notes - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“2049 Convertible Notes”). The 2049 Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019, by and between us and U.S. Bank National Association, as trustee. The 2049 Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require us to repurchase for cash all or part of their 2049 Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, we recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their repurchase option in March 2025 and we repurchased $491.8 million of the 2049 Convertible Notes with a combination of cash on hand and a borrowing under our Credit Facility. As of March 31, 2026, $33.2 million of the 2049 Convertible Notes remain outstanding.

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

Capped Call Transactions - In August 2025, in connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Call Transactions”) with certain of the initial purchasers of the 2030 Convertible Notes or affiliates thereof and other financial institutions (the “Option Counterparties”).  The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially would be issuable upon conversion of the 2030 Convertible Notes. The Capped Call Transactions are net purchased call options in Euronet common stock. The Capped Call Transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2030 Convertible Notes and will not change the holders’ rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Company has concluded that the 2030 Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the 2030 Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid in capital.

Senior Notes - On May 22, 2019, we completed the sale of €600 million ($669.9 million) aggregate principal amount of Senior Notes that expire May 2026 (the “Senior Notes”). The Senior Notes accrue interest at a rate of 1.375% per year, payable annually in arrears on May 22 of each year, until maturity or earlier redemption. As of March 31, 2026, we have outstanding €600 million ($693.1 million) principal amount of the Senior Notes. In addition, we may redeem some or all of these notes after February 22, 2026 at their principal amount plus any accrued and unpaid interest. Depending on market conditions, the Company may repay the Senior Notes at or prior to their maturity date using cash on hand, borrowing under its Credit Facility, the issuance of additional senior notes or a combination thereof.

Uncommitted Credit Agreements - On June 20, 2025, the Company entered into an Uncommitted Loan Agreement for the sole purpose of providing vault cash for ATMs, that expires no later than June 19, 2026.  This Uncommitted Line of Credit had a credit limit of $400 million on September 30, 2025 and $250 million thereafter. The loan had an outstanding balance of $250 million at March 31, 2026. The loan is a Prime Rate Loan, a Daily Term SOFR Rate Loan plus 1.00% or shall bear interest at the rate agreed to by the Bank and the Company at the time such loan is made. The weighted-average interest rate from loan inception date to March 31, 2026, was 5.41%.

Other debt obligations — Certain of the Company’s subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a facility of MYR 100 million and an overdraft facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of March 31, 2026, $24.7 million was borrowed under this facility. There were no borrowings on the overdraft facility. Including the Malaysian facility, there was a total of $32.8 million outstanding under our subsidiaries credit lines and overdraft facilities as of March 31, 2026.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the three months ended March 31, 2026 were $28.5 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and Money Transfer Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2026 are currently estimated to range from approximately $135 million to $145 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financings will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of March 31, 2026, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of March 31, 2026. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of March 31, 2026, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of March 31, 2026, our total debt outstanding, excluding unamortized debt issuance costs, was $2,579.8 million.

Of this amount, $1 billion, net of debt discounts, or 39% of our total debt obligations, relates to our 2030 Convertible Notes that have a fixed coupon rate. Our $1,000 million outstanding principal amount of 2030 Convertible Notes accrue cash interest at a rate of 0.625% of the principal amount per annum. Based on quoted market prices, as of March 31, 2026, the fair value of our fixed rate 2030 Convertible Notes was $901.4 million, compared to a carrying value of $1 billion.

Also, $33.2 million, net of debt discounts, or 1% of our total debt obligations, relates to our contingent 2049 Convertible Notes that have a fixed coupon rate. Our $33.2 million outstanding principal amount of 2049 Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of March 31, 2026, the fair value of our fixed rate 2049 Convertible Notes was $30.3 million, compared to a carrying value of $33.2 million.

Further, as of March 31, 2026 we had $570.7 million of borrowings under our Credit Facility, or 22% of our total debt obligations. If we were to maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $5.7 million. The carrying values of the Credit Facility approximates fair value because interest as of March 31, 2026, was based on SOFR that resets at various intervals of less than one year.

Additionally, $693.1 million, or 27% of our total debt obligations, relates to Senior Notes having a fixed coupon rate. Our $693.1 million outstanding principal amount of Senior Notes accrue cash interest at a rate of 1.375% of the principal amount per annum. Based on quoted market prices, as of March 31, 2026, the fair value of our fixed rate Senior Notes was $691.4 million, compared to a carrying value of $693.1 million.

An additional $250.0 million, or 10% of our total debt, is related to one short-term uncommitted credit agreement. The credit agreement is due within one year and accrues interest at variable rates.

The remaining $32.8 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the three months ended March 31, 2026, approximately 74% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of March 31, 2026, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $125 million to $135 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of March 31, 2026, we had foreign currency derivative contracts outstanding with a notional value of $549.3 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our Xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of March 31, 2026, we held foreign currency derivative contracts outstanding with a notional value of $0.9 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other assets and liability positions. As of March 31, 2026, the Company had foreign currency forward contracts outstanding with a notional value of $408.1 million, primarily in euros.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since July 2024, the Company has received multiple differing judicial decisions at the same tax court addressing withholding taxes on certain agency relationships within the Money Transfer Segment in Italy.  The Company had taken the position that the withholding tax is not applicable after consulting with tax advisors and receiving a tax opinion on September 13, 2010.  The Company, along with the tax advisors, continue to agree with the Company’s prior conclusion. The Company completed an assessment as required under US GAAP and concluded that it is reasonably possible that a liability has been incurred, but not “probable”.  The principal amount of the agent-based withholding tax could be approximately €19.4 million for all open periods.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $11.0 million was moved to other receivables as of March 31, 2026. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
January 1 - January 31, 2026	—	—	—	$268.4
February 1 - February 28, 2026	740,768	$70.53	740,768	$216.2
March 1 - March 31, 2026	656,322	$72.76	656,322	$168.4
Total	1,397,090	$71.58	1,397,090

(1)    On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. As of March 31, 2026, approximately $168.4 million in value of additional shares were available to be repurchased under this repurchase program. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Section 302 — Certification of Chief Executive Officer
31.2*	Section 302 — Certification of Chief Financial Officer
32.1**	Section 906 — Certification of Chief Executive Officer
32.2**	Section 906 — Certification of Chief Financial Officer
101*

The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2026 (unaudited) and December 31, 2025, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2026 and 2025 (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2026 and 2025, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

May 7, 2026

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer