Form 10-Q
period 2026-09-30
EURONET WORLDWIDE, INC.
filed 2026-11-04
CIK 1029199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 4, 2026, Euronet Worldwide, Inc. had 36,737,747 shares of common stock outstanding.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

 PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$955.4	$1,040.3
ATM cash	912.7	650.3
Restricted cash	19.8	23.2
Settlement assets	1,385.1	1,910.4
Trade accounts receivable, net of credit losses of $9.0 and $8.2	321.5	334.5
Prepaid expenses and other current assets	367.9	311.5
Total current assets	3,962.4	4,270.2
Operating right of use lease assets	139.6	153.9
Property and equipment, net of accumulated depreciation of $727.0 and $702.7	365.3	375.3
Goodwill	1,018.3	1,042.3
Acquired intangible assets, net of accumulated amortization of $290.4 and $266.4	233.8	261.2
Other assets, net of accumulated amortization of $105.8 and $96.9	245.3	297.8
Convertible notes receivable	89.4	88.0
Total assets	$6,054.1	$6,488.7
LIABILITIES AND EQUITY
Current liabilities:
Settlement obligations	$1,385.1	$1,910.4
Trade accounts payable	265.3	268.7
Accrued expenses and other current liabilities	483.7	494.9
Current portion of operating lease obligations	51.6	54.9
Short-term debt obligations and current maturities of long-term debt obligations	470.5	983.2
Income taxes payable	79.6	82.6
Deferred revenue	57.0	60.0
Total current liabilities	2,792.8	3,854.7
Debt obligations, net of current portion	1,706.2	1,037.6
Operating lease obligations, net of current portion	90.5	100.6
Deferred income taxes	75.8	78.3
Other long-term liabilities	88.5	95.0
Total liabilities	4,753.8	5,166.2
Equity:
Euronet Worldwide, Inc. stockholders’ equity:
Preferred Stock, $0.02 par value. 10,000,000 shares authorized; none issued	—	—
Common Stock, $0.02 par value. 90,000,000 shares authorized; shares issued 67,836,577 and 67,635,309	1.4	1.4
Additional paid-in-capital	1,597.2	1,549.8
Treasury stock, at cost, shares issued 31,114,703 and 28,305,376	(2,628.1)	(2,425.4)
Retained earnings	2,471.7	2,243.4
Accumulated other comprehensive loss	(158.2)	(61.7)
Total Euronet Worldwide, Inc. stockholders’ equity	1,284.0	1,307.5
Noncontrolling interests	16.3	15.0
Total equity	1,300.3	1,322.5
Total liabilities and equity	$6,054.1	$6,488.7

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,161.1	$1,145.7	$3,281.3	$3,135.5
Operating expenses:
Direct operating costs, exclusive of depreciation	657.0	643.9	1,914.0	1,825.5
Salaries and benefits	194.0	187.4	577.2	525.0
Selling, general and administrative	99.0	84.6	290.0	255.4
Depreciation and amortization	39.5	34.8	119.4	100.8
Total operating expenses	989.5	950.7	2,900.6	2,706.7
Operating income	171.6	195.0	380.7	428.8
Other income (expense):
Interest income	5.0	6.2	13.9	17.7
Interest expense	(21.7)	(22.5)	(56.4)	(70.1)
Foreign currency exchange gain (loss), net	3.3	0.1	11.5	(23.7)
Other gains (losses), net	1.3	1.4	0.4	4.3
Other income (expense), net	(12.1)	(14.8)	(30.6)	(71.8)
Income before income taxes	159.5	180.2	350.1	357.0
Income tax expense	(45.7)	(55.1)	(121.4)	(95.8)
Net income	113.8	125.1	228.7	261.2
Net income attributable to noncontrolling interests	(0.2)	(3.1)	(0.2)	(3.2)
Net income attributable to Euronet Worldwide, Inc.	$113.6	$122.0	$228.5	$258.0

Earnings per share attributable to Euronet Worldwide, Inc. stockholders:
Basic	$3.05	$3.02	$6.01	$6.13
Diluted	$2.53	$2.75	$5.05	$5.84

Weighted average shares outstanding:
Basic	37,289,653	40,331,347	38,027,010	42,109,970
Diluted	45,761,882	44,809,457	46,309,560	44,574,528

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$113.8	$125.1	$228.7	$261.2
Translation adjustment	(25.7)	(20.7)	(95.6)	249.3
Comprehensive income	88.1	104.4	133.1	510.5
Comprehensive income (loss) attributable to noncontrolling interests	(0.7)	0.5	(1.1)	(0.4)
Comprehensive income attributable to Euronet Worldwide, Inc.	$87.4	$104.9	$132.0	$510.1

See accompanying notes to the unaudited consolidated financial statements.

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions, except share data)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2024	43,727,615	$1.3	$1,370.1	$(1,755.2)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	108,333	—	0.8	(2.3)
Share-based compensation	—	—	11.2	—
Repurchase of shares	(591,258)	—	—	(59.6)
Balance as of March 31, 2025	43,244,690	1.3	1,382.1	(1,817.1)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Stock issued under employee stock plans	38,433	—	1.5	0.1
Share-based compensation	—	—	14.0	—
Acquisition	—	—	—	—
Repurchase of shares	(2,287,052)	—	—	(249.6)
Balance as of June 30, 2025	40,996,071	1.3	1,397.6	(2,066.6)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	39,000	—	2.0	0.4
Share-based compensation	—	—	14.8	—
Repurchase of shares	(1,343,714)	—	—	(132.6)
Capped call, including deferred tax	—	—	(73.8)	—
Balance as of September 30, 2025	39,691,357	$1.3	$1,340.6	$(2,198.8)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock
Balance as of December 31, 2025	39,329,933	$1.4	$1,549.8	$(2,425.4)
Net income (loss)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	142,351	—	(0.8)	(0.5)
Share-based compensation	—	—	14.8	—
Repurchase of shares	(1,397,090)	—	—	(101.0)
Balance as of March 31, 2026	38,075,194	1.4	1,563.8	(2,526.9)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Stock issued under employee stock plans	30,289	—	0.3	(0.2)
Share-based compensation	—	—	15.7	—
Repurchase of shares	(706,299)	—	—	(50.5)
Balance as of June 30, 2026	37,399,184	1.4	1,579.8	(2,577.6)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Stock issued under employee stock plans	14,431	—	0.7	—
Share-based compensation	—	—	16.7	—
Repurchase of shares, including excise tax	(691,741)	—	—	(50.5)
Balance as of September 30, 2026	36,721,874	$1.4	$1,597.2	$(2,628.1)

 EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in millions, except share data)

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2024	$1,934.0	$(321.5)	$0.5	$1,229.2
Net income (loss)	38.4	—	—	38.4
Other comprehensive income (loss)	—	85.0	(1.0)	84.0
Stock issued under employee stock plans	—	—	—	(1.5)
Share-based compensation	—	—	—	11.2
Repurchase of shares	—	—	—	(59.6)
Balance as of March 31, 2025	1,972.4	(236.5)	(0.5)	1,301.7
Net income (loss)	97.6	—	0.1	97.7
Other comprehensive loss	—	185.9	0.1	186.0
Stock issued under employee stock plans	—	—	—	1.6
Share-based compensation	—	—	—	14.0
Acquisition	—	—	12.0	12.0
Repurchase of shares	—	—	—	(249.6)
Balance as of June 30, 2025	2,070.0	(50.6)	11.7	1,363.4
Net income	122.0	—	3.1	125.1
Other comprehensive income	(0.1)	(21.1)	0.5	(20.7)
Stock issued under employee stock plans	—	—	—	2.4
Share-based compensation	—	—	—	14.8
Repurchase of shares	—	—	—	(132.6)
Capped call, including deferred tax	—	—	—	(73.8)
Balance as of September 30, 2025	$2,191.9	$(71.7)	$15.3	$1,278.6

	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2025	$2,243.4	$(61.7)	$15.0	$1,322.5
Net income (loss)	37.5	—	(0.2)	37.3
Other comprehensive income (loss)	—	(46.1)	0.7	(45.4)
Stock issued under employee stock plans	—	—	—	(1.3)
Share-based compensation	—	—	—	14.8
Repurchase of shares	—	—	—	(101.0)
Balance as of March 31, 2026	2,280.9	(107.8)	15.5	1,226.9
Net income	77.4	—	0.2	77.6
Other comprehensive income (loss)	0.1	(24.3)	(0.3)	(24.5)
Stock issued under employee stock plans	—	—	—	0.1
Share-based compensation	—	—	—	15.7
Repurchase of shares	—	—	—	(50.5)
Balance as of June 30, 2026	2,358.4	(132.1)	15.4	1,245.3
Net income	113.6	—	0.2	113.8
Other comprehensive loss	(0.3)	(26.1)	0.7	(25.7)
Stock issued under employee stock plans	—	—	—	0.7
Share-based compensation	—	—	—	16.7
Repurchase of shares, including excise tax	—	—	—	(50.5)
Balance as of September 30, 2026	$2,471.7	$(158.2)	$16.3	$1,300.3

See accompanying notes to the unaudited consolidated financial statements.

EURONET WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Net income	$228.7	$261.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	119.4	100.8
Share-based compensation	47.2	39.8
Unrealized foreign exchange gains (loss), net	(11.5)	23.7
Deferred income taxes	14.1	(23.9)
Loss on the dissolution of majority owned subsidiary	—	(2.9)
Amortization of debt issuance costs	4.7	2.8
Changes in working capital, net of amounts acquired:
Income taxes payable, net	—	17.2
Trade accounts receivable, including amounts in settlement assets	275.4	144.8
Prepaid expenses and other current assets, including amounts in settlement assets	56.9	(32.0)
Trade accounts payable, including amounts in settlement obligations	(361.4)	(163.8)
Deferred revenue	(1.7)	(4.9)
Accrued expenses and other current liabilities, including amounts in settlement obligations	(114.3)	29.7
Changes in noncurrent assets and liabilities	(5.4)	(10.6)
Net cash provided by operating activities	252.1	381.9
Cash flows from investing activities:
Acquisitions, net of cash acquired	(9.7)	(9.3)
Issuance of convertible notes receivable	—	(25.0)
Purchases of property and equipment	(91.3)	(93.9)
Proceeds of property and equipment	2.5	1.4
Purchases of other long-term assets	(7.8)	(10.0)
Other, net	8.0	(0.2)
Net cash used in investing activities	(98.3)	(137.0)
Cash flows from financing activities:
Proceeds from issuance of shares	(1.5)	6.0
Repurchase of shares	(200.0)	(441.9)
Borrowings from credit agreements	7,007.5	6,948.6
Repayments of credit agreements	(6,322.7)	(7,413.0)
Proceeds from convertible notes	—	1,000.0
Debt issuance costs	—	(23.5)
Repayment of long-term debt	(700.4)	(491.8)
Capped call	—	(99.8)
Repayments of capital lease obligations	(0.8)	(1.1)
Net (repayments) borrowings from short-term debt obligations	192.2	236.4
Proceeds received from minority interest stockholders	0.3	0.9
Other, net	(0.2)	0.3
Net cash used in financing activities	(25.6)	(278.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(89.7)	236.3
Increase in cash and cash equivalents and restricted cash	38.5	202.3
Cash and cash equivalents and restricted cash at beginning of period	2,362.8	2,488.2
Cash and cash equivalents and restricted cash at end of period	$2,401.3	$2,690.5
Supplemental disclosure of cash flow information:
Interest paid during the period	$53.0	$53.7
Income taxes paid during the period	$107.4	$104.3

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

Goodwill

Preliminary goodwill of $88.4 million represents anticipated synergies, the value of the assembled workforce and the strategic benefits expected from integrating CoreCard’s issuing and processing technology with the Company’s payment platforms. The merger was intended to qualify as a tax-free reorganization under applicable provisions of the Internal Revenue Code. Accordingly, the goodwill recognized in the acquisition is not expected to be deductible for income tax purposes.

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

From January 1, 2026 to September 30, 2026, CoreCard contributed revenue of $74.4 million, gross margin of $44.9 million and operating income of $20.3  million to consolidated results (excludes purchase accounting amortization).

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

	As of
(in millions)	September 30, 2026	December 31, 2025
Settlement assets:
Settlement cash and cash equivalents	$369.1	$503.1
Settlement restricted cash	144.3	145.9
Accounts receivable, net of credit losses of $42.1 and $39.0	669.5	971.6
Prepaid expenses and other current assets	202.2	289.8
Total settlement assets	$1,385.1	$1,910.4
Settlement obligations:
Trade account payables	$515.1	$901.0
Accrued expenses and other current liabilities	870.0	1,009.4
Total settlement obligations	$1,385.1	$1,910.4

The table below reconciles cash and cash equivalents, restricted cash, ATM cash, settlement cash and cash equivalents, and settlement restricted cash as presented within "Cash and cash equivalents and restricted cash" in the Consolidated Statement of Cash Flows.

	As of
(in millions)	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$955.4	$1,040.3	$1,172.5	$1,278.8
Restricted cash	19.8	23.2	44.2	9.2
ATM cash	912.7	650.3	848.4	643.8
Settlement cash and cash equivalents	369.1	503.1	480.8	367.2
Settlement restricted cash	144.3	145.9	144.6	189.2
Cash and cash equivalents and restricted cash at end of period	$2,401.3	$2,362.8	$2,690.5	$2,488.2

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

The following table provides the computation of diluted earnings and diluted weighted average number of common shares outstanding:

(earnings in millions, shares in actual amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of diluted earnings:
Net income attributable to Euronet Worldwide, Inc.	$113.6	$122.0	$228.5	$258.0
Add: Interest expense from assumed conversion of convertible notes, net of tax	2.0	1.0	5.4	2.1
Net income for diluted earnings per share calculation	$115.6	$123.0	$233.9	$260.1

Computation of diluted weighted average shares outstanding:
Basic weighted average shares outstanding	37,289,653	40,331,347	38,027,010	42,109,970
Incremental shares from assumed exercise of stock options and vesting of restricted stock units	424,306	366,087	234,627	350,510
Incremental shares from assumed conversion of convertible debt	8,047,923	4,112,023	8,047,923	2,114,048
Diluted weighted average shares outstanding	45,761,882	44,809,457	46,309,560	44,574,528

The table includes all stock options and restricted stock units that are dilutive to the Company's weighted average common shares outstanding during the period. The calculation of diluted earnings per share excludes stock options or shares of restricted stock units that are anti-dilutive to the Company's weighted average common shares outstanding of approximately 5.5 million and 5.7 million for the three and nine months ended September 30, 2026 and 5.2 million and 3.9 million for the three and nine months ended September 30, 2025, respectively.

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

During March 2025, almost all of the holders of the 2049 Convertible Notes exercised their right to require the Company to repurchase their 2049 Notes, and the Company repurchased $491.8 million of the 2049 Convertible Notes leaving $33.2 million of the 2049 Convertible Notes remain outstanding as of September 30, 2026.

The issuance of the 2030 Convertible Notes increased the weighted average incremental shares from assumed conversion from 4.1 million and 2.1 million in the three and nine months ended September 30, 2025, respectively, to 8.0 million in both the three and nine months ended September 30, 2026.

See Note 10, Debt Obligations, to the consolidated financial statements for more information about the Convertible Notes and the Capped Call Options.

Share repurchases

On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. As of September 30, 2026, approximately $68.4 million in value of additional shares were available to be repurchased under this repurchase program.

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

Accumulated Other Comprehensive Income (loss)

The Company recorded foreign currency translation losses of $25.7 million and $(95.6) million for the three and nine months ended September 30, 2026 and a foreign currency translation loss of $20.7 million and a foreign currency translation gain of $249.3 million for the three and nine months ended September 30, 2025, respectively. There were no reclassifications of foreign currency translation adjustments into the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

(6) GOODWILL AND ACQUIRED INTANGIBLE ASSETS, NET

A summary of acquired intangible assets and goodwill activity for the nine months ended September 30, 2026 is presented below:

	Acquired		Total
	Intangible		Intangible
(in millions)	Assets	Goodwill	Assets
Balance as of December 31, 2025	$261.2	$1,042.3	$1,303.5
Increases (decreases):
Acquisition	6.4	(0.4)	6.0
Impairment	—	—	—
Amortization	(28.9)	—	(28.9)
Foreign currency exchange rate changes	(4.9)	(23.6)	(28.5)
Balance as of September 30, 2026	$233.8	$1,018.3	$1,252.1

Of the total goodwill balance of $1,018.3 million as of September 30, 2026, $409.0 million relates to the Cross-Border Payments Segment, $481.4 million relates to the Payments Infrastructure Segment and the remaining $127.9 million relates to the epay Segment. Estimated amortization expense on acquired intangible assets with finite lives as of September 30, 2026, is expected to total $9.6 million for the remainder of 2026, $35.8 million for 2027, $23.8 million for 2028, $19.7 million for 2029, $19.6 million for 2030 and $18.7 million for 2031.

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

The Company has a security interest in all of the assets of Koin Mobile, LLC, Marker Trax, LLC, and Marker Trax Digital, LLC. The aggregate outstanding principal and accrued interest under the 2028 Notes and the 2030 Note were $85.0 million and $4.4 million at September 30, 2026. The aggregate outstanding principal and accrued interest under the 2028 Notes and the 2030 Note were $85.0 million and $3.0 million at December 31, 2025.

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

The convertible notes are accounted for as loans receivable at amortized cost in accordance with Accounting Standards Codification ("ASC") Topic 310, Receivables. The Company evaluates the collectability of the convertible notes and records an allowance for expected credit losses, when necessary, in accordance with ASC Topic 326, Financial Instruments—Credit Losses, including the guidance in ASC Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. Based on its evaluation as of September 30, 2026, the Company concluded that no allowance for expected credit losses was necessary.

On October 7, 2026, the Company loaned an additional $8.0 million to Koin Mobile, LLC under a convertible promissory note bearing paid-in-kind interest at 2% per annum and maturing October 6, 2031. Following conversion of the 2028 Note issued by Koin Mobile, LLC, the note is convertible at the Company’s option into Class A common units that would result in the Company holding 51% of the fully diluted voting power of Koin Mobile, LLC. However, currently the Company does not any voting rights or any other significant influence. The note is secured by the assets of Koin Mobile, LLC.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of
(in millions)	September 30, 2026	December 31, 2025
Accrued expenses	$345.0	$349.6
Other tax payables	23.7	33.0
Derivative liabilities	28.1	23.5
Accrued payroll expenses	86.3	87.8
Current portion of capital lease obligations	0.6	1.0
Total	$483.7	$494.9

(9) DEFERRED REVENUES

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance. The decrease in the deferred revenue balance for the nine months ended September 30, 2026 was primarily driven by $33.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2025 and $30.1 million of cash payments received in the current year for which the Company has not yet satisfied the performance obligations.

(10) DEBT OBLIGATIONS

Debt obligations consist of the following:

	As of
(in millions)	September 30, 2026	December 31, 2025
Credit Facility:
Revolving credit agreement	$689.1	$24.6
Notes:
0.625% convertible notes, unsecured, due 2030	1,000.0	1,000.0
0.75% convertible notes, unsecured, due 2049	33.2	33.2

1.375% Senior Notes, due 2026	—	704.6

Uncommitted credit agreements	445.7	250.0

Other obligations	30.6	34.9

Total debt obligations	2,198.6	2,047.3
Unamortized debt issuance costs	(21.9)	(26.5)
Carrying value of debt	2,176.7	2,020.8
Short-term debt obligations and current maturities of long-term debt obligations	(470.5)	(983.2)
Long-term debt obligations	$1,706.2	$1,037.6

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

The agreement contains customary affirmative and negative covenants, events of default and financial covenants, including (all as defined in the Credit Facility): (i) a Consolidated Total Leverage Ratio, depending on certain circumstances defined in the Credit Facility, not to exceed a range between 3.5 to 1.0 and 4.5 to 1.0; and (ii) a Consolidated Interest Coverage Ratio of not less than 3.0 to 1.0. Subject to meeting certain customary covenants (as defined in the Credit Facility), the Company is permitted to repurchase common stock and debt. The Company was in compliance with all debt covenants as of September 30, 2026.

2049 Convertible Notes

On March 18, 2019, the Company completed the sale of $525.0 million of Convertible Senior Notes ("2049 Convertible Notes"). The 2049 Convertible Notes mature in March 2049 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require the Company to purchase their notes on each of March 15, 2025, March 15, 2029, March 15, 2034, March 15, 2039 and March 15, 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, the Company recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their right to require the Company to repurchase their notes in March 2025, and we repurchased the tendered 2049 Convertible Notes at that time with a combination of cash on hand and a borrowing under our Credit Facility. As of September 30, 2026, $33.2 million of the 2049 Convertible Notes remain outstanding.

.

2030 Convertible Notes

On August 15, 2025, the Company completed the sale of $1,000.0 million of Convertible Senior Notes maturing in October 2030 ("2030 Convertible Notes"). The 2030 Convertible Notes mature in October 2030 unless redeemed or converted prior to such date and are convertible into shares of Euronet common stock at a conversion price of approximately $127.04 per share if certain conditions are met (relating to the closing price of Euronet common stock exceeding certain thresholds for specified periods).  The 2030 Convertible Notes bear interest at a rate of 0.625% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. In connection with the issuance of the 2030 Convertible Notes, we recorded $23.5 million in debt issuance costs, which will be amortized through October 1, 2030. The 2030 Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 1, 2030 if certain conditions are met.

Capped Call Transactions

In August 2025, in connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Call Transactions”) with certain of the initial purchasers of the 2030 Convertible Notes or affiliates thereof and other financial institutions (the “Option Counterparties”).  The capped call transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially would be issuable upon conversion of the 2030 Convertible Notes. The 2025 Capped Call Transactions are net purchased call options in Euronet common stock. The 2025 Capped Call Transactions are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2030 Convertible Notes and will not change the holders’ rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the capped Call Transactions. The Company has concluded that the 2025 Capped Call Transactions meet the scope exceptions for derivative instruments, and as such, the 2025 Capped Call Transactions meet the criteria for classification in equity and are included as a reduction to additional paid in capital.

1.375% Senior Notes due 2026

On May 22, 2019, the Company completed the sale of €600.0 million ($669.9 million) aggregate principal amount of Senior Notes that were due in May 2026 (the “Senior Notes”). The Senior Notes accrued interest at a rate of 1.375% per year, payable annually in arrears. During the second quarter of 2026, the Company repaid the €600.0 million principal amount outstanding under the Senior Notes upon maturity. As of September 30, 2026, no amounts were outstanding under the Senior Notes.

Uncommitted Credit Agreements

On June 15, 2026, the Company entered into an uncommitted demand credit agreement with U.S. Bank National Association providing for a discretionary, non-revolving credit facility of up to $100 million. The facility may be used solely to provide vault cash for automated teller machines owned by the Company and its wholly owned subsidiaries. Advances under the facility are made solely at the lender's discretion, are payable on demand, and mature no later than November 15, 2026, unless extended by the lender. Outstanding borrowings bear interest at Daily Simple SOFR plus 1.10%. As of September 30, 2026, the Company had $100.0 million outstanding under the facility. The weighted-average interest rate from loan inception date to September 30, 2026, was 4.74%.

On June 24, 2026, the Company entered into an uncommitted non-revolving credit facility with Wells Fargo Bank, National Association providing for borrowings of up to $300 million. The facility may be used solely to provide vault cash for automated teller machines owned by the Company and its wholly owned subsidiaries. The agreement expires on November 30, 2026, unless terminated earlier by the lender. As of September 30, 2026, the Company had $150.0 million outstanding under the facility. Outstanding borrowings bear interest at Daily Simple SOFR plus 1.25%. The weighted-average interest rate from loan inception date to September 30, 2026, was 4.90%.

On June 24, 2026, the Company entered into an Uncommitted Loan Agreement with Bank of America, N.A. providing for an uncommitted revolving credit facility with a maximum facility of $400 million. The facility may be used solely to provide vault cash for automated teller machines owned by the Company and its wholly owned subsidiaries. Any advances under the facility are made solely at the discretion of Bank of America, which has no contractual obligation to fund borrowings and may reduce the facility limit, demand repayment of outstanding loans, or terminate the facility at any time. The agreement expires on June 23, 2027, unless terminated earlier by the lender. Loans may be denominated in U.S. dollars or euros and bear interest at rates based on Prime, Term SOFR, EURIBOR, or other rates agreed between the parties at the time of borrowing. As of September 30, 2026, the Company had $195.7 million outstanding under the facility. The weighted-average interest rate from loan inception date to September 30, 2026, was 4.68%.

Other obligations

Certain of the Company’s subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a line of credit facility of MYR 100 million and an overdraft credit facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of one month or such other period of up to 12 months. As of September 30, 2026 $24.5 million was borrowed under this line of credit facility. There were no borrowings on the overdraft facility. Including the Malaysian facility, there was a total of $30.6 million outstanding under our subsidiaries credit lines and overdraft facilities as of September 30, 2026.

Debt Issuance Costs

As of September 30, 2026, the Company had unamortized debt issuance costs of $18.4 million for the 2030 Convertible Notes and $3.5 million for the Credit Facility that will be amortized through October 2030 and November 2029, respectively.

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

Foreign currency exchange contracts - Ria Operations and Corporate

In the United States, the Company uses short-duration foreign currency forward contracts, generally with maturities up to 14 days, to offset the fluctuation in foreign currency exchange rates on the collection of money transfer funds between initiation of a transaction and its settlement. Due to the short duration of these contracts and the Company’s credit profile, the Company is generally not required to post collateral with respect to these foreign currency forward contracts. Most derivative contracts executed with counterparties in the U.S. are governed by an International Swaps and Derivatives Association agreement that includes standard netting arrangements; therefore, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity. The Company had foreign currency forward contracts outstanding in the U.S. with a notional value of $398.5 million and $532.2 million as of September 30, 2026 and December 31, 2025, respectively. The foreign currency forward contracts consist primarily in Australian dollars, Canadian dollars, British pounds sterling, euros and Mexican pesos.

In addition, the Company uses forward contracts, typically with maturities from a few days to less than one year, to offset foreign exchange rate fluctuations on certain short-term borrowings that are payable in currencies other than the U.S. dollar. The Company had foreign currency forward contracts outstanding with a notional value of $592.6 million and $852.7 million as of September 30, 2026 and December 31, 2025, respectively, primarily in euro.

Foreign currency exchange contracts - Xe Operations

Xe writes derivative instruments, primarily foreign currency forward contracts and cross-currency swaps, mostly with counterparties comprised of individuals and small-to-medium size businesses and derives a currency margin from this activity as part of its operations. Xe aggregates its foreign currency exposures arising from customer contracts and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. Foreign exchange revenues from Xe's total portfolio of positions were $21.0 million and $64.4 million for the three and nine months ended September 30, 2026 and $22.8 million and $69.3 million for the three and nine months ended September 30, 2025. All of the derivative contracts used in the Company's Xe operations are economic hedges and are not designated as hedges under ASC 815. The duration of these derivative contracts is generally less than one year.

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

The aggregate equivalent U.S. dollar notional amount of foreign currency derivative customer contracts held by the Company in its Xe operations as of September 30, 2026 and December 31, 2025 was $0.9 billion and $0.7 billion, respectively. The significant majority of customer contracts are written in major currencies such as the euro, U.S. dollar, British pounds sterling, Australian dollar and New Zealand dollar.

Balance Sheet Presentation

The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$28.5	$26.6	Other current liabilities	$(28.1)	$(23.5)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2026 and December 31, 2025 (in millions):

Offsetting of Derivative Assets

As of September 30, 2026	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$28.5	$—	$28.5	$(8.8)	$19.7

As of December 31, 2025
Derivatives subject to a master netting arrangement or similar agreement	$26.6	$—	$26.6	$(12.7)	$13.9

Offsetting of Derivative Liabilities

As of September 30, 2026	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Derivatives not offset in the Consolidated Balance Sheet	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$(28.1)	$—	$(28.1)	$16.7	$(11.4)

As of December 31, 2025
Derivatives subject to a master netting arrangement or similar agreement	$(23.5)	$—	$(23.5)	$15.7	$(7.8)

See Note 12, Fair Value Measurements, for the determination of the fair values of derivatives.

Income Statement Presentation

The following table summarizes the location and amount of gains (losses) on derivatives in the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025:

		Amount of Gain Recognized in Income on Derivative Contracts (a)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location of Gain (Loss) Recognized in Income on Derivative Contracts	2026	2025	2026	2025
Foreign currency exchange contracts - Ria Operations	Foreign currency exchange gain (loss), net	$(0.5)	$0.1	$(1.1)	$1.6

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

The following table details financial assets and liabilities measured and recorded at fair value on a recurring basis:

		September 30, 2026
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$28.5	$—	$28.5
Marketable securities	Other current assets	31.3	—	—	31.3
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(28.1)	$—	$(28.1)

		December 31, 2025
(in millions)	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	Other current assets	$—	$26.6	$—	$26.6
Marketable securities	Other assets	30.5	—	—	30.5
Liabilities
Foreign currency exchange contracts	Other current liabilities	$—	$(23.5)	$—	$(23.5)

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

The Company estimates the fair value of the convertible notes receivable using significant unobservable inputs, including assumptions regarding the borrowers' financial condition, expected future cash flows, discount rates and the value of the contractual conversion features. Accordingly, the estimated fair value of the convertible notes receivable is classified as a Level 3 measurement within the fair value hierarchy. As of September 30, 2026, the carrying amount approximates the fair value of the convertible notes receivable were both $89.4 million.

The Company estimates the fair value of the 2049 Convertible Notes and 2030 Convertible Notes using quoted prices in inactive markets for identical liabilities (Level 2). As of September 30, 2026, the fair values of the 2049 Convertible Notes and 2030 Convertible Notes were $30.3 million and $896.9 million, with carrying values of $33.2 million and $1,000.0 million respectively.

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

The following tables present the Company's reportable segment results for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(in millions)	Payments Infrastructure	epay	Cross-Border Payments	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$437.9	$294.7	$431.0	$(2.5)	$1,161.1
Operating expenses:
Direct operating costs, exclusive of depreciation	210.0	222.3	227.2	(2.5)	657.0
Salaries and benefits	51.0	29.0	92.0	22.0	194.0
Selling, general and administrative	17.3	10.0	68.2	3.5	99.0
Depreciation and amortization	31.4	1.6	6.3	0.2	39.5
Total operating expenses	309.7	262.9	393.7	23.2	989.5
Operating income (loss)	$128.2	$31.8	$37.3	$(25.7)	$171.6

	Three Months Ended September 30, 2025
(in millions)	Payments Infrastructure	epay	Cross-Border Payments	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$409.4	$286.5	$452.4	$(2.6)	$1,145.7
Operating expenses:
Direct operating costs, exclusive of depreciation	194.4	216.3	235.8	(2.6)	643.9
Salaries and benefits	46.6	28.0	92.6	20.2	187.4
Selling, general and administrative	13.7	9.7	58.1	3.1	84.6
Depreciation and amortization	26.6	1.5	6.6	0.1	34.8
Total operating expenses	281.3	255.5	393.1	20.8	950.7
Operating income (loss)	$128.1	$31.0	$59.3	$(23.4)	$195.0

	Nine Months Ended September 30, 2026
(in millions)	Payments Infrastructure	epay	Cross-Border Payments	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$1,110.4	$882.2	$1,295.8	$($7.1)	$3,281.3
Operating expenses:
Direct operating costs, exclusive of depreciation	576.2	662.3	682.5	(7.0)	1,914.0
Salaries and benefits	150.5	86.5	276.4	63.8	577.2
Selling, general and administrative	51.0	31.7	195.3	12.0	290.0
Depreciation and amortization	95.0	4.7	19.1	0.6	119.4
Total operating expenses	872.7	785.2	1,173.3	69.4	2,900.6
Operating income (expense)	$237.7	$97.0	$122.5	$(76.5)	$380.7

	Nine Months Ended September 30, 2025
(in millions)	Payments Infrastructure	epay	Cross-Border Payments	Corporate Services, Eliminations and Other	Consolidated
Total revenues	$980.4	$834.0	$1,328.0	$(6.9)	$3,135.5
Operating expenses:
Direct operating costs, exclusive of depreciation	504.8	629.3	698.3	(6.9)	1,825.5
Salaries and benefits	121.8	78.7	268.7	55.8	525.0
Selling, general and administrative	40.9	32.3	172.3	9.9	255.4
Depreciation and amortization	76.9	4.8	18.7	0.4	100.8
Total operating expenses	744.4	745.1	1,158.0	59.2	2,706.7
Operating income (expense)	$236.0	$88.9	$170.0	$(66.1)	$428.8

The following table presents the Company's total assets by reportable segment:

	Total Assets as of
	September 30, 2026	December 31, 2025
Payments Infrastructure	$3,153.5	$3,013.9
epay	902.7	1,251.5
Cross-Border Payments	1,657.5	1,885.1
Corporate Services, Eliminations and Other	340.4	338.2
Total	$6,054.1	$6,488.7

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

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(in millions)	Payments Infrastructure	epay	Cross-Border Payments	Total	Payments Infrastructure	epay	Cross-Border Payments	Total
Europe	$325.2	$210.0	$194.8	$730.0	$767.2	$618.0	$582.9	$1,968.1
North America	45.5	34.9	183.8	264.2	138.3	114.8	552.4	805.5
Asia Pacific	53.9	38.4	33.2	125.5	163.9	92.4	94.3	350.6
Other	13.3	11.4	19.2	43.9	41.0	57.0	66.2	164.2
Eliminations	—	—	—	(2.5)	—	—	—	(7.1)
Total	$437.9	$294.7	$431.0	$1,161.1	$1,110.4	$882.2	$1,295.8	$3,281.3

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions)	Payments Infrastructure	epay	Cross-Border Payments	Total	Payments Infrastructure	epay	Cross-Border Payments	Total
Europe	$322.6	$191.4	$201.5	$715.5	$725.7	$554.0	$579.6	$1,859.3
North America	19.8	43.6	200.5	263.9	58.8	130.9	597.3	787.0
Asia Pacific	57.8	38.8	33.1	129.7	170.7	113.5	99.4	383.6
Other	9.2	12.7	17.3	39.2	25.2	35.6	51.7	112.5
Eliminations	—	—	—	(2.6)	—	—	—	(6.9)
Total	$409.4	$286.5	$452.4	$1,145.7	$980.4	$834.0	$1,328.0	$3,135.5

(14) INCOME TAXES

The Company's effective income tax rate was 28.7% and 34.7% for the three and nine months ended September 30, 2026, compared to 30.6% and 26.8% for the three and nine months ended September 30, 2025.

The Company's effective income tax rate for the three and nine months ended September 30, 2026 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. The Company's effective income tax rate for the three and nine months ended September 30, 2025 was higher than the applicable statutory income tax rate of 21% as a result of certain of its foreign earnings being subject to higher local statutory tax rates.

(15) COMMITMENTS

As of September 30, 2026, the Company had $128.3 million of stand-by letters of credit/bank guarantees issued on the Company's behalf, of which $1.7 million are collateralized by cash deposits held by the respective issuing banks.

Under certain circumstances, the Company grants guarantees in support of obligations of subsidiaries. As of September 30, 2026, the Company had granted off balance sheet guarantees for cash in various ATM networks amounting to $11.6 million over the terms of the cash supply agreements and performance guarantees amounting to approximately $79.5 million over the terms of agreements with the Company's customers.

From time to time, the Company enters into agreements with commercial counterparties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such potential obligations is generally not stated in the agreements. The Company's liability under such indemnification provisions may be mitigated by relevant insurance coverage and may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnification obligations include the following:

•   In connection with contracts with financial institutions in the Payments Infrastructure Segment, the Company is responsible for managing the damage to ATMs and theft of ATM network cash. As of September 30, 2026, the balance of such cash used in the Company's ATM networks for which the Company was responsible was approximately $867.3 million. The Company and suppliers maintain insurance policies to mitigate this exposure;

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

To date, the Company is not aware of any significant claims made by the indemnified parties or third parties to guarantee agreements with the Company and, accordingly, no liabilities were recorded as of September 30, 2026 or December 31, 2025.

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

Since July 2024, the Company has received multiple differing judicial decisions in the Italian court system addressing withholding taxes on certain agency relationships within the Cross-Border Payments Segment in Italy.  The Company had taken the position that the withholding tax is not applicable after consulting with tax advisors and receiving a tax opinion on September 13, 2010. The Company, along with the tax advisors, continue to agree with the Company’s prior conclusion. The Company completed an assessment as required under US GAAP and concluded that it is reasonably possible that a liability has been incurred, but not “probable”. The principal amount of the agent-based withholding tax could be approximately €18.4 million for all open periods, exclusive of potential interest and penalties, if any.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $11.0 million was moved to other receivables as of September 30, 2026. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

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

Future minimum lease payments

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2026 are:

As of September 30, 2026
Maturity of Lease Liabilities (in millions)	Operating Leases (1)
Remainder of 2026	$13.5
2027	45.6
2028	31.9
2029	21.8
2030	15.1
Thereafter	24.4
Total lease payments	$152.3
Less: imputed interest	(13.9)
Present value of lease liabilities	$138.4

(1)  Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements.

Lease expense recognized in the Consolidated Statements of Income is summarized as follows:

Lease Expense (in millions)	Income Statement Classification	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease expense	Selling, general and administrative and Direct operating costs	$14.2	$13.7	$42.5	$39.9
Variable lease expense	Selling, general and administrative and Direct operating costs	50.5	53.9	141.5	141.1
Total lease expense		$64.7	$67.6	$184.0	$181.0

Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

Lease Term and Discount Rate of Operating Leases	As of September 30, 2026
Weighted- average remaining lease term (years)	4.4
Weighted- average discount rate	4.1%

The following table presents supplemental cash flow and non-cash information related to leases.

(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities (a)	$43.9	$39.0
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets
ROU assets obtained in exchange for new operating lease liabilities	$42.7	$49.3

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

OVERVIEW

COMPANY OVERVIEW, GEOGRAPHIC LOCATIONS AND PRINCIPAL PRODUCTS AND SERVICES

Euronet is a leading global financial technology solutions and payments provider. We offer payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Our primary product offerings include comprehensive ATM, point-of-sale ("POS"), card outsourcing, card issuing and merchant acquiring services, software solutions, electronic distribution of prepaid mobile airtime, managed services and other electronic payment products, foreign currency exchange services and global money transfer services. In May 2026, the Company changed the name of the EFT Processing Segment to Payments Infrastructure and the name of the Money Transfer Segment to Cross-Border Payments in order to more accurately reflect the products and services provided by these segments. We operate in the following three segments:

1)  The Payments Infrastructure Segment (PI) meets the needs of financial institutions and consumers through Euronet-owned and outsourced ATMs and POS terminals combined with value added and transaction processing services. We deploy and operate our own ATMs, providing ATM services for financial institutions and providing electronic payment processing solutions. Payments Infrastructure offers a suite of integrated electronic financial transaction software solutions for electronic payment and transaction delivery systems. Transactions processed span a network of 58,420 active ATMs and approximately 685,000 POS terminals. PI operates in 70 countries.

2)  The epay Segment provides retail payment solutions and delivers innovative connections between the digital content of the world’s leading brands and consumers. epay has one of the largest retail networks across Europe and Asia for the distribution of physical and digital third-party content, including branded payments, mobile, and alternative payments, partnering with 1,000+ of the world’s leading brands. In addition, through our own products, we have leveraged our technology to solve business challenges, delivering scalable solutions to drive efficiency and effectiveness. Our comprehensive range of consumer products simplifies transactions and provides financial convenience across a wide range of branded payments. epay operates in 66 countries. We operate a network that includes approximately 736,000 POS terminals that enable electronic processing of prepaid mobile airtime "top-up" services and other digital media content.

3)  The Cross-Border Payments Segment (CBP) provides global money transfers and currency exchange information in retail stores, apps, and websites through Ria, Xe and the Dandelion cross-border real-time payments network. Euronet’s Cross-Border Payments Segment offers real-time, cross-border payments to consumers and businesses across 199 countries and territories, enabling banks, fintechs and big tech platforms to integrate an international payments solution into their own platforms. Ria offers real-time international money transfers with a special focus on emerging markets. In addition, Ria offers safe and affordable money transfers through a global network of cash locations and online, serving over 20 million customers annually. Xe offers web and app-based currency information and industry-leading consumer and business cross-border money transfer services. Customers can send money, buy property overseas, and execute other international payments via the Xe website or app. Dandelion offers consumer and business transaction processing and fulfillment with alternative payout channels like bank accounts, cash pick-up and mobile wallets. Dandelion powers cross-border payments for Xe and Ria, as well as third party banks, fintechs, and big tech platforms. CBP has digital connections to 4.1 billion bank accounts and 3.5 billion digital wallet accounts.

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

Payments Infrastructure Segment — Revenues in the PI Segment, which represented approximately 38% and 34% of total consolidated revenues for the three and nine months ended September 30, 2026 are derived from fees charged for transactions made by cardholders on our proprietary network of ATMs, fixed management fees and transaction fees we charge to customers for operating ATMs and processing debit and credit cards under outsourcing and cross-border acquiring agreements, foreign currency exchange margin on DCC transactions, domestic and international surcharge, foreign currency dispensing and other value added services such as advertising, prepaid telecommunication recharges, bill payment, and money transfers provided over ATMs. Revenues in this segment are also derived from cardless payment, banknote recycling, tax refund services, license fees, professional services and maintenance fees for proprietary application software and sales of related hardware.

epay Segment —  Revenues in the epay Segment, which represented approximately 25% and 27% of total consolidated revenues for the three and nine months ended September 30, 2026 are primarily derived from commissions or processing fees received from mobile phone operators for the processing and distribution of prepaid mobile airtime and commissions earned from the distribution of other electronic content, vouchers, and physical gifts. The proportion of epay Segment revenues earned from the distribution of prepaid mobile phone time has decreased over time, and digital media content now produces approximately 77% of epay Segment revenues. Digital media content offered by this segment includes digital content such as music, games, and software, as well as other products including prepaid long distance calling card plans, prepaid Internet plans, prepaid debit cards, gift cards, vouchers, transport payments, lottery payments, bill payment, and money transfer.

Cross-Border Payments Segment — Revenues in the CBP Segment, which represented approximately 37% and 39% of total consolidated revenues for the three and nine months ended September 30, 2026, are primarily derived from transaction fees, as well as the margin earned from purchasing foreign currency at wholesale exchange rates and selling the foreign currency to customers at retail exchange rates. We have a sending agent network in place comprised of agents, customer service representatives, Company-owned stores, primarily in North America, Europe and Malaysia, Ria, and Xe branded websites, along with a worldwide network of correspondent agents, consisting primarily of financial institutions in the transfer destination countries. Under the brand "Dandelion", Ria offers payment processing services to third party partners. The Dandelion cross-border payments platform provides financial institutions, fintechs such as digital wallets and banks, and enterprise software companies access to Euronet's money transfer network through an API connection. Sending and correspondent agents each earn fees for cash collection and distribution services, which are recognized as direct operating costs at the time of sale. More recently, the U.S. outbound remittance market has experienced lower transaction volumes due to changes in U.S. immigration policies and the implementation of the U.S. remittance tax, which have affected certain remittance corridors. While these market-wide dynamics have impacted retail transaction volumes, the Company continues to experience strong growth in its digital business, expand its payment network and invest in initiatives designed to support long-term growth.

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

SEGMENT SUMMARY RESULTS OF OPERATIONS

The Company's consolidated results for the third quarter of 2026 reflected continued strength in the Payments Infrastructure and epay segments, driven by growth in merchant acquiring, software solutions, digital content and payment acceptance. These gains were partially offset by lower retail remittance volumes in the Cross-Border Payments segment, which were impacted by changes in U.S. immigration policies and the implementation of the U.S. remittance tax. The Company also continued to benefit from growth in digital money transfers and expansion of the Dandelion network.

Revenues and operating income by segment for the three and nine months ended September 30, 2026 and 2025 are summarized in the tables below:

	Revenue for the Three Months Ended September 30,		Year-over-Year Change		Revenue for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Payments Infrastructure	$437.9	$409.4	$28.5	7%	$1,110.4	$980.4	$130.0	13%
epay	294.7	286.5	8.2	3%	882.2	834.0	48.2	6%
Cross-Border Payments	431.0	452.4	(21.4)	(5)%	1,295.8	1,328.0	(32.2)	(2)%
Total	1,163.6	1,148.3	15.3	1%	3,288.4	3,142.4	146.0	5%
Corporate services, eliminations and other	(2.5)	(2.6)	0.1	(4)%	(7.1)	(6.9)	(0.2)	3%
Total	$1,161.1	$1,145.7	$15.4	1%	$3,281.3	$3,135.5	$145.8	5%

	Operating Income (Expense) for the Three Months Ended September 30,		Year-over-Year Change		Operating Income (Expense) for the Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Payments Infrastructure	$128.2	$128.1	$0.1	0%	$237.7	$236.0	$1.7	1%
epay	31.8	31.0	0.8	3%	97.0	88.9	8.1	9%
Cross-Border Payments	37.3	59.3	(22.0)	(37)%	122.5	170.0	(47.5)	(28)%
Total	197.3	218.4	(21.1)	(10)%	457.2	494.9	(37.7)	(8)%
Corporate services, eliminations and other	(25.7)	(23.4)	(2.3)	10%	(76.5)	(66.1)	(10.4)	16%
Total	$171.6	$195.0	$(23.4)	(12)%	$380.7	$428.8	$(48.1)	(11)%

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

To provide further perspective on the impact of foreign currency exchange rates, the following table shows the changes in values relative to the U.S. dollar of the currencies of the countries in which we have our most significant operations:

	Average Translation Rate Three Months Ended September 30,			Average Translation Rate Nine Months Ended September 30,
Currency (dollars per foreign currency)	2026	2025	Increase (Decrease) Percent	2026	2025	Increase (Decrease) Percent
Australian dollar (AUD)	$0.7058	$0.6539	8%	$0.7031	$0.6403	10%
British pound (GBP)	$1.3439	$1.3476	(0)%	$1.3441	$1.3137	2%
Canadian dollar (CAD)	$0.7222	$0.7264	(1)%	$0.7148	$0.7157	(0)%
euro (EUR)	$1.1504	$1.1686	(2)%	$1.1609	$1.1180	4%
Hungarian forint (HUF)	$0.0032	$0.0030	7%	$0.0032	$0.0028	14%
Indian rupee (INR)	$0.0105	$0.0115	(9)%	$0.0107	$0.0116	(8)%
Malaysian ringgit (MYR)	$0.2457	$0.2367	4%	$0.2494	$0.2314	8%
New Zealand dollar (NZD)	$0.5814	$0.5924	(2)%	$0.5847	$0.5840	0%
Polish zloty (PLN)	$0.2665	$0.2749	(3)%	$0.2725	$0.2641	3%

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

PAYMENTS INFRASTRUCTURE SEGMENT

The Payments Infrastructure segment delivered another quarter of solid growth, driven by continued growth in acquiring and REN infrastructure sales, together with the contribution from the CoreCard acquisition completed in the fourth quarter of 2025, partially offset by continued economic pressures together with, more recently, greater consumer use of multi-currency ATMs and multicurrency withdrawal cards and by higher non-cash purchase accounting amortization associated with the CoreCard acquisition.

The following table summarizes the results of operations for our Payments Infrastructure Segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase Amount	Increase Amount	2026	2025	Increase (Decrease) Percent	Increase Amount
Total revenues	$437.9	$409.4	$28.5	7%	$1,110.4	$980.4	$130.0	13%
Operating expenses:
Direct operating costs	210.0	194.4	15.6	8%	576.2	504.8	71.4	14%
Salaries and benefits	51.0	46.6	4.4	9%	150.5	121.8	28.7	24%
Selling, general and administrative	17.3	13.7	3.6	26%	51.0	40.9	10.1	25%
Depreciation and amortization	31.4	26.6	4.8	18%	95.0	76.9	18.1	24%
Total operating expenses	309.7	281.3	28.4	10%	872.7	744.4	128.3	17%
Operating income	$128.2	$128.1	$0.1	0%	$237.7	$236.0	$1.7	1%
Transactions processed (millions)	4,682	4,041	641	16%	12,894	11,228	1,666	15%
Active ATMs as of September 30,	58,420	56,431	1,989	4%	58,420	56,431	1,989	4%
Average installed ATMs	57,950	56,742	1,208	2%	54,639	54,340	299	1%

Revenues

Payments Infrastructure Segment total revenues were $437.9 million for the three months ended September 30, 2026, an increase of $28.5 million or 7% compared to the same period in 2025. Total revenues were $1,110.4 million for the nine months ended September 30, 2026, an increase of $130.0 million or 13% compared to the same period in 2025. Revenue growth was driven by continued growth in acquiring, REN infrastructure sales and contributions from the CoreCard acquisition completed in the fourth quarter of 2025. Fluctuations in foreign currency exchange rates decreased revenues by approximately $8.1 million for the three months ended September 30, 2026 compared to the same period in 2025. Fluctuations in foreign currency exchange rates increased revenues by approximately $21.3 million for the nine months ended September 30, 2026 compared to the same period in 2025.

Direct operating costs

Payments Infrastructure Segment direct operating costs were $210.0 million for the three months ended September 30, 2026, an increase of $15.6 million or 8% compared to the same period in 2025. Direct operating costs were $576.2 million for the nine months ended September 30, 2026, an increase of $71.4 million or 14% compared to the same period in 2025. Direct operating costs primarily consist of site rental fees, cash delivery costs, cash supply costs, maintenance, insurance, telecommunications, payment scheme processing fees, data center operations-related personnel, as well as the processing centers’ facility-related costs and other processing center-related expenses and commissions paid to retail merchants, banks and card processors. The primary drivers of the increase in direct costs were additional expenses required to support increased business volumes from both new (CoreCard) and existing operations. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $4.1 million for the three months ended September 30, 2026 compared to the same period in 2025. Fluctuations in foreign currency exchange rates decreased direct operating costs by approximately $12.7 million for the nine months ended September 30, 2026 compared to the same period in 2025.

Gross profit

Gross profit, which is calculated as revenues less direct operating costs, was $227.9 million for the three months ended September 30, 2026, an increase of $12.9 million or 6% compared to $215.0 million for the same period in 2025. Gross profit was $534.2 million for the nine months ended September 30, 2026, an increase of $58.6 million or 12% compared to $475.6 million for the same period in 2025. Gross profit as a percentage of revenues (“gross margin”) changed to 52.0% and 48.1% for the three and nine months ended September 30, 2026, compared to 52.5% and 48.5% for the same periods in 2025.

Salaries and benefits

Salaries and benefits expenses were $51.0 million for the three months ended September 30, 2026, an increase of $4.4 million or 9% compared to the same period in 2025. Salaries and benefits expenses were $150.5 million for the nine months ended September 30, 2026, an increase of $28.7 million or 24% compared to the same period in 2025. The increase is primarily due to the acquisition of CoreCard in the fourth quarter of 2025, an increase in headcount to support the growth of the business and salary increases due to merit increases and inflationary pressures. As a percentage of revenues, salary expense increased to 11.6% and 13.6% for the three and nine months ended September 30, 2026, compared to 11.4% and 12.4% for the same periods in 2025. Fluctuations in foreign currency exchange rates increased salaries and benefits by approximately $1.3 million for the three months ended September 30, 2026 compared to the same period in 2025. Fluctuations in foreign currency exchange rates decreased salaries and benefits by approximately $2.3 million for the nine months ended September 30, 2026 compared to the same period in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $17.3 million for the three months ended September 30, 2026, an increase of $3.6 million or 26% compared to the same period in 2025. Selling, general and administrative expenses were $51.0 million for the nine months ended September 30, 2026,  an increase of $10.1 million or 25% compared to the same period in 2025. As a percentage of revenues, these expenses increased to 4.0% and 4.6% for the three and nine months ended September 30, 2026 compared to 3.3% and 4.2% for the same periods in 2025.

Depreciation and amortization

Depreciation and amortization expenses were $31.4 million for the three months ended September 30, 2026, an increase of $4.8 million or 18% compared to the same period in 2025. Depreciation and amortization expenses were $95.0 million for the nine months ended September 30, 2026, an increase of $18.1 million or 24% compared to the same period in 2025. The increase was primarily attributable to the acquisition of CoreCard, including amortization expense related to identifiable intangible assets recognized in the purchase price allocation. As a percentage of revenues, these expenses increased to 7.2% and 8.6% for the three and nine months ended September 30, 2026, compared to 6.5% and 7.8% for the same periods in 2025.

Operating income

Payments Infrastructure Segment had operating income of $128.2 million for the three months ended September 30, 2026, an increase of $0.1 million to the same period in 2025. PI Segment had operating income of $237.7 million for the nine months ended September 30, 2026, an increase of $1.7 million or 1% compared to the same period in 2025. Operating income as a percentage of revenues (“operating margin”) decreased to 29.3% and 21.4% for the three and nine months ended September 30, 2026, compared to 31.3% and 24.1% for the same periods in 2025.

EPAY SEGMENT

The epay segment delivered another quarter of consistent and profitable growth, driven by continued demand for higher-value digital content, branded payments and prepaid products, together with ongoing expansion of the Company's global payment acceptance network.

The following table presents the results of operations for the three and nine months ended September 30, 2026 and 2025 for our epay Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase Amount	Increase Percent	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$294.7	$286.5	$8.2	3%	$882.2	$834.0	$48.2	6%
Operating expenses:
Direct operating costs	222.3	216.3	6.0	3%	662.3	629.3	33.0	5%
Salaries and benefits	29.0	28.0	1.0	4%	86.5	78.7	7.8	10%
Selling, general and administrative	10.0	9.7	0.3	3%	31.7	32.3	(0.6)	(2)%
Depreciation and amortization	1.6	1.5	0.1	7%	4.7	4.8	(0.1)	(2)%
Total operating expenses	262.9	255.5	7.4	3%	785.2	745.1	40.1	5%
Operating income	$31.8	$31.0	$0.8	3%	$97.0	$88.9	$8.1	9%
Transactions processed (millions)	1,191	1,148	43	4%	3,259	3,390	(131)	(4)%

Revenues

epay Segment total revenues were $294.7 million for the three months ended September 30, 2026, an increase of $8.2 million or 3% compared to the same period in 2025. epay Segment total revenues were $882.2 million for the nine months ended September 30, 2026, an increase of $48.2 million or 6% compared to the same periods in 2025. The increases were driven by continued demand for higher-value digital content, branded payment products and prepaid products together with effective promotional campaigns, as well as continued expansion of the Company's payment acceptance network. Fluctuations in foreign currency exchange rates decreased revenues by approximately $5.0 million for the three months ended September 30, 2026 compared to the same period in 2025. Fluctuations in foreign currency exchange rates increased revenues by approximately $19.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. Excluding the impact of foreign currency, revenue growth reflects favorable transaction mix and pricing.

Direct operating costs

epay Segment direct operating costs were $222.3 million for the three months ended September 30, 2026, an increase of $6.0 million or 3% compared to the same period in 2025. epay Segment direct operating costs were $662.3 million for the nine months ended September 30, 2026, an increase of $33.0 million or 5% compared to the same periods in 2025. Direct operating costs primarily consist of the commissions paid to retail merchants for the distribution and sale of prepaid mobile airtime and other prepaid products, expenses incurred to operate POS terminals and the cost of vouchers sold and physical gifts fulfilled. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $3.7 million for the three months ended September 30, 2026 compared to the same period in 2025. Fluctuations in foreign currency exchange rates decreased direct operating costs by approximately $14.7 million for the nine months ended September 30, 2026 compared to the same period in 2025.

Gross profit

Gross profit was $72.4 million for the three months ended September 30, 2026, an increase of $2.2 million or 3% compared to $70.2 million for the same period in 2025. Gross profit was $219.9 million for the nine months ended September 30, 2026, an increase of $15.2 million or 7% compared to $204.7 million for the same periods in 2025. Gross margin increased to 24.6% and 24.9% for the three and nine months ended September 30, 2026, compared to 24.5% and 24.5% for the same period in 2025. The increase in gross profit and gross margin were primarily a result of a shift in the mix of transactions processed.

Salaries and benefits

Salaries and benefits expenses were $29.0 million for the three months ended September 30, 2026, an increase of $1.0 million or 4% compared to the same period in 2025. Salaries and benefits expenses were $86.5 million for the nine months ended September 30, 2026, an increase of $7.8 million or 10% compared to the same period in 2025. As a percentage of revenues, these expenses changed to 9.8% for the three and nine months ended September 30, 2026, compared to 9.8% and 9.4% for the same period in 2025. The increase is primarily due to merit increases and inflationary pressures. Fluctuations in foreign currency exchange rates increased salaries and benefits by approximately $0.3 million for the three months ended September 30, 2026 compared to the same period in 2025. Fluctuations in foreign currency exchange rates decreased salaries and benefits by approximately $2.2 million for the nine months ended September 30, 2026 compared to the same period in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $10.0 million for the three months ended September 30, 2026, an increase of $0.3 million or 3% compared to the same period in 2025. Selling, general and administrative expenses were $31.7 million for the nine months ended September 30, 2026, a decrease of $0.6 million or 2% compared to the same period in 2025. As a percentage of revenues, these expenses changed to 3.4% and 3.6% for the three and nine months ended September 30, 2026, compared to 3.4% and 3.9% for the same periods in 2025.

Depreciation and amortization

Depreciation and amortization expenses were $1.6 million for the three months ended September 30, 2026, an increase of $0.1 million or 7% compared to the same period in 2025. Depreciation and amortization expenses were $4.7 million for the nine months ended September 30, 2026, a decrease of $0.1 million or 2% compared to the same period in 2025. Depreciation and amortization expense primarily represent depreciation of POS terminals we install in retail stores and amortization of acquired intangible assets. As a percentage of revenues, these expenses remained at 0.5% for the three months ended September 30, 2026 and 2025 and decreased to 0.5% for the nine months ended September 30, 2026 compared to 0.6% for the same period in 2025.

Operating income

epay Segment operating income was $31.8 million for the three months ended September 30, 2026, an increase of $0.8 million or 3% compared to the same period in 2025. epay Segment operating income was $97.0 million for the nine months ended September 30, 2026, an increase of $8.1 million or 9% compared to the same period in 2025. Operating margin remained the same at 10.8% for the three months ended September 30, 2026 and 2025 and increased to 11.0% for the nine months ended September 30, 2026 compared to 10.7% for the same period in 2025. The segment continued to deliver consistent underlying performance supported by higher-value digital content, prepaid and payment products, while continuing to expand its payment acceptance footprint with an increase in POS terminals and digital distribution.

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

The following table presents the results of operations for the three and nine months ended September 30, 2026 and 2025 for the Cross-Border Payments Segment:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Percent
Total revenues	$431.0	$452.4	$(21.4)	(5)%	$1,295.8	$1,328.0	$(32.2)	(2)%
Operating expenses:
Direct operating costs	227.2	235.8	(8.6)	(4)%	682.5	698.3	(15.8)	(2)%
Salaries and benefits	92.0	92.6	(0.6)	(1)%	276.4	268.7	7.7	3%
Selling, general and administrative	68.2	58.1	10.1	17%	195.3	172.3	23.0	13%
Depreciation and amortization	6.3	6.6	(0.3)	(5)%	19.1	18.7	0.4	2%
Total operating expenses	393.7	393.1	0.6	0%	1,173.3	1,158.0	15.3	1%
Operating income	$37.3	$59.3	$(22.0)	(37)%	$122.5	$170.0	$(47.5)	(28)%
Transactions processed (millions)	45.3	46.0	(0.7)	(2)%	134.9	136.7	(1.8)	(1)%

Revenues

Cross-Border Payments Segment total revenues were $431.0 million for the three months ended September 30, 2026, a decrease of $21.4 million or 5% compared to the same period in 2025. CBP Segment total revenues were $1,295.8 million for the nine months ended September 30, 2026, a decrease of $32.2 million or 2% compared to the same period in 2025. Revenues per transaction was $9.51 and $9.61 for the three and nine months ended September 30, 2026, compared to $9.83 and $9.71 for the same periods in 2025. Fluctuations in foreign currency exchange rates decreased revenues by approximately $2.1 million and increased revenues by approximately $27.9 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025. Revenue, gross profit and operating income were impacted by several factors, including the implementation of the 1% U.S. remittance tax, which reduced consumer transaction activity during the quarter, changes in U.S. immigration policies affecting transfers, middle east pressures and persistent inflation in many markets that constrained consumers’ ability to send money to beneficiaries internationally. These headwinds were partially offset by continued strength in our digital business, with consumer-to-consumer digital transactions increasing 34%.

Direct operating costs

Cross-Border Payments Segment direct operating costs were $227.2 million for the three months ended September 30, 2026, a decrease of $8.6 million or 4% compared to the same period in 2025. CBP Segment direct operating costs were $682.5 million for the nine months ended September 30, 2026, a decrease of $15.8 million or 2% compared to the same period in 2025. Direct operating costs primarily consist of commissions paid to agents who originate money transfers on our behalf and correspondent agents who disburse funds to the customers’ destination beneficiaries, together with less significant costs, such as bank depository fees. Fluctuations in foreign currency exchange rates increased direct operating costs by approximately $1.1 million and decreased directs operating costs by $13.8 million for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Gross profit

Gross profit was $203.8 million for the three months ended September 30, 2026, a decrease of $12.8 million or 6% compared to $216.6 million for the same period in 2025. Gross profit was $613.3 million for the nine months ended September 30, 2026, a decrease of $16.4 million or 3% compared to $629.7 million for the same period in 2025. Gross margin was 47.3% for both the three and nine months ended September 30, 2026, compared to 47.9% and 47.4% for the same periods in 2025.

Salaries and benefits

Salaries and benefits expenses were $92.0 million for the three months ended September 30, 2026, a decrease of $0.6 million or 1% compared to the same period in 2025. Salaries and benefits expenses were $276.4 million for the nine months ended September 30, 2026, an increase of $7.7 million or 3% compared to the same period in 2025. The increase in salaries and benefits was primarily driven by salary increases due to inflationary pressures. As a percentage of revenues, salary expenses increased to 21.3% for both the three and nine months ended September 30, 2026, compared to 20.5% and 20.2% for the same periods in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $68.2 million for the three months ended September 30, 2026, an increase of $10.1 million or 17% compared to the same period in 2025. Selling, general and administrative expenses were $195.3 million for the nine months ended September 30, 2026, an increase of $23.0 million or 13% compared to the same period in 2025. The increase was primarily attributable to higher professional fees, increased advertising and promotion expenses to support strategic initiatives. As a percentage of revenues, these expenses increased to 15.8% and 15.1% for the three and nine months ended September 30, 2026, compared to 12.8% and 13.0% for the same periods in 2025.

Depreciation and amortization

Depreciation and amortization expenses were $6.3 million for the three months ended September 30, 2026, a decrease of $0.3 million or 5% compared to the same period in 2025. Depreciation and amortization expenses were $19.1 million for the nine months ended September 30, 2026, an increase of $0.4 million or 2% compared to the same period in 2025. Depreciation and amortization expenses primarily represent amortization of acquired intangible assets and depreciation of money transfer terminals, computers and software, leasehold improvements and office equipment. As a percentage of revenues, these expenses were 1.5% for both the three and nine months ended September 30, 2026, compared to 1.5% and 1.4% for the same periods in 2025.

Operating income

Cross-Border Payments Segment operating income was $37.3 million for the three months ended September 30, 2026, a decrease of $22.0 million or 37% compared to the same period in 2025. CBP Segment operating income was $122.5 million for the nine months ended September 30, 2026, a decrease of $47.5 million or 28% compared to the same period in 2025. Operating margin was 8.7% and 9.5% for the three and nine months ended September 30, 2026, compared to 13.1% and 12.8% for the same periods in 2025. Operating income per transaction was $0.82 and $0.91 for the three and nine months ended September 30, 2026, compared to $1.29 and $1.24 for the same period in 2025. The decrease in operating income and operating margin was primarily attributable to lower transaction volumes in higher-margin corridors, a less favorable transaction mix, competitive pricing pressure in certain markets, and continued investment in the digital business and the Dandelion platform.

CORPORATE SERVICES

The following table presents the operating expenses for the three and nine months ended September 30, 2026 and 2025 for Corporate Services:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase Amount	Increase Amount	2026	2025	Increase Amount	Increase Amount
Salaries and benefits	$22.0	$20.2	$1.8	9%	$63.8	$55.8	$8.0	14%
Selling, general and administrative	3.5	3.1	0.4	13%	12.0	9.9	2.1	21%
Depreciation and amortization	0.2	0.1	0.1	100%	0.6	0.4	0.2	50%
Total operating expenses	$25.7	$23.4	$2.3	10%	$76.4	$66.1	$10.3	16%

Corporate operating expenses

Total Corporate operating expenses were $25.7 million and $76.4 million for the three and nine months ended September 30, 2026, an increase of $2.3 million or 10% and $10.3 million or 16% compared to the same periods in 2025. This increase was largely driven by an increase in long-term share-based compensation.

OTHER EXPENSE, NET

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(dollar amounts in millions)	2026	2025	Increase (Decrease) Amount	Increase (Decrease) Amount	2026	2025	Increase (Decrease) Amount	Decrease Percent
Interest income	$5.0	$6.2	$(1.2)	(19)%	$13.9	$17.7	$(3.8)	(21)%
Interest expense	(21.7)	(22.5)	0.8	(4)%	(56.4)	(70.1)	13.7	(20)%
Foreign currency exchange gains (losses), net	3.3	0.1	3.2	3,200%	11.5	(23.7)	35.2	(149)%
Other gains (losses)	1.3	1.4	(0.1)	(7)%	0.4	4.3	(3.9)	(91)%
Other expense, net	$(12.1)	$(14.8)	$2.7	(18)%	$(30.6)	$(71.8)	$41.2	(57)%

Interest income

Interest income was $5.0 million for the three months ended September 30, 2026, a decrease of $1.2 million or 19% compared to the same period in 2025. Interest income was $13.9 million for the nine months ended September 30, 2026, a decrease of $3.8 million or 21% compared to the same period in 2025. This decrease was driven by a decrease in interest rates.

Interest expense

Interest expense was $21.7 million for the three months ended September 30, 2026, a decrease of $0.8 million or 4% compared to the same period in 2025. Interest expense was $56.4 million for the nine months ended September 30, 2026, a decrease of $13.7 million or 20% compared to the same period in 2025.

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

We recorded net foreign currency exchange gains of $3.3 million and $11.5 million for the three and nine months ended September 30, 2026, compared to net foreign currency exchange gain and loss of $0.1 million and $23.7 million for the same periods in 2025. These realized and unrealized foreign currency exchange results reflect the fluctuation in the value of the U.S. dollar against the currencies of the countries in which we operated during the respective period.

Other gains

The other gains and losses mainly relate to a discrete non-cash investment.

INCOME TAX EXPENSE

The Company's effective income tax rate was 28.7% and 34.7% for the three and nine months ended September 30, 2026, compared to 30.6% and 26.8% for the same period ended September 30, 2025. The Company's effective income tax rate for the three months ended September 30, 2026 was higher than the applicable statutory income tax rate of 21% as a result of certain foreign earnings being subject to higher local statutory tax rates and our U.S. deferred tax activity. The Company's effective income tax rate for the three and nine months ended September 30, 2025 was higher than the applicable statutory income tax rate of 21% as a result of certain of its foreign earnings being subject to higher local statutory tax rates.

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

NET INCOME ATTRIBUTABLE TO EURONET

Net income attributable to Euronet was $113.6 million for the three months ended September 30, 2026, a decrease of $8.4 million or 7% compared to the same period in 2025. The decrease in net income was primarily attributable to a $23.4 million decrease in operating income, partially offset by a $9.4 million decrease in income tax expense.

Net income attributable to Euronet was $228.5 million for the nine months ended September 30, 2026, a decrease of $29.5 million or 11% compared to the same period in 2025. The decrease in net income was primarily attributable to a $48.1 million decrease in operating income, a $25.6 million increase in income tax expense and a $3.9 million change related to the revaluation of an investment recognized, partially offset by a $13.7 million decrease in interest expense, a $35.2 million improvement in foreign currency exchange results due to the weakening of the U.S. dollar compared to our other reporting currencies.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

As of September 30, 2026, we had working capital of $1,169.6 million, which is calculated as the difference between total current assets and total current liabilities, compared to working capital of $415.5 million as of December 31, 2025. Our ratio of current assets to current liabilities was 1.42 and 1.11 at September 30, 2026 and December 31, 2025, respectively.

The Company believes its cash on hand, cash generated from operations and available borrowing capacity under its revolving credit facilities provide sufficient liquidity to fund its working capital requirements, capital expenditures, debt service obligations, share repurchases and strategic growth initiatives.

We require substantial working capital to finance operations. The CBP Segment funds the payout of the majority of our consumer-to-consumer money transfer services before receiving the benefit of amounts collected from customers by agents. Working capital needs increase in order to cover weekends and banking holidays. As a result, we may report more or less working capital for the CBP Segment based solely upon the day on which the reporting period ends. The epay Segment produces positive working capital, some of which is restricted in connection with the administration of its customer collection and vendor remittance activities. In our PI Segment, we obtain a significant portion of the cash required to operate our ATMs through various cash supply arrangements, the amount of which is not recorded on Euronet's Consolidated Balance Sheets. However, in certain countries, we fund the cash required to operate our ATM network from borrowings under our revolving credit facilities, uncommitted credit agreements and cash flows from operations. ATM cash, which is our own cash in use or designated for use in our ATM network, increased $262.4 million from $650.3 million as of December 31, 2025 to $912.7 million as of September 30, 2026 as a result of the increase in the number of active ATMs as of September 30, 2026 compared to December 31, 2025. The Company has $955.4 million of unrestricted cash as of September 30, 2026 compared to $1,040.3 million as of December 31, 2025. Including the $912.7 million of cash in ATMs at September 30, 2026, we have access to $2,401.3 million in available cash, and $1,113.5 million available under the Credit Facility.

The following table identifies cash and cash equivalents provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
Liquidity	2026	2025
Cash and cash equivalents and restricted cash provided by (used in):
Operating activities	$252.1	$381.9
Investing activities	(98.3)	(137.0)
Financing activities	(25.6)	(278.9)
Increase (decrease) foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(89.7)	236.3
Increase (decrease) in cash and cash equivalents and restricted cash	$38.5	$202.3

Operating activity cash flow

Cash flows provided in operating activities were $252.1 million for the nine months ended September 30, 2026 compared to $381.9 million for the same period in 2025. The decline was primarily driven by unfavourable changes in working capital due to timing.

Investing activity cash flow

Cash flows used in investing activities were $98.3 million for the nine months ended September 30, 2026 compared to $137.0 million for the same period in 2025. The decrease in cash outflows was primarily attributable to the purchase of convertible notes receivable in 2025, which did not recur in 2026. Other investing activities, including purchases of property and equipment, remained relatively consistent year-over-year.

Financing activity cash flow

Cash flows used in financing activities were $25.6 million for the nine months ended September 30, 2026 compared to $278.9 million for the same period in 2025. The decrease was primarily due to net borrowings under the credit agreements in 2026 compared to net repayments in 2025 and lower share repurchases, partially offset by the absence of the 2025 convertible notes proceeds.

Effect of exchange rates on cash, cash equivalents and restricted cash

Fluctuations in foreign currency exchange rates impacted cash, cash equivalents, and restricted cash by ($89.7)million and $236.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, we had $689.1 million of borrowings and $97.4 million of stand-by letters of credit outstanding under the Credit Facility. The remaining $1,113.5 million under the Credit Facility was available for borrowing.

2049 Convertible Notes - On March 18, 2019, we completed the sale of $525.0 million in principal amount of Convertible Senior Notes due 2049 (“2049 Convertible Notes”). The 2049 Convertible Notes were issued pursuant to an indenture, dated as of March 18, 2019, by and between us and U.S. Bank National Association, as trustee. The 2049 Convertible Notes have an interest rate of 0.75% per annum payable semi-annually in March and September and are convertible into shares of Euronet common stock at a conversion price of approximately $188.73 per share if certain conditions are met (relating to the closing prices of Euronet common stock exceeding certain thresholds for specified periods). Holders of the 2049 Convertible Notes have the option to require us to repurchase for cash all or part of their 2049 Convertible Notes on each of March 15, 2025, 2029, 2034, 2039 and 2044 at a repurchase price equal to 100% of the principal amount of the 2049 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In connection with the issuance of the 2049 Convertible Notes, we recorded $12.8 million in debt issuance costs, which were amortized through March 1, 2025. Almost all of the holders exercised their repurchase option in March 2025 and we repurchased $491.8 million of the 2049 Convertible Notes with a combination of cash on hand and a borrowing under our Credit Facility. As of September 30, 2026, $33.2 million of the 2049 Convertible Notes remain outstanding.

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

Uncommitted Credit Agreements - On June 15, 2026, the Company entered into an uncommitted demand credit agreement with U.S. Bank National Association providing for a discretionary, non-revolving credit facility of up to $100 million. The facility may be used solely to provide vault cash for automated teller machines owned by the Company and its wholly owned subsidiaries. Advances under the facility are made solely at the lender's discretion, are payable on demand, and mature no later than November 15, 2026, unless extended by the lender. Outstanding borrowings bear interest at Daily Simple SOFR plus 1.10%. As of September 30, 2026, the Company had $100 million outstanding under the facility. The weighted-average interest rate from loan inception date to September 30, 2026, was 4.74%.

On June 24, 2026, the Company entered into an uncommitted non-revolving credit facility with Wells Fargo Bank, National Association providing for borrowings of up to $300 million. The facility may be used solely to provide vault cash for automated teller machines owned by the Company and its wholly owned subsidiaries. The agreement expires on November 30, 2026, unless terminated earlier by the lender. As of September 30, 2026, the Company had $150 million outstanding under the facility. Outstanding borrowings bear interest at Daily Simple SOFR plus 1.25%. The weighted-average interest rate from loan inception date to September 30, 2026, was 4.90%.

On June 24, 2026, The Company entered into an Uncommitted Loan Agreement with Bank of America, N.A. providing for an uncommitted revolving credit facility with a maximum facility of $400 million. The facility may be used solely to provide vault cash for automated teller machines owned by the Company and its wholly owned subsidiaries. Any advances under the facility are made solely at the discretion of Bank of America, which has no contractual obligation to fund borrowings and may reduce the facility limit, demand repayment of outstanding loans, or terminate the facility at any time. The agreement expires on June 23, 2027, unless terminated earlier by the lender. Loans may be denominated in U.S. dollars or euros and bear interest at rates based on Prime, Term SOFR, EURIBOR, or other rates agreed between the parties at the time of borrowing. As of September 30, 2026, the Company had $195.7 million outstanding under the facility. The weighted-average interest rate from loan inception date to September 30, 2026, was 4.68%.

In the aggregate, these uncommitted facilities represent $445.7 million, or approximately 20% of our total debt obligations, as of September 30, 2026. Because each lender may demand repayment, reduce the available facility amount, or terminate its facility at its sole discretion and without any contractual obligation to continue funding, we may be required to repay amounts outstanding under these facilities on short notice or seek replacement funding. If one or more of these facilities were terminated or called, we believe that cash on hand, cash generated from operations and availability under our committed revolving Credit Facility would be sufficient to repay the amounts outstanding; however, there can be no assurance that replacement funding for the vault cash needs currently served by these facilities would be available on similarly favorable terms, or at all.

Other debt obligations — Certain of the Company’s subsidiaries have available lines of credit and overdraft credit facilities that generally provide for short-term borrowings that are used from time to time for working capital purposes. On October 9, 2024, the Company completed a line of credit facility of MYR 100 million and an overdraft credit facility of MYR 140 million for its Malaysian business. Each advance under this facility shall be made for a term of 1 month or such other period of up to 12 months. As of September 30, 2026, $24.5 million was borrowed under this line of credit facility. There were no borrowings on the overdraft credit facility. Including the Malaysian facility, there was a total of $30.6 million outstanding under our subsidiaries credit lines and overdraft facilities as of September 30, 2026.

Other uses of capital

Capital expenditures and needs - Total capital expenditures for the nine months ended September 30, 2026 were $91.3 million. These capital expenditures were primarily for the purchase and installation of ATMs in key under-penetrated markets, the purchase of POS terminals for the epay and CBP Segments, and office, data center and company store computer equipment and software. Total capital expenditures for 2026 are currently estimated to range from approximately $145 million to $155 million. At current and projected cash flow levels, we anticipate that cash generated from operations, together with cash on hand and amounts available under our Credit Facility and other existing and potential future financings will be sufficient to meet our debt (including our uncommitted credit facilities), leasing, and capital expenditure obligations. If our capital resources are not sufficient to meet these obligations, we will seek to refinance our debt and/or issue additional equity under terms acceptable to us. However, we can offer no assurances that we will be able to obtain favorable terms for the refinancing of any of our debt or other obligations or for the issuance of additional equity.

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

OFF BALANCE SHEET ARRANGEMENTS.

On occasion, we grant guarantees of the obligations of our subsidiaries, and we sometimes enter into agreements with unaffiliated third parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. Our liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. As of September 30, 2026, there were no material changes from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025. To date, we are not aware of any significant claims made by the indemnified parties or parties to whom we have provided guarantees on behalf of our subsidiaries and, accordingly, no liabilities have been recorded as of September 30, 2026. See also Note 15, Commitments, to the unaudited consolidated financial statements included elsewhere in this report.

CONTRACTUAL OBLIGATIONS

As of September 30, 2026, there have been no material changes outside the ordinary course of business in our future contractual obligations from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2026, our total debt outstanding, excluding unamortized debt issuance costs, was $2,198.6 million.

Of this amount, $1.0 billion, net of debt discounts, or 45% of our total debt obligations, relates to our 2030 Convertible Notes that have a fixed coupon rate. Our $1,000 million outstanding principal amount of 2030 Convertible Notes accrue cash interest at a rate of 0.625% of the principal amount per annum. Based on quoted market prices, as of September 30, 2026, the fair value of our fixed rate 2030 Convertible Notes was $896.9 million, compared to a carrying value of $1.0 billion.

Also, $33.2 million, net of debt discounts, or 2% of our total debt obligations, relates to our contingent 2049 Convertible Notes that have a fixed coupon rate. Our $33.2 million outstanding principal amount of 2049 Convertible Notes accrue cash interest at a rate of 0.75% of the principal amount per annum. Based on quoted market prices, as of September 30, 2026, the fair value of our fixed rate 2049 Convertible Notes was $30.3 million, compared to a carrying value of $33.2 million.

Further, as of September 30, 2026 we had $689.1 million of borrowings under our Credit Facility, or 31% of our total debt obligations. If we were to maintain these borrowings for one year, a 1% (100 basis points) increase in the applicable interest rate would result in additional interest expense to the Company of approximately $6.9 million. The carrying values of the Credit Facility approximates fair value because interest as of September 30, 2026, was based on SOFR that resets at various intervals of less than one year.

An additional $445.7 million, or 20% of our total debt, is related to short-term uncommitted credit agreements. The credit agreements are due within one year and accrue interest at variable rates.

The remaining $30.6 million is related to borrowings by certain subsidiaries to fund, from time to time, working capital requirements. These arrangements generally are due within one year and accrue interest at variable rates. Our excess cash is invested in instruments with original maturities of three months or less or in certificates of deposit that may be withdrawn at any time without penalty; therefore, as investments mature and are reinvested, the amount we earn will increase or decrease with changes in the underlying short-term interest rates.

Foreign currency exchange rate risk

For the nine months ended September 30, 2026, approximately 77% of our revenues were generated in non-U.S. dollar countries and we expect to continue generating a significant portion of our revenues in countries with currencies other than the U.S. dollar.

We are particularly vulnerable to fluctuations in exchange rates of the U.S. dollar to the currencies of countries in which we have significant operations, primarily the euro, British pound, Australian dollar, Polish zloty, Indian rupee, New Zealand dollar, Malaysian ringgit and Hungarian forint. As of September 30, 2026, we estimate that a 10% fluctuation in these foreign currency exchange rates would have the combined annualized effect on reported net income and working capital of approximately $165 million to $175 million. This effect is estimated by applying a 10% adjustment factor to our non-U.S. dollar results from operations, intercompany loans that generate foreign currency gains or losses and working capital balances that require translation from the respective functional currency to the U.S. dollar reporting currency.

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

A majority of our consumer-to-consumer money transfer operations involve receiving and disbursing different currencies, in which we earn a foreign currency spread based on the difference between buying currency at wholesale exchange rates and selling the currency to consumers at retail exchange rates. We enter into foreign currency forward and cross-currency swap contracts to minimize exposure related to fluctuations in foreign currency exchange rates. The changes in fair value related to these contracts are recorded in Foreign currency exchange (loss) gain, net on the Consolidated Statements of Operations. As of September 30, 2026, we had foreign currency derivative contracts outstanding with a notional value of $398.5 million, primarily in Australian dollars, British pounds, Canadian dollars, euros and Mexican pesos, that were not designated as hedges and mature within a few days.

For derivative instruments our Xe operations write to customers, we aggregate the foreign currency exposure arising from customer contracts and hedge the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties as part of a broader foreign currency portfolio. The changes in fair value related to the total portfolio of positions are recorded in Revenues on the Consolidated Statements of Operations. As of September 30, 2026, we held foreign currency derivative contracts outstanding with a notional value of $0.9 billion, primarily in U.S. dollars, euros, British pounds, Australian dollars and New Zealand dollars, that were not designated as hedges and for which the majority mature within the next twelve months.

We use longer-term foreign currency forward contracts to mitigate risks associated with changes in foreign currency exchange rates on certain foreign currency denominated other assets and liability positions. As of September 30, 2026, the Company had foreign currency forward contracts outstanding with a notional value of $592.6 million, primarily in euros.

See Note 11, Derivative Instruments and Hedging Activities, to our unaudited consolidated financial statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Our executive management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Change in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since July 2024, the Company has received multiple differing judicial decisions in the Italian court system addressing withholding taxes on certain agency relationships within the Cross-Border Payments Segment in Italy.  The Company had taken the position that the withholding tax is not applicable after consulting with tax advisors and receiving a tax opinion on September 13, 2010.  The Company, along with the tax advisors, continue to agree with the Company’s prior conclusion. The Company completed an assessment as required under US GAAP and concluded that it is reasonably possible that a liability has been incurred, but not “probable”. The principal amount of the agent-based withholding tax could be approximately €18.4 million for all open periods, exclusive of potential interest and penalties, if any.

In March 2025, the Company was notified of a fire, resulting in the loss of Malaysian Ringgit notes in the custody of a third-party service provider. The third-party service provider had the risk of loss based on the terms of the contractual arrangement. The bank note balance of approximately $11.0 million was moved to other receivables as of September 30, 2026. At this time the Company has determined that it is probable the bank notes will be recovered from the third-party service provider.

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of the Company's common stock that were purchased by the Company during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions) (1)
July 1 - July 31, 2026	—	—	—	$543.4
August 1 - August 31, 2026	—	—	—	$543.4
September 1 - September 30, 2026	691,741	$72.28	691,741	$493.4
Total	691,741	$72.28	691,741

(1)    On June 3, 2025, the Company put a repurchase program in place to repurchase up to $400 million in value, but not more than 8.0 million shares of common stock through June 3, 2027. As of September 30, 2026, approximately $68.4 million in value of additional shares were available to be repurchased under this repurchase program. On February 24, 2026, the Company put a repurchase program in place to repurchase up to $425 million in value, but not more than 10 million shares of common stock. The Company has not made any repurchases under this plan. Repurchases under the program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
101*

The following materials from Euronet Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2026 (unaudited) and December 31, 2025, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2026 and 2025 (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

November 4, 2026

Euronet Worldwide, Inc.

By:	/s/ MICHAEL J. BROWN
Michael J. Brown
Chief Executive Officer

By:	/s/ RICK L. WELLER
Rick L. Weller
Chief Financial Officer